Form 10-K
period 1993-10-31
BOWNE & CO INC
filed 1994-01-26
CIK 13610

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               ------------------
                                   FORM 10-K
                               ------------------
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended October 31, 1993, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

    For the transition period from                   to

                           COMMISSION FILE NO. 1-5842
                               ------------------

                               BOWNE & CO., INC.
             (Exact name of Registrant as specified in its charter)

               NEW YORK                              13-2618477
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification Number)

           345 HUDSON STREET
          NEW YORK, NEW YORK                            10014
    (Address of principal executive                  (Zip code)
                 offices)

                                 (212) 924-5500
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                             WHICH REGISTERED
                 Common Stock,                             American Stock Exchange
                Par Value $.01

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:           Yes  X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on January 21, 1994, was $293,680,000. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 17,313,636 shares of Common Stock outstanding as at January 21, 1994.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Notice of Annual Meeting of Stockholders and Proxy Statement
        anticipated to be dated February 7, 1994....................  Part III, Items 10-12
                                                                      Part IV, Item 14

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was incorporated in the State of New York in 1968. The Registrant and its subsidiaries are hereinafter collectively referred to as the Company, unless otherwise noted. The Company, through its subsidiaries, is engaged in providing the timely and accurate preparation and distribution of documentation related to corporate and governmental financing, information management and compliance documentation services throughout the United States and Canada and also in London, Paris, Hong Kong and Mexico City, with affiliates worldwide.

     The percentage of the Company's consolidated total sales attributable to each class of service offered by the Company for the last five years is set forth below.

                 CLASS OF SERVICE                   1993      1992      1991      1990      1989
- --------------------------------------------------  ----      ----      ----      ----      ----
Financial and corporate printing..................   87 %      84 %      85 %      81 %      80 %
Commercial and legal printing.....................   13        16        15        19        20
                                                    ----      ----      ----      ----      ----
                                                    100 %     100 %     100 %     100 %     100 %
                                                    ----      ----      ----      ----      ----
                                                    ----      ----      ----      ----      ----

     The Company's financial printing includes registration statements, tax-exempt offering circulars, prospectuses, loan agreements, special proxy materials, tender offer materials and other documents related to corporate financings, acquisitions and mergers, as well as mutual funds. Corporate printing includes annual and interim reports and proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Form 10-K and stock exchange listing applications.

     The Company's commercial printing includes business forms, sales aids and literature, point of purchase materials, market letters, newsletters and other custom-printed matter, prepared for customers engaged in general commerce. Legal printing consists of the printing of legal briefs and records for use by attorneys in trial, appellate and administrative proceedings.

     Although substantial investment in equipment and facilities is required, the Company's business is principally service-oriented. Financial and corporate printing services rendered by the Company normally begin with the receipt of customer copy, which may arrive as hard copy, on a diskette, magnetic tape or through electronic transfer and typically involve the rapid computer typesetting and printing of documents. Final copy for these documents is a composite resulting from drafting and editing by parties interested in each transaction, including corporate executives, investment bankers, attorneys and accountants. Prior to approval of final copy, numerous proofs are usually required to be supplied by the Company. When the parties have all agreed upon the contents of the document, last minute changes are made, final proofs are approved, and the job goes to press for printing. Thereafter, the document is bound into book form and delivered by various means to parties in diverse locations. Speed and accuracy are required at all stages, and frequently final alterations are made when pages of a document are on press. While the time pressures in connection with commercial and legal printing are not as great as in financial and corporate printing, the basic process and techniques employed are the same.

     The Company maintains conference rooms and telecommunication capabilities at most of its offices for use by customers in conducting meetings associated with jobs in progress and provides customers with on-site conveniences which promote ease and speed of editorial copy changes and otherwise facilitate completion of assignments. In addition, the Company has developed and utilizes a proprietary computer network which facilitates document handling and makes collaboration by customers at different sites practicable.

     The Company's operations are conducted principally in the United States and Canada. The Company operates service centers in London, Paris, Hong Kong and Mexico City to support its customers' multi-national transactions. Total sales, net income, and identifiable assets attributable to each geographic area for fiscal 1993 and 1992 are shown in Note 13 of the Notes to Consolidated Financial Statements on page 21. Sales, income and assets attributable to the Company's operations outside the United States and Canada are not material.

COMPETITION

     The Company renders printing services to a wide variety of customers, including business corporations, law firms, investment bankers, mutual funds, bond dealers and other financial institutions. Competition with respect to each of the services is intense and is based principally upon the ability to perform the services described with speed and accuracy. Price and the quality of supporting services are also important in this regard.

     The Company competes directly with a number of other financial and corporate printers (some of which have multiple locations, and many others of which have single locations) having the same degree of specialization in these fields, some of which are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available upon which to determine its share of the total financial and corporate printing market, the Company believes that it is the largest in these fields in terms of sales volume. Competition based upon speed, accuracy of service and location of facilities is particularly intense among financial and corporate printers. In addition, the Company has experienced intense competition for sales personnel and, to a lesser degree, production personnel relating to its financial and corporate printing services.

     In the commercial and legal printing fields, the Company competes not only with other financial and corporate printers, but also with general, commercial and legal printers, which are far more numerous than those in the financial and corporate class. The Company's participation in and share of these markets are minor.

RESEARCH AND DEVELOPMENT

     As a result of technological developments in the field of computers and peripheral equipment, the Company and its principal competitors utilize computerized typesetting systems in the process of preparing documentation. A research and development capability is maintained by the Company to continually evaluate the advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's business and to develop and install enhancements to the Company's own proprietary system. The Company's research and development expenditures, determined in accordance with generally accepted accounting principles, are not material.

MARKETING

     The Company employs approximately 200 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations and provide advice and assistance to customers. The Company regularly advertises in financial newspapers and journals. Sales promotion is also carried on by mail.

SEASONAL AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company's business is generally affected by cyclical factors. A substantial portion of the Company's sales and net income depends upon the volume of public financings, particularly equity offerings, which is influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. The above-mentioned factors also affect the volume of corporate acquisitions, consolidations, mergers and similar transactions, which in turn influence the demand for the Company's services. In addition, the Company's corporate printing business is seasonal to the extent that the greatest number of proxy statements and annual reports are required to be printed during the Company's fiscal quarter ending April 30.

     As a result of the factors mentioned above, coupled with the general necessity for rapid implementation of printing jobs after delivery of copy by its customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads. Consequently, the Company does not always operate at full capacity.

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. The Company has no backlog, within the common meaning of that term, which is normal throughout the industry. During the fiscal year ended October 31, 1993, no customer accounted for 10% or more of the Company's sales.

EMPLOYEES

     At October 31, 1993, the Company had 2,459 employees. Relations with the Company's employees generally are considered to be satisfactory. Less than one quarter of the Company's production employees are members of various unions, which represent different categories of workers. The subsidiaries of the Company which have union employees in their plants enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

SUPPLIERS

     The Company purchases various materials and services from a number of suppliers, of which the most important items are paper and electrical energy. The Company purchases paper from a paper mill and paper merchants. Alternate sources of supply are presently available. Although the price of paper has risen during the past five years, such increases have not significantly affected the Company's operating results. No difficulty has been experienced to date in obtaining adequate amounts of paper or electrical energy. However, a severe paper or energy shortage could have an adverse effect upon the operations of the Company.

PATENTS AND OTHER RIGHTS

     The Company has no significant patents, licenses, franchises, concessions or other rights except its trademarks, nor does it have specialized machinery, facilities or contracts which are not available to other firms in the industry except a proprietary computer typesetting and telecommunications system.

FOREIGN SALES

     The Company's foreign operations are located in Canada, London, Paris, Hong Kong and Mexico City. In addition, the Company has affiliations with certain printing firms abroad, but its sales and revenues derived from services rendered in foreign countries other than Canada were less than 5% of the Company's total sales in each of the past three fiscal years. See Note 13 of the Notes to Consolidated Financial Statements on page 21.

RENEGOTIATION

     No significant portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

ITEM 2. PROPERTIES

     Information regarding the material facilities of the Company, as of October 31, 1993, seven of which are leased and nine of which are owned in fee, is set forth below.

                                 YEAR
                                 LEASE                                                 SQUARE
        LOCATION                EXPIRES                     DESCRIPTION                FOOTAGE
345 Hudson Street                2002           Typesetting, printing plant             98,000
  New York, NY                                    and general office space.
60 Gervais Drive                 1997           Typesetting, printing plant and         57,000
  Don Mills (Toronto),                            general office space.
  Ontario, Canada
1570 Northside Drive             2002           Typesetting, printing plant and         44,000
  Atlanta, GA*                                    general office space.
610 West Congress                1999           Typesetting, printing plant and         25,000
  Detroit, MI                                     general office space.
1201 West Pender Street          1998           Typesetting, printing plant and         15,500
  Vancouver, British                              general office space.
  Columbia, Canada
633 W. Fifth Street              2000           Typesetting and general                 15,000
  Los Angeles, CA                                 office space.
1341 G Street N.W.               1999           Typesetting and general                 11,000
  Washington, DC                                  office space.
215 County Avenue                Owned          Printing plant and                     105,000
  Secaucus, NJ                                    general office space.
1241 Superior Avenue             Owned          Typesetting, printing plant and         73,000
  Cleveland, OH                                   general office space.
325 W. Ohio Street               Owned          Typesetting, printing plant and         60,000
  Chicago, IL                                     general office space.
5400 Chemin St. Francois         Owned          Typesetting, printing plant and         55,000
  St. Laurent (Montreal),                         general office space.
  Quebec, Canada
411 D Street                     Owned          Typesetting, printing plant and         52,000
  Boston, MA                                      general office space.
1200 Oliver Street               Owned          Typesetting, printing plant and         48,000
  Houston, TX                                     general office space.
1706 Maple Avenue                Owned          Printing plant and general              41,000
  Los Angeles, CA                                 office space.
1931 Market Center Blvd.         Owned          Typesetting, printing plant and         36,000
  Dallas, TX                                      general office space.
15 Seeley Avenue                 Owned          Computer center and general             18,000
  Piscataway, NJ                                  office space.

- ---------------

* The Company has a 50% interest in the partnership which owns this property.

     All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. Virtually all of the Company's equipment is owned outright, free and clear of any liens and encumbrances. A relatively minor amount of equipment utilized by the Company is rented on short-term leases, and no renewal problems are anticipated. All of the foregoing properties are used in the Company's printing business. Reference is made to Notes 10 and 12 of the Notes to Consolidated Financial Statements on pages 20 and 21.

ITEM 3. PENDING LEGAL PROCEEDINGS

     The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business. Reference is made to Note 14 of the Notes to Consolidated Financial Statements on page 21.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Registrant is presented in
Part III below and incorporated here by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE". The following is the range of high and low sales prices and dividends paid per share for fiscal 1993 and 1992 by quarters.

                                                              RANGE OF SALES PRICES
                                                              ---------------------   DIVIDENDS
                                                               HIGH           LOW     PER SHARE
                                                              -------       -------   ---------
1993:
     Fourth quarter......................................... $20 5/8       $18 1/2       $.075
     Third quarter..........................................  20 5/8        16 3/4        .075
     Second quarter.........................................  20 1/8        14 3/4        .075
     First quarter..........................................  18 1/8        13 1/8        .075
                                                             -------       -------   ---------
          Fiscal year....................................... $20 5/8       $13 1/8       $.30
                                                             -------       -------   ---------
1992:
     Fourth quarter......................................... $17 1/8       $14 1/8      $.075
     Third quarter..........................................  16 3/4        13 1/2       .0625
     Second quarter.........................................  18 3/8        14 1/2       .0625
     First quarter..........................................  17 1/2        11           .0625
                                                             -------       -------   ---------
          Fiscal year....................................... $18 3/8       $11          $.2625
                                                             -------       -------   ---------

     As of December 31, 1993, there were approximately 1,500 stockholders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                                1993          1992          1991          1990          1989
                             ------------  ------------  ------------  ------------  ------------
Operating Data
  Revenues:
     Net sales.............. $333,255,000  $282,201,000  $236,317,000  $201,217,000  $189,577,000
     Other..................    4,334,000     3,813,000     3,750,000     3,919,000     6,552,000
                             ------------   -----------   -----------   -----------   -----------
                              337,589,000   286,014,000   240,067,000   205,136,000   196,129,000
  Expenses:
     Cost of sales..........  173,061,000   145,729,000   127,231,000   116,309,000   110,068,000
     Selling and administra-
       tive.................   90,322,000    77,888,000    70,504,000    59,179,000    55,659,000
     Depreciation and
       amortization.........   12,859,000    12,478,000    13,693,000    11,764,000    11,018,000
     Interest...............    2,336,000     2,881,000     3,548,000     3,419,000     3,482,000
     Minority interest......           --            --            --            --      (159,000)
                              -----------   -----------   -----------   -----------   -----------
                              278,578,000   238,976,000   214,976,000   190,671,000   180,068,000
                              -----------   -----------   -----------   -----------   -----------
  Income before income
     taxes..................   59,011,000    47,038,000    25,091,000    14,465,000    16,061,000
  Income taxes..............   23,692,000    18,770,000    10,766,000     6,049,000     7,899,000
                              -----------   -----------   -----------   -----------   -----------
  NET INCOME................  $35,319,000   $28,268,000   $14,325,000   $ 8,416,000   $ 8,162,000
                              -----------   -----------   -----------   -----------   -----------
                              -----------   -----------   -----------   -----------   -----------
Balance Sheet Data
  Current assets............ $152,504,000  $131,313,000  $113,176,000  $92,685,000   $99,674,000
  Current liabilities.......   64,719,000    42,723,000    38,729,000   26,611,000    28,517,000
  Working capital...........   87,785,000    88,590,000    74,447,000   66,074,000    71,157,000
  Working capital ratio.....    2.36 to 1     3.07 to 1     2.92 to 1    3.48 to 1     3.50 to 1
  Net plant and equipment...   88,840,000    74,480,000    68,968,000   71,640,000    68,967,000
  Total assets..............  283,624,000   244,367,000   225,666,000  204,414,000   205,474,000
  Long-term indebtedness....    8,836,000    22,346,000    30,807,000   34,248,000    34,360,000
  Stockholders' equity......  196,683,000   166,503,000   144,448,000  132,309,000   131,462,000
Per Share
  Net income................   $ 2.05         $1.65         $ .84         $ .49         $ .46
  Book value................    11.37          9.71          8.46          7.80          7.62
  Dividends.................      .30           .26           .25           .25           .25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On October 31, 1993, the Company had a working capital ratio of 2.36 to 1 and working capital of $87,785,000.

     Cash generated from operations, available working capital and borrowings have been used to finance acquisitions, capital expenditures, payment of debt, purchase of treasury stock and payment of dividends. It is expected that such funds and the Company's borrowing capacity will be sufficient to finance the Company's growth, future capital expenditures, acquisition of treasury stock, payment of dividends and possible acquisitions.

INFLATION

     The Company has experienced the effects of inflation through increases in the costs of employee compensation and related fringe benefits, outside services, raw materials and other supplies. Due to price competition, the Company does not always fully recover all of its increased costs.

RESULTS OF OPERATIONS

     The Company provides printing services to produce the varied documentation required by major financial transactions, corporate periodic reports, restructuring plans for bankrupt companies, communication to shareholders and basic commercial printing. The sales value of each project is dependent, among other things, upon the size, complexity and type of document printed, the time allowed for completion and the level of changes required, and may be further impacted by the level of competition.

     The Company's corporate printing business is seasonal to the extent that the greatest number of proxy statements and annual reports are required to be printed during the Company's second fiscal quarter ending April 30. In addition, the Company's business is generally affected by cyclical conditions in the capital markets.

     The general necessity for rapid document processing after delivery of copy by its customers requires that the Company maintain physical plant and customer service staff sufficient to meet maximum work loads. Consequently, the Company does not always operate at full capacity. The costs for facilities, labor and equipment constitute a major portion of the costs of goods sold. These costs do not normally increase or decrease proportionally with changes in sales.

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," is currently scheduled to become effective for the Company's fiscal year ending October 31, 1994. The effect of the adoption of this statement will not be material.

1993 COMPARED WITH 1992

     Sales increased 18%, to $333,255,000, due to even higher levels of debt and equity offerings than a year earlier and increased levels of activity in mutual funds and merger and acquisition work. The overall increase in sales combined with a relatively constant gross margin percentage contributed to a $23,722,000 increase in gross margin.

     Other revenues increased $521,000 to $4,334,000 principally as a result of capital gains related to the sale of surplus property.

     Selling and administrative expenses increased $12,434,000, or 16%, to $90,322,000 principally as a result of increases in sales and incentive compensation and other expenses related to higher sales and profitability, and increases in the number of employees and the costs of facilities and labor.

     Depreciation and amortization expenses increased $381,000, or 3%, primarily as a result of expansion of facilities.

     Interest expense decreased $545,000 due to the reduction of the Company's debt.

     The effective overall income tax rate remained relatively constant as the new higher tax rate contained in the Omnibus Budget Reconciliation Act of 1993 was partially offset by the increased proportion of income earned in state and foreign jurisdictions with lower tax rates.

     As a result of the foregoing, income before income taxes increased $11,973,000, or 25%, to $59,011,000 and net income increased $7,051,000, or 25%, to $35,319,000.

1992 COMPARED WITH 1991

     Sales increased by $45,884,000, or 19%. The increase was primarily attributable to increased debt and equity offerings during the year and the Company's diversification into banking, bankruptcy and mutual fund printing services. The overall increase in sales, combined with an increase of 2% in the gross margin percentage, contributed to an increase in gross margin of $27,386,000.

     Other revenues remained relatively unchanged as increases in earnings from higher levels of investments were offset by lower interest rates.

     Selling and administrative expenses increased $7,384,000, or 10%, to $77,888,000, principally as a result of sales and incentive compensation and other expenses related to increases in sales and profitability.

     Depreciation and amortization decreased $1,215,000, or 9%, primarily as a result of certain intangibles related to business acquisitions becoming fully amortized at the end of 1991.

     Interest expense decreased $667,000, or 19%, primarily as a result of the reduction of long-term debt.

     The income tax rate decreased from 43% to 40% as a result of an increased proportion of earnings in lower tax jurisdictions and the reduced proportion of non-deductible items on higher earnings.

     As a result of the foregoing, income before income taxes increased $21,947,000, or 87%, to $47,038,000 and net income increased $13,943,000, or
97%, to $28,268,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bowne & Co., Inc.

     We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and Subsidiaries as of October 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowne & Co., Inc. and Subsidiaries at October 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG

New York, New York
December 13, 1993

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1993 AND 1992

ASSETS

                                                                             1993               1992
                                                                         ------------       ------------
Current assets:
     Cash and cash equivalents........................................   $ 33,067,000       $ 52,056,000
     Other investments................................................                         3,634,000
     Trade accounts receivable, less allowance for doubtful accounts
      of $6,550,000 (1993) and $4,412,000 (1992)......................     92,857,000         56,614,000
     Inventories......................................................     21,729,000         15,678,000
     Prepaid expenses and sundry receivables..........................      4,851,000          3,331,000
                                                                         ------------       ------------
                    Total current assets..............................    152,504,000        131,313,000
                                                                         ------------       ------------
Marketable securities.................................................     17,393,000         14,233,000
                                                                         ------------       ------------
Real estate, equipment and leasehold improvements:
     Land and buildings...............................................     50,949,000         48,554,000
     Machinery and plant equipment....................................     79,059,000         63,236,000
     Leasehold improvements...........................................     12,623,000         10,832,000
     Furniture, fixtures and vehicles.................................     14,547,000         14,047,000
                                                                         ------------       ------------
                                                                          157,178,000        136,669,000
     Less depreciation and amortization to date.......................     68,338,000         62,189,000
                                                                         ------------       ------------
                                                                           88,840,000         74,480,000
                                                                         ------------       ------------
Other assets:
     Excess of cost of subsidiaries over net assets at date of
      acquisition.....................................................     15,784,000         16,346,000
     Deferred income taxes............................................      4,338,000          2,945,000
     Other............................................................      4,765,000          5,050,000
                                                                         ------------       ------------
                                                                           24,887,000         24,341,000
                                                                         ------------       ------------
TOTALS................................................................   $283,624,000       $244,367,000
                                                                         ------------       ------------
                                                                         ------------       ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1993 AND 1992

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            1993               1992
                                                                        ------------       ------------
Current liabilities:
  Current portion of long-term debt.................................    $ 5,434,000        $ 2,772,000
  Accounts payable..................................................     14,134,000          7,145,000
  Employees' compensation...........................................     28,203,000         22,721,000
  Accrued expenses..................................................     11,834,000          8,818,000
  Income taxes payable..............................................      5,114,000          1,267,000
                                                                        ------------       ------------
          Total current liabilities.................................     64,719,000         42,723,000
Other liabilities:
  Long-term debt -- net of current portion..........................      8,836,000         22,346,000
  Deferred employee compensation and benefits.......................     13,386,000         12,795,000
                                                                        ------------       ------------
          Total liabilities.........................................     86,941,000         77,864,000
                                                                        ------------       ------------
Stockholders' equity:
  Preferred stock:
     Authorized 1,000,000 shares, par value $.01
     Issuable in series -- none issued
  Common stock:
     Authorized 60,000,000 shares, par value $.01
     Issued 18,948,442 shares (1993) and 18,784,738 shares (1992)...        189,000            188,000
  Additional paid-in capital........................................     22,903,000         21,297,000
  Retained earnings.................................................    192,229,000        162,079,000
  Foreign currency translation adjustment...........................       (584,000)           612,000
  Treasury stock, at cost, 1,650,331 shares (1993) and
     1,631,355 shares (1992)........................................    (18,054,000)       (17,673,000)
                                                                        ------------       ------------
          Total stockholders' equity................................    196,683,000        166,503,000
                                                                        ------------       ------------
TOTALS..............................................................   $283,624,000       $244,367,000
                                                                        ------------       ------------
                                                                        ------------       ------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

                                                   1993               1992               1991
                                               ------------       ------------       ------------
Revenues:
     Net sales.............................    $333,255,000       $282,201,000       $236,317,000
     Other.................................       4,334,000          3,813,000          3,750,000
                                               ------------       ------------       ------------
          Totals...........................     337,589,000        286,014,000        240,067,000
                                               ------------       ------------       ------------
Expenses:
     Cost of sales.........................     173,061,000        145,729,000        127,231,000
     Selling and administrative............      90,322,000         77,888,000         70,504,000
     Depreciation and amortization.........      12,859,000         12,478,000         13,693,000
     Interest..............................       2,336,000          2,881,000          3,548,000
                                               ------------       ------------       ------------
          Totals...........................     278,578,000        238,976,000        214,976,000
                                               ------------       ------------       ------------
Income before income taxes.................      59,011,000         47,038,000         25,091,000
Income taxes...............................      23,692,000         18,770,000         10,766,000
                                               ------------       ------------       ------------
NET INCOME.................................    $ 35,319,000       $ 28,268,000       $ 14,325,000
                                               ------------       ------------       ------------
                                               ------------       ------------       ------------
NET INCOME PER SHARE.......................       $2.05              $1.65               $.84
                                                  -----              -----               ----
                                                  -----              -----               ----

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

                                                     1993            1992            1991
                                                  -----------     -----------     -----------
Cash flows from operating activities:
     Net income.................................  $35,319,000     $28,268,000     $14,325,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization............   12,859,000      12,478,000      13,693,000
       Provision for doubtful accounts..........    3,003,000       2,686,000       5,004,000
       Loss (gain) on sale of securities and
          other investments.....................     (788,000)        175,000      (1,250,000)
       Provision for deferred employee
          compensation..........................      591,000       1,113,000         778,000
       Credit for deferred income taxes.........     (621,000)       (719,000)       (838,000)
       Other....................................   (1,064,000)       (194,000)        993,000
       Increase (decrease) from changes in:
            Accounts receivable.................  (39,669,000)      5,360,000     (21,330,000)
            Inventories.........................   (6,151,000)     (1,616,000)     (2,536,000)
            Prepaid expenses and sundry
               receivables......................   (1,088,000)       (620,000)        (67,000)
            Trade payables......................    6,933,000         704,000         645,000
            Employees' compensation.............    4,813,000       5,179,000       6,121,000
            Accrued expenses and taxes..........    6,393,000        (982,000)      1,502,000
                                                   ----------      ----------      ----------
Net cash provided by operating activities.......   20,530,000      51,832,000      17,040,000
                                                   ----------      ----------      ----------
Cash flows from investing activities:
     Purchase of marketable securities and other
       investments..............................  (13,203,000)    (16,514,000)    (13,333,000)
     Proceeds from sale of marketable securities
       and other investments....................   13,907,000      16,640,000      13,416,000
     Purchase of real estate, equipment and
       leasehold improvements...................  (22,616,000)    (17,377,000)     (8,969,000)
                                                   ----------      ----------      ----------
Net cash used in investing activities...........  (21,912,000)    (17,251,000)     (8,886,000)
                                                   ----------      ----------      ----------
Cash flows from financing activities:
     Payment of debt...........................   (13,871,000)     (9,120,000)       (109,000)
     Proceeds from stock options exercised......    1,607,000         648,000         820,000
     Payment of dividends.......................   (5,169,000)     (4,494,000)     (4,263,000)
     Purchase of treasury stock.................     (381,000)       (131,000)
                                                   ----------      ----------      ----------
Net cash used in financing activities...........  (17,814,000)    (13,097,000)     (3,552,000)
                                                   ----------      ----------      ----------
Effect of exchange rate changes on cash.........      207,000        (274,000)         62,000
                                                   ----------      ----------      ----------
Net increase (decrease) in cash and cash
  equivalents...................................  (18,989,000)     21,210,000       4,664,000
Cash and cash equivalents -- beginning of the
  year..........................................   52,056,000      30,846,000      26,182,000
                                                   ----------      ----------      ----------
CASH AND CASH EQUIVALENTS -- END OF THE YEAR....  $33,067,000     $52,056,000     $30,846,000
                                                   ----------      ----------      ----------
                                                   ----------      ----------      ----------
Supplemental cash flow disclosure:
     Income taxes paid..........................  $20,464,000     $20,740,000     $11,763,000
                                                   ----------      ----------      ----------
                                                   ----------      ----------      ----------
     Interest paid..............................   $2,400,000      $3,608,000      $3,546,000
                                                   ----------      ----------      ----------
                                                   ----------      ----------      ----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

                                                                   FOREIGN
                                       ADDITIONAL                  CURRENCY    INVESTMENT
                             COMMON     PAID-IN      RETAINED     TRANSLATION  VALUATION    TREASURY
                             STOCK      CAPITAL      EARNINGS     ADJUSTMENT   ALLOWANCE      STOCK         TOTAL
                            --------   ----------   -----------   ----------   ---------   -----------   -----------
Balance November 1, 1990... $186,000   $19,831,000  $128,243,000  $2,048,000   $(457,000)  $(17,542,000) $132,309,000
     Net income............                           14,325,000                                           14,325,000
     Foreign currency
       translation
       adjustment..........                                          800,000                                  800,000
     Investment valuation
       allowance...........                                                      457,000                      457,000
     Cash dividends ($.25
       per share)..........                           (4,263,000)                                          (4,263,000)
     Exercise of stock
       options.............    1,000       819,000                                                            820,000
                            --------    ----------   -----------   ---------    ---------   -----------   -----------
Balance October 31, 1991...  187,000    20,650,000   138,305,000   2,848,000           --   (17,542,000)  144,448,000
     Net income............                           28,268,000                                           28,268,000
     Foreign currency
       translation
       adjustment..........                                       (2,236,000)                              (2,236,000)
     Cash dividends ($.26
       per share)..........                           (4,494,000)                                          (4,494,000)
     Acquisition of
       treasury stock......                                                                    (131,000)     (131,000)
     Exercise of stock
       options.............    1,000       647,000                                                            648,000
                            --------    ----------   -----------  ----------    ---------   -----------   -----------
Balance October 31, 1992...  188,000    21,297,000   162,079,000     612,000           --   (17,673,000)  166,503,000
     Net income............                           35,319,000                                           35,319,000
     Foreign currency
       translation
       adjustment..........                                       (1,196,000)                              (1,196,000)
     Cash dividends ($.30
       per share)..........                           (5,169,000)                                          (5,169,000)
     Acquisition of
       treasury stock......                                                                    (381,000)     (381,000)
     Exercise of stock
       options.............    1,000     1,606,000                                                          1,607,000
                            --------    ----------   -----------   ----------   ---------   -----------   -----------
Balance October 31, 1993... $189,000   $22,903,000  $192,229,000  $ (584,000)          --  $(18,054,000) $196,683,000
                            --------    ----------   -----------   ----------   ---------   -----------   -----------
                            --------    ----------   -----------   ----------   ---------   -----------   -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

  Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the significant intercompany accounts and transactions are eliminated in consolidation.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by using purchase cost (first-in, first-out method) for materials and standard costs, which approximate actual costs, for work in process.

  Real estate, equipment and leasehold improvements

     Real estate, equipment and leasehold improvements are carried at cost. Maintenance and repairs are expensed as incurred.

     Depreciation for financial statement purposes, which is provided on the straight-line method, was $11,373,000 (1993), $10,914,000 (1992) and $10,819,000
(1991). Depreciation is calculated for tax purposes using accelerated methods.

     Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings...............................................................  20-40 years
Machinery and plant equipment...........................................  3-12 1/2 years
Furniture and fixtures..................................................  5-12 1/2 years
Vehicles................................................................  3-5 years
Leasehold improvements..................................................  Shorter of useful life or term of lease

  Excess of cost of subsidiaries over net assets at date of acquisition

     Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over forty years. Accumulated amortization was $3,445,000 (1993) and $2,880,000 (1992).

  Intangible assets

     Trademarks, tradenames and other intangible assets of acquired businesses, included in other assets, are amortized on the straight-line method over five years. Accumulated amortization was $5,169,000 (1993) and $4,279,000 (1992).

  Income taxes

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," changes the method of accounting for deferred income taxes. The effect of the adoption of this standard, which the Company has scheduled for the first quarter of 1994, will not be material. The Company has determined that it will not restate prior year financial statements to reflect adoption of the new rules.

     United States income tax has not been provided on the unremitted earnings of the Canadian subsidiary since it is the intention of the Company to reinvest these earnings in the growth of the Canadian business. Applicable Canadian income taxes have been provided. The cumulative amount of unremitted earnings on

                       BOWNE & CO., INC. AND SUBSIDIARIES
which the Company has not recognized United States income tax was $19,865,000 at October 31, 1993. Credits for Canadian income taxes paid will be available to significantly reduce any U.S. tax liability if Canadian earnings are remitted.

  Net income per share

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Shares which are issuable upon the exercise of stock options under the Company's Stock Option Plans have not entered into the computation because their inclusion would not be significant. The weighted average number of shares outstanding was 17,231,847
(1993), 17,117,010 (1992) and 17,043,984 (1991).

NOTE 2 -- ACQUISITIONS

     During 1993, the Company, in a transaction accounted for as a purchase, acquired 100% of Bradbury, Tamblyn & Boorne Ltd., a printing company, and Quadraceps Ltd., an electronic pre-press company. The Consolidated Financial Statements include the results of operations of the acquired companies since the date of acquisition. The acquired assets and liabilities were not material and the pro forma effect of this acquisition would not be material.

NOTE 3 -- CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $22,127,000 (1993) and $42,766,000 (1992) include certificates of deposit, commercial paper and money market accounts, substantially all of which have maturities of three months or less.

NOTE 4 -- OTHER INVESTMENTS

     The Company's other investments consisted primarily of participation in an investment partnership and various venture capital partnerships. The investments are carried at the lower of cost or estimated realizable value.

NOTE 5 -- INVENTORIES

     Inventories consist of the following:

                                                                        OCTOBER 31,
                                                            -----------------------------------
                                                               1993                    1992
                                                            -----------             -----------
Raw materials.............................................  $ 4,293,000             $ 3,902,000
Work in process...........................................   17,436,000              11,776,000
                                                            -----------             -----------
                                                            $21,729,000             $15,678,000
                                                            -----------             -----------
                                                            -----------             -----------

NOTE 6 -- MARKETABLE SECURITIES

     Marketable securities, consisting of equity securities, notes and bonds, are carried at the lower of cost or market. These securities are held primarily for their interest or dividend yields. At October 31, 1993 and 1992, market value exceeded cost. Net unrealized gains were $4,600,000 in 1993 and $2,100,000 in 1992.

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 7 -- EMPLOYEE BENEFIT PLANS

  Pension plans

     The Company sponsors a defined benefit pension plan which covers substantially all of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company's policy is to fund each year's pension expense to the maximum allowable level. The Company has an unfunded supplemental retirement program for certain management employees. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union Canadian employees are covered by defined contribution retirement plans.

     Pension costs are summarized as follows:

                                                          1993            1992            1991
                                                       ----------      ----------      ----------
Service cost........................................   $2,220,000      $2,246,000      $1,741,000
Interest cost.......................................    1,958,000       1,783,000       1,629,000
Actual return on plan assets........................   (5,530,000)     (2,720,000)     (5,608,000)
Net amortization and deferrals......................    2,550,000        (169,000)      3,251,000
                                                       ----------      ----------      ----------
Net periodic pension cost of defined benefit
  plans.............................................    1,198,000       1,140,000       1,013,000
Union plans.........................................      620,000         815,000         782,000
Defined contribution plans..........................      179,000         189,000         188,000
                                                       ----------      ----------      ----------
Total pension cost..................................   $1,997,000      $2,144,000      $1,983,000
                                                       ----------      ----------      ----------
                                                       ----------      ----------      ----------

     The status of the Company's funded benefit plan is as follows:

                                                                           OCTOBER 31,
                                                                  -----------------------------
                                                                     1993              1992
                                                                  -----------       -----------
Fair value of plan assets.......................................  $33,753,000       $28,879,000
                                                                  -----------       -----------
Actuarial value of benefit obligations:
  Vested........................................................   14,604,000        12,877,000
  Non-vested....................................................      975,000           740,000
                                                                  -----------       -----------
Accumulated benefit obligation..................................   15,579,000        13,617,000
Effect of projected future salary increases.....................    7,715,000         7,004,000
                                                                  -----------       -----------
Projected benefit obligation....................................   23,294,000        20,621,000
                                                                  -----------       -----------
Plan assets in excess of projected benefit obligation...........   10,459,000         8,258,000
Unrecognized net gain...........................................   (9,001,000)       (5,670,000)
Unrecognized net transition asset amortized over twenty-two
  years.........................................................   (4,980,000)       (5,288,000)
                                                                  -----------       -----------
Accrued pension cost............................................  $ 3,522,000       $ 2,700,000
                                                                  -----------       -----------
                                                                  -----------       -----------

     At October 31, 1993, the projected benefit obligation under the unfunded supplemental retirement program amounted to $4,097,000 for retired employees and $1,633,000 for active employees, which amounts have been fully accrued. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     The discount rate used to calculate the projected benefit obligation was 7.5% in 1993 and 1992. The rate used to project future salary increases was 5.5% for 1993 and 1992. The long-term rate of return on plan assets

                       BOWNE & CO., INC. AND SUBSIDIARIES
was 9.0% (1993, 1992 and 1991). The assets of the funded plan consist primarily of equity and fixed income securities.

  Profit sharing plan

     Certain subsidiaries are participating companies in a qualified profit sharing plan covering substantially all employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $6,960,000 (1993), $5,925,000 (1992) and $3,989,000 (1991).

  Stock purchase plan

     Under the Employees' Stock Purchase Plan, participating subsidiaries match 50% of amounts contributed by employees. All contributions are invested in the common stock of the Company. The plan acquired 69,409 shares (1993), 81,839 shares (1992) and 95,974 shares (1991) of the Company's common stock on the open market. At October 31, 1993, the Stock Purchase Plan held 449,205 shares of the Company's common stock. Charges to income amounted to $385,000 (1993), $414,000
(1992) and $338,000 (1991).

NOTE 8 -- STOCK OPTION PLANS

     The Company has two stock option plans, a 1981 Plan and a 1992 Plan. The 1981 Plan, which provided for the granting of 1,400,000 shares of the Company's common stock, expired December 15, 1991 except as to options then outstanding.

     The Company's 1992 Stock Option Plan provides for the granting of Incentive Stock Options and Non-Qualified Options to purchase 850,000 shares of the Company's common stock to officers and key employees at a price not less than the fair market value on the date the option is granted.

     Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

     Details of stock options are as follows:

                                                                       NUMBER        OPTION
                                                                      OF SHARES      PRICE
                                                                      ---------   ------------
1991
  Granted...........................................................   168,000       $14.50
  Exercised.........................................................   104,850     6.25--11.25
  Cancelled.........................................................   168,900    8.125--14.50
  Outstanding, end of year..........................................   924,710     6.25--17.88
  Exercisable, end of year..........................................   403,310     6.25--17.88
1992
  Granted...........................................................   241,126   $11.13--17.19
  Exercised.........................................................    86,644     6.25--13.88
  Cancelled.........................................................     5,600    13.88--17.88
  Outstanding, end of year.......................................... 1,073,592     6.25--17.88
  Exercisable, end of year..........................................   361,341     6.25--17.88
1993
  Granted...........................................................   109,000       $14.88
  Exercised.........................................................   163,704     6.25--17.88
  Cancelled.........................................................    80,875     8.50--17.88
  Outstanding, end of year..........................................   938,013     6.25--17.88
  Exercisable, end of year..........................................   241,212     6.25--17.88

                       BOWNE & CO., INC. AND SUBSIDIARIES

     At October 31, 1993, options to purchase 571,300 shares were available for grant under the 1992 Plan.

NOTE 9 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                             1993          1992          1991
                                                          -----------   -----------   -----------
Current:
  U.S. Federal..........................................  $17,929,000   $15,125,000   $ 9,066,000
  Canadian..............................................    1,086,000       280,000       294,000
  State and local.......................................    5,298,000     4,084,000     2,244,000
                                                          -----------   -----------   -----------
                                                           24,313,000    19,489,000    11,604,000
                                                          -----------   -----------   -----------
Deferred:
  U.S. Federal..........................................     (173,000)     (472,000)     (704,000)
  Canadian..............................................     (110,000)     (155,000)     (127,000)
  State and local.......................................     (338,000)      (92,000)       (7,000)
                                                          -----------   -----------   -----------
                                                             (621,000)     (719,000)     (838,000)
                                                          -----------   -----------   -----------
                                                          $23,692,000   $18,770,000   $10,766,000
                                                          -----------   -----------   -----------
                                                          -----------   -----------   -----------

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                       1993     1992     1991
                                                                       -----    -----    -----
Statutory tax rate...................................................   34.8%    34.0%    34.0%
Increase (reduction) in tax resulting from:
  State and local taxes..............................................    5.5      5.6      5.9
  Foreign taxes......................................................    (.4)      --      1.6
  Non-deductible items...............................................    1.2      0.8      1.2
  Other..............................................................   (1.0)     (.5)      .2
                                                                       -----    -----    -----
Effective income tax rate............................................   40.1%    39.9%    42.9%
                                                                       -----    -----    -----
                                                                       -----    -----    -----

     Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The components of deferred income tax expense were as follows:

                                                             1993         1992          1991
                                                           ---------    ---------    ---------
Depreciation.............................................  $ 295,000    $(252,000)   $(264,000)
Deferred compensation....................................   (409,000)    (344,000)    (363,000)
Sundry...................................................   (507,000)    (123,000)    (211,000)
                                                           ---------    ---------    ---------
                                                           $(621,000)   $(719,000)   $(838,000)
                                                           ---------    ---------    ---------
                                                           ---------    ---------    ---------

     Canadian income (loss) before income taxes, excluding any allocation of general corporate expenses, was $3,519,000 (1993), $1,031,000 (1992) and
($694,000) (1991).

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 10 -- NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable

     The Company's Canadian subsidiary has agreements with Canadian banks which provide the funds to meet short-term working capital requirements. Borrowings under the agreements bear interest at prime plus .25% and are due on demand. There were no amounts outstanding at the end of 1993 and 1992.

  Long-term debt

     The Company's $7,800,000 notes bear interest at 8.45%, are unsecured and are payable in semiannual installments through 1996. The agreements contain covenants, the most restrictive of which pertain to the maintenance of working capital and certain financial ratios. The agreements place limits on the payment of dividends, the purchase of the Company's common stock and the making of certain other investments. The amount available for these purposes at October 31, 1993 was approximately $119,000,000. The Company was in compliance with all of its covenants at October 31, 1993.

     The Company's other long-term debt of $6,470,000 consists primarily of mortgages payable, a capital lease obligation and assumed acquisition debt bearing interest from 6.25% to 11.4%. The debt is secured by land, buildings and machinery and equipment with a net book value of $10,180,000. The lease requires aggregate payments of $5,177,000 through 2002 with annual payments of $524,000 through 1996, $581,000 in 1997 and $660,000 in 1998. Of the aggregate payments, $2,147,000 represents executory and interest costs and $3,030,000 represents the present value of the capital lease obligation. Substantially all of the assumed acquisition debt is scheduled to be repaid during 1994.

     Aggregate annual installments of long-term debt due in each of the next five years are $5,434,000, $2,933,000, $3,101,000, $324,000 and $447,000.

NOTE 11 -- OTHER REVENUE

     The components of other revenue are summarized as follows:

                                                              1993         1992         1991
                                                           ----------   ----------   ----------
Interest income..........................................  $1,038,000   $1,333,000   $1,341,000
Dividends................................................   1,083,000    1,003,000    1,155,000
Capital (losses) gains...................................   1,160,000     (505,000)     811,000
Other....................................................   1,053,000    1,982,000      443,000
                                                            ---------    ---------    ---------
                                                           $4,334,000   $3,813,000   $3,750,000
                                                            ---------    ---------    ---------
                                                            ---------    ---------    ---------

NOTE 12 -- LEASE COMMITMENTS

     The Company's subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2004.

     Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     Rent expense relating to premises and equipment amounted to $6,728,000
(1993), $6,393,000 (1992) and $5,300,000 (1991).

                       BOWNE & CO., INC. AND SUBSIDIARIES

     The minimum annual rental commitments under non-cancellable leases as at October 31, 1993 are summarized as follows:

1994.....................     $5,902,000
1995.....................      5,765,000
1996.....................      5,347,000
1997.....................      4,715,000
1998.....................      4,592,000
1999--2004...............     10,826,000
                             -----------
       Total.............    $37,147,000
                             -----------
                             -----------

NOTE 13 -- SEGMENT AND GEOGRAPHIC DATA

     The Company is engaged in one line of business -- financial, corporate, legal and commercial printing. Information about the business of the Company by geographic area is presented in the table below. Sales or transfers between geographic areas and United States export sales were not material. General corporate expenses are included under the Company's domestic operations.

1993                                              DOMESTIC          CANADIAN           TOTAL
- ----                                            ------------      -----------      ------------
Net sales...................................    $289,902,000      $43,353,000      $333,255,000
Net income..................................      32,776,000        2,543,000        35,319,000
Identifiable assets.........................     251,157,000       32,467,000       283,624,000

1992
- ----
Net sales...................................    $245,746,000      $36,455,000      $282,201,000
Net income..................................      27,361,000          907,000        28,268,000
Identifiable assets.........................     220,004,000       24,363,000       244,367,000

1991
- ----
Net sales...................................    $200,167,000      $36,150,000      $236,317,000
Net income..................................      15,186,000         (861,000)       14,325,000
Identifiable assets.........................     198,251,000       27,415,000       225,666,000

NOTE 14 -- LEGAL PROCEEDINGS

     In January 1992, the Company commenced a legal action in the U.S. District Court for the Southern District of New York against Ambase Corporation to recover approximately $1.7 million owed to the Company for printing services rendered in 1991. In a response filed in March 1992, Ambase denied any obligations to pay the amounts owed to the Company and in a counterclaim against the Company asserted that as a result of the failure by the Company to complete the printing of certain proxy materials on time, Ambase was damaged in an amount in excess of $23 million. The Company believes this counterclaim is without merit and is pursuing its action for payment and is defending against the counterclaim vigorously. Accordingly, no provision has been made in the Company's financial statements with respect to the counterclaim against the Company. In the opinion of the Company's management, the ultimate resolution of these claims will not have a material adverse effect on the Company's financial position.

NOTE 15 -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                     FIRST        SECOND       THIRD        FOURTH
              1993                  QUARTER      QUARTER      QUARTER       QUARTER      FULL YEAR
- --------------------------------- -----------  -----------  -----------  ------------  ------------
Net sales........................ $61,026,000  $89,649,000  $82,476,000  $100,104,000  $333,255,000
Gross margin.....................  28,278,000   46,900,000   37,101,000    47,915,000   160,194,000
Income before income taxes.......   6,585,000   18,787,000   12,681,000    20,958,000    59,011,000
Income taxes.....................   2,718,000    7,192,000    5,388,000     8,394,000    23,692,000
Net income.......................   3,867,000   11,595,000    7,293,000    12,564,000    35,319,000
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------
Net income per share.............        $.23         $.67         $.42          $.73         $2.05
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------
Weighted average shares
  outstanding....................  17,160,588   17,205,163   17,274,115    17,287,523    17,231,847
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------

                                     FIRST        SECOND       THIRD        FOURTH
              1992                  QUARTER      QUARTER      QUARTER       QUARTER      FULL YEAR
- --------------------------------- -----------  -----------  -----------   -----------  ------------
Net sales........................ $55,325,000  $84,421,000  $75,594,000   $66,861,000  $282,201,000
Gross margin.....................  25,755,000   45,924,000   34,142,000    30,651,000   136,472,000
Income before income taxes.......   6,037,000   18,029,000   11,610,000    11,362,000    47,038,000
Income taxes.....................   2,579,000    7,673,000    5,097,000     3,421,000    18,770,000
Net income.......................   3,458,000   10,356,000    6,513,000     7,941,000    28,268,000
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------
Net income per share.............        $.20         $.61         $.38          $.46         $1.65
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------
Weighted average shares
  outstanding....................  17,081,835   17,113,603   17,123,748    17,149,340    17,117,010
                                   ----------   ----------   ----------   -----------   -----------
                                   ----------   ----------   ----------   -----------   -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated February 7, 1994, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows.

                                        PRINCIPAL OCCUPATION                          OFFICER
          NAME                         DURING PAST FIVE YEARS                AGE       SINCE
Richard H. Koontz........   Chairman of the Board of Directors, President     53        1973
                            and Chief Executive Officer; until 1992,
                              President and Chief Executive Officer
James P. O'Neil..........   Vice President, Finance                           49        1984
Brendan Keating..........   Vice President; until 1991, Vice President,       39        1991
                              Operations of Bowne of New York City, Inc.
                              (a subsidiary)
Allen D. Marold..........   Vice President, Human Resources and               53        1983
                            Administration
Thomas J. Vos............   Vice President, Marketing                         46        1986
Douglas F. Bauer.........   Corporate Secretary and Counsel                   51        1986
Thomas P. Meola..........   Controller                                        51        1987

     There are no family relationships between any of the executive officers, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which any of such officers was selected. The executive officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders for a one-year term or until their respective successors are duly elected and qualified.

     To the best of the Company's knowledge, none of the directors and officers of the Company failed to file on a timely basis any report on Forms 3, 4 and 5 which was required pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company's most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated February 7, 1994, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated February 7, 1994, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT:

          (1) Financial Statements:

                                                                               PAGE NUMBER
                                                                              IN THIS REPORT
                                                                             ----------------
            Report of Independent Auditors..................................         9
            Consolidated Balance Sheets as of October 31, 1993 and 1992.....       10-11
            Consolidated Statements of Income -- Years Ended October 31,
              1993, 1992 and 1991...........................................        12
            Consolidated Statements of Cash Flows -- Years Ended October 31,
              1993, 1992 and 1991...........................................        13
            Consolidated Statements of Stockholders' Equity -- Years Ended
              October 31, 1993, 1992 and 1991...............................        14
            Notes to Consolidated Financial Statements......................       15-22

          (2) Financial Statement Schedules -- Years Ended
           October 31, 1993, 1992 and 1991:

            Schedule V     Real Estate, Equipment and Leasehold Improvements...     S-1
            Schedule VI    Accumulated Depreciation and Amortization of Real
                             Estate, Equipment and Leasehold Improvements......     S-2
            Schedule VIII  Valuation and Qualifying Accounts...................     S-3
            Schedule X     Supplementary Income Statement Information..........     S-4

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits:

             3.1  -- Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended October 31,
                       1984)
             3.2  -- Amendment to the Certificate of Incorporation filed May 11, 1988
                       (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended October 31, 1988)
             3.3  -- Amendment to the Certificate of Incorporation filed March 23, 1989
                       (incorporated by reference to Exhibit 3.3 to the Company's annual report on Form 10-K for the year ended October 31, 1989)
             3.4  -- Amendment to the Certificate of Incorporation filed March 28, 1990
                       (incorporated by reference to page 7 of the Company's definitive Proxy
                       Statement dated January 29, 1990)
             3.5  -- By-Laws (incorporated by reference to Exhibit 4.5 to the Company's registration statement on Form S-8 relating to the Company's Employees'
                       Stock Purchase Plan filed July 12, 1990)
             3.6  -- Amendment to the By-Laws adopted September 24, 1992 (incorporated by reference to Exhibit 3.6 to the Company's annual report on Form 10-K for the year ended October 31, 1992)
            10.1  -- Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company's definitive Proxy Statement dated January 30, 1985)
            10.2  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the
                       Company's Post-Effective Amendment No. 1 on Form S-8 relating to the
                       Company's Stock Option Plan dated April 16, 1987)

            10.3  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the
                       Company's Post-Effective Amendment No. 2 on Form S-8 relating to the
                       Company's Stock Option Plan dated October 19, 1988)
            10.4  -- 1992 Stock Option Plan (incorporated by reference to Exhibit A to the
                       Company's definitive Proxy Statement dated February 10, 1992)
            10.5  -- Form of Supplemental Retirement Agreement for selected key employees
                       (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended October 31, 1984) (such agreements having been entered into in the years 1979-1980)
            10.6  -- Form of Supplemental Retirement Agreement for selected key employees with change of control provisions (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended October
                       31, 1984) (such agreements having been entered into in 1984)
            10.7  -- Form of Supplemental Retirement Agreement for selected key employees, being the most current version of the agreements in Exhibits 10.5 and
                       10.6 above (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended October 31, 1986) (such agreements having been entered into since 1985 without material revisions)
            10.8  -- Retirement Plan for non-management members of the Board of Directors
                       (incorporated by reference to the description under the caption
                       "Meetings, Attendance and Fees" on page 4 of the Company's definitive
                       Proxy Statement dated January 30, 1989)
            21    -- Subsidiaries of the Company
            23    -- Consent of Independent Auditors

(B) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1993.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Dated:  January 26, 1994                       By     RICHARD H. KOONTZ
                                                      RICHARD H. KOONTZ
                                                  Chairman of the Board and
                                                          President
                                                (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                   TITLE                       DATE
            RICHARD H. KOONTZ                Chairman of the Board of            January 26, 1994
           (RICHARD H. KOONTZ)                 Directors, President, Chief
                                               Executive Officer and Director
                                               (Principal Executive Officer)

             JAMES P. O'NEIL                 Vice President, Finance             January 26, 1994
            (JAMES P. O'NEIL)                   (Principal Financial and
                                                Accounting Officer)

                    *                        Director                            January 26, 1994
            (BERTRAM J. COHN)

                    *                        Director                            January 26, 1994
             (JOHN R. HAIRE)

                    *                        Director                            January 26, 1994
            (EDWARD H. MEYER)

                    *                        Director                            January 26, 1994
          (H. MARSHALL SCHWARZ)

                    *                        Director                            January 26, 1994
            (WENDELL M. SMITH)

                    *                        Director                            January 26, 1994
         (EDMUND A. STANLEY, JR.)

                    *                        Director                            January 26, 1994
           (THOMAS O. STANLEY)

                    *                        Director                            January 26, 1994
         (BEVERLEY B. WADSWORTH)

                    *                        Director                            January 26, 1994
            (RICHARD R. WEST)

         *By JAMES P. O'NEIL                 Attorney-in-Fact
            (JAMES P. O'NEIL)

                       BOWNE & CO., INC. AND SUBSIDIARIES
        SCHEDULE V -- REAL ESTATE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
             COLUMN A                 COLUMN B       COLUMN C      COLUMN D      COLUMN E      COLUMN F
- ---------------------------------------------------------------------------------------------------------
                                                                                  OTHER
                                                                                 CHANGES
                                     BALANCE AT                     SALES          ADD        BALANCE AT
                                      BEGINNING      ADDITIONS       AND         (DEDUCT)       END OF
          CLASSIFICATION              OF PERIOD        AT COST    RETIREMENTS     (A)(B)        PERIOD
- ---------------------------------------------------------------------------------------------------------
1993:
     Land..........................  $ 7,985,000    $   22,000    $ (397,000)   $  (13,000)   $ 7,597,000
     Buildings.....................   40,569,000       916,000      (847,000)    2,714,000     43,352,000
     Machinery and plant
       equipment...................   63,236,000    16,179,000    (3,507,000)    3,151,000     79,059,000
     Leasehold improvements........   10,832,000     2,090,000      (238,000)      (61,000)    12,623,000
     Furniture, fixtures and
       vehicles....................   14,047,000     1,533,000      (990,000)      (43,000)    14,547,000
     Construction in progress......                  3,780,000                  (3,780,000)
                                     -----------    ----------    ----------    ----------    -----------
               Totals.............. $136,669,000   $24,520,000   $(5,979,000)   $1,968,000   $157,178,000
                                     -----------    ----------    ----------    ----------    -----------
                                     -----------    ----------    ----------    ----------    -----------
1992:
     Land..........................  $ 5,436,000    $1,129,000                  $1,420,000    $ 7,985,000
     Buildings.....................   35,069,000     5,175,000                     325,000     40,569,000
     Machinery and plant
       equipment...................   59,060,000     5,912,000    $ (345,000)   (1,391,000)    63,236,000
     Leasehold improvements........    9,984,000       735,000                     113,000     10,832,000
     Furniture, fixtures and
       vehicles....................   12,376,000     2,384,000      (628,000)      (85,000)    14,047,000
     Construction in progress......                  2,208,000                  (2,208,000)
                                     -----------    ----------    ----------    ----------    -----------
               Totals.............. $121,925,000   $17,543,000    $ (973,000)  $(1,826,000)  $136,669,000
                                     -----------    ----------    ----------    ----------    -----------
                                     -----------    ----------    ----------    ----------    -----------
1991:
     Land..........................  $ 5,428,000                                $    8,000    $ 5,436,000
     Buildings.....................   33,112,000    $1,070,000                     887,000     35,069,000
     Machinery and plant
       equipment...................   54,785,000     5,436,000    $ (543,000)     (618,000)    59,060,000
     Leasehold improvements........    9,661,000       866,000      (266,000)     (277,000)     9,984,000
     Furniture, fixtures and
       vehicles....................   11,252,000     1,468,000      (594,000)      250,000     12,376,000
     Construction in progress......                    492,000                    (492,000)
                                     -----------    ----------    ----------    ----------    -----------
               Totals.............. $114,238,000    $9,332,000   $(1,403,000)   $ (242,000)  $121,925,000
                                     -----------    ----------    ----------    ----------    -----------
                                     -----------    ----------    ----------    ----------    -----------

- ---------------

(a) In 1993, includes $3,213,000 of acquired businesses.

(b) Includes foreign currency translation adjustments and transfers of assets from construction in progress to other classifications.

                       BOWNE & CO., INC. AND SUBSIDIARIES
            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
              OF REAL ESTATE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991

- ----------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B     COLUMN C      COLUMN D      COLUMN E     COLUMN F
- ----------------------------------------------------------------------------------------------------------
                                                                                     OTHER
                                                        ADDITIONS                   CHANGES
                                          BALANCE AT   CHARGED TO      SALES          ADD       BALANCE AT
                                          BEGINNING     COSTS AND       AND         (DEDUCT)      END OF
             CLASSIFICATION               OF PERIOD     EXPENSES    RETIREMENTS       (A)         PERIOD
- ----------------------------------------------------------------------------------------------------------
1993:
     Buildings.......................... $12,557,000   $1,627,000    $ (378,000)   $ (25,000)  $13,781,000
     Machinery and plant equipment......  38,096,000    7,059,000    (3,081,000)    (565,000)   41,509,000
     Leasehold improvements.............   5,163,000    1,109,000      (236,000)     (86,000)    5,950,000
     Furniture, fixtures and vehicles...   6,373,000    1,578,000      (880,000)      27,000     7,098,000
                                          ----------   -----------  ------------   ----------   ----------
               Totals................... $62,189,000  $11,373,000   $(4,575,000)   $(649,000)  $68,338,000
                                          ----------   -----------  ------------   ----------   ----------
                                          ----------   -----------  ------------   ----------   ----------
1992:
     Buildings.......................... $10,972,000   $1,270,000                  $ 315,000   $12,557,000
     Machinery and plant equipment......  32,226,000    6,971,000    $ (224,000)    (877,000)   38,096,000
     Leasehold improvements.............   4,299,000    1,257,000                   (393,000)    5,163,000
     Furniture, fixtures and vehicles...   5,460,000    1,416,000      (495,000)      (8,000)    6,373,000
                                          ----------   -----------  ------------   ----------   ----------
               Totals................... $52,957,000  $10,914,000    $ (719,000)   $(963,000 ) $62,189,000
                                          ----------   -----------  ------------   ----------   ----------
                                          ----------   -----------  ------------   ----------   ----------
1991:
     Buildings..........................  $9,533,000   $1,158,000                  $ 281,000   $10,972,000
     Machinery and plant equipment......  25,245,000    6,969,000    $ (365,000)     377,000    32,226,000
     Leasehold improvements.............   3,257,000    1,386,000       (91,000)    (253,000)    4,299,000
     Furniture, fixtures and vehicles...   4,563,000    1,306,000      (417,000)       8,000     5,460,000
                                          ----------   -----------  ------------   ----------   ----------
               Totals................... $42,598,000  $10,819,000    $ (873,000)   $ 413,000   $52,957,000
                                          ----------   -----------  ------------   ----------   ----------
                                          ----------   -----------  ------------   ----------   ----------

- ---------------

(a) Includes foreign currency translation adjustments.

                       BOWNE & CO., INC. AND SUBSIDIARIES

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991


- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
                COLUMN A                   COLUMN B       COLUMN C       COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------------------
                                                          ADDITIONS
                                          BALANCE AT     CHARGED TO
                                         BEGINNING OF     COSTS AND     DEDUCTIONS     BALANCE AT
              DESCRIPTION                   PERIOD        EXPENSES          (A)       END OF PERIOD
- ---------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
           1993                            $4,412,000     $3,003,000      $ 865,000     $6,550,000
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------
           1992                            $4,080,000     $2,686,000     $2,354,000     $4,412,000
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------
           1991                            $4,197,000     $5,004,000     $5,121,000     $4,080,000
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

- ---------------

(a) Uncollectible accounts written off, net of recoveries.

                       BOWNE & CO., INC. AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991


- ---------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------
        COLUMN A                                                          COLUMN B
- ---------------------------------------------------------------------------------------------------
                                                                      CHARGED TO COSTS
          ITEM                                                          AND EXPENSES
- ---------------------------------------------------------------------------------------------------
                                                            1993            1992            1991
                                                            ----            ----            ----
Maintenance and repairs..............................    $5,333,000      $4,740,000      $4,043,000
                                                         ----------      ----------      ----------
                                                         ----------      ----------      ----------

                                                           EXHIBIT INDEX

                       EXHIBIT
                         NO.                                DESCRIPTION
                       -------                              -----------

                         21                      Subsidiaries of the Company

                         23                    Consent of Independent Auditors