Form 10-Q
period 1994-01-31
BOWNE & CO INC
filed 1994-03-16
CIK 13610

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the quarterly period ended January 31, 1994, or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from                 to

                            ------------------------

                         COMMISSION FILE NUMBER 1-5842

                            ------------------------

                               BOWNE & CO., INC.
             (Exact name of registrant as specified in its charter)

                                    NEW YORK
                        (State or other jurisdiction of
                         incorporation or organization)

                               345 HUDSON STREET
                               NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                   13-2618477
                      (IRS Employer Identification Number)

                                     10014
                                   (Zip code)

                                 (212) 924-5500
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,353,028 shares of common stock, par value $.01, outstanding as at March 11, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          JANUARY 31,
                                                                                              1994       OCTOBER 31,
                                                                                          (UNAUDITED)        1993
                                                                                          -----------    -----------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................     $ 21,020       $ 33,067
    Trade accounts receivable, less allowance for doubtful accounts of $6,965,000 and
       $6,550,000.......................................................................       85,579         92,857
    Inventories.........................................................................       29,480         21,729
    Prepaid expenses and sundry receivables.............................................        5,801          4,851
                                                                                             --------       --------
                Total current assets....................................................      141,880        152,504
Marketable securities...................................................................       17,185         17,393
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $71,379,000 and $68,338,000...........................................................       91,441         88,840
Excess cost of subsidiaries over net assets at date of acquisition......................       15,607         15,784
Other assets............................................................................        8,604          9,103
                                                                                             --------       --------
                    Totals..............................................................     $274,717       $283,624
                                                                                             --------       --------
                                                                                             --------       --------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt...................................................     $  7,350       $  5,434
    Accounts payable....................................................................       12,165         14,134
    Accrued liabilities.................................................................       26,277         40,037
    Income taxes payable................................................................        4,553          5,114
                                                                                             --------       --------
                Total current liabilities...............................................       50,345         64,719
Long-term debt -- net of current portion................................................        8,627          8,836
Deferred employee compensation and benefits.............................................       13,609         13,386
                                                                                             --------       --------
                Total liabilities.......................................................       72,581         86,941
                                                                                             --------       --------
Stockholders' equity:
    Common stock, par value $.01, issued 18,969,717 shares in 1994 and 18,948,442 shares
       in 1993..........................................................................          190            189
    Additional paid-in capital..........................................................       23,161         22,903
    Retained earnings...................................................................      197,590        192,229
    Foreign currency translation adjustment.............................................         (729)          (584)
    Treasury stock, at cost, 1,651,331 shares in 1994 and 1,650,331 shares in 1993......      (18,076)       (18,054)
                                                                                              -------       --------
                Total stockholders' equity..............................................      202,136        196,683
                                                                                              -------       --------
                    Totals..............................................................     $274,717       $283,624
                                                                                             --------       --------
                                                                                             --------       --------

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                THREE MONTHS ENDED
                                                                                                   JANUARY 31,
                                                                                                   (UNAUDITED)
                                                                                              ----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1994           1993
                                                                                               ----           ----
Revenues:
    Net sales..............................................................................   $82,075        $61,026
    Other..................................................................................     1,698            898
                                                                                              -------        -------
                                                                                               83,773         61,924
                                                                                              -------        -------
Expenses:
    Cost of sales..........................................................................    45,256         32,748
    Selling and administrative.............................................................    23,247         18,665
    Depreciation and amortization..........................................................     3,599          3,285
    Interest...............................................................................       353            641
                                                                                              -------        -------
                                                                                               72,455         55,339
                                                                                              -------        -------
Income before income taxes.................................................................    11,318          6,585
                                                                                              -------        -------
Income taxes:
    State and local........................................................................     1,042            470
    Federal................................................................................     3,040          2,344
    Foreign................................................................................       577            (96)
                                                                                              -------        -------
                                                                                                4,659          2,718
                                                                                              -------        -------
Net income.................................................................................   $ 6,659        $ 3,867
                                                                                              -------        -------
                                                                                              -------        -------
Net income per share.......................................................................      $.38           $.23
                                                                                              -------        -------
                                                                                              -------        -------
Dividends per share........................................................................     $.075          $.075
                                                                                              -------        -------
                                                                                              -------        -------

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                 JANUARY 31, 1994
                                                                                                    (UNAUDITED)
                                                                                                 -----------------
                                                                                                  (000'S OMITTED)
Retained earnings at beginning of period.....................................................         $192,229
Net income...................................................................................            6,659
Dividends....................................................................................           (1,298)
                                                                                                     ---------
Retained earnings at end of period...........................................................         $197,590
                                                                                                     ---------
                                                                                                     ---------

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                                 (UNAUDITED)
                                                                                          --------------------------
                                                                                               (000'S OMITTED)
                                                                                            1994                1993
                                                                                            ----                ----
Cash flows from operating activities:
    Net income........................................................................    $  6,659           $ 3,867
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization.................................................       3,599             3,285
        Provision for deferred employee compensation..................................         224              (130)
        Changes in certain current assets and liabilities, net of non-cash
        transactions..................................................................     (18,302)           (8,477)
                                                                                          --------           -------
    Net cash used in operating activities.............................................      (7,820)           (1,455)
                                                                                          --------           -------
Cash flows from investing activities:
    Purchase of marketable securities and other investments...........................      (1,172)           (6,699)
    Proceeds from the sale of marketable securities and other investments.............       2,240             4,385
    Purchase of real estate, equipment and leasehold improvements.....................      (5,991)           (2,320)
                                                                                          --------           -------
    Net cash used in investing activities.............................................      (4,923)           (4,634)
                                                                                          --------           -------
Cash flows from financing activities:
    Proceeds from borrowings..........................................................       3,313                --
    Payment of debt...................................................................      (1,576)              (37)
    Proceeds from stock options exercised.............................................         237               330
    Payment of dividends..............................................................      (1,299)           (1,287)
                                                                                          --------           -------
    Net cash provided by (used in) financing activities...............................         675              (994)
                                                                                          --------           -------
Effect of exchange rate on cash.......................................................          21                 6
                                                                                          --------           -------
Decrease in cash and cash equivalents.................................................    $(12,047)          $(7,077)
                                                                                          --------           -------
                                                                                          --------           -------

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at January 31, 1994 and for the three months ended January 31, 1994 and 1993 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1993 was derived from the Company's audited annual report for 1993.

     NOTE 2. Inventories of $29,480,000, in 1994, include raw materials of $4,828,000 and work in process of $24,652,000. In 1993, inventories of $21,729,000 included raw materials of $4,293,000 and work in process of $17,436,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares for the three months ended January 31, 1994 and 1993 were 17,302,712 and 17,160,588, respectively.

     NOTE 4. Effective November 1, 1993, the Company adopted FASB No. 109, "Accounting for Income Taxes" (SFAS 109) and has applied the provisions prospectively for 1994. The adoption of SFAS 109 had no effect on the tax provision or net income for the quarter ended January 31, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On January 31, 1994, the Company had a working capital ratio of 2.82 to 1 and working capital of $91,535,000.

     Cash generated from operations, available working capital and borrowings have been used to finance acquisitions, capital expenditures, purchase of treasury stock and payment of dividends. It is expected that such funds and the Company's borrowing capacity will be sufficient to finance the Company's future capital expenditures, acquisition of treasury stock, payment of dividends and possible acquisitions.

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

QUARTER ENDED JANUARY 31, 1994 COMPARED TO QUARTER ENDED JANUARY 31, 1993

     Sales increased by $21,049,000, or 34%. The increase was primarily attributable to higher level of demand for financial printing services. The overall increase in sales, combined with a 1% decrease in the gross margin percentage, contributed to an increase in gross margin of $8,541,000.

     Other revenue, consisting primarily of investment income, increased $800,000 due to realized gains on the sale of securities.

     Selling and administrative expenses increased $4,582,000, or 25%, to $23,247,000, principally as a result of sales and incentive compensation and other expenses related to increases in sales and profitability, and increases in the number of employees and the costs of facilities and labor.

     Depreciation and amortization increased $314,000, or 10%, primarily as a result of the acquisition of equipment during 1993.

     Interest expense decreased $288,000, or 45%, principally due to the reduction of the Company's debt.

     The income tax rate remained relatively constant as the higher tax rate under the Omnibus Budget Reconciliation Act of 1993 was offset by the increased proportion of income earned in jurisdictions with lower tax rates.

     As a result of the foregoing, income before income taxes was $11,318,000, an increase of 72%, and net income increased 72% to $6,659,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              BOWNE & CO., INC.

Date:  March 15, 1994         By             RICHARD H. KOONTZ
                              -----------------------------------------------
                                             RICHARD H. KOONTZ
                                (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)

Date:  March 15, 1994         By              JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                                  (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                            FINANCIAL OFFICER)