Form 10-Q
period 1994-04-30
BOWNE & CO INC
filed 1994-06-13
CIK 13610

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

       For the quarterly period ended April 30, 1994, or

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,376,953 shares of common stock, par value $.01, outstanding as at June 8, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          APRIL 30,
                                                                                             1994       OCTOBER 31,
                                                                                         (UNAUDITED)        1993
                                                                                         ------------   ------------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 12,733       $ 33,067
    Trade accounts receivable, less allowance for doubtful accounts of $7,517,000 and
     $6,550,000.........................................................................    112,884         92,857
    Inventories.........................................................................     36,238         21,729
    Prepaid expenses and sundry receivables.............................................      5,649          4,851
                                                                                         ------------   ------------
                Total current assets....................................................    167,504        152,504
Marketable securities...................................................................     10,742         17,393
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $74,180,000 and $68,338,000...........................................................     95,220         88,840
Excess cost of subsidiaries over net assets at date of acquisition......................     15,269         15,784
Other assets............................................................................      7,483          9,103
                                                                                         ------------   ------------
                    Totals..............................................................   $296,218       $283,624
                                                                                         ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current debt......................................................   $  3,934       $  5,434
    Accounts payable....................................................................     17,785         14,134
    Accrued liabilities.................................................................     32,864         40,037
    Income taxes payable................................................................      8,604          5,114
                                                                                         ------------   ------------
                Total current liabilities...............................................     63,187         64,719
Long-term debt -- net of current portion................................................      3,373          8,836
Deferred employee compensation and benefits.............................................     14,088         13,386
                                                                                         ------------   ------------
                Total liabilities.......................................................     80,648         86,941
                                                                                         ------------   ------------
Stockholders' equity:
    Common stock, par value $.01, issued 19,029,462 shares in 1994 and 18,948,442 shares
     in 1993............................................................................        190            189
    Additional paid-in capital..........................................................     23,906         22,903
    Retained earnings...................................................................    211,158        192,229
    Treasury stock, 1,653,209 shares in 1994 and 1,650,331 shares in 1993, at cost......    (18,119)       (18,054)
    Foreign currency translation adjustment.............................................     (1,565)          (584)
                                                                                         ------------   ------------
                Total stockholders' equity..............................................    215,570        196,683
                                                                                         ------------   ------------
                    Totals..............................................................   $296,218       $283,624
                                                                                         ============   ============

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                      ENDED
                                                                                                    APRIL 30,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1994           1993
                                                                                             --------        -------
Revenues:
    Net sales.............................................................................   $119,187        $89,649
    Other.................................................................................      1,545          1,200
                                                                                             --------        -------
                                                                                              120,732         90,849
                                                                                             --------        -------
Expenses:
    Cost of sales.........................................................................     63,142         42,749
    Selling and administrative............................................................     26,903         25,354
    Depreciation and amortization.........................................................      4,119          3,501
    Interest..............................................................................        326            458
                                                                                             --------        -------
                                                                                               94,490         72,062
                                                                                             --------        -------
Income before income taxes................................................................     26,242         18,787
                                                                                             --------        -------
Income taxes:
    State and local.......................................................................      2,291          1,703
    Federal...............................................................................      8,251          5,178
    Foreign...............................................................................        830            311
                                                                                             --------        -------
                                                                                               11,372          7,192
                                                                                             --------        -------
Net income................................................................................   $ 14,870        $11,595
                                                                                             ========        =======
Net income per share......................................................................       $.86           $.67
                                                                                             ========        =======
Dividends per share.......................................................................      $.075          $.075
                                                                                             ========        =======

                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                    APRIL 30,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1994           1993
                                                                                             --------       --------
Revenues:
    Net sales.............................................................................   $201,262       $150,675
    Other.................................................................................      3,243          2,098
                                                                                             --------       --------
                                                                                              204,505        152,773
                                                                                             --------       --------
Expenses:
    Cost of sales.........................................................................    108,398         75,497
    Selling and administrative............................................................     50,150         44,019
    Depreciation and amortization.........................................................      7,718          6,786
    Interest..............................................................................        679          1,099
                                                                                             --------       --------
                                                                                              166,945        127,401
                                                                                             --------       --------
Income before income taxes................................................................     37,560         25,372
                                                                                             --------       --------
Income taxes:
    State and local.......................................................................      3,333          2,173
    Federal...............................................................................     11,291          7,522
    Foreign...............................................................................      1,407            215
                                                                                             --------       --------
                                                                                               16,031          9,910
                                                                                             --------       --------
Net income................................................................................   $ 21,529       $ 15,462
                                                                                             ========       ========
Net income per share......................................................................      $1.24           $.90
                                                                                             ========       ========
Dividends per share.......................................................................       $.15           $.15
                                                                                             ========       ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                SIX MONTHS ENDED
                                                                                                 APRIL 30, 1994
                                                                                                   (UNAUDITED)
                                                                                                -----------------
                                                                                                 (000'S OMITTED)
Retained earnings at beginning of period....................................................         $192,229
Net income..................................................................................           21,529
Dividends...................................................................................           (2,600)
                                                                                                     --------
Retained earnings at end of period..........................................................         $211,158
                                                                                                ===================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1994                 1993
Cash flows from operating activities:
    Net income.......................................................................    $ 21,529           $ 15,462
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization................................................       7,718              6,786
        Provision for deferred employee compensation.................................         702                (43)
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (36,823)           (29,009)
                                                                                         --------           --------
    Net cash used in operating activities............................................      (6,874)            (6,804)
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of securities or other investments......................................      (1,852)            (9,447)
    Proceeds from the sale of securities and other investments.......................      10,439              7,447
    Purchase of real estate, equipment and leasehold improvements....................     (13,626)            (6,466)
                                                                                         --------           --------
    Net cash used in investing activities............................................      (5,039)            (8,466)
                                                                                         --------           --------
Cash flows from financing activities:
    Payment of debt..................................................................      (9,409)            (5,274)
    Proceeds from borrowings.........................................................       2,612
    Proceeds from stock options exercised............................................       1,003                986
    Payment of dividends.............................................................      (2,600)            (2,576)
    Purchase of treasury stock.......................................................         (65)              (121)
                                                                                         --------           --------
    Net cash used in financing activities............................................      (8,459)            (6,985)
                                                                                         --------           --------
Effect of exchange rate on cash......................................................          38                 13
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $(20,334)          $(22,242)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at April 30, 1994 and for the three and six months ended April 30, 1994 and 1993 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1993 was derived from the Company's audited annual report for 1993.

     NOTE 2. Inventories of $36,238,000 in 1994 include raw materials of $5,088,000 and work in process of $31,150,000. In 1993, inventories of $21,729,000 included raw materials of $4,293,000 and work in process of $17,436,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,356,042 (three months) and 17,329,377 (six months) in 1994, and 17,205,163 (three months) and 17,182,876 (six months) in 1993.

     NOTE 4. Effective November 1, 1993, the Company adopted FASB No. 109, "Accounting for Income Taxes" (SFAS 109), and has applied the provisions prospectively for 1994. The adoption of SFAS 109 had no effect on the tax provisions or net income for the three and six months ended April 30, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On April 30, 1994, the Company had a working capital ratio of 2.65 to 1 and working capital of $104,317,000.

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

QUARTER ENDED APRIL 30, 1994 COMPARED TO QUARTER ENDED APRIL 30, 1993

     Sales increased 33% to $119,187,000. The increase was primarily attributable to increased demand for the Company's financial printing services and additional sales to the mutual fund industry. The increase in sales was partially offset by a decrease in the gross margin percentage from 52% to 47%. The decrease in the gross margin percentage was due to expansion of production facilities, increases in the production workforce and changes in the mix of services. As a result, gross margin increased $9,145,000.

     Other revenue increased $345,000 to $1,545,000 on higher realized gains from the sale of securities.

     Selling and administrative expenses increased $1,549,000, or 6%, to $26,903,000 as a result of general increases in the cost of facilities and employee compensation, as well as sales commission and incentive compensation related to increases in sales.

     Depreciation and amortization increased $618,000, or 18%, primarily as a result of the expansion of facilities and acquisition of equipment.

     Interest expense decreased $132,000 due to the reduction of the Company's debt.

     The income tax rate increased from 38% to 43% as a result of an increased proportion of earnings in higher tax jurisdictions, and the higher tax rate and changes in the deductibility of certain expenses under the Omnibus Budget Reconciliation Act of 1993.

     As a result of the foregoing, income before income taxes increased $7,455,000, or 40%, to $26,242,000, and net income increased $3,275,000, or 28%, to $14,870,000.

SIX MONTHS ENDED APRIL 30, 1994 COMPARED TO SIX MONTHS ENDED APRIL 30, 1993

     Sales increased 34% to $201,262,000 due to increased demand for financial printing services and additional sales to the mutual fund industry. The increase in sales, combined with a 4% decrease in the gross margin percentage, contributed to an increase in the gross margin of $17,686,000. The decrease in the gross margin percentage was due to expansion of production facilities, increases in the production workforce and changes in the mix of services.

     Other revenues increased $1,145,000 to $3,243,000, due to higher realized gains on the sale of securities.

     Selling and administrative expenses increased $6,131,000, or 14%, to $50,150,000 principally as a result of sales and incentive compensation and other expenses related to increases in sales and profitability, and to general increases in the costs of facilities and labor.

     Depreciation and amortization increased $932,000, or 14%, primarily as a result of the expansion of facilities and the acquisition of equipment.

     Interest expense decreased $420,000 due to the reduction of the Company's debt.

     The effective overall income tax rate increased from 39% to 43% as a result of an increased proportion of earnings in higher tax jurisdictions, and the higher tax rate and changes in deductions under the Omnibus Budget Reconciliation Act of 1993.

     As a result of the foregoing, income before income taxes increased $12,188,000, or 48%, to $37,560,000 and net income increased $6,067,000, or 39%, to $21,529,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  June 10, 1994                         RICHARD H. KOONTZ
                              -----------------------------------------------
                                             RICHARD H. KOONTZ
                                (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)

Date:  June 10, 1994                          JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                                  (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                            FINANCIAL OFFICER)