Form 10-Q
period 1994-07-31
BOWNE & CO INC
filed 1994-09-12
CIK 13610

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

       For the quarterly period ended July 31, 1994

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,378,378 shares of common stock, par value $.01, outstanding as at September 7, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JULY 31,
                                                                                             1994       OCTOBER 31,
                                                                                         (UNAUDITED)        1993
                                                                                         -----------    -----------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 30,435       $ 33,067
    Trade accounts receivable, less allowance for doubtful accounts of $7,109,000 and
     $6,550,000.........................................................................     98,096         92,857
    Inventories.........................................................................     25,376         21,729
    Prepaid expenses and sundry receivables.............................................      4,967          4,851
                                                                                           ---------      ---------
                Total current assets....................................................    158,874        152,504
Marketable securities...................................................................     11,070         17,393
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $77,680,000 and $68,338,000...........................................................     98,126         88,840
Excess cost of subsidiaries over net assets at date of acquisition......................     15,097         15,784
Other assets............................................................................      7,494          9,103
                                                                                           ---------      ---------
                    Totals..............................................................   $290,661       $283,624
                                                                                           =========      =========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current debt......................................................   $  3,572       $  5,434
    Accounts payable....................................................................     11,796         14,134
    Accrued liabilities.................................................................     35,214         40,037
    Income taxes payable................................................................      2,233          5,114
                                                                                           ---------      ---------
                Total current liabilities...............................................     52,815         64,719
Long-term debt -- net of current portion................................................      3,265          8,836
Deferred employee compensation and benefits.............................................     14,450         13,386
                                                                                           ---------      ---------
                Total liabilities.......................................................     70,530         86,941
                                                                                           ---------      ---------
Stockholders' equity:
    Common stock, par value $.01, issued 19,031,387 shares in 1994 and 18,948,442 shares
     in 1993............................................................................        190            189
    Additional paid-in capital..........................................................     23,933         22,903
    Retained earnings...................................................................    215,876        192,229
    Treasury stock, 1,653,209 shares in 1994 and 1,650,331 shares in 1993, at cost......    (18,119)       (18,054)
    Foreign currency translation adjustment.............................................     (1,749)          (584)
                                                                                           ---------      ---------
                Total stockholders' equity..............................................    220,131        196,683
                                                                                           ---------      ---------
                    Totals..............................................................   $290,661       $283,624
                                                                                           =========      =========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                   THREE MONTHS
                                                                                                      ENDED
                                                                                                     JULY 31,
                                                                                                   (UNAUDITED)
                                                                                              ----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1994           1993
                                                                                               -----          -----
Revenues:
    Net sales..............................................................................   $95,591        $82,476
    Other..................................................................................       460            659
                                                                                              -------        -------
                                                                                               96,051         83,135
                                                                                              -------        -------
Expenses:
    Cost of sales..........................................................................    58,283         45,375
    Selling and administrative.............................................................    23,178         21,075
    Depreciation and amortization..........................................................     3,847          3,511
    Interest...............................................................................       226            493
                                                                                              -------        -------
                                                                                               85,534         70,454
                                                                                              -------        -------
Income before income taxes.................................................................    10,517         12,681
                                                                                              -------        -------
Income taxes:
    State and local........................................................................     1,146          1,085
    Federal................................................................................     3,312          3,952
    Foreign................................................................................        37            351
                                                                                              -------        -------
                                                                                                4,495          5,388
                                                                                              -------        -------
Net income.................................................................................   $ 6,022        $ 7,293
                                                                                              =======        =======
Net income per share.......................................................................      $.35           $.42
                                                                                              =======        =======
Dividends per share........................................................................     $.075          $.075
                                                                                              =======        =======

                                                                                                   NINE MONTHS
                                                                                                      ENDED
                                                                                                    JULY 31,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1994           1993
                                                                                               ----           ----
Revenues:
    Net sales.............................................................................   $296,853       $233,151
    Other.................................................................................      3,703          2,757
                                                                                             --------       --------
                                                                                              300,556        235,908
                                                                                             --------       --------
Expenses:
    Cost of sales.........................................................................    166,681        120,872
    Selling and administrative............................................................     73,328         65,094
    Depreciation and amortization.........................................................     11,565         10,297
    Interest..............................................................................        905          1,592
                                                                                             --------       --------
                                                                                              252,479        197,855
                                                                                             --------       --------
Income before income taxes................................................................     48,077         38,053
                                                                                             --------       --------
Income taxes:
    State and local.......................................................................      4,479          3,258
    Federal...............................................................................     14,603         11,474
    Foreign...............................................................................      1,444            566
                                                                                             --------       --------
                                                                                               20,526         15,298
                                                                                             --------       --------
Net income................................................................................   $ 27,551       $ 22,755
                                                                                             ========       ========
Net income per share......................................................................      $1.59          $1.32
                                                                                             ========       ========
Dividends per share.......................................................................      $.225          $.225
                                                                                             ========       ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                NINE MONTHS ENDED
                                                                                                  JULY 31, 1994
                                                                                                   (UNAUDITED)
                                                                                                -----------------
                                                                                                 (000'S OMITTED)
Retained earnings at beginning of period....................................................         $192,229
Net income..................................................................................           27,551
Dividends...................................................................................           (3,904)
                                                                                                     --------
Retained earnings at end of period..........................................................         $215,876
                                                                                                     ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1994                 1993
                                                                                           ----                 ----
Cash flows from operating activities:
    Net income.......................................................................    $ 27,551           $ 22,755
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization................................................      11,565             10,297
        Provision for deferred employee compensation.................................       1,338                 29
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (21,001)           (30,847)
                                                                                         --------           --------
    Net cash provided by operating activities........................................      19,453              2,234
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of securities or other investments......................................      (2,455)           (10,840)
    Proceeds from the sale of securities and other investments.......................      10,768              8,868
    Purchase of real estate, equipment and leasehold improvements....................     (20,265)           (10,060)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (11,952)           (12,032)
                                                                                         --------           --------
Cash flows from financing activities:
    Payment of debt..................................................................      (9,858)            (5,323)
    Proceeds from borrowings.........................................................       2,612
    Proceeds from stock options exercised............................................       1,031              1,395
    Payment of dividends.............................................................      (3,904)            (3,872)
    Purchase of treasury stock.......................................................         (65)              (340)
                                                                                         --------           --------
    Net cash used in financing activities............................................     (10,184)            (8,140)
                                                                                         --------           --------
Effect of exchange rate on cash......................................................          51                  4
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $ (2,632)          $(17,934)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at July 31, 1994 and for the three and nine months ended July 31, 1994 and 1993 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1993 was derived from the Company's audited annual report for 1993.

     NOTE 2. Inventories of $25,376,000 in 1994 include raw materials of $4,267,000 and work in process of $21,109,000. In 1993, inventories of $21,729,000 included raw materials of $4,293,000 and work in process of $17,436,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,377,017 (three months) and 17,345,257 (nine months) in 1994, and 17,274,115 (three months) and 17,213,289 (nine months) in 1993.

     NOTE 4. Effective November 1, 1993, the Company adopted prospectively Statement of Financial Standards (SFAS) No. 109, "Accounting for Income Taxes". The adoption of SFAS 109 had no effect on net income for the three and nine months ended July 31, 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On July 31, 1994, the Company had a working capital ratio of 3.01 to 1 and working capital of $106,059,000.

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

QUARTER ENDED JULY 31, 1994 COMPARED TO QUARTER ENDED JULY 31, 1993

     Sales increased 16% to $95,591,000. The increase was primarily attributable to increased levels of mutual fund, EDGAR and commercial printing sales, partially offset by a decline in sales of financial printing related to transactional activity. The expected benefits from an increase in sales were substantially offset by a decrease in the gross margin percentage from 45% to 39%. The decrease in the gross margin percentage was due to the increased sales of mutual fund products and commercial printing which normally produce lower margins and to general increases in production costs related to expansion of facilities and increases in the workforce. As a result, gross margin remained relatively constant.

     Other revenue decreased $199,000 to $460,000 due to lower levels of invested funds.

     Selling and administrative expenses increased $2,103,000, or 10%, to $23,178,000 as a result of increases in sales commissions, the cost of facilities and employee compensation.

     Depreciation and amortization increased $336,000, or 10%, primarily as a result of the expansion of facilities and acquisition of equipment.

     Interest expense decreased $267,000 due to the reduction of the Company's debt.

     The income tax rate remained relatively unchanged.

     As a result of the foregoing, income before income taxes decreased $2,164,000 to $10,517,000, and net income decreased $1,271,000, or 17%, to
$6,022,000.

NINE MONTHS ENDED JULY 31, 1994 COMPARED TO NINE MONTHS ENDED JULY 31, 1993

     Sales increased 27% to $296,853,000 due to increased demand for financial printing services during the first six months of the period and additional sales from mutual funds, EDGAR and commercial printing. The increase in sales, partially offset by a 4% decrease in the gross margin percentage, contributed to an increase of $17,893,000 in the gross margin. The decrease in the gross margin percentage was due to an increase in the proportion of sales with lower profit margins, expansion of production facilities and increases in the production workforce.

     Other revenues increased $946,000 to $3,703,000, due to higher realized gains on the sale of securities.

     Selling and administrative expenses increased $8,234,000, or 13%, to $73,328,000 principally as a result of increases in sales commissions, incentive compensation and other expenses related to increases in sales and profitability, and to general increases in the costs of facilities and labor.

     Depreciation and amortization increased $1,268,000, or 12%, primarily as a result of the expansion of facilities and the acquisition of equipment.

     Interest expense decreased $687,000 due to the reduction of the Company's debt.

     The effective overall income tax rate increased from 40% to 43% as a result of an increased proportion of earnings in higher tax jurisdictions and changes in the deductibility of certain expenses under the Omnibus Budget Reconciliation Act of 1993.

     As a result of the foregoing, income before income taxes increased $10,024,000, or 26%, to $48,077,000 and net income increased $4,796,000, or 21%, to $27,551,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.



Date:  September 9, 1994                     RICHARD H. KOONTZ
       -----------------      -----------------------------------------------
                                             RICHARD H. KOONTZ
                                (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)


Date:  September 9, 1994                      JAMES P. O'NEIL
       -----------------      -----------------------------------------------
                                              JAMES P. O'NEIL
                                  (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                            FINANCIAL OFFICER)

                                EXHIBIT INDEX



Exhibit
  No.                            Description
- -------                          -----------

   27                        Financial Data Schedule