Form 10-K
period 1994-10-31
BOWNE & CO INC
filed 1995-01-25
CIK 13610

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

    For the fiscal year ended October 31, 1994, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

    For the transition period from                    to
                                   ------------------    ----------------

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

                                     NONE
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:          Yes [ X ]       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on January 18, 1995, was $241,453,000. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 17,379,853 shares of Common Stock outstanding as at January 18, 1995.
                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Notice of Annual Meeting of Stockholders and Proxy Statement
        anticipated to be dated February 3, 1995....................  Part III, Items 10-12
                                                                      Part IV, Item 14

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was incorporated in the State of New York in 1968. The Registrant and its subsidiaries are hereinafter collectively referred to as the Company, unless otherwise noted. The Company, through its subsidiaries, is engaged in providing the timely and accurate preparation and distribution of documentation related to corporate and governmental financing, information management and compliance documentation services throughout the United States and Canada and also in London, Paris, Hong Kong, Singapore and Mexico City, with affiliates worldwide.

     The percentage of the Company's consolidated total sales attributable to each class of service offered by the Company for the last five years is set forth below.

                 CLASS OF SERVICE                   1994      1993      1992      1991      1990
- --------------------------------------------------  ----      ----      ----      ----      ----
Financial and corporate printing..................   82%       87%       84%       85%       81%
Commercial and legal printing.....................   18        13        16        15        19
                                                    ----      ----      ----      ----      ----
                                                    100%      100%      100%      100%      100%
                                                    ====      ====      ====      ====      ====

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

     The Company maintains conference rooms and telecommunication capabilities at most of its offices for use by customers in conducting meetings associated with jobs in progress and provides customers with on-site conveniences which promote ease and speed of editorial copy changes and otherwise facilitate completion of assignments. In addition, the Company has developed and utilizes an extensive electronic communications network which facilitates document handling and makes collaboration by customers at different sites practicable.

     The Company's operations are conducted principally in the United States and Canada. The Company also operates service centers in London, Paris, Hong Kong, Singapore and Mexico City to support its customers' multi-national transactions. Total sales, net income and identifiable assets attributable to the United States and Canada for fiscal 1994, 1993 and 1992 are shown in Note 12 of the Notes to Consolidated Financial Statements on page 21. Sales, income and assets attributable to the Company's operations outside the United States and Canada are not material.

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

     The Company competes directly with a number of other financial and corporate printers (some of which have multiple locations) having the same degree of specialization in these fields, some of which are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available upon which to determine its share of the total financial and corporate printing market, the Company believes that it is the largest in these fields in terms of sales volume. Competition based upon speed, accuracy of service and location of facilities is particularly intense among financial and corporate printers. In addition, the Company has experienced intense competition for sales personnel and, to a lesser degree, production personnel relating to its financial and corporate printing services.

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

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. The Company has no backlog, within the common meaning of that term, which is normal throughout the industry. During the fiscal year ended October 31, 1994, no customer accounted for 10% or more of the Company's sales.

EMPLOYEES

     At October 31, 1994, the Company had 2,743 employees. Relations with the Company's employees generally are considered to be satisfactory. Approximately 20% of the Company's production employees are members of various unions, which represent different categories of workers. The subsidiaries of the Company which have union employees in their plants enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

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

FOREIGN SALES

     The Company's foreign operations are located in Canada, London, Paris, Hong Kong, Singapore and Mexico City. In addition, the Company has affiliations with certain printing firms abroad, but its sales and revenues derived from services rendered in foreign countries other than Canada were less than 5% of the Company's total sales in each of the past three fiscal years. See Note 12 of the Notes to Consolidated Financial Statements on page 21.

RENEGOTIATION

     No significant portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

ITEM 2. PROPERTIES

     Information regarding the material facilities of the Company, as of October 31, 1994, seven of which are leased and ten of which are owned in fee, is set forth below.

                                 YEAR
                                 LEASE                                                 SQUARE
        LOCATION                EXPIRES                     DESCRIPTION                FOOTAGE
- ------------------------        -------         -------------------------------        -------
345 Hudson Street                2002           Typesetting, printing plant             98,000
  New York, NY                                    and general office space.

60 Gervais Drive                 1997           Typesetting, printing plant and         57,000
  Don Mills (Toronto),                            general office space.
  Ontario, Canada

1570 Northside Drive             2002           Typesetting, printing plant and         44,000
  Atlanta, GA                                     general office space.

610 West Congress                1999           Typesetting, printing plant and         25,000
  Detroit, MI                                     general office space.

1201 West Pender Street          1998           Typesetting, printing plant and         15,500
  Vancouver, British                              general office space.
  Columbia, Canada

633 West Fifth Street            2000           Typesetting and general                 15,000
  Los Angeles, CA                                 office space.

1341 G Street N.W.               1999           Typesetting and general                 11,000
  Washington, DC                                  office space.

215 County Avenue                Owned          Printing plant and                     105,000
  Secaucus, NJ                                    general office space.

1241 Superior Avenue             Owned          Typesetting, printing plant and         73,000
  Cleveland, OH                                   general office space.

325 West Ohio Street             Owned          Typesetting, printing plant and         60,000
  Chicago, IL                                     general office space.

5400 Chemin St. Francois         Owned          Typesetting, printing plant and         55,000
  St. Laurent (Montreal),                         general office space.
  Quebec, Canada

411 D Street                     Owned          Typesetting, printing plant and         52,000
  Boston, MA                                      general office space.

1500 North Central Avenue        Owned          Typesetting, printing plant and         50,000
  Phoenix, AZ                                     general office space.

1200 Oliver Street               Owned          Typesetting, printing plant and         48,000
  Houston, TX                                     general office space.

1706 Maple Avenue                Owned          Printing plant and general              41,000
  Los Angeles, CA                                 office space.

1931 Market Center Blvd.         Owned          Typesetting, printing plant and         36,000
  Dallas, TX                                      general office space.

15 Seeley Avenue                 Owned          Computer center and general             18,000
  Piscataway, NJ                                  office space.

     All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. Virtually all of the Company's equipment is owned outright, free and clear of any liens and encumbrances. A relatively minor amount of equipment utilized by the Company is rented on short-term leases, and no renewal problems are anticipated. All of the foregoing properties are used in the Company's printing business. Reference is made to Notes 8 and 11 of the Notes to Consolidated Financial Statements on pages 20 and 21.

ITEM 3. PENDING LEGAL PROCEEDINGS

     The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business. Reference is made to Note 13 of the Notes to Consolidated Financial Statements on page 22.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers of the Registrant is presented in
Part III below and incorporated here by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE". The following is the range of high and low sales prices and dividends paid per share for fiscal 1994 and 1993 by quarters.

                                                             RANGE OF SALES
                                                                 PRICES
                                                          --------------------     DIVIDENDS
                                                          HIGH            LOW      PER SHARE
                                                          -----           ----     ---------
1994
     Fourth quarter...................................... $22 7/8         $15 3/4    $.090
     Third quarter.......................................  23 5/8          19 5/8     .075
     Second quarter......................................  28 1/2          20 5/8     .075
     First quarter.......................................  22 7/8          17 1/2     .075
                                                          -------         -------    -----
          Fiscal year.................................... $28 1/2         $15 3/4    $.315
                                                          -------         -------    -----
1993
     Fourth quarter...................................... $20 5/8         $18 1/2    $.075
     Third quarter.......................................  20 5/8          16 3/4     .075
     Second quarter......................................  20 1/8          14 3/4     .075
     First quarter.......................................  18 1/8          13 1/8     .075
                                                          -------         -------    -----
          Fiscal year.................................... $20 5/8         $13 1/8    $.30
                                                          -------         -------    -----

     As of October 31, 1994, there were approximately 1,500 stockholders of record of the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                                 1994           1993           1992           1991           1990
                             ------------   ------------   ------------   ------------   ------------
Operating Data

  Revenues:

     Net sales.............. $380,653,000   $333,255,000   $282,201,000   $236,317,000   $201,217,000

     Other..................    5,233,000      4,334,000      3,813,000      3,750,000      3,919,000
                             ------------   ------------   ------------   ------------   ------------

                              385,886,000    337,589,000    286,014,000    240,067,000    205,136,000
                             ------------   ------------   ------------   ------------   ------------

  Expenses:

     Cost of sales..........  221,943,000    173,061,000    145,729,000    127,231,000    116,309,000

     Selling and
       administrative.......   93,452,000     90,322,000     77,888,000     70,504,000     59,179,000

     Depreciation and
       amortization.........   15,158,000     12,859,000     12,478,000     13,693,000     11,764,000

     Interest...............    1,130,000      2,336,000      2,881,000      3,548,000      3,419,000
                             ------------   ------------   ------------   ------------   ------------
                              331,683,000    278,578,000    238,976,000    214,976,000    190,671,000
                             ------------   ------------   ------------   ------------   ------------

  Income before income
     taxes..................   54,203,000     59,011,000     47,038,000     25,091,000     14,465,000

  Income taxes..............   22,963,000     23,692,000     18,770,000     10,766,000      6,049,000
                             ------------   ------------   ------------   ------------   ------------

  NET INCOME................ $ 31,240,000   $ 35,319,000   $ 28,268,000   $ 14,325,000   $  8,416,000
                             ============   ============   ============   ============   ============

Balance Sheet Data

  Current assets............ $157,750,000   $152,504,000   $131,313,000   $113,176,000   $ 92,685,000

  Current liabilities.......   51,253,000     64,719,000     42,723,000     38,729,000     26,611,000

  Working capital...........  106,497,000     87,785,000     88,590,000     74,447,000     66,074,000

  Working capital ratio.....    3.08 to 1      2.36 to 1      3.07 to 1      2.92 to 1      3.48 to 1

  Net plant and equipment...  101,522,000     88,840,000     74,480,000     68,968,000     71,640,000

  Total assets..............  291,581,000    283,624,000    244,367,000    225,666,000    204,414,000

  Long-term indebtedness....    3,178,000      8,836,000     22,346,000     30,807,000     34,248,000

  Stockholders' equity......  222,795,000    196,683,000    166,503,000    144,448,000    132,309,000

Per Share

  Net income................       $ 1.80         $ 2.05          $1.65          $ .84          $ .49

  Book value................        12.82          11.37           9.71           8.46           7.80

  Dividends.................          .315           .30            .26            .25            .25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On October 31, 1994, the Company had a working capital ratio of 3.08 to 1 and working capital of $106,497,000.

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

INFLATION

     The Company has experienced the effects of inflation through increases in the costs of employee compensation and related fringe benefits, facilities, outside services, raw materials and other supplies. Due to price competition, the Company does not always fully recover all of its increased costs.

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

1994 COMPARED WITH 1993

     Sales increased 14% to $380,653,000. This increase was primarily attributable to increased sales of non-transactional printing to corporate, mutual funds and specialized commercial printing clients. Such non-transactional printing traditionally generates lower gross margins than transactional printing. Although intensive for the first six months, demand for transactional printing declined in the second half of 1994 and represented a lower proportion of total sales this year. In addition, the Company also experienced increases in production costs during 1994 as a result of the expansion of facilities and increases in the work force as well as general cost increases. Consequently, the gross margin percentage decreased from 48% to 42% and the gross margin decreased 1%, or $1,484,000.

     Other revenues increased $899,000 to $5,233,000 principally as a result of capital gains related to the sale of securities.

     Selling and administrative expenses increased $3,130,000, or 3%, to $93,452,000 principally as a result of increases in sales compensation and other expenses related to increases in sales as well as general increases in the costs of facilities and labor.

     Depreciation and amortization expenses increased $2,299,000, or 18%, primarily as a result of expansion of facilities and the acquisition of equipment.

     Interest expense decreased $1,206,000 due to the reduction of the Company's debt.

     The effective overall income tax rate increased from 40% to 42% as a result of a higher effective tax rate on foreign earnings, a reduction in the amount of available credits and certain other adjustments.

     As a result of the foregoing, income before income taxes decreased $4,808,000, or 8%, to $54,203,000 and net income decreased $4,079,000, or 12%, to $31,240,000.

1993 COMPARED WITH 1992

     Sales increased 18%, to $333,255,000, due to even higher levels of debt and equity offerings than a year earlier and increased levels of activity in mutual funds and merger and acquisition work. The overall increase in sales, combined with a relatively constant gross margin percentage, contributed to a $23,722,000 increase in gross margin.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Bowne & Co., Inc.

     We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and Subsidiaries as of October 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowne & Co., Inc. and Subsidiaries at October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             ERNST & YOUNG LLP

New York, New York
December 9, 1994

                       BOWNE & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1994 AND 1993

ASSETS

                                                                             1994               1993
                                                                         ------------       ------------
Current assets:
     Cash and cash equivalents........................................   $ 38,464,000       $ 33,067,000
     Trade accounts receivable, less allowance for doubtful accounts
      of $6,592,000 (1994) and $6,550,000 (1993)......................     90,440,000         92,857,000
     Inventories......................................................     20,176,000         21,729,000
     Prepaid expenses and other current assets........................      8,670,000          4,851,000
                                                                         ------------       ------------
                    Total current assets..............................    157,750,000        152,504,000
                                                                         ------------       ------------

Marketable securities.................................................     10,198,000         17,393,000
                                                                         ------------       ------------

Real estate, equipment and leasehold improvements:
     Land and buildings...............................................     55,775,000         50,949,000
     Machinery and plant equipment....................................     94,111,000         79,059,000
     Leasehold improvements...........................................     13,908,000         12,623,000
     Furniture, fixtures and vehicles.................................     17,513,000         14,547,000
                                                                         ------------       ------------
                                                                          181,307,000        157,178,000
     Less depreciation and amortization to date.......................     79,785,000         68,338,000
                                                                         ------------       ------------
                                                                          101,522,000         88,840,000
                                                                         ------------       ------------

Other assets:
     Excess of cost of subsidiaries over net assets at date of
      acquisition.....................................................     14,788,000         15,784,000
     Deferred income taxes............................................      2,450,000          4,338,000
     Other............................................................      4,873,000          4,765,000
                                                                         ------------       ------------
                                                                           22,111,000         24,887,000
                                                                         ------------       ------------
TOTALS................................................................   $291,581,000       $283,624,000
                                                                         ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1994 AND 1993

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             1994               1993
                                                                         ------------       ------------
Current liabilities:
  Notes payable and current portion of long-term debt................    $  3,061,000       $  5,434,000
  Accounts payable...................................................      13,398,000         14,134,000
  Employees' compensation............................................      24,950,000         28,203,000
  Accrued expenses...................................................       9,844,000         11,834,000
  Income taxes payable...............................................                          5,114,000
                                                                         ------------       ------------
          Total current liabilities..................................      51,253,000         64,719,000
Other liabilities:
  Long-term debt -- net of current portion...........................       3,178,000          8,836,000
  Deferred employee compensation and benefits........................      14,355,000         13,386,000
                                                                         ------------       ------------
          Total liabilities..........................................      68,786,000         86,941,000
                                                                         ------------       ------------
Stockholders' equity:
  Preferred stock:
     Authorized 1,000,000 shares, par value $.01
     Issuable in series -- none issued
  Common stock:
     Authorized 60,000,000 shares, par value $.01
     Issued 19,032,387 shares (1994) and 18,948,442 shares (1993)....         190,000            189,000
  Additional paid-in capital.........................................      23,944,000         22,903,000
  Retained earnings..................................................     218,001,000        192,229,000
  Foreign currency translation adjustment............................      (1,221,000)          (584,000)
  Treasury stock, at cost, 1,653,209 shares (1994)
     and 1,650,331 shares (1993).....................................     (18,119,000)       (18,054,000)
                                                                         ------------       ------------
          Total stockholders' equity.................................     222,795,000        196,683,000
                                                                         ------------       ------------
TOTALS...............................................................    $291,581,000       $283,624,000
                                                                         ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                   1994               1993               1992
                                               ------------       ------------       ------------
Revenues:
  Net sales................................    $380,653,000       $333,255,000       $282,201,000
  Other....................................       5,233,000          4,334,000          3,813,000
                                               ------------       ------------       ------------
          Totals...........................     385,886,000        337,589,000        286,014,000
                                               ------------       ------------       ------------
Expenses:
  Cost of sales............................     221,943,000        173,061,000        145,729,000
  Selling and administrative...............      93,452,000         90,322,000         77,888,000
  Depreciation and amortization............      15,158,000         12,859,000         12,478,000
  Interest.................................       1,130,000          2,336,000          2,881,000
                                               ------------       ------------       ------------
          Totals...........................     331,683,000        278,578,000        238,976,000
                                               ------------       ------------       ------------
Income before income taxes.................      54,203,000         59,011,000         47,038,000
Income taxes...............................      22,963,000         23,692,000         18,770,000
                                               ------------       ------------       ------------
NET INCOME.................................    $ 31,240,000       $ 35,319,000       $ 28,268,000
                                               ============       ============       ============
NET INCOME PER SHARE.......................       $1.80              $2.05              $1.65
                                                  =====              =====              =====

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                    1994              1993              1992
                                                ------------      ------------      ------------
Cash flows from operating activities:
  Net income.................................   $ 31,240,000      $ 35,319,000      $ 28,268,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization...........     15,158,000        12,859,000        12,478,000
     Provision for doubtful accounts.........      2,071,000         3,003,000         2,686,000
     Loss (gain) on sale of securities and
       other investments.....................     (3,228,000)         (788,000)          175,000
     Provision for deferred employee
       compensation.                               1,328,000           591,000         1,113,000
     Deferred income taxes...................      1,370,000          (621,000)         (719,000)
     Other...................................     (1,050,000)       (1,064,000)         (194,000)
     Increase (decrease) from changes in:
       Accounts receivable...................         (3,000)      (39,669,000)        5,360,000
       Inventories...........................      1,513,000        (6,151,000)       (1,616,000)
       Prepaid expenses and other current
          assets.............................     (2,894,000)       (1,088,000)         (620,000)
       Trade payables........................       (646,000)        6,933,000           704,000
       Employees' compensation...............     (3,570,000)        4,813,000         5,179,000
       Accrued expenses and taxes............     (6,940,000)        6,393,000          (982,000)
                                                ------------      ------------      ------------
Net cash provided by operating activities....     34,349,000        20,530,000        51,832,000
                                                ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of marketable securities and other
     investments.............................     (2,972,000)      (13,203,000)      (16,514,000)
  Proceeds from sale of marketable securities
     and other investments...................     13,617,000        13,907,000        16,640,000
  Purchase of real estate, equipment and
     leasehold improvements..................    (27,197,000)      (22,616,000)      (17,377,000)
                                                ------------      ------------      ------------
Net cash used in investing activities........    (16,552,000)      (21,912,000)      (17,251,000)
                                                ------------      ------------      ------------
Cash flows from financing activities:
  Payment of debt............................     (7,958,000)      (13,871,000)       (9,120,000)
  Proceeds from stock options exercised......      1,042,000         1,607,000           648,000
  Payment of dividends.......................     (5,468,000)       (5,169,000)       (4,494,000)
  Purchase of treasury stock.................        (65,000)         (381,000)         (131,000)
                                                ------------      ------------      ------------
Net cash used in financing activities........    (12,449,000)      (17,814,000)      (13,097,000)
                                                ------------      ------------      ------------
Effect of exchange rate changes on cash......         49,000           207,000          (274,000)
                                                ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents...........................      5,397,000       (18,989,000)       21,210,000
Cash and cash equivalents -- beginning of the
  year.......................................     33,067,000        52,056,000        30,846,000
                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS -- END OF THE
  YEAR.......................................   $ 38,464,000      $ 33,067,000      $ 52,056,000
                                                ============      ============      ============
Supplemental cash flow disclosure:
  Income taxes paid..........................   $ 28,961,000      $ 20,464,000      $ 20,740,000
                                                ============      ============      ============
  Interest paid..............................   $  1,267,000      $  2,400,000      $  3,608,000
                                                ============      ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

                                                                         FOREIGN
                                          ADDITIONAL                    CURRENCY
                                COMMON      PAID-IN       RETAINED     TRANSLATION     TREASURY
                                STOCK       CAPITAL       EARNINGS     ADJUSTMENT       STOCK          TOTAL
                               --------   -----------   ------------   -----------   ------------   ------------
Balance November 1, 1991.....  $187,000   $20,650,000   $138,305,000   $ 2,848,000   $(17,542,000)  $144,448,000
     Net income..............                             28,268,000                                  28,268,000
     Foreign currency
       translation
       adjustment............                                           (2,236,000)                   (2,236,000)
     Cash dividends ($.26 per
       share)................                             (4,494,000)                                 (4,494,000)
     Acquisition of treasury
       stock.................                                                            (131,000)      (131,000)
     Exercise of stock
       options...............     1,000       647,000                                                    648,000
                               --------   -----------   ------------   -----------   ------------   ------------
Balance October 31, 1992.....   188,000    21,297,000    162,079,000       612,000    (17,673,000)   166,503,000
     Net income..............                             35,319,000                                  35,319,000
     Foreign currency
       translation
       adjustment............                                           (1,196,000)                   (1,196,000)
     Cash dividends ($.30 per
       share)................                             (5,169,000)                                 (5,169,000)
     Acquisition of treasury
       stock.................                                                            (381,000)      (381,000)
     Exercise of stock
       options                    1,000     1,606,000                                                  1,607,000
                               --------   -----------   ------------   -----------   ------------   ------------
Balance October 31, 1993.....   189,000    22,903,000    192,229,000      (584,000)   (18,054,000)   196,683,000
     Net income..............                             31,240,000                                  31,240,000
     Foreign currency
       translation
       adjustment............                                             (637,000)                     (637,000)
     Cash dividends ($.315
       per share)............                             (5,468,000)                                 (5,468,000)
     Acquisition of treasury
       stock.................                                                             (65,000)       (65,000)
     Exercise of stock
       options...............     1,000     1,041,000                                                  1,042,000
                               --------   -----------   ------------   -----------   ------------   ------------
Balance October 31, 1994.....  $190,000   $23,944,000   $218,001,000   $(1,221,000)  $(18,119,000)  $222,795,000
                               ========   ===========   ============   ===========   ============   ============

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

     Depreciation for financial statement purposes, which is provided on the straight-line method, was $13,786,000 (1994), $11,373,000 (1993) and $10,914,000
(1992). Depreciation is calculated for tax purposes using accelerated methods.

     Estimated lives used in the calculation of depreciation for financial statement purposes are:

    Buildings.......................................................  20-40 years
    Machinery and plant equipment...................................  3-12 1/2 years
    Furniture and fixtures..........................................  5-12 1/2 years
    Vehicles........................................................  3-5 years
    Leasehold improvements..........................................  Shorter of useful life or term of lease

  Excess of cost of subsidiaries over net assets at date of acquisition

     Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over forty years. Accumulated amortization was $4,140,000 (1994) and $3,445,000 (1993).

  Intangible assets

     Trademarks, tradenames and other intangible assets of acquired businesses, included in other assets, are amortized on the straight-line method over five years. Accumulated amortization was $4,646,000 (1994) and $5,169,000 (1993).

  Income taxes

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards (FAS) No. 109 "Accounting for Income Taxes." There was no material cumulative effect of this accounting change at the time of adoption.

     United States income tax has not been provided on the unremitted earnings of the Canadian subsidiary since it is the intention of the Company to reinvest these earnings in the growth of the Canadian business. Applicable Canadian income taxes have been provided. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $22,856,000 at October 31, 1994.

                       BOWNE & CO., INC. AND SUBSIDIARIES

Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for Canadian income taxes paid will be available to significantly reduce any U.S. tax liability if Canadian earnings are remitted.

  Net income per share

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Shares which are issuable upon the exercise of stock options under the Company's Stock Option Plans have not entered into the computation because their inclusion would not be significant. The weighted average number of shares outstanding was 17,353,645
(1994), 17,231,847 (1993) and 17,117,010 (1992).

NOTE 2 -- CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $28,558,000 (1994) and $22,127,000 (1993) are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less.

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                                        OCTOBER 31,
                                                                ---------------------------
                                                                   1994            1993
                                                                -----------     -----------
    Raw materials.............................................  $ 4,613,000     $ 4,293,000
    Work in process...........................................   15,563,000      17,436,000
                                                                -----------     -----------
                                                                $20,176,000     $21,729,000
                                                                ===========     ===========

NOTE 4 -- MARKETABLE SECURITIES

     Marketable securities, consisting of equity securities, notes and bonds, are carried at the lower of cost or market. These securities are held primarily for their interest or dividend yields. At October 31, 1994 and 1993, net unrealized gains were $956,000 and $4,600,000, respectively.

NOTE 5 -- EMPLOYEE BENEFIT PLANS

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

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Pension costs are summarized as follows:

                                                         1994            1993            1992
                                                      -----------     -----------     -----------
Service cost........................................  $ 3,008,000     $ 2,220,000     $ 2,246,000
Interest cost.......................................    2,132,000       1,958,000       1,783,000
Actual loss (return) on plan assets.................      472,000      (5,530,000)     (2,720,000)
Net amortization and deferrals......................   (4,068,000)      2,550,000        (169,000)
                                                      -----------     -----------     -----------
Net periodic pension cost of defined benefit
  plans.............................................    1,544,000       1,198,000       1,140,000
Union plans.........................................      570,000         620,000         815,000
Defined contribution plans..........................      378,000         179,000         189,000
                                                      -----------     -----------     -----------
Total pension cost..................................  $ 2,492,000     $ 1,997,000     $ 2,144,000
                                                      ===========     ===========     ===========

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1994            1993
                                                                    -----------     -----------
Fair value of plan assets.........................................  $31,639,000     $33,753,000
                                                                    -----------     -----------
Actuarial value of benefit obligations:
  Vested..........................................................   17,486,000      14,604,000
  Non-vested......................................................    1,272,000         975,000
                                                                    -----------     -----------
Accumulated benefit obligation....................................   18,758,000      15,579,000
Effect of projected future salary increases.......................    8,192,000       7,715,000
                                                                    -----------     -----------
Projected benefit obligation......................................   26,950,000      23,294,000
                                                                    -----------     -----------
Plan assets in excess of projected benefit obligation.............    4,689,000      10,459,000
Unrecognized net gain.............................................   (4,176,000)     (9,001,000)
Unrecognized net transition asset amortized over twenty-two
  years...........................................................   (4,673,000)     (4,980,000)
                                                                    -----------     -----------
Accrued pension cost..............................................  $ 4,160,000     $ 3,522,000
                                                                    ===========     ===========

     At October 31, 1994, the projected benefit obligation under the unfunded supplemental retirement program amounted to $4,444,000 for retired employees and $1,728,000 for active employees, which amounts have been fully accrued. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     The discount rate used to calculate the projected benefit obligations was 7.25% in 1994 and 7.5% in 1993. The rate used to project future salary increases was 5.0% for 1994 and 5.5% for 1993. The long-term rate of return on plan assets was 9.0% (1994, 1993 and 1992). The assets of the funded plan consist primarily of equity and fixed income securities.

  Profit sharing plan

     Certain subsidiaries are participating companies in a qualified profit sharing plan covering substantially all employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $6,211,000 (1994), $6,960,000 (1993) and $5,925,000 (1992).

  Stock purchase plan

     Under the Employees' Stock Purchase Plan, participating subsidiaries match 50% of amounts contributed by employees. All contributions are invested in the common stock of the Company. The plan acquired 78,899

                       BOWNE & CO., INC. AND SUBSIDIARIES
shares (1994), 69,409 shares (1993) and 81,839 shares (1992) of the Company's common stock on the open market. At October 31, 1994, the Stock Purchase Plan held 466,427 shares of the Company's common stock. Charges to income amounted to $472,000 (1994), $385,000 (1993) and $414,000 (1992).

NOTE 6 -- STOCK OPTION PLANS

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

     Details of stock options are as follows:

                                                                       NUMBER          OPTION
                                                                      OF SHARES        PRICE
                                                                      ---------    -------------
1992
     Granted........................................................    241,126    $11.13--17.19
     Exercised......................................................     86,644      6.25--13.88
     Cancelled......................................................      5,600     13.88--17.88
     Outstanding, end of year.......................................  1,073,592      6.25--17.88
     Exercisable, end of year.......................................    361,341      6.25--17.88
1993
     Granted........................................................    109,000        $14.88
     Exercised......................................................    163,704      6.25--17.88
     Cancelled......................................................     80,875      8.50--17.88
     Outstanding, end of year.......................................    938,013      6.25--17.88
     Exercisable, end of year.......................................    241,212      6.25--17.88
1994
     Granted........................................................    215,200        $19.06
     Exercised......................................................     83,945      6.25--17.88
     Cancelled......................................................     56,150      6.25--19.06
     Outstanding, end of year.......................................  1,013,118      8.12--19.06
     Exercisable, end of year.......................................    225,592      8.12--17.88

     At October 31, 1994, options to purchase 386,500 shares were available for grant under the 1992 Plan.

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 7 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                         1994            1993            1992
                                                      -----------     -----------     -----------
Current:
  U.S. Federal......................................  $16,091,000     $17,929,000     $15,125,000
  Canadian..........................................    1,025,000       1,086,000         280,000
  State and local...................................    4,477,000       5,298,000       4,084,000
                                                      -----------     -----------     -----------
                                                       21,593,000      24,313,000      19,489,000
                                                      -----------     -----------     -----------
Deferred:
  U.S. Federal......................................      633,000        (173,000)       (472,000)
  Canadian..........................................      712,000        (110,000)       (155,000)
  State and local...................................       25,000        (338,000)        (92,000)
                                                      -----------     -----------     -----------
                                                        1,370,000        (621,000)       (719,000)
                                                      -----------     -----------     -----------
                                                      $22,963,000     $23,692,000     $18,770,000
                                                      ===========     ===========     ===========

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                     1994      1993      1992
                                                                     -----     -----     -----
Statutory tax rate.................................................   35.0%     34.8%     34.0%
Increase (reduction) in tax resulting from:
  State and local taxes............................................    5.4       5.5       5.6
  Foreign taxes....................................................     .2       (.4)       --
  Non-deductible items.............................................    1.5       1.2       0.8
  Other............................................................     .3      (1.0)      (.5)
                                                                     -----     -----     -----
Effective income tax rate..........................................   42.4%     40.1%     39.9%
                                                                     =====     =====     =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 1994 calculated under FAS 109 are as follows:

Current deferred tax asset included in prepaid expenses and other current assets:
     Bad debt allowance.......................................................    $ 1,375,000
                                                                                  ===========
Non-current deferred tax assets (liability):
     Deferred compensation and benefits.......................................    $ 6,805,000
     Depreciation.............................................................     (4,527,000)
     Other....................................................................        172,000
                                                                                  -----------
Total net non-current asset...................................................    $ 2,450,000
                                                                                  ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

     For 1993 and 1992, the deferred tax provisions, computed in accordance with Accounting Principles Board Opinion No. 11, represent the effects of timing differences between financial and income tax reporting. The significant components giving rise to the timing differences for 1993 and 1992 were:

                                                                         1993          1992
                                                                       ---------     ---------
Depreciation.........................................................  $ 295,000     $(252,000)
Deferred compensation................................................   (409,000)     (344,000)
Sundry...............................................................   (507,000)     (123,000)
                                                                       ---------     ---------
                                                                       $(621,000)    $(719,000)
                                                                       =========     =========

     Canadian income before income taxes, excluding any allocation of general corporate expenses, was $4,728,000 (1994), $3,519,000 (1993) and $1,031,000
(1992).

NOTE 8 -- NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable

     The Company's Canadian subsidiary has agreements with Canadian banks which provide the funds to meet short-term working capital requirements. Borrowings under the agreements bear interest at prime plus .25% and are due on demand. At the end of 1994 the amount outstanding on these agreements was $2,556,000. The weighted average interest rate for 1994 was 6.0%. The carrying value of amounts outstanding at the end of 1994 approximates fair values due to their short-term nature. There were no amounts outstanding at the end of 1993.

  Long-term debt

     The Company's senior notes, which bore interest at 8.45%, were paid during 1994.

     The Company's other long-term debt of $3,683,000 consists primarily of a capital lease obligation, a mortgage and debt related to the Canadian subsidiary bearing interest from 8.5% to 11.4%. The debt is secured by land, buildings, machinery and equipment with a net book value of $3,804,000. The lease requires aggregate payments of $4,653,000 through 2002 with annual payments of $524,000 through 1996, $581,000 in 1997 and $660,000 in 1998 and 1999. Of the aggregate payments, $1,777,000 represents executory and interest costs and $2,876,000 represents the present value of the capital lease obligation.

     Aggregate annual installments of both the notes payable and long-term debt due for the next five years are $3,061,000, $348,000, $335,000, $459,000 and
$502,000 respectively.

NOTE 9 -- DEFERRED EMPLOYEE COMPENSATION AND BENEFITS

     Deferred employee compensation and benefits consist of the following:

                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1994            1993
                                                                    -----------     -----------
Pension costs.....................................................  $ 4,854,000     $ 4,273,000
Supplemental retirement...........................................    5,603,000       5,238,000
Deferred sales compensation.......................................    3,898,000       3,875,000
                                                                    -----------     -----------
                                                                    $14,355,000     $13,386,000
                                                                    ===========     ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 10 -- OTHER REVENUE

     The components of other revenue are summarized as follows:

                                                            1994           1993           1992
                                                         ----------     ----------     ----------
Interest income........................................  $  790,000     $1,038,000     $1,333,000
Dividends..............................................     836,000      1,083,000      1,003,000
Capital gains (losses).................................   3,119,000      1,160,000       (505,000)
Other..................................................     488,000      1,053,000      1,982,000
                                                         ----------     ----------     ----------
                                                         $5,233,000     $4,334,000     $3,813,000
                                                         ==========     ==========     ==========

NOTE 11 -- LEASE COMMITMENTS

     The Company's subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2002. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     Rent expense relating to premises and equipment amounted to $7,034,000
(1994), $6,728,000 (1993) and $6,393,000 (1992). The minimum annual rental commitments under non-cancelable leases as at October 31, 1994 are summarized as follows:

                  1995.......................... $ 6,096,000
                  1996..........................   5,445,000
                  1997..........................   4,742,000
                  1998..........................   4,595,000
                  1999..........................   3,731,000
                  2000--2002....................   5,284,000
                                                 -----------
                       Total.................... $29,893,000
                                                 ===========

NOTE 12 -- SEGMENT AND GEOGRAPHIC DATA
     The Company is engaged in one line of business -- financial, corporate, legal and commercial printing. Information about the business of the Company by geographic area is presented in the table below. Sales or transfers between geographic areas and United States export sales were not material. General corporate expenses are included under the Company's domestic operations.

                                                      DOMESTIC        CANADIAN          TOTAL
                                                    ------------     -----------     ------------
1994
     Net sales....................................  $324,349,000     $56,304,000     $380,653,000
     Net income...................................    28,249,000       2,991,000       31,240,000
     Identifiable assets..........................   256,890,000      34,691,000      291,581,000
1993
     Net sales....................................  $289,902,000     $43,353,000     $333,255,000
     Net income...................................    32,776,000       2,543,000       35,319,000
     Identifiable assets..........................   251,157,000      32,467,000      283,624,000
1992
     Net sales....................................  $245,746,000     $36,455,000     $282,201,000
     Net income...................................    27,361,000         907,000       28,268,000
     Identifiable assets..........................   220,004,000      24,363,000      244,367,000

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 13 -- LEGAL PROCEEDINGS

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

NOTE 14 -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                    FIRST         SECOND         THIRD         FOURTH
              1994                 QUARTER       QUARTER        QUARTER       QUARTER       FULL YEAR
- -------------------------------- -----------   ------------   -----------   ------------   ------------
Net sales....................... $82,075,000   $119,187,000   $95,591,000   $ 83,800,000   $380,653,000
Gross margin....................  36,819,000     56,045,000    37,308,000     28,538,000    158,710,000
Income before income taxes......  11,318,000     26,242,000    10,517,000      6,126,000     54,203,000
Income taxes....................   4,659,000     11,372,000     4,495,000      2,437,000     22,963,000
Net income......................   6,659,000     14,870,000     6,022,000      3,689,000     31,240,000
                                 ===========   ============   ===========   ============   ============
Net income per share............     $.38           $.86          $.35           $.21          $1.80
                                 ===========   ============   ===========   ============   ============
Weighted average shares
  outstanding...................  17,302,712     17,356,042    17,377,017     17,378,808     17,353,645
                                 ===========   ============   ===========   ============   ============

                                    FIRST         SECOND         THIRD         FOURTH
              1993                 QUARTER       QUARTER        QUARTER       QUARTER       FULL YEAR
- -------------------------------- -----------   ------------   -----------   ------------   ------------
Net sales....................... $61,026,000   $ 89,649,000   $82,476,000   $100,104,000   $333,255,000
Gross margin....................  28,278,000     46,900,000    37,101,000     47,915,000    160,194,000
Income before income taxes......   6,585,000     18,787,000    12,681,000     20,958,000     59,011,000
Income taxes....................   2,718,000      7,192,000     5,388,000      8,394,000     23,692,000
Net income......................   3,867,000     11,595,000     7,293,000     12,564,000     35,319,000
                                 ===========   ============   ===========   ============   ============
Net income per share............     $.23           $.67          $.42           $.73          $2.05
                                 ===========   ============   ===========   ============   ============
Weighted average shares
  outstanding...................  17,160,588     17,205,163    17,274,115     17,287,523     17,231,847
                                 ===========   ============   ===========   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated February 3, 1995, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows.

                                        PRINCIPAL OCCUPATION                          OFFICER
          NAME                         DURING PAST FIVE YEARS                AGE       SINCE
- -------------------------   ---------------------------------------------    ---      -------
Richard H. Koontz........   Chairman of the Board of Directors, President     54        1973
                              and Chief Executive Officer; until 1992,
                              President and Chief Executive Officer
James P. O'Neil..........   Vice President, Finance                           50        1984
Brendan Keating..........   Vice President; until 1991, Vice President,       40        1991
                              Operations of Bowne of New York City, Inc.
                              (a subsidiary)
Allen D. Marold..........   Vice President, Human Resources and               54        1983
                              Administration
Thomas J. Vos............   Vice President, Marketing                         47        1986
John Penhollow...........   Vice President, Technical Services; until         60        1994
                              September 1994, Director of Edgar Services of
                              the Company; prior to February 1993,
                              Director of the Office of Edgar Management,
                              Securities and Exchange Commission
Douglas F. Bauer.........   Corporate Secretary and Counsel                   52        1986
Thomas P. Meola..........   Controller                                        52        1987

     There are no family relationships between any of the executive officers, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which any of such officers was selected. The executive officers are normally elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders for a one-year term or until their respective successors are duly elected and qualify.

     To the best of the Company's knowledge, none of the directors and officers of the Company failed to file on a timely basis any report on Forms 3, 4 and 5 which was required pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company's most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated February 3, 1995, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated February 3, 1995, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) Financial Statements:

                                                                               PAGE NUMBER
                                                                              IN THIS REPORT
                                                                             ----------------
            Report of Independent Auditors..................................        9
            Consolidated Balance Sheets as of October 31, 1994 and 1993.....      10-11
            Consolidated Statements of Income -- Years Ended October 31,
              1994, 1993 and 1992...........................................        12
            Consolidated Statements of Cash Flows -- Years Ended October 31,
              1994, 1993 and 1992...........................................        13
            Consolidated Statements of Stockholders' Equity -- Years Ended
              October 31, 1994, 1993 and 1992...............................        14
            Notes to Consolidated Financial Statements......................      15-22

        (2) Financial Statement Schedule -- Years Ended October 31, 1994, 1993 and 1992:

            Schedule II -- Valuation and Qualifying Accounts................       S-1

        All other schedules are omitted because they are not applicable.

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

            10.5  -- Form of Supplemental Retirement Agreement for selected key employees
                       (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended October 31, 1984) (such agreements having been entered into in the years 1979-1980)
            10.6  -- Form of Supplemental Retirement Agreement for selected key employees with change of control provisions (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended October
                       31, 1984) (such agreements having been entered into in 1984)
            10.7  -- Form of Supplemental Retirement Agreement for selected key employees, being the most current version of the agreements in Exhibits 10.5 and
                       10.6 above (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended October 31, 1986) (such agreements having been entered into since 1985 without material revisions)
            10.8  -- Retirement Plan for non-management members of the Board of Directors
                       (incorporated by reference to the description under the caption
                       "Meetings, Attendance and Fees" on page 4 of the Company's definitive
                       Proxy Statement dated January 30, 1989)
              21  -- Subsidiaries of the Company
              23  -- Consent of Independent Auditors
              27  -- Financial Data Schedule, which is submitted electronically to the
                       Securities and Exchange Commission for information only and not filed.

(B) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1994.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Dated:  January 24, 1995                       By     RICHARD H. KOONTZ
                                                  ---------------------------
                                                      RICHARD H. KOONTZ
                                                  Chairman of the Board and
                                                          President
                                                 (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                   TITLE                       DATE

             RICHARD H. KOONTZ               Chairman of the Board of            January 24, 1995
- --------------------------------------         Directors, President, Chief
           (RICHARD H. KOONTZ)                 Executive Officer and Director
                                               (Principal Executive Officer)

              JAMES P. O'NEIL                Vice President, Finance             January 24, 1995
- --------------------------------------         (Principal Financial and
            (JAMES P. O'NEIL)                  Accounting Officer)

                     *                       Director                            January 24, 1995
- --------------------------------------
            (ROBERT M. CONWAY)

                     *                       Director                            January 24, 1995
- --------------------------------------
             (JOHN R. HAIRE)

                     *                       Director                            January 24, 1995
- --------------------------------------
            (EDWARD H. MEYER)

                     *                       Director                            January 24, 1995
- --------------------------------------
          (H. MARSHALL SCHWARZ)

                     *                       Director                            January 24, 1995
- --------------------------------------
            (WENDELL M. SMITH)

                     *                       Director                            January 24, 1995
- --------------------------------------
           (THOMAS O. STANLEY)

                     *                       Director                            January 24, 1995
- --------------------------------------
         (BEVERLEY B. WADSWORTH)

                     *                       Director                            January 24, 1995
- --------------------------------------
            (RICHARD R. WEST)

*By          JAMES P. O'NEIL                Attorney-in-Fact
- --------------------------------------
            (JAMES P. O'NEIL)

                       BOWNE & CO. INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992

=================================================================================================
               COLUMN A                   COLUMN B       COLUMN C       COLUMN D       COLUMN E
- -------------------------------------------------------------------------------------------------
                                         BALANCE AT      ADDITIONS
                                          BEGINNING     CHARGED TO                    BALANCE AT
                                             OF          COSTS AND     DEDUCTIONS       END OF
             DESCRIPTION                   PERIOD        EXPENSES          (a)          PERIOD
- -------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
          1994                           $6,550,000     $2,071,000     $2,029,000     $6,592,000
                                         ===========    ==========     ==========     ==========
          1993                           $4,412,000     $3,003,000     $  865,000     $6,550,000
                                         ==========     ==========     ==========     ==========
          1992                           $4,080,000     $2,686,000     $2,354,000     $4,412,000
                                         ==========     ==========     ==========     ==========

- ---------------

(a) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX


        EXHIBIT
         NO.                              DESCRIPTION
        ------ -----------------------------------------------------------------

            21     Subsidiaries of the Company

            23     Consent of Independent Auditors

            27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.