Form 10-Q
period 1995-01-31
BOWNE & CO INC
filed 1995-03-16
CIK 13610

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

       For the quarterly period ended January 31, 1995, or

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

                         Yes  /X/                    No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,388,853 shares of common stock, par value $.01, outstanding as at March 10, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JANUARY 31,
                                                                                             1995       OCTOBER 31,
                                                                                         (UNAUDITED)        1994
                                                                                         ------------   ------------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 28,841       $ 38,464
    Trade accounts receivable, less allowance for doubtful accounts of $6,234,000 and
     $6,592,000.........................................................................     82,479         90,440
    Inventories.........................................................................     25,408         20,176
    Prepaid expenses and other current assets...........................................      6,071          8,670
                                                                                         ------------   ------------
                Total current assets....................................................    142,799        157,750
Marketable securities...................................................................     12,834         10,198
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $83,380,000 and $79,785,000...........................................................    100,405        101,522
Excess cost of subsidiaries over net assets at date of acquisition......................     14,497         14,788
Other assets............................................................................      8,285          7,323
                                                                                         ------------   ------------
                    Totals..............................................................   $278,820       $291,581
                                                                                         ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt.................................   $  3,223       $  3,061
    Accounts payable....................................................................     11,464         13,398
    Accrued liabilities.................................................................     23,602         34,794
                                                                                         ------------   ------------
                Total current liabilities...............................................     38,289         51,253
Long-term debt -- net of current portion................................................      3,097          3,178
Deferred employee compensation and benefits.............................................     14,716         14,355
                                                                                         ------------   ------------
                Total liabilities.......................................................     56,102         68,786
                                                                                         ------------   ------------
Stockholders' equity:
    Common stock, par value $.01, issued 19,033,062 shares in 1995 and 19,032,387 shares
     in 1994............................................................................        190            190
    Additional paid-in capital..........................................................     23,951         23,944
    Retained earnings...................................................................    218,464        218,001
    Unrealized gains on marketable securities...........................................        360
    Foreign currency translation adjustment.............................................     (2,128)        (1,221)
    Treasury stock, at cost, 1,653,209 shares in 1995 and 1994..........................    (18,119)       (18,119)
                                                                                         ------------   ------------
                Total stockholders' equity..............................................    222,718        222,795
                                                                                         ------------   ------------
                    Totals..............................................................   $278,820       $291,581
                                                                                         ============   ============

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                THREE MONTHS ENDED
                                                                                                   JANUARY 31,
                                                                                                   (UNAUDITED)
                                                                                              ----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1995           1994
                                                                                              -------        -------
Revenues:
    Net sales..............................................................................   $76,813        $82,075
    Other..................................................................................       964          1,698
                                                                                              -------        -------
                                                                                               77,777         83,773
                                                                                              -------        -------
Expenses:
    Cost of sales..........................................................................    47,927         45,256
    Selling and administrative.............................................................    21,509         23,247
    Depreciation and amortization..........................................................     4,478          3,599
    Interest...............................................................................       213            353
                                                                                              -------        -------
                                                                                               74,127         72,455
                                                                                              -------        -------
Income before income taxes.................................................................     3,650         11,318
                                                                                              -------        -------
Income taxes:
    State and local........................................................................       264          1,042
    Federal................................................................................     1,067          3,040
    Foreign................................................................................       292            577
                                                                                              -------        -------
                                                                                                1,623          4,659
                                                                                              -------        -------
Net income.................................................................................   $ 2,027        $ 6,659
                                                                                              =======        =======
Net income per share.......................................................................      $.12           $.38
                                                                                              =======        =======
Dividends per share........................................................................      $.09          $.075
                                                                                              =======        =======

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                 JANUARY 31, 1995
                                                                                                    (UNAUDITED)
                                                                                                 -----------------
                                                                                                  (000'S OMITTED)
Retained earnings at beginning of period.....................................................        $218,001
Net income...................................................................................           2,027
Dividends....................................................................................          (1,564)
                                                                                                     --------
Retained earnings at end of period...........................................................        $218,464
                                                                                                     ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                                 (UNAUDITED)
                                                                                          --------------------------
                                                                                               (000'S OMITTED)
                                                                                           1995                 1994
Cash flows from operating activities:
    Net income........................................................................    $ 2,027           $  6,659
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization.................................................      4,478              3,599
        Provision for deferred employee compensation..................................        385                224
        Changes in certain current assets and liabilities, net of non-cash
            transactions..............................................................     (9,740)           (18,302)
                                                                                          -------           --------
    Net cash used in operating activities.............................................     (2,850)            (7,820)
                                                                                          -------           --------

Cash flows from investing activities:
    Purchase of marketable securities and other investments...........................     (3,014)            (1,172)
    Proceeds from the sale of marketable securities and other investments.............        961              2,240
    Purchase of real estate, equipment and leasehold improvements.....................     (3,425)            (5,991)
                                                                                          -------           --------
    Net cash used in investing activities.............................................     (5,478)            (4,923)
                                                                                          -------           --------

Cash flows from financing activities:
    Proceeds from borrowings..........................................................        415              3,313
    Payment of debt...................................................................       (217)            (1,576)
    Proceeds from stock options exercised.............................................          7                237
    Payment of dividends..............................................................     (1,564)            (1,299)
                                                                                          -------           --------
    Net cash provided by (used in) financing activities...............................     (1,359)               675
                                                                                          -------           --------

Effect of exchange rate on cash.......................................................         64                 21
                                                                                          -------           --------
Decrease in cash and cash equivalents.................................................    $(9,623)          $(12,047)
                                                                                          =======           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at January 31, 1995 and for the three months ended January 31, 1995 and 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1994 was derived from the Company's audited annual report for 1994.

     NOTE 2. Inventories of $25,408,000 in 1995 include raw materials of $5,716,000 and work in process of $19,692,000. At October 31, 1994, inventories of $20,176,000 included raw materials of $4,613,000 and work in process of $15,563,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares for the three months ended January 31, 1995 and 1994 were 17,379,358 and 17,302,712, respectively.

     NOTE 4. Effective November 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1995, the fair value of marketable securities exceeded cost by $643,000. The unrealized gains, net of deferred taxes, were $360,000. In accordance with the provisions of FASB Statement No. 115, prior year information was not restated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On January 31, 1995, the Company had a working capital ratio of 3.73 to 1 and working capital of $104,510,000.

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

QUARTER ENDED JANUARY 31, 1995 COMPARED TO QUARTER ENDED JANUARY 31, 1994

     Sales decreased by $5,262,000, or 6%. The decrease was primarily attributable to lower levels of demand for transactional printing services. The decrease in demand was partially offset by increases in sales of non-transactional printing to corporate, mutual funds and specialized commercial printing clients. Such printing traditionally generates lower gross margins than transactional printing. The overall decrease in sales, combined with a 7% decrease in the gross margin percentage, contributed to a decline in gross margin of $7,933,000.

     Other revenue, consisting primarily of investment income, decreased $734,000 due to reduced amounts of realized gains from the sale of securities.

     Selling and administrative expenses decreased $1,738,000 to $21,509,000. As a percentage of sales these costs remained relatively constant due to decreases in certain expenses directly related to sales and profitability.

     Depreciation and amortization increased $879,000, or 24%, primarily as a result of the acquisition of equipment and the expansion of facilities during 1994.

     Interest expense decreased $140,000 principally due to the reduction of the Company's debt.

     The effective overall income tax rate increased from 41% to 44%. The increased rate is principally attributable to non-deductible expenses, including the amortization of goodwill, representing a larger portion of the reduced income before taxes. Also, the Company had taxable losses in jurisdictions for which carryback benefits are not available and for which future earnings are not assured. Losses not carried back will be used to offset future taxes when operations are profitable.

     As a result of the foregoing, income before income taxes was $3,650,000, a decrease of 68%, and net income decreased 70% to $2,027,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  March 15, 1995          By            RICHARD H. KOONTZ
                              -----------------------------------------------
                                             RICHARD H. KOONTZ
                                (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)

Date:  March 15, 1995          By             JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                                  (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                            FINANCIAL OFFICER)

                                EXHIBIT INDEX
                                -------------


     EXHIBIT
       NO.                    DESCRIPTION
     -------                  -----------

       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.