Form 10-Q
period 1995-04-30
BOWNE & CO INC
filed 1995-06-14
CIK 13610

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

      For the quarterly period ended April 30, 1995 or

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

                         Yes  /X/                    No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,388,891 shares of common stock, par value $.01, outstanding as at June 8, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          APRIL 30,
                                                                                             1995       OCTOBER 31,
                                                                                         (UNAUDITED)        1994
                                                                                         ------------   -----------
                                                                                               (000'S OMITTED)
                                                       ASSETS

Current assets:
    Cash and cash equivalents...........................................................   $ 22,227       $ 38,464
    Trade accounts receivable, less allowance for doubtful accounts of $7,066,000 and
     $6,592,000.........................................................................    100,465         90,440
    Inventories.........................................................................     33,566         20,176
    Prepaid expenses and other current assets...........................................      5,384          8,670
                                                                                           ---------      ---------
                Total current assets....................................................    161,642        157,750
Marketable securities...................................................................     13,859         10,198
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $87,885,000 and $79,785,000...........................................................    101,681        101,522
Excess cost of subsidiaries over net assets at date of acquisition......................     14,449         14,788
Other assets............................................................................      7,430          7,323
                                                                                           ---------      ---------
                    Totals..............................................................   $299,061       $291,581
                                                                                           =========      =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt.................................   $  4,644       $  3,061
    Accounts payable....................................................................     18,709         13,398
    Accrued liabilities.................................................................     27,814         34,794
    Income taxes payable................................................................      1,475
                                                                                           ---------      ---------
                Total current liabilities...............................................     52,642         51,253
Long-term debt -- net of current portion................................................      3,031          3,178
Deferred employee compensation and benefits.............................................     15,096         14,355
                                                                                           ---------      ---------
                Total liabilities.......................................................     70,769         68,786
                                                                                           ---------      ---------
Stockholders' equity:
    Common stock, par value $.01, issued 19,042,312 shares in 1995 and 19,032,387 shares
     in 1994............................................................................        190            190
    Additional paid-in capital..........................................................     24,058         23,944
    Retained earnings...................................................................    222,605        218,001
    Unrealized gains on marketable securities...........................................        855
    Foreign currency translation adjustment.............................................     (1,294)        (1,221)
    Treasury stock, 1,653,421 shares in 1995 and 1,653,209 shares in 1994, at cost......    (18,122)       (18,119)
                                                                                           ---------      ---------
                Total stockholders' equity..............................................    228,292        222,795
                                                                                           ---------      ---------
                    Totals..............................................................   $299,061       $291,581
                                                                                           =========      =========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                                                                                   APRIL 30,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1995            1994
                                                                                            --------        --------
Revenues:
    Net sales............................................................................   $102,460        $119,187
    Other................................................................................        581           1,545
                                                                                            --------        --------
                                                                                             103,041         120,732
                                                                                            --------        --------
Expenses:
    Cost of sales........................................................................     61,232          63,142
    Selling and administrative...........................................................     26,521          26,903
    Depreciation and amortization........................................................      4,754           4,119
    Interest.............................................................................        299             326
                                                                                            --------        --------
                                                                                              92,806          94,490
                                                                                            --------        --------
Income before income taxes...............................................................     10,235          26,242
                                                                                            --------        --------
Income taxes:
    State and local......................................................................        836           2,291
    Federal..............................................................................      3,613           8,251
    Foreign..............................................................................         80             830
                                                                                            --------        --------
                                                                                               4,529          11,372
                                                                                            --------        --------
Net income...............................................................................   $  5,706        $ 14,870
                                                                                            ========        ========
Net income per share.....................................................................       $.33            $.86
                                                                                            ========        ========
Dividends per share......................................................................       $.09           $.075
                                                                                            ========        ========

                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                    APRIL 30,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1995           1994
                                                                                             --------       --------
Revenues:
    Net sales.............................................................................   $179,273       $201,262
    Other.................................................................................      1,545          3,243
                                                                                             --------       --------
                                                                                              180,818        204,505
                                                                                             --------       --------
Expenses:
    Cost of sales.........................................................................    109,159        108,398
    Selling and administrative............................................................     48,030         50,150
    Depreciation and amortization.........................................................      9,232          7,718
    Interest..............................................................................        512            679
                                                                                             --------       --------
                                                                                              166,933        166,945
                                                                                             --------       --------
Income before income taxes................................................................     13,885         37,560
                                                                                             --------       --------
Income taxes:
    State and local.......................................................................      1,100          3,333
    Federal...............................................................................      5,098         11,291
    Foreign...............................................................................        (46)         1,407
                                                                                             --------       --------
                                                                                                6,152         16,031
                                                                                             --------       --------
Net income................................................................................   $  7,733       $ 21,529
                                                                                             ========       ========
Net income per share......................................................................       $.44          $1.24
                                                                                             ========       ========
Dividends per share.......................................................................       $.18           $.15
                                                                                             ========       ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                  SIX MONTHS ENDED
                                                                                                   APRIL 30, 1995
                                                                                                     (UNAUDITED)
                                                                                                  -----------------
                                                                                                   (000'S OMITTED)
Retained earnings at beginning of period......................................................        $ 218,001
Net income....................................................................................            7,733
Dividends.....................................................................................           (3,129)
                                                                                                       --------
Retained earnings at end of period............................................................        $ 222,605
                                                                                                      ==========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1995               1994
                                                                                         --------           --------
Cash flows from operating activities:
    Net income.......................................................................    $  7,733           $ 21,529
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization................................................       9,232              7,718
        Provision for deferred employee compensation.................................         765                702
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (21,761)           (36,823)
                                                                                         --------           --------
    Net cash used in operating activities............................................      (4,031)            (6,874)
                                                                                         --------           --------

Cash flows from investing activities:
    Purchase of securities and other investments.....................................      (4,510)            (1,852)
    Proceeds from the sale of securities and other investments.......................       2,395             10,439
    Purchase of real estate, equipment and leasehold improvements....................      (8,434)           (13,626)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (10,549)            (5,039)
                                                                                         --------           --------

Cash flows from financing activities:
    Payment of debt..................................................................        (315)            (9,409)
    Proceeds from borrowings.........................................................       1,724              2,612
    Proceeds from stock options exercised............................................         114              1,003
    Payment of dividends.............................................................      (3,129)            (2,600)
    Purchase of treasury stock.......................................................          (3)               (65)
                                                                                         --------           --------
    Net cash used in financing activities............................................      (1,609)            (8,459)
                                                                                         --------           --------

Effect of exchange rate on cash......................................................         (48)                38
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $(16,237)          $(20,334)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at April 30, 1995 and for the three and six months ended April 30, 1995 and 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1994 was derived from the Company's audited annual report for 1994.

     NOTE 2. Inventories of $33,566,000 in 1995 include raw materials of $5,404,000 and work in process of $28,162,000. At October 31, 1994, inventories of $20,176,000 included raw materials of $4,613,000 and work in process of $15,563,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,387,012 (three months) and 17,383,185 (six months) in 1995, and 17,356,042 (three months) and 17,329,377 (six months) in 1994.

     NOTE 4. Effective November 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1995, the fair value of marketable securities exceeded cost by $1,527,000. The unrealized gains, net of deferred taxes, were $855,000. In accordance with the provisions of FASB Statement No. 115, prior year information was not restated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On April 30, 1995, the Company had a working capital ratio of 3.07 to 1 and working capital of $109,000,000.

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

     The general necessity for rapid document processing after delivery of copy by its customers requires that the Company maintain physical plant and customer service staff sufficient to meet maximum work loads. Consequently, the Company does not always operate at full capacity. The costs of labor, facilities and equipment constitute a major portion of the cost of goods sold. These costs do not normally increase or decrease proportionally with changes in sales.

QUARTER ENDED APRIL 30, 1995 COMPARED TO QUARTER ENDED APRIL 30, 1994

     Sales decreased $16,727,000, or 14%. The decrease was primarily attributable to lower levels of major financial transactions in the capital markets which reduced demand for transactional printing services. The decline was partially offset by increased sales of non-transactional printing to corporate, mutual fund and specialized commercial printing clients. Such printing traditionally generates lower gross margins than transactional printing. The overall decrease in sales, combined with a 7% decrease in the gross margin percentage, contributed to a decline in gross margin of $14,817,000.

     Other revenue, which consists primarily of investment income, declined $964,000. The decline is the result of lower levels of investment assets in the current year and higher levels of capital gains realized in 1994.

     Selling and administrative expenses remained relatively unchanged as decreases attributable to reduced levels of sales and profitability were offset by general increases in the cost of labor and facilities.

     Depreciation and amortization increased $635,000, or 15%, primarily due to expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively constant.

     The effective overall tax rate increased from 43% to 44%, primarily as a result of changes in the deductibility of certain expenses for tax purposes.

     As a result of the foregoing, income before income taxes was $10,235,000, a decrease of 61%, and net income declined 62% to 5,706,000.

SIX MONTHS ENDED APRIL 30, 1995 COMPARED TO SIX MONTHS ENDED APRIL 30, 1994

     Sales declined 11%, or $21,989,000, as a result of lower levels of demand for transactional financial printing services which was partially offset by increased sales of lower margin services. The overall decline in sales, combined with a 7% decline in the gross margin percentage, contributed to a decline in gross margin of $22,750,000.

     Other revenue, consisting primarily of investment income, decreased $1,698,000 due to lower levels of realized capital gains from the sale of securities.

     Selling and administrative expenses decreased $2,120,000 to $48,030,000. Decreases in expenses related to sales and profitability were partially offset by general cost increases.

     Depreciation and amortization increased $1,514,000, or 20%, primarily due to expansion of facilities and the acquisition of equipment.

     Interest expense decreased $167,000 due to the payment of senior notes early in 1994.

     The increase, from 43% to 44%, in the effective overall income tax rate is attributable to the change in the deductibility of certain expenses.

     As a result of the foregoing, income before income taxes was $13,885,000, a decrease of 63%, and net income decreased 64% to $7,733,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  June 12, 1995                        RICHARD H. KOONTZ
                             -----------------------------------------------
                                            RICHARD H. KOONTZ
                               (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)

Date:  June 12, 1995                         JAMES P. O'NEIL
                             -----------------------------------------------
                                             JAMES P. O'NEIL
                                 (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                           FINANCIAL OFFICER)

                                EXHIBIT INDEX
                                -------------


     EXHIBIT
       NO.                    DESCRIPTION
     -------                  -----------

       27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.