Form 10-Q
period 1995-07-31
BOWNE & CO INC
filed 1995-09-14
CIK 13610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the quarterly period ended July 31, 1995

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

                         Yes  /X/                    No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,390,666 shares of common stock, par value $.01, outstanding as at September 8, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JULY 31,
                                                                                           1995       OCTOBER 31,
                                                                                        (UNAUDITED)       1994
                                                                                        -----------   -----------
                                                                                             (000'S OMITTED)
                                                      ASSETS

Current assets:
    Cash and cash equivalents..........................................................   $ 31,850      $ 38,464
    Trade accounts receivable, less allowance for doubtful accounts of $7,430,000 and
     $6,592,000........................................................................    102,452        90,440
    Inventories........................................................................     28,344        20,176
    Prepaid expenses and sundry receivables............................................      5,701         8,670
                                                                                          --------      --------
                Total current assets...................................................    168,347       157,750
Marketable securities..................................................................     15,164        10,198
Real estate, equipment and leasehold improvements, less depreciation and amortization
  of $91,676,000 and $79,785,000.......................................................    101,142       101,522
Excess cost of subsidiaries over net assets at date of acquisition.....................     14,300        14,788
Other assets...........................................................................      7,395         7,323
                                                                                          --------      --------
                    Totals.............................................................   $306,348      $291,581
                                                                                          ========      ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable and current portion of long-term debt................................   $  2,974      $  3,061
    Accounts payable...................................................................     11,607        13,398
    Accrued liabilities................................................................     33,648        34,794
    Income taxes payable...............................................................      5,290
                                                                                          --------      --------
                Total current liabilities..............................................     53,519        51,253
Long-term debt -- net of current portion...............................................      2,834         3,178
Deferred employee compensation and benefits............................................     15,977        14,355
                                                                                          --------      --------
                Total liabilities......................................................     72,330        68,786
                                                                                          --------      --------
Stockholders' equity:
    Common stock, par value $.01, issued 19,043,837 shares in 1995 and 19,032,387
     shares in 1994....................................................................        190           190
    Additional paid-in capital.........................................................     24,077        23,944
    Retained earnings..................................................................    228,022       218,001
    Unrealized gains on marketable securities..........................................      1,271
    Foreign currency translation adjustment............................................     (1,420)       (1,221)
    Treasury stock, 1,653,421 shares in 1995 and 1,653,209 shares in 1994, at cost.....    (18,122)      (18,119)
                                                                                          --------      --------
                Total stockholders' equity.............................................    234,018       222,795
                                                                                          --------      --------
                    Totals.............................................................   $306,348      $291,581
                                                                                          ========      ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                      ENDED
                                                                                                    JULY 31,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1995           1994
                                                                                             --------        -------
Revenues:
    Net sales.............................................................................   $103,110        $95,591
    Other.................................................................................      1,032            460
                                                                                             --------        -------
                                                                                              104,142         96,051
                                                                                             --------        -------
Expenses:
    Cost of sales.........................................................................     61,348         58,283
    Selling and administrative............................................................     26,276         23,178
    Depreciation and amortization.........................................................      4,293          3,847
    Interest..............................................................................        194            226
                                                                                             --------        -------
                                                                                               92,111         85,534
                                                                                             --------        -------
Income before income taxes................................................................     12,031         10,517
                                                                                             --------        -------
Income taxes:
    State and local.......................................................................        872          1,146
    Federal...............................................................................      4,064          3,312
    Foreign...............................................................................        113             37
                                                                                             --------        -------
                                                                                                5,049          4,495
                                                                                             --------        -------
Net income................................................................................   $  6,982        $ 6,022
                                                                                             ========        =======
Net income per share......................................................................       $.40           $.35
                                                                                             ========        =======
Dividends per share.......................................................................       $.09          $.075
                                                                                             ========        =======

                                                                                                   NINE MONTHS
                                                                                                      ENDED
                                                                                                    JULY 31,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1995           1994
                                                                                             --------       --------
Revenues:
    Net sales.............................................................................   $282,383       $296,853
    Other.................................................................................      2,577          3,703
                                                                                             --------       --------
                                                                                              284,960        300,556
                                                                                             --------       --------
Expenses:
    Cost of sales.........................................................................    170,507        166,681
    Selling and administrative............................................................     74,306         73,328
    Depreciation and amortization.........................................................     13,525         11,565
    Interest..............................................................................        706            905
                                                                                             --------       --------
                                                                                              259,044        252,479
                                                                                             --------       --------
Income before income taxes................................................................     25,916         48,077
                                                                                             --------       --------
Income taxes:
    State and local.......................................................................      1,972          4,479
    Federal...............................................................................      9,162         14,603
    Foreign...............................................................................         67          1,444
                                                                                             --------       --------
                                                                                               11,201         20,526
                                                                                             --------       --------
Net income................................................................................   $ 14,715       $ 27,551
                                                                                             ========       ========
Net income per share......................................................................       $.85          $1.59
                                                                                             ========       ========
Dividends per share.......................................................................       $.27          $.225
                                                                                             ========       ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                           NINE MONTHS ENDED
                                                                                             JULY 31, 1995
                                                                                              (UNAUDITED)
                                                                                           -----------------
                                                                                            (000'S OMITTED)
Retained earnings at beginning of period...............................................         $218,001
Net income.............................................................................           14,715
Dividends..............................................................................           (4,694)
                                                                                                --------
Retained earnings at end of period.....................................................         $228,022
                                                                                                ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1995               1994
Cash flows from operating activities:                                                      ----               ----
    Net income.......................................................................    $ 14,715           $ 27,551
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization................................................      13,525             11,565
        Provision for deferred employee compensation.................................       1,147              1,338
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (16,313)           (21,001)
                                                                                         --------           --------
    Net cash provided by operating activities........................................      13,074             19,453
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of securities or other investments......................................      (6,828)            (2,455)
    Proceeds from the sale of securities and other investments.......................       4,176             10,768
    Purchase of real estate, equipment and leasehold improvements....................     (12,058)           (20,265)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (14,710)           (11,952)
                                                                                         --------           --------
Cash flows from financing activities:
    Payment of debt..................................................................        (406)            (7,246)
    Proceeds from stock options exercised............................................         133              1,031
    Payment of dividends.............................................................      (4,694)            (3,904)
    Purchase of treasury stock.......................................................          (3)               (65)
                                                                                         --------           --------
    Net cash used in financing activities............................................      (4,970)           (10,184)
                                                                                         --------           --------
Effect of exchange rate on cash......................................................          (8)                51
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $ (6,614)          $ (2,632)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at July 31, 1995 and for the three and nine months ended July 31, 1995 and 1994 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1994 was derived from the Company's audited annual report for 1994.

     NOTE 2. Inventories of $28,344,000 in 1995 include raw materials of $5,335,000 and work in process of $23,009,000. At October 31, 1994, inventories of $20,176,000 included raw materials of $4,613,000 and work in process of $15,563,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,389,569 (three months) and 17,385,313 (nine months) in 1995, and 17,377,017 (three months) and 17,345,257 (nine months) in 1994.

     NOTE 4. Effective November 1, 1994, the Company adopted FASB Statement No. 115 ("Accounting for Certain Investments in Debt and Equity Securities"). The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1995, the fair value of marketable securities exceeded cost by $2,230,000. The unrealized gains, net of deferred taxes, were $1,271,000. In accordance with the provisions of FASB Statement No. 115, prior year information was not restated.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On July 31, 1995, the Company had a working capital ratio of 3.15 to 1 and working capital of $114,828,000.

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

QUARTER ENDED JULY 31, 1995 COMPARED TO QUARTER ENDED JULY 31, 1994

     Sales increased by $7,519,000, or 8%. The increase was primarily attributable to higher levels of demand for transactional printing services. Such printing traditionally generates higher gross margins. The overall increase in sales, combined with a 2% rise in the gross margin percentage, contributed to a $4,454,000 increase in gross margin.

     Other revenue increased $572,000 due to higher levels of miscellaneous revenue.

     Selling and administrative expenses increased $3,098,000 to $26,276,000. This increase was due in part to the variable costs associated with sales and general increases in the cost of labor and facilities.

     Depreciation and amortization increased $446,000, or 12%, primarily due to the refurbishment and expansion of facilities as well as the acquisition of equipment.

     Interest expense remained relatively constant.

     The effective overall income tax rate decreased slightly from 43% to 42% due to an increase in the proportion of earnings in jurisdictions with lower tax rates.

     As a result of the foregoing, income before income taxes was $12,031,000, an increase of 14%, and net income increased 16% to $6,982,000.

     NINE MONTHS ENDED JULY 31, 1995 COMPARED TO NINE MONTHS ENDED JULY 31, 1994

     Sales declined 5%, or $14,470,000, as a result of the lower levels of demand for transactional financial printing services which was partially offset by increased sales of lower margin services. The overall decline in sales, combined with a 4% decline in the gross margin percentage, contributed to a decrease in gross margin of $18,296,000.

     Other revenue, consisting primarily of investment income, decreased $1,126,000 due to lower levels of realized capital gains from the sale of securities during the current year.

     Selling and administrative expenses increased $978,000 to $74,306,000 due to general increases in the cost of labor and facilities, which were partially offset by decreases in expenses related to sales and profitability.

     Depreciation and amortization increased $1,960,000, or 17%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense decreased $199,000 due to the payment of senior notes in 1994.

     The effective overall income tax rate remained at 43%.

     As a result of the foregoing, income before income taxes was $25,916,000, a decrease of 46%, and net income decreased 47% to $14,715,000.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     Litigation between the Company and Ambase Corporation, described in the notes to the Company's 1994 Annual Report, has been resolved without any adverse effect on the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  September 12, 1995                    RICHARD H. KOONTZ
                              -----------------------------------------------
                                             RICHARD H. KOONTZ
                                (PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER)

Date:  September 12, 1995                     JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                                  (VICE PRESIDENT, FINANCE AND PRINCIPAL
                                            FINANCIAL OFFICER)

                                 EXHIBIT INDEX

Exhibit No.                      Description                    Page No.
----------                       -----------                    -------
EX-27                            Financial Data Schedule