Form 10-K405
period 1995-10-31
BOWNE & CO INC
filed 1996-01-26
CIK 13610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               ------------------
                                   FORM 10-K
                               ------------------

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended October 31, 1995, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

    For the transition period from                   to
                                   -----------------    -----------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on January 22, 1996, was $304,641,000. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 17,357,209 shares of Common Stock outstanding as at January 22, 1996.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Notice of Annual Meeting of Stockholders and Proxy Statement
        anticipated to be dated February 8, 1996....................  Part III, Items 10-12
                                                                      Part IV, Item 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was incorporated in the State of New York in 1968. The Registrant and its subsidiaries are hereinafter collectively referred to as the Company, unless otherwise noted. The Company, through its subsidiaries, is engaged in providing the timely and accurate preparation and distribution of documentation related to corporate and governmental financing, information management and compliance documentation services throughout the United States and Canada and also in London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City, with affiliates worldwide.

     The percentage of the Company's consolidated total sales attributable to each class of service offered by the Company for the last five years is set forth below.

                 CLASS OF SERVICE                   1995      1994      1993      1992      1991
--------------------------------------------------  ----      ----      ----      ----      ----
Financial and corporate printing..................   81%       82%       87%       84%       85%
Commercial and legal printing.....................   19        18        13        16        15
                                                    ----      ----      ----      ----      ----
                                                    100%      100%      100%      100%      100%
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

     Although substantial investment in equipment and facilities is required, the Company's business is principally service-oriented. Financial and corporate printing services rendered by the Company normally begin with the receipt of customer copy, which may arrive as hard copy, on a diskette, magnetic tape or through electronic transfer, and typically involve the rapid computer typesetting and printing of documents and may also involve electronic dissemination. Final copy for these documents is a composite resulting from drafting and editing by parties interested in each transaction, including corporate executives, investment bankers, attorneys and accountants. Prior to approval of final copy, numerous proofs are usually required to be supplied by the Company. When the parties have all agreed upon the contents of the document, last minute changes are made, final proofs are approved, and the job goes to press for printing. Thereafter, the document is bound into book form and delivered by various means including electronic distribution, to parties in diverse locations. Speed and accuracy are required at all stages, and frequently final alterations are made when pages of a document are on press. While the time pressures in connection with commercial and legal printing are not as great as in financial and corporate printing, the basic process and techniques employed are the same.

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

     The Company's operations are conducted principally in the United States and Canada. The Company also operates service centers in London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City to support its customers' multi-national transactions. Total sales, net income and identifiable assets attributable to the United States and Canada for fiscal 1995, 1994 and 1993 are shown in Note 12 of the Notes to Consolidated Financial Statements on page 21. Sales, income and assets attributable to the Company's operations outside the United States and Canada are not material.

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

     The Company competes directly with a number of other financial and corporate printers having the same degree of specialization in these fields. Some of these competitors have multiple locations, and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available upon which to determine its share of the total financial and corporate printing market, the Company believes that it is the largest in these fields in terms of sales volume. Competition based upon speed, accuracy of service and location of facilities is particularly intense among financial and corporate printers. In addition, the Company has experienced intense competition for sales personnel and, to a lesser degree, production personnel relating to its financial and corporate printing services.

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

MARKETING

     The Company employs approximately 200 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations and provide advice and assistance to customers. The Company regularly advertises in financial newspapers and journals. Sales promotion is also carried on by mail and presentation of seminars.

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

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. The Company has no backlog, within the common meaning of that term, which is normal throughout the industry. During the fiscal year ended October 31, 1995, no customer accounted for 10% or more of the Company's sales.

EMPLOYEES

     At October 31, 1995, the Company had approximately 2,800 employees. Relations with the Company's employees generally are considered to be satisfactory. Approximately 11% of the Company's production employees are members of various unions, which represent different categories of workers. The subsidiaries of the Company which have union employees in their plants enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

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

FOREIGN SALES

     The Company's foreign operations are located in Canada, London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City. In addition, the Company has affiliations with certain printing firms abroad, but its sales and revenues derived from services rendered in foreign countries other than Canada were less than 5% of the Company's total sales in each of the past three fiscal years. See Note 12 of the Notes to Consolidated Financial Statements on page 21.

RENEGOTIATION

     No significant portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

ITEM 2. PROPERTIES

     Information regarding the material facilities of the Company, as of October 31, 1995, seven of which are leased and ten of which are owned in fee, is set forth below.

                                 YEAR
                                 LEASE                                                 SQUARE
        LOCATION                EXPIRES                     DESCRIPTION                FOOTAGE
        --------                -------                     -----------                -------
345 Hudson Street                2006           Typesetting, printing plant and        147,000
  New York, NY                                    general office space.

60 Gervais Drive                 1997           Typesetting, printing plant and         57,000
  Don Mills (Toronto),                            general office space.
  Ontario, Canada

1570 Northside Drive             2002           Typesetting, printing plant and         44,000
  Atlanta, GA                                     general office space.

610 West Congress                1999           Typesetting, printing plant and         25,000
  Detroit, MI                                     general office space.

1201 West Pender Street          1998           Typesetting, printing plant and         15,500
  Vancouver, British                              general office space.
  Columbia, Canada

633 West Fifth Street            2000           Typesetting and general                 15,000
  Los Angeles, CA                                 office space.

1341 G Street N.W.               1999           Typesetting and general                 11,000
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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE". The following is the range of high and low sales prices and dividends paid per share for fiscal 1995 and 1994 by quarters.

                                                             RANGE OF SALES
                                                                 PRICES
                                                          --------------------     DIVIDENDS
                                                          HIGH            LOW      PER SHARE
                                                          -----           ----     ---------
1995
     Fourth quarter...................................... $20 5/8         $17 5/8    $.09
     Third quarter.......................................  19              15 5/8     .09
     Second quarter......................................  18 1/4          15 1/2     .09
     First quarter.......................................  18 1/8          15 3/8     .09
                                                          -------         -------  -------
          Fiscal year.................................... $20 5/8         $15 3/8    $.36
                                                          -------         -------  -------
1994
     Fourth quarter...................................... $22 7/8         $15 3/4    $.090
     Third quarter.......................................  23 5/8          19 5/8     .075
     Second quarter......................................  28 1/2          20 5/8     .075
     First quarter.......................................  22 7/8          17 1/2     .075
                                                          -------         -------  -------
          Fiscal year.................................... $28 1/2         $15 3/4    $.315
                                                          -------         -------  -------

     As of October 31, 1995, there were approximately 1,450 stockholders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                                 1995           1994           1993           1992           1991
                             ------------   ------------   ------------   ------------   ------------
Operating Data
  Revenues:

     Net sales.............. $392,713,000   $380,653,000   $333,255,000   $282,201,000   $236,317,000

     Other..................    3,706,000      5,233,000      4,334,000      3,813,000      3,750,000
                             ------------   ------------   ------------   ------------   ------------
                              396,419,000    385,886,000    337,589,000    286,014,000    240,067,000
                             ------------   ------------   ------------   ------------   ------------
  Expenses:

     Cost of sales..........  233,493,000    221,943,000    173,061,000    145,729,000    127,231,000

     Selling and
       administrative.......  102,439,000     93,452,000     90,322,000     77,888,000     70,504,000

     Depreciation and
       amortization.........   17,852,000     15,158,000     12,859,000     12,478,000     13,693,000

     Interest...............      884,000      1,130,000      2,336,000      2,881,000      3,548,000
                             ------------   ------------   ------------   ------------   ------------
                              354,668,000    331,683,000    278,578,000    238,976,000    214,976,000
                             ------------   ------------   ------------   ------------   ------------

     Income before income
       taxes................   41,751,000     54,203,000     59,011,000     47,038,000     25,091,000

     Income taxes...........   18,465,000     22,963,000     23,692,000     18,770,000     10,766,000
                             ------------   ------------   ------------   ------------   ------------
     NET INCOME............. $ 23,286,000   $ 31,240,000   $ 35,319,000   $ 28,268,000   $ 14,325,000
                             ============   ============   ============   ============   ============

Balance Sheet Data

  Current assets............ $184,334,000   $157,750,000   $152,504,000   $131,313,000   $113,176,000

  Current liabilities.......   67,300,000     51,253,000     64,719,000     42,723,000     38,729,000

  Working capital...........  117,034,000    106,497,000     87,785,000     88,590,000     74,447,000

  Working capital ratio.....    2.74 to 1      3.08 to 1      2.36 to 1      3.07 to 1      2.92 to 1

  Net plant and equipment...  105,130,000    101,522,000     88,840,000     74,480,000     68,968,000

  Total assets..............  325,670,000    291,581,000    283,624,000    244,367,000    225,666,000

  Long-term indebtedness....    2,830,000      3,178,000      8,836,000     22,346,000     30,807,000

  Stockholders' equity......  241,509,000    222,795,000    196,683,000    166,503,000    144,448,000

Per Share

  Net income................       $ 1.34        $  1.80         $ 2.05          $1.65          $ .84

  Book value................        13.87          12.82          11.37           9.71           8.46

  Dividends.................          .36            .315           .30            .26            .25


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On October 31, 1995, the Company had a working capital ratio of 2.74 to 1 and working capital of $117,034,000.

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

1995 COMPARED WITH 1994

     Sales increased 3% to $392,713,000. The increase was primarily attributable to the continued increase in sales of non-transactional printing to corporate, mutual funds and specialized commercial printing clients. The margins attributable to non-transactional sales are normally lower than transactional sales. Consequently, gross margin percentage decreased 1% to 41% and gross margin, despite higher sales, was up slightly.

     Other revenue decreased 29% to $3,706,000 principally as a result of lower capital gains from the sale of securities.

     Selling and administrative expenses increased $8,987,000 to $102,439,000 due to general increases in the cost of labor and facilities, continued expansion of domestic and overseas operations and the expense related to the unexpected retirement of the former President.

     Depreciation and amortization increased $2,694,000, or 18%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense decreased $246,000 due to the payment of senior notes in 1994.

     The effective overall income tax rate increased from 42% to 44% primarily as a result of a change in the deductibility of certain expenses for tax purposes.

     As a result of the foregoing, income before income taxes was $41,751,000, a decrease of 23%, and net income decreased 25% to $23,286,000.

1994 COMPARED WITH 1993

     Sales increased 14% to $380,653,000. The increase was primarily attributable to increased sales of non-transactional printing to corporate, mutual funds and specialized commercial printing clients. Such non-transactional printing traditionally generates lower gross margins than transactional printing. Although intensive for the first six months, demand for transactional printing declined in the second half of 1994 and represented a lower proportion of total sales this year. In addition, the Company also experienced increases in production costs during 1994 as a result of the expansion of facilities and increases in the work force, as well as general cost increases. Consequently, the gross margin percentage decreased from 48% to 42% and the gross margin decreased 1%, or $1,484,000.

     Other revenues increased $899,000 to $5,233,000 principally as a result of capital gains related to the sale of securities.

     Selling and administrative expenses increased $3,130,000, or 3%, to $93,452,000 principally as a result of increases in sales compensation and other expenses related to increases in sales, as well as general increases in the costs of facilities and labor.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bowne & Co., Inc.

     We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and Subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowne & Co., Inc. and Subsidiaries at October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, as of November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                          ERNST & YOUNG LLP

New York, New York
December 11, 1995

                       BOWNE & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

ASSETS

                                                                             1995               1994
                                                                         ------------       ------------
Current assets:
     Cash and cash equivalents........................................   $ 36,590,000       $ 38,464,000
     Trade accounts receivable, less allowance for doubtful accounts
      of $6,269,000 (1995) and $6,592,000 (1994)......................    114,532,000         90,440,000
     Inventories......................................................     27,028,000         20,176,000
     Prepaid expenses and other current assets........................      6,184,000          8,670,000
                                                                         ------------       ------------
                    Total current assets..............................    184,334,000        157,750,000
                                                                         ------------       ------------
Marketable securities.................................................     16,015,000         10,198,000
                                                                         ------------       ------------
Real estate, equipment and leasehold improvements:
     Land and buildings...............................................     57,718,000         55,775,000
     Machinery and plant equipment....................................    104,182,000         94,111,000
     Leasehold improvements...........................................     17,644,000         13,908,000
     Furniture, fixtures and vehicles.................................     20,582,000         17,513,000
                                                                         ------------       ------------
                                                                          200,126,000        181,307,000
     Less depreciation and amortization to date.......................     94,996,000         79,785,000
                                                                         ------------       ------------
                                                                          105,130,000        101,522,000
                                                                         ------------       ------------
Other assets:
     Excess of cost of subsidiaries over net assets at date of
      acquisition.....................................................     14,223,000         14,788,000
     Deferred income taxes............................................      1,713,000          2,450,000
     Other............................................................      4,255,000          4,873,000
                                                                         ------------       ------------
                                                                           20,191,000         22,111,000
                                                                         ------------       ------------
TOTALS................................................................   $325,670,000       $291,581,000
                                                                         ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1995 AND 1994

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               1995             1994
                                                                           ------------     ------------
Current liabilities:
  Notes payable and current portion of long-term debt..................    $  3,075,000     $  3,061,000
  Accounts payable.....................................................      16,961,000       13,398,000
  Employees' compensation..............................................      30,891,000       24,950,000
  Accrued expenses.....................................................      12,650,000        9,844,000
  Income taxes payable.................................................       3,723,000
                                                                           ------------     ------------
          Total current liabilities....................................      67,300,000       51,253,000
                                                                           ------------     ------------
Other liabilities:
  Long-term debt -- net of current portion.............................       2,830,000        3,178,000
  Deferred employee compensation and benefits..........................      14,031,000       14,355,000
                                                                           ------------     ------------
          Total liabilities............................................      84,161,000       68,786,000
                                                                           ------------     ------------
Stockholders' equity:
  Preferred stock:
     Authorized 1,000,000 shares, par value $.01
     Issuable in series -- none issued
  Common stock:
     Authorized 60,000,000 shares, par value $.01
     Issued 19,067,429 shares (1995) and 19,032,387 shares (1994)......         191,000          190,000
  Additional paid-in capital...........................................      24,270,000       23,944,000
  Retained earnings....................................................     235,027,000      218,001,000
  Unrealized gains on investments......................................       1,307,000
  Foreign currency translation adjustment..............................      (1,093,000)      (1,221,000)
  Treasury stock, at cost, 1,657,196 shares (1995)
     and 1,653,209 shares (1994).......................................     (18,193,000)     (18,119,000)
                                                                           ------------     ------------
          Total stockholders' equity...................................     241,509,000      222,795,000
                                                                           ------------     ------------
TOTALS.................................................................    $325,670,000     $291,581,000
                                                                           ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                   1995               1994               1993
                                               ------------       ------------       ------------
Revenues:
  Net sales................................    $392,713,000       $380,653,000       $333,255,000
  Other....................................       3,706,000          5,233,000          4,334,000
                                               ------------       ------------       ------------
          Totals...........................     396,419,000        385,886,000        337,589,000
                                               ------------       ------------       ------------
Expenses:
  Cost of sales............................     233,493,000        221,943,000        173,061,000
  Selling and administrative...............     102,439,000         93,452,000         90,322,000
  Depreciation and amortization............      17,852,000         15,158,000         12,859,000
  Interest.................................         884,000          1,130,000          2,336,000
                                               ------------       ------------       ------------
          Totals...........................     354,668,000        331,683,000        278,578,000
                                               ------------       ------------       ------------
Income before income taxes.................      41,751,000         54,203,000         59,011,000
Income taxes...............................      18,465,000         22,963,000         23,692,000
                                               ------------       ------------       ------------
NET INCOME.................................    $ 23,286,000       $ 31,240,000       $ 35,319,000
                                               ============       ============       ============
NET INCOME PER SHARE.......................        $1.34              $1.80              $2.05
                                                   =====              =====              =====

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                    1995              1994              1993
                                                ------------      ------------      ------------
Cash flows from operating activities:
Net income...................................   $ 23,286,000      $ 31,240,000      $ 35,319,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............     17,852,000        15,158,000        12,859,000
  Provision for doubtful accounts............      2,771,000         2,071,000         3,003,000
  Gain on sale of securities and other
     investments.............................       (158,000)       (3,228,000)         (788,000)
  Provision for deferred employee
     compensation............................      1,242,000         1,328,000           591,000
  Deferred income taxes......................        607,000         1,370,000          (621,000)
  Other......................................       (296,000)       (1,050,000)       (1,064,000)
  Increase (decrease) from changes in:
     Accounts receivable.....................    (26,766,000)           (3,000)      (39,669,000)
     Inventories.............................     (6,832,000)        1,513,000        (6,151,000)
     Prepaid expenses and other current
       assets................................      1,745,000        (2,894,000)       (1,088,000)
     Trade payables..........................      3,599,000          (646,000)        6,933,000
     Employees' compensation.................      4,375,000        (3,570,000)        4,813,000
     Accrued expenses and taxes..............      6,303,000        (6,940,000)        6,393,000
                                                ------------      ------------      ------------
Net cash provided by operating activities....     27,728,000        34,349,000        20,530,000
                                                ------------      ------------      ------------
Cash flows from investing activities:
  Purchase of marketable securities and other
     investments.............................     (7,840,000)       (2,972,000)      (13,203,000)
  Proceeds from sale of marketable securities
     and other investments...................      4,569,000        13,617,000        13,907,000
  Purchase of real estate, equipment and
     leasehold improvements..................    (19,954,000)      (27,197,000)      (22,616,000)
                                                ------------      ------------      ------------
Net cash used in investing activities........    (23,225,000)      (16,552,000)      (21,912,000)
                                                ------------      ------------      ------------
Cash flows from financing activities:
  Payment of debt............................       (351,000)       (7,958,000)      (13,871,000)
  Proceeds from stock options exercised......        327,000         1,042,000         1,607,000
  Payment of dividends.......................     (6,260,000)       (5,468,000)       (5,169,000)
  Purchase of treasury stock.................        (74,000)          (65,000)         (381,000)
                                                ------------      ------------      ------------
Net cash used in financing activities........     (6,358,000)      (12,449,000)      (17,814,000)
                                                ------------      ------------      ------------
Effect of exchange rate changes on cash......        (19,000)           49,000           207,000
                                                ------------      ------------      ------------
Net increase (decrease) in cash and cash
  equivalents................................     (1,874,000)        5,397,000       (18,989,000)
Cash and cash equivalents -- beginning of
  the year...................................     38,464,000        33,067,000        52,056,000
                                                ------------      ------------      ------------
CASH AND CASH EQUIVALENTS -- END OF THE
  YEAR.......................................   $ 36,590,000      $ 38,464,000      $ 33,067,000
                                                ============      ============      ============
Supplemental cash flow disclosure:
  Income taxes paid..........................   $ 11,489,000      $ 28,961,000      $ 20,464,000
                                                ------------      ------------      ------------
  Interest paid..............................   $    871,000      $  1,267,000      $  2,400,000
                                                ============      ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                                       FOREIGN
                                          ADDITIONAL                   UNREALIZED     CURRENCY
                                COMMON      PAID-IN       RETAINED      GAINS ON     TRANSLATION     TREASURY
                                STOCK       CAPITAL       EARNINGS     INVESTMENTS   ADJUSTMENT       STOCK          TOTAL
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance November 1, 1992.....  $188,000   $21,297,000   $162,079,000                 $   612,000   $(17,673,000)  $166,503,000
  Net income.................                             35,319,000                                                35,319,000
  Foreign currency
    translation adjustment...                                                         (1,196,000)                   (1,196,000)
  Cash dividends ($.30 per
    share)...................                             (5,169,000)                                               (5,169,000)
  Acquisition of treasury
    stock....................                                                                          (381,000)      (381,000)
  Exercise of stock
    options..................     1,000     1,606,000                                                                1,607,000
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance October 31, 1993.....   189,000    22,903,000    192,229,000                    (584,000)   (18,054,000)   196,683,000
  Net income.................                             31,240,000                                                31,240,000
  Foreign currency
    translation adjustment...                                                           (637,000)                     (637,000)
  Cash dividends ($.315 per
    share)...................                             (5,468,000)                                               (5,468,000)
  Acquisition of treasury
    stock....................                                                                           (65,000)       (65,000)
  Exercise of stock
    options..................     1,000     1,041,000                                                                1,042,000
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance October 31, 1994.....   190,000    23,944,000    218,001,000                  (1,221,000)   (18,119,000)   222,795,000
  Net income.................                             23,286,000                                                23,286,000
  Unrealized gains on
    investments..............                                           $1,307,000                                   1,307,000
  Foreign currency
    translation adjustment...                                                            128,000                       128,000
  Cash dividends ($.36 per
    share)...................                             (6,260,000)                                               (6,260,000)
  Acquisition of treasury
    stock....................                                                                           (74,000)       (74,000)
  Exercise of stock
    options..................     1,000       326,000                                                                  327,000
                               --------   -----------   ------------    ----------   -----------   ------------   ------------
Balance October 31, 1995.....  $191,000   $24,270,000   $235,027,000    $1,307,000   $(1,093,000)  $(18,193,000)  $241,509,000
                               ========   ===========   ============    ==========   ===========   ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. -- SUMMARY OF ACCOUNTING POLICIES

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

     Depreciation for financial statement purposes, which is provided on the straight-line method, was $16,604,000 (1995), $13,786,000 (1994) and $11,373,000
(1993). Depreciation is calculated for tax purposes using accelerated methods.

     Estimated lives used in the calculation of depreciation for financial statement purposes are:

        Buildings...............................................  20-40 years
        Machinery and plant equipment...........................  3-12 1/2 years
        Furniture and fixtures..................................  5-12 1/2 years
        Vehicles................................................  3-5 years
        Leasehold improvements..................................  Shorter of useful life or term of lease

Excess of cost of subsidiaries over net assets at date of acquisition

     Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over forty years. Accumulated amortization was $4,704,000 (1995) and $4,140,000 (1994). The realizability of goodwill is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on existing company businesses. The evaluation necessarily involves significant management judgement. Historically, the Company has generated sufficient returns from acquired businesses to recover the cost of related goodwill.

Intangible assets

     Trademarks, tradenames and other intangible assets of acquired businesses, included in other assets, are amortized on the straight-line method over five years. Accumulated amortization was $5,238,000 (1995) and $4,646,000 (1994).

Income taxes

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards (FAS) No. 109 "Accounting for Income Taxes." There was no material cumulative effect of this accounting change at the time of adoption.

                       BOWNE & CO., INC. AND SUBSIDIARIES

     United States income tax has not been provided on the unremitted earnings of the Canadian subsidiary since it is the intention of the Company to reinvest these earnings in the growth of the Canadian business. Applicable Canadian income taxes have been provided. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $23,382,000 at October 31, 1995. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for Canadian income taxes paid will be available to significantly reduce any U.S. tax liability if Canadian earnings are remitted.

  Net income per share

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Shares which are issuable upon the exercise of stock options under the Company's Stock Option Plans have not entered into the computation because their inclusion would not be significant. The weighted average number of shares outstanding was 17,388,748
(1995), 17,353,645 (1994) and 17,231,847 (1993).

NOTE 2 -- CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $23,906,000 (1995) and $28,558,000 (1994) are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less.

NOTE 3 -- INVENTORIES

     Inventories consist of the following:

                                                                        OCTOBER 31,
                                                                ---------------------------
                                                                   1995            1994
                                                                -----------     -----------
    Raw materials.............................................  $ 6,288,000     $ 4,613,000
    Work in process...........................................   20,740,000      15,563,000
                                                                -----------     -----------
                                                                $27,028,000     $20,176,000
                                                                ===========     ===========

NOTE 4 -- MARKETABLE SECURITIES

     Effective November 1, 1994, the Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investment in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 31, 1995, the fair value of marketable securities exceeded cost by $2,333,000. The net unrealized gains, after deferred taxes, were $1,307,000. In accordance with the provisions of FAS No. 115, prior year information was not restated and marketable securities were carried at lower of cost or market.

     At November 1, 1994 the net unrealized gains, after deferred taxes of $405,000, were $551,000.

NOTE 5 -- EMPLOYEE BENEFIT PLANS

  Pension plans

     The Company sponsors a defined benefit pension plan which covers substantially all of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company's policy is to fund each year's pension expense to the maximum allowable level. The Company has an unfunded supplemental retirement program for certain management

                       BOWNE & CO., INC. AND SUBSIDIARIES
employees. In 1995, the Company recorded a charge of $2,837,000 in connection with the unexpected retirement of its former President. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union Canadian employees are covered by defined contribution retirement plans.

     Pension costs are summarized as follows:

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Service cost........................................  $ 4,946,000     $ 3,008,000     $ 2,220,000
Interest cost.......................................    2,402,000       2,132,000       1,958,000
Actual loss (return) on plan assets.................   (7,113,000)        472,000      (5,530,000)
Net amortization and deferrals......................    3,765,000      (4,068,000)      2,550,000
                                                      -----------     -----------     -----------
Net periodic pension cost of defined benefit
  plans.............................................    4,000,000       1,544,000       1,198,000
Union plans.........................................      607,000         570,000         620,000
Defined contribution plans..........................      407,000         378,000         179,000
                                                      -----------     -----------     -----------
Total pension cost..................................  $ 5,014,000     $ 2,492,000     $ 1,997,000
                                                      ===========     ===========     ===========

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                            OCTOBER 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
Fair value of plan assets.........................................  $36,410,000     $31,639,000
                                                                    -----------     -----------
Actuarial value of benefit obligations:
  Vested..........................................................   21,239,000      17,486,000
  Non-vested......................................................    1,418,000       1,272,000
                                                                    -----------     -----------
Accumulated benefit obligation....................................   22,657,000      18,758,000
Effect of projected future salary increases.......................    4,478,000       8,192,000
                                                                    -----------     -----------
Projected benefit obligation......................................   27,135,000      26,950,000
                                                                    -----------     -----------
Plan assets in excess of projected benefit obligation.............    9,275,000       4,689,000
Unrecognized net gain.............................................   (9,832,000)     (4,176,000)
Unrecognized net transition asset amortized
  over twenty-two years...........................................   (4,366,000)     (4,673,000)
                                                                    -----------     -----------
Accrued pension cost..............................................  $ 4,923,000     $ 4,160,000
                                                                    ===========     ===========

     At October 31, 1995, the projected benefit obligation under the unfunded supplemental retirement program amounted to $9,110,000 for retired employees and $1,150,000 for active employees, which amounts have been fully accrued. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     The discount rate used to calculate the projected benefit obligations was 8.00% in 1995 and 7.25% in 1994. The rate used to project future salary increases was 4.5% for 1995 and 5.0% for 1994. The long-term rate of return on plan assets was 9.0% (1995, 1994 and 1993). The assets of the funded plan consist primarily of equity and fixed income securities.

                       BOWNE & CO., INC. AND SUBSIDIARIES

  Profit sharing plan

     Certain subsidiaries are participating companies in a qualified profit sharing plan covering substantially all employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $4,937,000 (1995), $6,211,000 (1994) and $6,960,000 (1993).

  Stock purchase plan

     Under the Employees' Stock Purchase Plan, participating subsidiaries match 50% of amounts contributed by employees. All contributions are invested in the common stock of the Company. The plan acquired 102,049 shares (1995), 78,899 shares (1994) and 69,409 shares (1993) of the Company's common stock on the open market. At October 31, 1995, the Stock Purchase Plan held 495,649 shares of the Company's common stock. Charges to income amounted to $500,000 (1995), $472,000
(1994) and $385,000 (1993). The shares held by the plan are considered outstanding in computing the Company's earnings per share and dividends paid to the plan are charged to retained earnings.

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

     Details of stock options are as follows:

                                                                      NUMBER OF       OPTION
                                                                       SHARES          PRICE
                                                                      ---------     -----------
1993
     Granted........................................................    109,000        $14.88
     Exercised......................................................    163,704     6.25--17.88
     Cancelled......................................................     80,875     8.50--17.88
     Outstanding, end of year.......................................    938,013     6.25--17.88
     Exercisable, end of year.......................................    241,212     6.25--17.88
1994
     Granted........................................................    215,200        $19.06
     Exercised......................................................     83,945     6.25--17.88
     Cancelled......................................................     56,150     6.25--19.06
     Outstanding, end of year.......................................  1,013,118     8.12--19.06
     Exercisable, end of year.......................................    225,592     8.12--17.88
1995
     Granted........................................................    104,900        $16.06
     Exercised......................................................     35,042     8.13--14.50
     Cancelled......................................................     40,800     8.13--19.06
     Outstanding, end of year.......................................  1,042,176     9.75--19.06
     Exercisable, end of year.......................................    291,225     9.75--17.88

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Options to purchase 312,100 shares (1995) and 386,500 shares (1994) were available for grant under the 1992 Plan.

NOTE 7 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Current:
  U.S. Federal......................................  $12,725,000     $16,091,000     $17,929,000
  Foreign...........................................    1,292,000       1,025,000       1,086,000
  State and local...................................    3,841,000       4,477,000       5,298,000
                                                      -----------     -----------     -----------
                                                       17,858,000      21,593,000      24,313,000
                                                      -----------     -----------     -----------
Deferred:
  U.S. Federal......................................      533,000         633,000        (173,000)
  Foreign...........................................     (110,000)        712,000        (110,000)
  State and local...................................      184,000          25,000        (338,000)
                                                      -----------     -----------     -----------
                                                          607,000       1,370,000        (621,000)
                                                      -----------     -----------     -----------
                                                      $18,465,000     $22,963,000     $23,692,000
                                                      ===========     ===========     ===========

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                         1995     1994     1993
                                                                         ----     ----     ----
Statutory tax rate.....................................................  35.0%    35.0%    34.8%
Increase (reduction) in tax resulting from:
  State and local taxes................................................   6.3      5.4      5.5
  Foreign taxes........................................................    .1       .2     ( .4)
  Non-deductible items.................................................   2.7      1.5      1.2
  Other................................................................    .1       .3     (1.0)
                                                                         ----     ----     ----
Effective income tax rate..............................................  44.2%    42.4%    40.1%
                                                                         =====    =====    =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 1995 and 1994 calculated under FAS No. 109 are as follows:

     Current deferred tax asset included in prepaid expenses and other current assets:

                                                                       1995            1994
                                                                    -----------     -----------
Bad debt allowance................................................  $   699,000     $ 1,375,000
                                                                    ===========     ===========
Non-current deferred tax assets (liability):
  Deferred compensation and benefits..............................  $ 6,663,000     $ 6,805,000
  Depreciation....................................................   (5,141,000)     (4,527,000)
  Other...........................................................      191,000         172,000
                                                                    -----------     -----------
Total net non-current asset.......................................  $ 1,713,000     $ 2,450,000
                                                                    ===========     ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

     For 1993, the deferred tax provisions, computed in accordance with Accounting Principles Board Opinion No. 11, represent the effects of timing differences between financial and income tax reporting. The significant components giving rise to the timing differences for 1993 were:

                                                                                     1993
                                                                                   ---------
Depreciation.....................................................................  $ 295,000
Deferred compensation............................................................   (409,000)
Sundry...........................................................................   (507,000)
                                                                                   ----------
                                                                                   $(621,000)
                                                                                   ==========

     Canadian income before income taxes, excluding any allocation of general corporate expenses, was $944,000 (1995), $4,728,000 (1994) and $3,519,000
(1993).

NOTE 8 -- NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable

     The Company's Canadian subsidiary has agreements with Canadian banks which provide the funds to meet short-term working capital requirements. Borrowings under the agreements bear interest at prime plus .25% and are due on demand. At the end of 1995 the amount outstanding on these agreements was $2,745,000. The weighted average interest rate for 1995 was 8.85%. The carrying value of amounts outstanding at the end of 1995 approximates fair values due to their short-term nature.

  Long-term debt

     The Company's senior notes, which bore interest at 8.45%, were paid during 1994.

     The Company's other long-term debt of $3,160,000 consists primarily of a capital lease obligation, a mortgage and debt related to the Canadian subsidiary bearing interest from 7.5% to 11.4%. The debt is secured by land, buildings, machinery and equipment with a net book value of $4,077,000. The lease requires aggregate payments of $4,129,000 through 2002 with annual payments of $524,000 in 1996, $581,000 in 1997 and $660,000 in 1998, 1999 and 2000. Of the aggregate payments, $1,426,000 represents executory and interest costs and $2,703,000 represents the present value of the capital lease obligation.

     Aggregate annual installments of both the notes payable and long-term debt due for the next five years are $3,075,000, $454,000, $506,000, $555,000 and
$617,000 respectively.

NOTE 9 -- DEFERRED EMPLOYEE COMPENSATION AND BENEFITS

     Deferred employee compensation and benefits consist of the following:

                                                                             OCTOBER 31,
                                                                      -------------------------
                                                                         1995          1994
                                                                      -----------   -----------
Pension costs.......................................................  $ 5,553,000   $ 4,854,000
Supplemental retirement.............................................    4,343,000     5,603,000
Deferred sales compensation.........................................    4,135,000     3,898,000
                                                                      -----------   -----------
                                                                      $14,031,000   $14,355,000
                                                                      ===========   ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 10 -- OTHER REVENUE

     The components of other revenue are summarized as follows:

                                                                1995         1994         1993
                                                             ----------   ----------   ----------
Interest income............................................  $1,477,000   $  790,000   $1,038,000
Dividends..................................................     720,000      836,000    1,083,000
Capital gains..............................................     446,000    3,119,000    1,160,000
Other......................................................   1,063,000      488,000    1,053,000
                                                             ----------   ----------   ----------
                                                             $3,706,000   $5,233,000   $4,334,000
                                                             ==========   ==========   ==========

NOTE 11 -- LEASE COMMITMENTS

     The Company's subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2006. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     Rent expense relating to premises and equipment amounted to $8,265,000
(1995), $7,034,000 (1994) and $6,728,000 (1993). The minimum annual rental commitments under non-cancelable leases as at October 31, 1995 are summarized as follows:

1996......................... $7,264,000               1999......................... $ 4,442,000
1997.........................  6,546,000               2000.........................   2,989,000
1998.........................  5,630,000               2001-2006....................  10,725,000
                                                                                       ---------
                                                       Total........................ $37,596,000
                                                                                       =========

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

                                                          DOMESTIC      CANADIAN        TOTAL
                                                        ------------   -----------   ------------
1995
  Net sales...........................................  $336,514,000   $56,199,000   $392,713,000
  Net income..........................................    22,760,000       526,000     23,286,000
  Identifiable assets.................................   292,134,000    33,536,000    325,670,000
1994
  Net sales...........................................  $324,349,000   $56,304,000   $380,653,000
  Net income..........................................    28,249,000     2,991,000     31,240,000
  Identifiable assets.................................   256,890,000    34,691,000    291,581,000
1993
  Net sales...........................................  $289,902,000   $43,353,000   $333,255,000
  Net income..........................................    32,776,000     2,543,000     35,319,000
  Identifiable assets.................................   251,157,000    32,467,000    283,624,000

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 13 -- LEGAL PROCEEDINGS

     Litigation between the Company and Ambase Corporation has been resolved without any adverse effect to the Company.

NOTE 14 -- SELECTED QUARTERLY INFORMATION (UNAUDITED)

                                 FIRST         SECOND         THIRD          FOURTH
            1995                QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                              -----------   ------------   ------------   ------------   ------------
Net sales...................  $76,813,000   $102,460,000   $103,110,000   $110,330,000   $392,713,000
Gross margin................   28,886,000     41,228,000     41,762,000     47,344,000    159,220,000
Income before income taxes..    3,650,000     10,235,000     12,031,000     15,835,000     41,751,000
Income taxes................    1,623,000      4,529,000      5,049,000      7,264,000     18,465,000
Net income..................    2,027,000      5,706,000      6,982,000      8,571,000     23,286,000
                               ==========    ===========    ===========    ===========    ===========
Net income per share........      $.12           $.33           $.40           $.49          $1.34
                               ==========    ===========    ===========    ===========    ===========
Weighted average shares
  outstanding...............   17,379,358     17,387,012     17,389,569     17,399,052     17,388,748
                               ==========    ===========    ===========    ===========    ===========

                                 FIRST         SECOND         THIRD          FOURTH
            1994                QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                              -----------   ------------   ------------   ------------   ------------
Net sales...................  $82,075,000   $119,187,000   $ 95,591,000   $ 83,800,000   $380,653,000
Gross margin................   36,819,000     56,045,000     37,308,000     28,538,000    158,710,000
Income before income taxes..   11,318,000     26,242,000     10,517,000      6,126,000     54,203,000
Income taxes................    4,659,000     11,372,000      4,495,000      2,437,000     22,963,000
Net income..................    6,659,000     14,870,000      6,022,000      3,689,000     31,240,000
                               ==========    ===========    ===========    ===========    ===========
Net income per share........      $.38           $.86           $.35           $.21          $1.80
                               ==========    ===========    ===========    ===========    ===========
Weighted average shares
  outstanding...............   17,302,712     17,356,042     17,377,017     17,378,808     17,353,645
                               ==========    ===========    ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated February 8, 1996, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows.

                                        PRINCIPAL OCCUPATION                          OFFICER
          NAME                         DURING PAST FIVE YEARS                AGE       SINCE
          ----                         ----------------------                ---      -------
Richard H. Koontz........   Chairman of the Board of Directors of the         55        1973
                            Company; previously also President and Chief
                              Executive Officer from December 12, 1992
                              until October 31, 1995; prior to December
                              1992, President and Chief Executive Officer
Robert M. Johnson........   Vice Chairman of the Board, President and         50        1996
                            Chief Executive Officer of the Company
                              beginning January 3, 1996; previously
                              Publisher, President and Chief Executive
                              Officer of Newsday, Inc. (subsidiary of
                              Times Mirror, Inc.)
James P. O'Neil..........   Executive Vice President and Chief Operating      51        1984
                            Officer since January 3, 1996; previously
                              Vice President, Finance
Brendan Keating..........   Vice President                                    41        1991
Allen D. Marold..........   Vice President, Human Resources and               55        1983
                            Administration
John O. Penhollow........   Vice President, Technical Services; until         61        1994
                            September 1994, Director of Edgar Services of
                              the Company; prior to February 1993,
                              Director of the Office of Edgar Management,
                              Securities and Exchange Commission
Thomas J. Vos............   Vice President, Marketing                         48        1986
Douglas F. Bauer.........   Corporate Secretary and Counsel                   53        1986
Thomas P. Meola..........   Controller                                        53        1987

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

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated February 8, 1996, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated February 8, 1996, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) Financial Statements:

                                                                               PAGE NUMBER
                                                                              IN THIS REPORT
                                                                             ----------------
            Report of Independent Auditors..................................        9
            Consolidated Balance Sheets as of October 31, 1995 and 1994.....      10-11
            Consolidated Statements of Income -- Years Ended October 31,
              1995, 1994 and 1993...........................................        12
            Consolidated Statements of Cash Flows -- Years Ended October 31,
              1995, 1994 and 1993...........................................        13
            Consolidated Statements of Stockholders' Equity -- Years Ended
              October 31, 1995, 1994 and 1993...............................        14
            Notes to Consolidated Financial Statements......................      15-22

        (2) Financial Statement Schedule -- Years Ended October 31, 1995, 1994 and 1993:

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

            10.5  -- Form of Supplemental Retirement Agreement for selected key employees
                       (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended October 31, 1984) (such agreements having been entered into in the years 1979-1980)
            10.6  -- Form of Supplemental Retirement Agreement for selected key employees with change of control provisions (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended October
                       31, 1984) (such agreements having been entered into in 1984)
            10.7  -- Form of Supplemental Retirement Agreement for selected key employees, being the most current version of the agreements in Exhibits 10.5 and
                       10.6 above (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended October 31, 1986) (such agreements having been entered into since 1985 without material revisions)
            10.8  -- Form of Termination Protection Agreement for selected key employees providing certain protections in the event of change in ownership or control of the Company
            10.9  -- Retirement Plan for non-management members of the Board of Directors
                       (incorporated by reference to the description under the caption
                       "Meetings, Attendance and Fees" on page 4 of the Company's definitive
                       Proxy Statement dated January 30, 1989)
              21  -- Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's annual report on Form 10-K for the year ended October 31,
                       1994)
              23  -- Consent of Independent Auditors
              27  -- Financial Data Schedule, which is submitted electronically to the
                       Securities and Exchange Commission for information only and not filed

(b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Dated:  January 25, 1996                       By       ROBERT M. JOHNSON
                                                 ------------------------------
                                                      ROBERT M. JOHNSON
                                                 Vice Chairman of the Board,
                                                 President and Chief Executive
                                                             Officer
                                                 (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                   TITLE                       DATE
                   ----                                   -----                       ----
                    *                        Chairman of the Board of            January 25, 1996
       ----------------------------            Directors
           (RICHARD H. KOONTZ)

            ROBERT M. JOHNSON                Vice Chairman of the Board,         January 25, 1996
       ----------------------------            President and Chief Executive
           (ROBERT M. JOHNSON)                 Officer

             JAMES P. O'NEIL                 Executive Vice President and        January 25, 1996
       ----------------------------            Chief Operating Officer
            (JAMES P. O'NEIL)                  (Principal Financial and
                                               Accounting Officer)

                    *                        Director                            January 25, 1996
       ----------------------------
            (ROBERT M. CONWAY)

                    *                        Director                            January 25, 1996
       ----------------------------
            (EDWARD H. MEYER)

                    *                        Director                            January 25, 1996
       ----------------------------
          (H. MARSHALL SCHWARZ)

                    *                        Director                            January 25, 1996
       ----------------------------
            (WENDELL M. SMITH)

                    *                        Director                            January 25, 1996
       ----------------------------
           (THOMAS O. STANLEY)

                    *                        Director                            January 25, 1996
       ----------------------------
         (BEVERLEY B. WADSWORTH)

                    *                        Director                            January 25, 1996
       ----------------------------
            (RICHARD R. WEST)

         *By   JAMES P.  O'NEIL              Attorney-in-Fact
       ----------------------------
            (JAMES P. O'NEIL)

                       BOWNE & CO. INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

================================================================================================
               COLUMN A                   COLUMN B       COLUMN C       COLUMN D       COLUMN E
-------------------------------------------------------------------------------------------------
                                         BALANCE AT      ADDITIONS
                                          BEGINNING     CHARGED TO                    BALANCE AT
                                             OF          COSTS AND     DEDUCTIONS       END OF
             DESCRIPTION                   PERIOD        EXPENSES          (a)          PERIOD
-------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
          1995                            $6,592,000     $2,771,000     $3,094,000     $6,269,000
                                         ===========    ===========    ===========    ===========
          1994                            $6,550,000     $2,071,000     $2,029,000     $6,592,000
                                         ===========    ===========    ===========    ===========
          1993                            $4,412,000     $3,003,000     $ 865,000      $6,550,000
                                         ===========    ===========    ===========    ===========

---------------

(a) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

        EXHIBIT
         NO.                              DESCRIPTION
        ------ -----------------------------------------------------------------
          10.8  Form of Termination Protection Agreement

          23    Consent of Independent Auditors

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed