Form 10-Q
period 1996-01-31
BOWNE & CO INC
filed 1996-03-15
CIK 13610

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

       FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

                                        OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                 TO
                                     ----------------   ----------------

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

                         Yes   X                     No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,603,359 shares of common stock, par value $.01, outstanding as at March 6, 1996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         JANUARY 31,
                                                                                             1996       OCTOBER 31,
                                                                                         (UNAUDITED)        1995
                                                                                         ------------   -----------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 29,720       $ 36,590
    Trade accounts receivable, less allowance for doubtful accounts of $5,773,000 and
     $6,269,000.........................................................................     98,232        114,532
    Inventories.........................................................................     33,068         27,028
    Prepaid expenses and sundry receivables.............................................      8,340          6,184
                                                                                         ------------   ------------
                Total current assets....................................................    169,360        184,334
Marketable securities...................................................................     17,673         16,015
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $99,255,000 and $94,996,000...........................................................    109,357        105,130
Excess cost of subsidiaries over net assets at date of acquisition......................     14,013         14,223
Other assets............................................................................      5,509          5,968
                                                                                         ------------   ------------
                    Totals..............................................................   $315,912       $325,670
                                                                                         ============   ============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt.................................   $  4,034       $  3,075
    Accounts payable....................................................................     16,195         16,961
    Accrued liabilities.................................................................     32,912         47,264
                                                                                         ------------   ------------
                Total current liabilities...............................................     53,141         67,300
Long-term debt -- net of current portion................................................      2,763          2,830
Deferred employee compensation and benefits.............................................     14,326         14,031
                                                                                         ------------   ------------
                Total liabilities.......................................................     70,230         84,161
                                                                                         ------------   ------------
Stockholders' equity:
    Common stock, par value $.01, issued 19,218,105 shares in 1996 and 19,067,429 shares
     in 1995............................................................................        192            191
    Additional paid-in capital..........................................................     26,392         24,270
    Retained earnings...................................................................    237,042        235,027
    Unrealized gains on marketable securities...........................................      1,892          1,307
    Foreign currency translation adjustment.............................................     (1,643)        (1,093)
    Treasury stock, at cost, 1,657,196 shares in 1996 and 1995..........................    (18,193)       (18,193)
                                                                                         ------------   ------------
                Total stockholders' equity..............................................    245,682        241,509
                                                                                         ------------   ------------
                    Totals..............................................................   $315,912       $325,670
                                                                                         ============   ============

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                   THREE MONTHS
                                                                                                      ENDED
                                                                                                   JANUARY 31,
                                                                                                   (UNAUDITED)
                                                                                              ----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1996           1995
                                                                                              -------        -------
Revenues:
    Net sales..............................................................................   $90,728        $76,813
    Other..................................................................................       922            964
                                                                                              -------        -------
                                                                                               91,650         77,777
                                                                                              -------        -------
Expenses:
    Cost of sales..........................................................................    55,797         47,927
    Selling and administrative.............................................................    24,483         21,509
    Depreciation and amortization..........................................................     4,864          4,478
    Interest...............................................................................       194            213
                                                                                              -------        -------
                                                                                               85,338         74,127
                                                                                              -------        -------
Income before income taxes.................................................................     6,312          3,650
                                                                                              -------        -------
Income taxes:
    State and local........................................................................       616            264
    Federal................................................................................     2,307          1,067
    Foreign................................................................................      (204)           292
                                                                                              -------        -------
                                                                                                2,719          1,623
                                                                                              -------        -------
Net income.................................................................................   $ 3,593        $ 2,027
                                                                                              =======        =======
Net income per share.......................................................................      $.21           $.12
                                                                                              =======        =======
Dividends per share........................................................................      $.09           $.09
                                                                                              =======        =======

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                 JANUARY 31, 1996
                                                                                                    (UNAUDITED)
                                                                                                 -----------------
                                                                                                  (000'S OMITTED)
Retained earnings at beginning of period.....................................................         $235,027
Net income...................................................................................            3,593
Dividends....................................................................................           (1,578)
                                                                                                      --------
Retained earnings at end of period...........................................................         $237,042
                                                                                                 ==================

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                                  (UNAUDITED)
                                                                                           -------------------------

                                                                                                (000'S OMITTED)
                                                                                            1996                1995
Cash flows from operating activities:
    Net income.........................................................................    $ 3,593           $ 2,027
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..................................................      4,864             4,478
        Provision for deferred employee compensation...................................        395               385
        Changes in other current assets and liabilities, net of non-cash
        transactions...................................................................     (7,393)           (9,740)
                                                                                           -------           -------
    Net cash provided by (used in) operating activities................................      1,459            (2,850)
                                                                                           -------           -------
Cash flows from investing activities:
    Purchase of marketable securities or other investments.............................     (1,661)           (3,014)
    Proceeds from the sale of marketable securities and other investments..............      1,032               961
    Purchase of real estate, equipment and leasehold improvements......................     (9,236)           (3,425)
                                                                                           -------           -------
    Net cash used in investing activities..............................................     (9,865)           (5,478)
                                                                                           -------           -------
Cash flows from financing activities:
    Proceeds from borrowings...........................................................      1,026               415
    Payment of debt....................................................................        (63)             (217)
    Proceeds from stock options exercised..............................................      2,123                 7
    Payment of dividends...............................................................     (1,578)           (1,564)
                                                                                           -------           -------
    Net cash provided by (used in) financing activities................................      1,508            (1,359)
                                                                                           -------           -------
Effect of exchange rate on cash........................................................         28                64
                                                                                           -------           -------
Decrease in cash and cash equivalents..................................................    $(6,870)          $(9,623)
                                                                                           =======           =======

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at January 31, 1996 and for the three months ended January 31, 1996 and 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1995 was derived from the Company's audited annual report for 1995.

     NOTE 2. Inventories of $33,068,000 in 1996 include raw materials of $6,408,000 and work in process of $26,660,000. At October 31, 1995, inventories of $27,028,000 included raw materials of $6,288,000 and work in process of $20,740,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares for the three months ended January 31, 1996 and 1995 were 17,483,271 and 17,379,358 respectively.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1996, the fair value of marketable securities exceeded cost by $3,379,000. At October 31, 1995, the fair value of marketable securities exceeded cost by $2,333,000. The net unrealized gains, after deferred taxes, were $1,892,000 and $1,307,000 at January 31, 1996 and October 31, 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On January 31, 1996, the Company had a working capital ratio of 3.19 to 1 and working capital of $116,219,000.

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

QUARTER ENDED JANUARY 31, 1996 COMPARED TO QUARTER ENDED JANUARY 31, 1995

     Sales increased by $13,915,000 or 18%. The increase was primarily attributable to higher levels of demand for non-transactional printing services. The overall increase in sales, combined with a relatively flat gross margin percentage, contributed to a $6,045,000 growth in gross margin.

     Other revenue decreased $42,000 due to slightly lower investment income.

     Selling and administrative expenses increased $2,974,000 to $24,483,000. This increase was due in part to the variable costs associated with sales and increases related to inflation.

     Depreciation and amortization increased $386,000, or 9%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively constant.

     The effective overall tax rate decreased slightly from 44% to 43%.

     As a result of the foregoing, income before income taxes was $6,312,000 and net income increased 77% to $3,593,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                              BOWNE & CO., INC.


Date:  March 12, 1996                        ROBERT M. JOHNSON
       --------------         -----------------------------------------------
                                             ROBERT M. JOHNSON
                                  (VICE CHAIRMAN OF THE BOARD, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER)



Date:  March 12, 1996                         JAMES P. O'NEIL
       --------------         -----------------------------------------------
                                              JAMES P. O'NEIL
                               (EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING
                                                  OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER))

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule