Form 10-Q
period 1996-04-30
BOWNE & CO INC
filed 1996-06-12
CIK 13610

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

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                        OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM__________ TO__________

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

                         Yes  /X/                    No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,620,688 shares of common stock, par value $.01, outstanding as at June 6, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          APRIL 30,
                                                                                             1996       OCTOBER 31,
                                                                                         (UNAUDITED)        1995
                                                                                         -----------    -----------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 17,342       $ 36,590
    Trade accounts receivable, less allowance for doubtful accounts of $8,196,000 and
     $6,269,000.........................................................................    134,848        114,532
    Inventories.........................................................................     41,786         27,028
    Prepaid expenses and sundry receivables.............................................      9,295          6,184
                                                                                         ----------     ----------
                Total current assets....................................................    203,271        184,334
Marketable securities...................................................................     14,107         16,015
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $103,195,000 and $94,996,000..........................................................    113,703        105,130
Excess cost of subsidiaries over net assets at date of acquisition......................     13,913         14,223
Other assets............................................................................      5,974          5,968
                                                                                         ----------     ----------
                    Totals..............................................................   $350,968       $325,670
                                                                                         ==========     ==========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt.................................   $  3,944       $  3,075
    Accounts payable....................................................................     25,875         16,961
    Accrued liabilities.................................................................     47,042         47,264
                                                                                         ----------     ----------
                Total current liabilities...............................................     76,861         67,300
Long-term debt -- net of current portion................................................      2,699          2,830
Deferred employee compensation and benefits.............................................     14,757         14,031
                                                                                         ----------     ----------
                Total liabilities.......................................................     94,317         84,161
                                                                                         ----------     ----------
Stockholders' equity:
    Common stock, par value $.01, issued 19,272,055 shares in 1996 and 19,067,429 shares
     in 1995............................................................................        193            191
    Additional paid-in capital..........................................................     26,627         24,270
    Retained earnings...................................................................    247,972        235,027
    Unrealized gains on marketable securities...........................................      1,507          1,307
    Foreign currency translation adjustment.............................................     (1,455)        (1,093)
    Treasury stock, at cost, 1,657,196 shares in 1996 and 1995..........................    (18,193)       (18,193)
                                                                                         ----------     ----------
                Total stockholders' equity..............................................    256,651        241,509
                                                                                         ----------     ----------
                    Totals..............................................................   $350,968       $325,670
                                                                                         ==========     ==========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                                                                                   APRIL 30,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1996            1995
                                                                                            --------        --------
Revenues:
    Net sales............................................................................   $136,396        $102,460
    Other................................................................................      1,518             581
                                                                                            --------        --------
                                                                                             137,914         103,041
                                                                                            --------        --------
Expenses:
    Cost of sales........................................................................     73,701          61,232
    Selling and administrative...........................................................     36,654          26,521
    Depreciation and amortization........................................................      4,938           4,754
    Interest.............................................................................        245             299
                                                                                            --------        --------
                                                                                             115,538          92,806
                                                                                            --------        --------
Income before income taxes...............................................................     22,376          10,235
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      2,067             836
    Federal..............................................................................      7,053           3,613
    Foreign..............................................................................        742              80
                                                                                            --------        --------
                                                                                               9,862           4,529
                                                                                            --------        --------
Net income...............................................................................   $ 12,514        $  5,706
                                                                                            ========        ========
Net income per share.....................................................................       $.71            $.33
                                                                                            ========        ========
Dividends per share......................................................................       $.09            $.09
                                                                                            ========        ========

                                                                                                   SIX MONTHS
                                                                                                     ENDED
                                                                                                   APRIL 30,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1996            1995
                                                                                            --------        --------
Revenues:
    Net sales............................................................................   $227,124        $179,273
    Other................................................................................      2,440           1,545
                                                                                            --------        --------
                                                                                             229,564         180,818
                                                                                            --------        --------
Expenses:
    Cost of sales........................................................................    129,498         109,159
    Selling and administrative...........................................................     61,137          48,030
    Depreciation and amortization........................................................      9,802           9,232
    Interest.............................................................................        439             512
                                                                                            --------        --------
                                                                                             200,876         166,933
                                                                                            --------        --------
Income before income taxes...............................................................     28,688          13,885
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      2,683           1,100
    Federal..............................................................................      9,360           5,098
    Foreign..............................................................................        538             (46)
                                                                                            --------        --------
                                                                                              12,581           6,152
                                                                                            --------        --------
Net income...............................................................................   $ 16,107        $  7,733
                                                                                            ========        ========
Net income per share.....................................................................       $.92            $.44
                                                                                            ========        ========
Dividends per share......................................................................       $.18            $.18
                                                                                            ========        ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                              SIX MONTHS ENDED
                                                                                               APRIL 30, 1996
                                                                                                (UNAUDITED)
                                                                                              ----------------
                                                                                              (000'S OMITTED)
    Retained earnings at beginning of period........................................              $235,027
    Net income......................................................................                16,107
    Dividends.......................................................................                (3,162)
                                                                                                  --------
    Retained earnings at end of period..............................................              $247,972
                                                                                                  ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1996                 1995
                                                                                           ----                 ----
Cash flows from operating activities:
    Net income.......................................................................    $ 16,107           $  7,733
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization................................................       9,802              9,232
        Provision for deferred employee compensation.................................         826                765
        Changes in other current assets and liabilities, net of non-cash
         transactions.................................................................    (30,851)           (21,761)
                                                                                         --------           --------
    Net cash used in operating activities............................................      (4,116)            (4,031)
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of securities or other investments......................................      (2,581)            (4,510)
    Proceeds from the sale of securities and other investments.......................       5,788              2,395
    Purchase of real estate, equipment and leasehold improvements....................     (18,289)            (8,434)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (15,082)           (10,549)
                                                                                         --------           --------
Cash flows from financing activities:
    Payment of debt..................................................................        (132)              (315)
    Proceeds from borrowings.........................................................         907              1,724
    Proceeds from stock options exercised............................................       2,307                114
    Payment of dividends.............................................................      (3,162)            (3,129)
    Payment of treasury stock........................................................                             (3)
                                                                                         --------           --------
Net cash used in financing activities................................................         (80)            (1,609)
                                                                                         --------           --------
Effect of exchange rate on cash......................................................          30                (48)
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $(19,248)          $(16,237)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at April 30, 1996 and for the three and six months ended April 30, 1996 and 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1995 was derived from the Company's audited annual report for 1995.

     NOTE 2. Inventories of $41,786,000 in 1996 include raw materials of $6,977,000 and work in process of $34,809,000. At October 31, 1995, inventories of $27,028,000 included raw materials of $6,288,000 and work in process of $20,740,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,606,959 (three months) and 17,551,137 (six months) in 1996, and 17,387,012 (three months) and 17,383,185 (six months) in 1995.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1996, the fair value of marketable securities exceeded cost by $2,691,000. At October 31, 1995, the fair value of marketable securities exceeded cost by $2,333,000. The net unrealized gains, after deferred taxes, were $1,507,000 and $1,307,000 at April 30, 1996 and October 31, 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On April 30, 1996, the Company had a working capital ratio of 2.64 to 1 and working capital of $126,410,000.

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

QUARTER ENDED APRIL 30, 1996 COMPARED TO QUARTER ENDED APRIL 30, 1995

     Sales increased by $33,936,000, or 33%, to $136,396,000. The increase was primarily attributable to higher levels of demand for transactional printing services especially Initial Public Offerings (IPO's) and continued growth in non-transactional printing services. The overall increase in sales, combined with an increase in the gross margin percentage from 40% to 46%, contributed to a $21,467,000 growth in gross margin.

     Other revenue increased $937,000 due to capital gains from the sale of securities.

     Selling and administrative expenses increased $10,133,000 to $36,654,000. This increase was due in part to the variable costs associated with sales and profitability.

     Depreciation and amortization increased $184,000, or 4%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively unchanged.

     The effective overall tax rate remained constant at 44%.

     As a result of the foregoing, income before income taxes was $22,376,000 and net income increased 119% to $12,514,000.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

     Sales increased 27%, or $49,851,000, to $227,124,000 as a result of higher levels of demand for transactional financial printing services which was supported by an increase in higher margin services. The overall increase in sales, combined with an increase in the gross margin percentage from 39% to 43%, contributed to an increase in gross margin of $27,512,000.

     Other revenue, consisting primarily of investment income, increased $895,000 due to higher levels of realized capital gains from the sale of securities.

     Selling and administrative expenses increased $13,107,000 to $61,137,000, due to increases in expenses related to sales and profitability.

     Depreciation and amortization increased $570,000 primarily due to expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively unchanged.

     The effective overall income tax rate remained constant at 44%.

     As a result of the foregoing, income before income taxes was $28,688,000, an increase of 107%, and net income increased 108% to $16,107,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  June 12, 1996                         ROBERT M. JOHNSON
                              -----------------------------------------------
                                             ROBERT M. JOHNSON
                                  (VICE CHAIRMAN OF THE BOARD, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER)

Date:  June 12, 1996                          JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                               (EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING
                                                  OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER))

                                EXHIBIT INDEX



Exhibit
  No.                            Description
- -------                          -----------

   27                        Financial Data Schedule