Form 10-Q
period 1996-07-31
BOWNE & CO INC
filed 1996-09-13
CIK 13610

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

       FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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

                         Yes  /X/                  No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,632,071 shares of common stock, par value $.01, outstanding as at September 6, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JULY 31,
                                                                                             1996       OCTOBER 31,
                                                                                         (UNAUDITED)        1995
                                                                                         ------------   ------------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 16,608       $ 36,590
    Trade accounts receivable, less allowance for doubtful accounts of $9,036,000 and
     $6,269,000.........................................................................    143,713        114,532
    Inventories.........................................................................     41,317         27,028
    Prepaid expenses and sundry receivables.............................................      9,204          6,184
                                                                                           --------       --------
                Total current assets....................................................    210,842        184,334
Marketable securities...................................................................      4,152         16,015
Real estate, equipment and leasehold improvements, less depreciation and amortization of
  $107,184,000 and $94,996,000..........................................................    122,767        105,130
Excess cost of subsidiaries over net assets at date of acquisition......................     13,747         14,223
Other assets............................................................................      7,319          5,968
                                                                                           --------       --------
                    Totals..............................................................   $358,827       $325,670
                                                                                           ========       ========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt.................................   $    919       $  3,075
    Accounts payable....................................................................     19,194         16,961
    Accrued liabilities.................................................................     53,865         47,264
                                                                                           --------       --------
                Total current liabilities...............................................     73,978         67,300
Long-term debt -- net of current portion................................................      2,609          2,830
Deferred employee compensation and benefits.............................................     15,202         14,031
                                                                                           --------       --------
                Total liabilities.......................................................     91,789         84,161
                                                                                           --------       --------
Stockholders' equity:
    Common stock, par value $.01, issued 19,307,205 shares in 1996 and 19,067,429 shares
     in 1995............................................................................        193            191
    Additional paid-in capital..........................................................     27,189         24,270
    Retained earnings...................................................................    259,548        235,027
    Unrealized gains on marketable securities...........................................        397          1,307
    Foreign currency translation adjustment.............................................     (1,679)        (1,093)
    Treasury stock, 1,677,184 shares in 1996 and 1,657,196 shares in 1995, at cost......    (18,610)       (18,193)
                                                                                           --------       --------
                Total stockholders' equity..............................................    267,038        241,509
                                                                                           --------       --------
                    Totals..............................................................   $358,827       $325,670
                                                                                           ========       ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                                                                                    JULY 31,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1996            1995
                                                                                            --------        --------
Revenues:
    Net sales............................................................................   $134,153        $103,110
    Other................................................................................      2,375           1,032
                                                                                            --------        --------
                                                                                             136,528         104,142
                                                                                            --------        --------
Expenses:
    Cost of sales........................................................................     72,346          61,348
    Selling and administrative...........................................................     36,336          26,276
    Depreciation and amortization........................................................      5,398           4,293
    Interest.............................................................................        163             194
                                                                                            --------        --------
                                                                                             114,243          92,111
                                                                                            --------        --------
Income before income taxes...............................................................     22,285          12,031
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      1,427             872
    Federal..............................................................................      7,376           4,064
    Foreign..............................................................................        320             113
                                                                                            --------        --------
                                                                                               9,123           5,049
                                                                                            --------        --------
Net income...............................................................................   $ 13,162        $  6,982
                                                                                            ========        ========
Net income per share.....................................................................       $.75            $.40
                                                                                            ========        ========
Dividends per share......................................................................       $.09            $.09
                                                                                            ========        ========

                                                                                                  NINE MONTHS
                                                                                                     ENDED
                                                                                                    JULY 31,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1996            1995
                                                                                            --------        --------
Revenues:
    Net sales............................................................................   $361,277        $282,383
    Other................................................................................      4,815           2,577
                                                                                            --------        --------
                                                                                             366,092         284,960
                                                                                            --------        --------
Expenses:
    Cost of sales........................................................................    201,844         170,507
    Selling and administrative...........................................................     97,473          74,306
    Depreciation and amortization........................................................     15,200          13,525
    Interest.............................................................................        602             706
                                                                                            --------        --------
                                                                                             315,119         259,044
                                                                                            --------        --------
Income before income taxes...............................................................     50,973          25,916
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      4,110           1,972
    Federal..............................................................................     16,736           9,162
    Foreign..............................................................................        858              67
                                                                                            --------        --------
                                                                                              21,704          11,201
                                                                                            --------        --------
Net income...............................................................................   $ 29,269        $ 14,715
                                                                                            ========        ========
Net income per share.....................................................................      $1.67            $.85
                                                                                            ========        ========
Dividends per share......................................................................       $.27            $.27
                                                                                            ========        ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                NINE MONTHS
                                                                                                   ENDED
                                                                                               JULY 31, 1996
                                                                                                (UNAUDITED)
                                                                                              ----------------
                                                                                              (000'S OMITTED)

    Retained earnings at beginning of period........................................              $235,027
    Net income......................................................................                29,269
    Dividends.......................................................................                (4,748)
                                                                                                  --------
    Retained earnings at end of period..............................................              $259,548
                                                                                                  ========

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1996                 1995
                                                                                           ----                 ----
Cash flows from operating activities:
    Net income.......................................................................    $ 29,269           $ 14,715
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization................................................      15,200             13,525
        Provision for deferred employee compensation.................................       1,271              1,147
        Changes in other current assets and liabilities, net of non-cash
          transactions...............................................................     (41,722)           (16,313)
                                                                                         --------           --------
    Net cash provided by operating activities........................................       4,018             13,074
                                                                                         --------           --------
Cash flows from investing activities:
    Purchase of securities or other investments......................................      (3,017)            (6,828)
    Proceeds from the sale of securities and other investments.......................      16,210              4,176
    Purchase of real estate, equipment and leasehold improvements....................     (32,662)           (12,058)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (19,469)           (14,710)
                                                                                         --------           --------
Cash flows from financing activities:
    Payment of debt..................................................................      (2,323)              (406)
    Proceeds from stock options exercised............................................       2,921                133
    Payment of dividends.............................................................      (4,748)            (4,694)
    Purchase of treasury stock.......................................................        (417)                (3)
                                                                                         --------           --------
Net cash used in financing activities................................................      (4,567)            (4,970)
                                                                                         --------           --------
Effect of exchange rate on cash......................................................          36                 (8)
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $(19,982)          $ (6,614)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at July 31, 1996 and for the three and nine months ended July 31, 1996 and 1995 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1995 was derived from the Company's audited annual report for 1995.

     NOTE 2. Inventories of $41,317,000 in 1996 include raw materials of $6,444,000 and work in process of $34,873,000. At October 31, 1995, inventories of $27,028,000 included raw materials of $6,288,000 and work in process of $20,740,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 17,625,439 (three months) and 17,575,904 (nine months) in 1996, and 17,389,569 (three months) and 17,385,313 (nine months) in 1995.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1996, the fair value of marketable securities exceeded cost by $710,000. At October 31, 1995, the fair value of marketable securities exceeded cost by $2,333,000. The net unrealized gains, after deferred taxes, were $397,000 and $1,307,000 at July 31, 1996 and October 31, 1995, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On July 31, 1996, the Company had a working capital ratio of 2.85 to 1 and working capital of $136,864,000.

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

      QUARTER ENDED JULY 31, 1996 COMPARED TO QUARTER ENDED JULY 31, 1995

     Sales increased by $31,043,000, or 30%, to $134,153,000. The increase was primarily attributable to higher levels of demand for transactional printing services and continued growth in non-transactional printing services. The overall increase in sales, combined with an increase in the gross margin percentage from 41% to 46%, contributed to a $20,045,000 growth in gross margin.

     Other revenue increased $1,343,000 due to capital gains from the sale of securities.

     Selling and administrative expenses increased $10,060,000 to $36,336,000. This increase was due in part to the variable costs associated with sales and profitability.

     Depreciation and amortization increased $1,105,000, or 26%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively unchanged.

     The effective overall tax rate decreased slightly from 42% to 41% as a result of a greater proportion of earnings in states having lower income tax rates.

     As a result of the foregoing, income before income taxes was $22,285,000 and net income increased 89% to $13,162,000.

  NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

     Sales increased 28%, or $78,894,000, to $361,277,000 as a result of higher levels of demand for transactional financial printing services which were supported by an increase in higher margin services. The overall increase in sales, combined with an increase in the gross margin percentage from 40% to 44%, contributed to an increase in gross margin of $47,557,000.

     Other revenue, consisting primarily of investment income, increased $2,238,000 due to higher levels of realized capital gains from the sale of securities.

     Selling and administrative expenses increased $23,167,000 to $97,473,000, due to increases in expenses related to sales and profitability.

     Depreciation and amortization increased $1,675,000, or 12%, primarily due to expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively unchanged.

     The effective overall income tax rate remained constant at 43%.

     As a result of the foregoing, income before income taxes was $50,973,000, an increase of 97%, and net income increased 99% to $29,269,000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  September 12, 1996                     JAMES P. O'NEIL
                              -----------------------------------------------
                                              JAMES P. O'NEIL
                                   PRESIDENT AND CHIEF OPERATING OFFICER


Date:  September 12, 1996                   DENISE K. FLETCHER
                              -----------------------------------------------
                                            DENISE K. FLETCHER
                                VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL
                                                  OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER)

                                EXHIBIT INDEX



Exhibit
  No.                            Description
- -------                          -----------

   27                        Financial Data Schedule