Form 10-K405
period 1996-10-31
BOWNE & CO INC
filed 1997-01-29
CIK 13610

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

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended October 31, 1996, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

    For the transition period from ____________ to____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on January 24, 1997, was $437,155,200. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 17,960,591 shares of Common Stock outstanding as at January 24, 1997.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Notice of Annual Meeting of Stockholders and Proxy Statement
        anticipated to be dated February 6, 1997....................  Part III, Items 10-12
                                                                      Part IV, Item 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was incorporated in the State of New York in 1968. Through its subsidiaries, the Registrant is engaged principally in providing the timely and accurate preparation and distribution of documentation related to corporate and governmental financing, services related to information management, compliance documentation and translation services, as well as printing facilities management, throughout the United States and Canada and also in London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City, with affiliates worldwide. (The Registrant and its subsidiaries are hereinafter collectively referred to as the "Company", unless otherwise noted.)

     The approximate percentage of the Company's consolidated total sales attributable to each class of service offered by the Company for the last five years is set forth below.

                 CLASS OF SERVICE                   1996      1995      1994      1993      1992
--------------------------------------------------  ----      ----      ----      ----      ----
Transactional printing............................   45%       40%       42%       50%       48%
Corporate reporting printing......................   20        22        23        20        22
Mutual fund printing..............................   14        17        16        14        11
Commercial printing...............................   15        15        15        12        16
Other.............................................    6         6         4         4         3
                                                    ----      ----      ----      ----      ----
                                                    100%      100%      100%      100%      100%
                                                    ====      ====      ====      ====      ====

     The financial printing market primarily consists of transactional, corporate reporting, and mutual fund printing. The Company's transactional printing includes registration statements, tax-exempt offering circulars, prospectuses, loan agreements, special proxy materials, tender offer materials and other documents related to corporate financings, and acquisitions and mergers. Corporate reporting printing includes annual and interim reports and proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Form 10-K and other forms, and stock exchange listing applications. Mutual fund printing includes regulatory and shareholder communication documents such as annual or semi-annual shareholder reports, prospectuses, statements of additional information, and marketing related materials.

     The Company's commercial printing consists of business forms, sales aids and literature, point of purchase materials, market letters, newsletters and other custom-printed matter prepared for customers engaged in general commerce. Commercial printing also includes the printing of legal briefs and records for use by attorneys in trial, appellate, and administrative proceedings.

     During fiscal 1996 the Company launched a diversification program designed to reduce its reliance on cyclical revenue sources from which it derives much of the business described above. Using expertise and technology the Company has developed for its traditional classes of service, it now also offers comprehensive document-creation, management and distribution services either at its customers' premises or off-site using its own worldwide network. The Company also supplies individualized laser-print statements which permit high-speed customization of customer-specific information. In addition, the Company offers translation and localization services to the information technology industry.

     Although substantial investment in equipment and facilities is required, the Company's business is principally service-oriented. Transactional, corporate reporting, and mutual fund printing services rendered by the Company normally begin with the receipt of customer copy, which may arrive as hard copy, on a diskette, magnetic tape or through electronic transfer, and typically involve the rapid computer typesetting and printing of documents and may also involve electronic dissemination. Final copy for these documents is a composite resulting from drafting and editing by parties interested in each transaction, including corporate executives, investment bankers, attorneys and accountants. Prior to approval of final copy, numerous proofs are usually required to be supplied by the Company. When the parties have all agreed upon the contents of the document, last minute changes are made, final proofs are approved, and the job goes to press for printing. Thereafter, the document is bound into book form and delivered by various means including electronic distribution, to parties in diverse locations. Speed and accuracy are required at all stages, and frequently final alterations are made when pages of a document are on press. While the time pressures in connection with commercial printing are not as great as in transactional, corporate reporting, and mutual fund printing, the basic processes and techniques employed are the same. Although the processes and techniques relevant to the Company's newer businesses vary from the foregoing, speed and accuracy are still paramount.

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

     The Company's operations are conducted principally in the United States and Canada. The Company also operates a small press facility in London along with service centers in London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City to support its customers' multi-national transactions. Total sales, net income and identifiable assets attributable to the United States and Canada and other foreign operations for fiscal 1996, 1995 and 1994 are shown in Note 13 of the Notes to Consolidated Financial Statements on pages 21 and 22.

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

     The Company competes directly with a number of other financial printers having the same degree of specialization in these fields. Some of these competitors have multiple locations, and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available upon which to determine its share of the total financial and corporate printing market, the Company believes that it is the largest in these fields in terms of sales volume. Competition based upon speed, accuracy of service and location of facilities is particularly intense among financial printers. In addition, the Company has experienced intense competition for sales personnel and, to a lesser degree, production personnel relating to its financial printing services.

     In the commercial printing field, the Company competes not only with other financial printers, but also with general commercial printers, which are far more numerous than those in the financial class. The Company's participation in and share of these markets are minor.

     In the Company's newer businesses, it has a large number of competitors, many of which have been offering their services to the same prospective customers for a longer time but none of which is believed to have a dominant market position. The Company's participation in and share of these new markets are also currently small.

RESEARCH AND DEVELOPMENT

     As a result of technological developments in the field of computers and peripheral equipment, the Company and its principal competitors utilize computerized typesetting systems in the process of preparing documentation. A research and development capability is maintained by the Company to evaluate continually the advances in computer software, hardware and peripherals, computer networking and telecommunication systems as they relate to the Company's business and to develop and install enhancements to the Company's own proprietary system. The Company's research and development expenditures, determined in accordance with generally accepted accounting principles, are not material.

MARKETING

     The Company employs approximately 212 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations and provide advice and assistance to customers. The Company regularly advertises in financial newspapers and journals. Sales promotion is also carried on by mail and presentation of seminars.

SEASONAL AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

     A significant portion of the Company's principal business is affected by conditions in the capital markets. A portion of the Company's sales and net income depends upon the volume of public financings, particularly equity offerings, which is influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. The Company's corporate printing business is seasonal to the extent that the greatest number of proxy statements and annual reports are required to be printed during the Company's fiscal quarter ending April 30.

     As a result of the factors mentioned above, coupled with the general necessity for rapid implementation of printing jobs after delivery of copy by its customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads.

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. The Company has no backlog, within the common meaning of that term, which is normal throughout the financial printing industry. During the fiscal year ended October 31, 1996, no customer accounted for 10% or more of the Company's sales.

EMPLOYEES

     At October 31, 1996, the Company had approximately 3,400 employees. Relations with the Company's employees generally are considered to be satisfactory. Fewer than 10% of the Company's production employees are members of various unions, which represent different categories of workers. The subsidiaries of the Company which have union employees in their plants enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

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

PATENTS AND OTHER RIGHTS

     The Company has no significant patents, licenses, franchises, concessions or other rights except its trademarks, nor does it have specialized machinery, facilities or contracts which are not available to other firms in the industry other than a proprietary computer typesetting and telecommunications system.

FOREIGN SALES

     The Company's foreign operations are located in Canada, London, Paris, Frankfurt, Hong Kong, Singapore, Jakarta and Mexico City. In addition, the Company has affiliations with certain printing firms abroad. Sales and revenues derived from foreign countries other than Canada were less than 10% of the Company's total sales in each of the past three fiscal years. See Note 13 of the Notes to Consolidated Financial Statements on pages 21 and 22.

RENEGOTIATION

     No significant portion of the Company's sales is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

FORWARD-LOOKING INFORMATION

     The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in the Company's 1996 Annual Report to Stockholders.

ITEM 2. PROPERTIES

     Information regarding the material facilities of the Company, as of October 31, 1996, seven of which are leased and ten of which are owned in fee, is set forth below.

                                 YEAR
                                 LEASE                                                 SQUARE
        LOCATION                EXPIRES                     DESCRIPTION                FOOTAGE
        --------                -------                     -----------                -------
345 Hudson Street                2006           Typesetting and general office         147,000
  New York, NY                                    space.

60 Gervais Drive                 2000           Typesetting, printing plant and         71,000
  Don Mills (Toronto),                            general office space.
  Ontario, Canada

1570 Northside Drive             2002           Typesetting, printing plant and         44,000
  Atlanta, GA                                     general office space.

610 West Congress                1999           Typesetting, printing plant and         25,000
  Detroit, MI                                     general office space.

1201 West Pender Street          1998           Typesetting, printing plant and         15,500
  Vancouver, British                              general office space.
  Columbia, Canada

633 West Fifth Street            2000           Typesetting and general                 15,000
  Los Angeles, CA                                 office space.

1341 G Street N.W.               1999           Typesetting and general                 11,000
  Washington, DC                                  office space.

215 County Avenue                Owned          Printing plant and                     105,000
  Secaucus, NJ                                    general office space.

1241 Superior Avenue             Owned          Typesetting, printing plant and         73,000
  Cleveland, OH                                   general office space.

411 D Street                     Owned          Typesetting, printing plant and         73,000
  Boston, MA                                      general office space.

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

1200 Oliver Street               Owned          Typesetting, printing plant and         48,000
  Houston, TX                                     general office space.

1706 Maple Avenue                Owned          Printing plant and general              41,000
  Los Angeles, CA                                 office space.

1931 Market Center Blvd.         Owned          Typesetting, printing plant and         36,000
  Dallas, TX                                      general office space.

15 Seeley Avenue                 Owned          Computer center and general             18,000
  Piscataway, NJ                                  office space.

     All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. Virtually all of the Company's equipment is owned outright, free and clear of any liens and encumbrances. A relatively minor amount of equipment utilized by the Company is rented on short-term leases, and no renewal problems are anticipated. All of the foregoing properties are used in the Company's printing business. Reference is made to Notes 9 and 12 of the Notes to Consolidated Financial Statements on pages 20 and 21.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE". The following is the range of high and low sales prices and dividends paid per share for fiscal 1996 and 1995 by quarters.

                                                          RANGE OF SALES
                                                              PRICES                 DIVIDENDS
                                                         -----------------              PER
                                                         HIGH          LOW             SHARE
                                                         ---           ---           ---------
1996
     Fourth quarter................................      $24 1/4       $18 3/4         $ .09
     Third quarter.................................       23 3/8        17 3/4           .09
     Second quarter................................       19 3/8        17 1/4           .09
     First quarter.................................       20 7/8        17 5/8           .09
                                                         ---           ---             -----
          Fiscal year..............................      $24 1/4       $17 1/4         $ .36
                                                         ===           ===             =====

1995
     Fourth quarter................................      $20 5/8       $17 5/8         $ .09
     Third quarter.................................       19            15 5/8           .09
     Second quarter................................       18 1/4        15 1/2           .09
     First quarter.................................       18 1/8        15 3/8           .09
                                                         ---           ---             -----
          Fiscal year..............................      $20 5/8       $15 3/8         $ .36
                                                         ===           ===             =====

     The approximate number of holders of record of the Company's common stock on October 31, 1996 was 1,400.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                                 1996           1995           1994           1993           1992
                             ------------   ------------   ------------   ------------   ------------
Operating Data
  Revenues:
     Net sales.............. $501,369,000   $392,713,000   $380,653,000   $333,255,000   $282,201,000
     Other..................    4,905,000      3,706,000      5,233,000      4,334,000      3,813,000
                             ------------   ------------   ------------   ------------   ------------
                              506,274,000    396,419,000    385,886,000    337,589,000    286,014,000
                             ------------   ------------   ------------   ------------   ------------

  Expenses:
     Cost of sales..........  276,141,000    233,493,000    221,943,000    173,061,000    145,729,000
     Selling and
       administrative.......  133,194,000    102,439,000     93,452,000     90,322,000     77,888,000
     Depreciation and
       amortization.........   21,247,000     17,852,000     15,158,000     12,859,000     12,478,000
     Interest...............      677,000        884,000      1,130,000      2,336,000      2,881,000
                             ------------   ------------   ------------   ------------   ------------
                              431,259,000    354,668,000    331,683,000    278,578,000    238,976,000
                             ------------   ------------   ------------   ------------   ------------

     Income before income
       taxes................   75,015,000     41,751,000     54,203,000     59,011,000     47,038,000
     Income taxes...........   32,512,000     18,465,000     22,963,000     23,692,000     18,770,000
                             ------------   ------------   ------------   ------------   ------------
     NET INCOME............. $ 42,503,000   $ 23,286,000   $ 31,240,000   $ 35,319,000   $ 28,268,000
                             ============   ============   ============   ============   ============
Balance Sheet Data
  Current assets............ $234,903,000   $200,349,000   $157,750,000   $152,504,000   $131,313,000
  Current liabilities.......   87,541,000     67,300,000     51,253,000     64,719,000     42,723,000
  Working capital...........  147,362,000    133,049,000    106,497,000     87,785,000     88,590,000
  Working capital ratio.....    2.68 to 1      2.98 to 1      3.08 to 1      2.36 to 1      3.07 to 1
  Net plant and equipment...  128,583,000    105,130,000    101,522,000     88,840,000     74,480,000
  Total assets..............  385,822,000    325,670,000    291,581,000    283,624,000    244,367,000
  Long-term indebtedness....    2,495,000      2,830,000      3,178,000      8,836,000     22,346,000
  Stockholders' equity......  280,734,000    241,509,000    222,795,000    196,683,000    166,503,000
Per Share
  Net income................       $ 2.42         $ 1.34        $  1.80         $ 2.05          $1.65
  Book value................        15.87          13.87          12.82          11.37           9.71
  Dividends.................          .36            .36            .315           .30            .26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position, with excellent liquidity. On October 31, 1996, the Company had a working capital ratio of 2.68 to 1 and working capital of $147,362,000.

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

INFLATION

     The Company has experienced the effects of inflation through increases in the costs of employee compensation and related fringe benefits, facilities, outside services, raw materials and other supplies. Due to price competition, the Company may not always fully recover all of its increased costs.

RESULTS OF OPERATIONS

     The Company, primarily, provides printing and other related services to produce the varied documentation required by major financial transactions, corporate periodic reports, restructuring plans for bankrupt companies, communication to shareholders and mutual fund participants, and commercial printing. The sales value of each project is dependent, among other things, upon the size, complexity and type of document printed or service performed, the time allowed for completion and the level of changes required, and may be further impacted by the level of competition.

     Some of the Company's sources of revenues are affected by cyclical conditions in the capital markets.

     For certain sources of revenue, rapid document processing after delivery of copy by its customers requires that the Company maintain physical plant and customer service staff sufficient to meet maximum work loads. The costs for facilities, labor and equipment constitute a major portion of the costs of goods sold.

1996 COMPARED WITH 1995

     Sales increased 28% to $501,369,000. The increase was attributable to a greater demand for transactional sales resulting from the continued strength in the capital markets along with the continued growth in our non-transactional printing markets related to mutual funds, specialized commercial printing clients, digital services and other corporate printing needs. The margins attributable to transactional sales are greater than margins related to non-transactional sales. As a result, the gross margin percentage increased 4%, to 45% and the gross margin increased 41%, or $66,008,000.

     Other revenue increased 32% to $4,905,000 as a result of higher capital gains from the sale of securities.

     Selling and administrative expenses increased 30% to $133,194,000 primarily as a result of increases in sales commissions and incentive compensation and other expenses related to higher sales and profitability, and increases in the number of employees and cost of facilities.

     Depreciation and amortization increased $3,395,000, or 19%, primarily due to the continued expansion of facilities and the acquisition of equipment.

     Interest expense decreased $207,000 due to lower levels of debt.

     The effective overall income tax rate decreased from 44% to 43% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher tax rates to those with lower tax rates.

     Consequently, income before income taxes was $75,015,000, an increase of 80%, and net income increased 83% to $42,503,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bowne & Co., Inc.

     We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowne & Co., Inc. and Subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, as of November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                          ERNST & YOUNG LLP

New York, New York
December 10, 1996

                       BOWNE & CO., INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1996 AND 1995

ASSETS

                                                                             1996               1995
                                                                         ------------       ------------
Current assets:
     Cash and cash equivalents........................................   $ 31,879,000       $ 36,590,000
     Marketable securities............................................      4,618,000         16,015,000
     Trade accounts receivable, less allowance for doubtful accounts
      of $8,763,000 (1996) and $6,269,000 (1995)......................    156,817,000        114,532,000
     Inventories......................................................     33,509,000         27,028,000
     Prepaid expenses and other current assets........................      8,080,000          6,184,000
                                                                         ------------       ------------
                    Total current assets..............................    234,903,000        200,349,000
                                                                         ------------       ------------

Real estate, equipment and leasehold improvements:
     Land and buildings...............................................     70,936,000         57,718,000
     Machinery and plant equipment....................................    119,685,000        104,182,000
     Leasehold improvements...........................................     24,273,000         17,644,000
     Furniture, fixtures and vehicles.................................     24,493,000         20,582,000
                                                                         ------------       ------------
                                                                          239,387,000        200,126,000
     Less depreciation and amortization to date.......................    110,804,000         94,996,000
                                                                         ------------       ------------
                                                                          128,583,000        105,130,000
                                                                         ------------       ------------

Other assets:
     Excess of cost of subsidiaries over net assets at date of
      acquisition.....................................................     13,867,000         14,223,000
     Deferred income taxes............................................      3,194,000          1,713,000
     Other............................................................      5,275,000          4,255,000
                                                                         ------------       ------------
                                                                           22,336,000         20,191,000
                                                                         ------------       ------------
TOTALS................................................................   $385,822,000       $325,670,000
                                                                         ============       ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           OCTOBER 31, 1996 AND 1995

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               1996             1995
                                                                           ------------     ------------
Current liabilities:
  Notes payable and current portion of long-term debt..................    $  2,753,000     $  3,075,000
  Accounts payable.....................................................      21,317,000       16,961,000
  Employees' compensation..............................................      40,739,000       30,891,000
  Accrued expenses.....................................................      16,247,000       12,650,000
  Income taxes payable.................................................       6,485,000        3,723,000
                                                                           ------------     ------------
          Total current liabilities....................................      87,541,000       67,300,000
                                                                           ------------     ------------
Other liabilities:
  Long-term debt -- net of current portion.............................       2,495,000        2,830,000
  Deferred employee compensation and benefits..........................      15,052,000       14,031,000
                                                                           ------------     ------------
          Total liabilities............................................     105,088,000       84,161,000
                                                                           ------------     ------------
Stockholders' equity:
  Preferred stock:
     Authorized 1,000,000 shares, par value $.01
     Issuable in series -- none issued
  Common stock:
     Authorized 60,000,000 shares, par value $.01
     Issued 19,365,605 shares (1996) and 19,067,429 shares (1995)......         194,000          191,000
  Additional paid-in capital...........................................      28,090,000       24,270,000
  Retained earnings....................................................     271,195,000      235,027,000
  Unrealized gains on investments......................................         747,000        1,307,000
  Foreign currency translation adjustment..............................        (882,000)      (1,093,000)
  Treasury stock, at cost, 1,677,184 shares (1996) and 1,657,196 shares
     (1995)............................................................     (18,610,000)     (18,193,000)
                                                                           ------------     ------------
          Total stockholders' equity...................................     280,734,000      241,509,000
                                                                           ------------     ------------
TOTALS.................................................................    $385,822,000     $325,670,000
                                                                           ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                   1996               1995               1994
                                               ------------       ------------       ------------
Revenues:
  Net sales................................    $501,369,000       $392,713,000       $380,653,000
  Other....................................       4,905,000          3,706,000          5,233,000
                                               ------------       ------------       ------------
          Totals...........................     506,274,000        396,419,000        385,886,000
                                               ------------       ------------       ------------
Expenses:
  Cost of sales............................     276,141,000        233,493,000        221,943,000
  Selling and administrative...............     133,194,000        102,439,000         93,452,000
  Depreciation and amortization............      21,247,000         17,852,000         15,158,000
  Interest.................................         677,000            884,000          1,130,000
                                               ------------       ------------       ------------
          Totals...........................     431,259,000        354,668,000        331,683,000
                                               ------------       ------------       ------------
Income before income taxes.................      75,015,000         41,751,000         54,203,000
Income taxes...............................      32,512,000         18,465,000         22,963,000
                                               ------------       ------------       ------------
NET INCOME.................................    $ 42,503,000       $ 23,286,000       $ 31,240,000
                                               ============       ============       ============
NET INCOME PER SHARE.......................        $2.42              $1.34              $1.80
                                                   =====              =====              =====

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                       1996             1995             1994
                                                   ------------     ------------     ------------
Cash flows from operating activities:
Net income.......................................  $ 42,503,000     $ 23,286,000     $ 31,240,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization..................    21,247,000       17,852,000       15,158,000
  Provision for doubtful accounts................     5,208,000        2,771,000        2,071,000
  Gain on sales of securities and other
     investments.................................    (3,010,000)        (158,000)      (3,228,000)
  Provision for deferred employee compensation...     1,229,000        1,242,000        1,328,000
  Deferred income taxes..........................    (1,740,000)         607,000        1,370,000
  Other..........................................       103,000         (296,000)      (1,050,000)
  Increase (decrease) in cash resulting from
     changes in:
     Accounts receivable.........................   (47,392,000)     (26,766,000)          (3,000)
     Inventories.................................    (6,468,000)      (6,832,000)       1,513,000
     Prepaid expenses and other current assets...    (1,298,000)       1,745,000       (2,894,000)
     Trade payables..............................     4,345,000        3,599,000         (646,000)
     Employees' compensation.....................     9,767,000        4,375,000       (3,570,000)
     Accrued expenses and taxes..................     6,448,000        6,303,000       (6,940,000)
                                                   ------------     ------------     ------------
Net cash provided by operating activities........    30,942,000       27,728,000       34,349,000
                                                   ------------     ------------     ------------
Cash flows from investing activities:
  Purchase of marketable securities and other
     investments.................................    (3,854,000)      (7,840,000)      (2,972,000)
  Proceeds from sales of marketable securities
     and other investments.......................    16,402,000        4,569,000       13,617,000
  Purchase of real estate, equipment and
     leasehold improvements......................   (44,485,000)     (19,954,000)     (27,197,000)
                                                   ------------     ------------     ------------
Net cash used in investing activities............   (31,937,000)     (23,225,000)     (16,552,000)
                                                   ------------     ------------     ------------
Cash flows from financing activities:
  Payment of debt................................      (658,000)        (351,000)      (7,958,000)
  Proceeds from stock options exercised..........     3,696,000          327,000        1,042,000
  Payment of dividends...........................    (6,335,000)      (6,260,000)      (5,468,000)
  Purchase of treasury stock.....................      (417,000)         (74,000)         (65,000)
                                                   ------------     ------------     ------------
Net cash used in financing activities............    (3,714,000)      (6,358,000)     (12,449,000)
                                                   ------------     ------------     ------------
Effect of exchange rate changes on cash..........        (2,000)         (19,000)          49,000
                                                   ------------     ------------     ------------
Net increase (decrease) in cash and cash
  equivalents....................................    (4,711,000)      (1,874,000)       5,397,000
Cash and cash equivalents -- beginning of the
  year...........................................    36,590,000       38,464,000       33,067,000
                                                   ------------     ------------     ------------
CASH AND CASH EQUIVALENTS -- END OF THE YEAR.....  $ 31,879,000     $ 36,590,000     $ 38,464,000
                                                   ============     ============     ============
Supplemental cash flow disclosure:
  Income taxes paid..............................  $ 31,508,000     $ 11,489,000     $ 28,961,000
                                                   ============     ============     ============
  Interest paid..................................  $    662,000     $    871,000     $  1,267,000
                                                   ============     ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                                       FOREIGN
                                          ADDITIONAL                   UNREALIZED     CURRENCY
                                COMMON      PAID-IN       RETAINED      GAINS ON     TRANSLATION     TREASURY
                                STOCK       CAPITAL       EARNINGS     INVESTMENTS   ADJUSTMENT       STOCK          TOTAL
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance November 1, 1993.....  $189,000   $22,903,000   $192,229,000                 $  (584,000)  $(18,054,000)  $196,683,000
  Net income.................                             31,240,000                                                31,240,000
  Foreign currency
    translation adjustment...                                                           (637,000)                     (637,000)
  Cash dividends ($.315 per
    share)...................                             (5,468,000)                                               (5,468,000)
  Acquisition of treasury
    stock....................                                                                           (65,000)       (65,000)
  Exercise of stock
    options..................     1,000     1,041,000                                                                1,042,000
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance October 31, 1994.....   190,000    23,944,000    218,001,000                  (1,221,000)   (18,119,000)   222,795,000
  Net income.................                             23,286,000                                                23,286,000
  Unrealized gains on
    investments..............                                          $ 1,307,000                                   1,307,000
  Foreign currency
    translation adjustment...                                                            128,000                       128,000
  Cash dividends ($.36 per
    share)...................                             (6,260,000)                                               (6,260,000)
  Acquisition of treasury
    stock....................                                                                           (74,000)       (74,000)
  Exercise of stock
    options..................     1,000       326,000                                                                  327,000
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance October 31, 1995.....   191,000    24,270,000    235,027,000     1,307,000    (1,093,000)   (18,193,000)   241,509,000
  Net income.................                             42,503,000                                                42,503,000
  Unrealized losses on
    investments..............                                             (560,000)                                   (560,000)
  Foreign currency
    translation adjustment...                                                            211,000                       211,000
  Cash dividends ($.36 per
    share)...................                             (6,335,000)                                               (6,335,000)
  Acquisition of treasury
    stock....................                                                                          (417,000)      (417,000)
  Non-cash stock
    compensation.............                 127,000                                                                  127,000
  Exercise of stock
    options..................     3,000     3,693,000                                                                3,696,000
                               --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance October 31, 1996.....  $194,000   $28,090,000   $271,195,000   $   747,000   $  (882,000)  $(18,610,000)  $280,734,000
                               ========   ===========   ============   ===========   ===========   ============   ============

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

  Reclassification

     Certain amounts have been relassified to conform to the current year's presentation.

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

     Depreciation for financial statement purposes, which is provided on the straight-line method, was $20,621,000 (1996), $16,604,000 (1995) and $13,786,000
(1994). Depreciation is calculated for tax purposes using accelerated methods.

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

  Excess of Cost of Subsidiaries Over Net Assets at Date of Acquisition

     Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over forty years. Accumulated amortization was $5,210,000 (1996) and $4,704,000 (1995). The realizability of goodwill is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on existing company businesses. The evaluation necessarily involves significant management judgement. Historically, the Company has generated sufficient returns from acquired businesses to recover the cost of related goodwill.

  Intangible Assets

     Trademarks, tradenames and other intangible assets of acquired businesses, included in other assets, are amortized on the straight-line method over five years. Accumulated amortization was $5,238,000 for 1996 and 1995.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation," which becomes effective in the first quarter of fiscal 1997. The Company has elected to continue accounting for stock-based compensation under the provisions of APB Opinion 25 "Accounting for Stock Issued to Employees", and will disclose the cost that would have been recognized if the

                       BOWNE & CO., INC. AND SUBSIDIARIES
modified grant date method had been adopted, as well as pro forma net income and earnings per share, as allowed under Statement No. 123.

  Income Taxes

     Effective November 1, 1993, the Company prospectively adopted Statement of Financial Accounting Standards (FAS) No. 109 "Accounting for Income Taxes." There was no material cumulative effect of this accounting change at the time of adoption.

     United States income tax has not been provided on the unremitted earnings of the Canadian subsidiary since it is the intention of the Company to reinvest these earnings in the growth of the Canadian business. Applicable Canadian income taxes have been provided. The cumulative amount of unremitted earnings on which the Company has not recognized United States income tax was $25,200,000 at October 31, 1996. Although it is not practicable to determine the deferred tax liability on the unremitted earnings, credits for Canadian income taxes paid will be available to significantly reduce any U.S. tax liability if Canadian earnings are remitted.

  Net Income Per Share

     Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Shares which are issuable upon the exercise of stock options under the Company's Stock Option Plans have not entered into the computation because their inclusion would not be significant. The weighted average number of shares outstanding was 17,593,976
(1996), 17,388,748 (1995) and 17,353,645 (1994).

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results can differ from those estimates.

NOTE 2 -- SUBSEQUENT EVENTS

     On November 12, 1996, the Company acquired 80% of IDOC, Inc. for $6,000,000. The purchase price consisted of 261,438 shares of Bowne Common Stock. IDOC, a leading provider of localization services for the computer industry, will enable the Company to significantly increase its presence in this fast growing segment.

     On November 19, 1996, the Company formed a joint venture (Bowne Williams Lea International) and entered into other arrangements with Williams Lea Group, Ltd. of the United Kingdom to provide outsourcing and facilities management services to multinational corporations, international law firms, banks, and financial institutions. The Company and Williams Lea Group, Ltd. will each own 50% of the new joint venture.

     On January 6, 1997 the company sold its 90% interest in Baseline Financial Services, Inc. to Primark, Inc. for $36,000,000. The sale will be recorded in the first quarter of 1997 and is anticipated to result in a gain for the Company of approximately $20,000,000 or approximately $1.14 a share or higher. The sale will not have a significant effect on reported sales or earnings from normal operations in the future.

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 3 -- CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $23,082,000 (1996) and $23,906,000 (1995) are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less.

NOTE 4 -- INVENTORIES

     Inventories consist of the following:

                                                                        OCTOBER 31,
                                                                ---------------------------
                                                                   1996            1995
                                                                -----------     -----------
    Raw materials.............................................  $ 5,583,000     $ 6,288,000
    Work in process...........................................   27,926,000      20,740,000
                                                                -----------     -----------
                                                                $33,509,000     $27,028,000
                                                                ===========     ===========

NOTE 5 -- MARKETABLE SECURITIES

     Effective November 1, 1994, the Company adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investment in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The fair value of marketable securities exceeded cost by $1,311,000
(1996) and $2,333,000 (1995). The net unrealized gains, after deferred taxes, were $747,000 (1996) and $1,307,000 (1995).

NOTE 6 -- EMPLOYEE BENEFIT PLANS

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

     Pension costs are summarized as follows:

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Service cost........................................  $ 3,077,000     $ 4,946,000     $ 3,008,000
Interest cost.......................................    2,549,000       2,402,000       2,132,000
Actual loss (return) on plan assets.................   (7,124,000)     (7,113,000)        472,000
Net amortization and deferrals......................    3,211,000       3,765,000      (4,068,000)
                                                      -----------     -----------     -----------
Net periodic pension cost of defined benefit
  plans.............................................    1,713,000       4,000,000       1,544,000
Union plans.........................................      534,000         607,000         570,000
Defined contribution plans..........................      679,000         407,000         378,000
                                                      -----------     -----------     -----------
Total pension cost..................................  $ 2,926,000     $ 5,014,000     $ 2,492,000
                                                      ===========     ===========     ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                       OCTOBER 31,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------     -----------
    Fair value of plan assets................................  $ 41,205,000     $36,410,000
                                                               ------------     -----------
    Actuarial value of benefit obligations:
      Vested.................................................    21,979,000      21,239,000
      Non-vested.............................................     1,616,000       1,418,000
                                                               ------------     -----------
    Accumulated benefit obligation...........................    23,595,000      22,657,000
    Effect of projected future salary increases..............     7,562,000       4,478,000
                                                               ------------     -----------
    Projected benefit obligation.............................    31,157,000      27,135,000
                                                               ------------     -----------
    Plan assets in excess of projected benefit obligation....    10,048,000       9,275,000
    Unrecognized net gain....................................   (11,884,000)     (9,832,000)
    Unrecognized net transition asset amortized over
      twenty-two years.......................................    (4,059,000)     (4,366,000)
                                                               ------------     -----------
    Accrued pension cost.....................................  $  5,895,000     $ 4,923,000
                                                               ============     ===========

     At October 31, 1996, the projected benefit obligation under the unfunded supplemental retirement program amounted to $3,542,000 for retired employees and $1,126,000 for active employees, which amounts have been fully accrued. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     The discount rate used to calculate the projected benefit obligations was 8% in 1996 and 1995. The rate used to project future salary increases was 4.5% for 1996 and 1995. The long-term rate of return on plan assets was 9.0% (1996, 1995 and 1994). The assets of the funded plan consist primarily of equity and fixed income securities.

  Profit Sharing Plan

     Certain subsidiaries are participating companies in a qualified profit sharing plan covering substantially all employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $8,364,000 (1996), $4,937,000 (1995) and $6,211,000 (1994).

  Stock Purchase Plan

     Under the Employees' Stock Purchase Plan, participating subsidiaries match 50% of amounts contributed by employees. All contributions are invested in the common stock of the Company. The plan acquired 88,453 shares (1996), 102,049 shares (1995) and 78,899 shares (1994) of the Company's common stock on the open market. At October 31, 1996, the Stock Purchase Plan held 470,497 shares of the Company's common stock. Charges to income amounted to $603,000 (1996), $500,000
(1995) and $472,000 (1994). The shares held by the plan are considered outstanding in computing the Company's earnings per share and dividends paid to the plan are charged to retained earnings.

NOTE 7 -- STOCK OPTION PLANS

     The Company has two stock option plans, a 1981 Plan and a 1992 Plan.

     The 1981 Plan, which provided for the granting of options to purchase 1,400,000 shares of the Company's common stock, expired December 15, 1991 except as to options then outstanding. The Company's 1992 Stock

                       BOWNE & CO., INC. AND SUBSIDIARIES

Option Plan provides for the granting of options to purchase 850,000 shares to officers and key employees at a price not less than the fair market value on the date each option is granted.

     Both plans permitted grants of either Incentive Stock Options or Non-Qualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

     Details of stock options are as follows:

                                                                    NUMBER OF        OPTION
                                                                     SHARES           PRICE
                                                                    ---------     -------------
1994
     Granted......................................................    215,200            $19.06
     Exercised....................................................     83,945       6.25--17.88
     Cancelled....................................................     56,150       6.25--19.06
     Outstanding, end of year.....................................  1,013,118       8.12--19.06
     Exercisable, end of year.....................................    225,592       8.12--17.88
1995
     Granted......................................................    104,900            $16.06
     Exercised....................................................     35,042       8.13--14.50
     Cancelled....................................................     40,800       8.13--19.06
     Outstanding, end of year.....................................  1,042,176       9.75--19.06
     Exercisable, end of year.....................................    291,225       9.75--17.88
1996
     Granted......................................................    222,300            $20.19
     Exercised....................................................    273,876       9.75--20.19
     Cancelled....................................................     62,650      10.00--20.19
     Outstanding, end of year.....................................    927,950      11.13--20.19
     Exercisable, end of year.....................................    264,900      11.13--17.88

     Options to purchase 144,800 shares (1996) and 312,100 shares (1995) were available for grant under the 1992 Plan.

NOTE 8 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Current:
  U.S. Federal......................................  $25,813,000     $12,725,000     $16,091,000
  Foreign...........................................    1,504,000       1,292,000       1,025,000
  State and local...................................    6,935,000       3,841,000       4,477,000
                                                      -----------     -----------     -----------
                                                       34,252,000      17,858,000      21,593,000
                                                      -----------     -----------     -----------
Deferred:
  U.S. Federal......................................   (1,220,000)        533,000         633,000
  Foreign...........................................     (229,000)       (110,000)        712,000
  State and local...................................     (291,000)        184,000          25,000
                                                      -----------     -----------     -----------
                                                       (1,740,000)        607,000       1,370,000
                                                      -----------     -----------     -----------
                                                      $32,512,000     $18,465,000     $22,963,000
                                                      ===========     ===========     ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                         1996     1995     1994
                                                                         ----     ----     ----
Statutory tax rate.....................................................  35.0%    35.0%    35.0%
Increase in tax resulting from:
  State and local taxes................................................   5.8      6.3      5.4
  Foreign taxes........................................................    .3       .1       .2
  Non-deductible items.................................................   2.2      2.7      1.5
  Other................................................................    --       .1       .3
                                                                         ----     ----     ----
                                                                            -        -        -
Effective income tax rate..............................................  43.3%    44.2%    42.4%
                                                                         =====    =====    =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 1996 and 1995 calculated under FAS No. 109 are as follows:

     Current deferred tax asset included in prepaid expenses and other current assets:

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Bad debt allowance..................................  $ 1,294,000     $   699,000     $ 1,375,000
                                                      ===========     ===========     ===========
Non-current deferred tax assets (liability):
  Deferred compensation and benefits................  $ 7,172,000     $ 6,663,000     $ 6,805,000
  Depreciation......................................   (4,766,000)     (5,141,000)     (4,527,000)
  Other.............................................      788,000         191,000         172,000
                                                      -----------     -----------     -----------
Total net non-current asset.........................  $ 3,194,000     $ 1,713,000     $ 2,450,000
                                                      ===========     ===========     ===========

     Canadian income before income taxes, excluding any allocation of general corporate expenses, was $3,075,000 (1996), $944,000 (1995) and $4,728,000
(1994).

NOTE 9 -- NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable

     The Company's Canadian subsidiary has agreements with Canadian banks which provide the funds to meet short-term working capital requirements. Borrowings under the agreements bear interest at Canadian prime plus .25% and are due on demand. At the end of 1996 the amount outstanding on these agreements was $2,299,000. The weighted average interest rate for 1996 was 6.8%. The carrying value of amounts outstanding at the end of 1996 approximates fair values due to their short-term nature.

     During 1996, the Company entered into an agreement for an uncommitted bank line of credit which provides for secured borrowings for general corporate purposes of up to $50 million. At October 31, 1996 there were no amounts outstanding.

  Long-term debt

     The Company's other long-term debt of $2,949,000 consists primarily of a capital lease obligation, a mortgage and debt related to the Canadian subsidiary bearing interest from 7.5% to 11.4%. The debt is secured by land, buildings, machinery and equipment with a net book value of $4,195,000. The lease requires aggregate payments of $3,606,000 through 2002 with annual payments of $581,000 in 1997 and $660,000 in 1998, 1999, 2000 and 2001. Of the aggregate payments, $1,096,000 represents executory and interest costs and $2,510,000 represents the present value of the capital lease obligation.

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Aggregate annual installments of both the notes payable and long-term debt due for the next five years are $2,753,000, $506,000, $555,000, $617,000 and
$422,000 respectively.

NOTE 10 -- DEFERRED EMPLOYEE COMPENSATION AND BENEFITS

     Liabilities for deferred employee compensation and benefits consist of the following:

                                                                             OCTOBER 31,
                                                                      -------------------------
                                                                         1996          1995
                                                                      -----------   -----------
Pension costs.......................................................  $ 6,418,000   $ 5,553,000
Supplemental retirement.............................................    4,128,000     4,343,000
Deferred compensation...............................................    4,506,000     4,135,000
                                                                      -----------   -----------
                                                                      $15,052,000   $14,031,000
                                                                      ===========   ===========

NOTE 11 -- OTHER REVENUE

     The components of other revenue are summarized as follows:

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
Interest income............................................  $  991,000   $1,477,000   $  790,000
Dividends..................................................     642,000      720,000      836,000
Capital gains..............................................   2,809,000      446,000    3,119,000
Other......................................................     463,000    1,063,000      488,000
                                                             ----------   ----------   ----------
                                                             $4,905,000   $3,706,000   $5,233,000
                                                             ==========   ==========   ==========

NOTE 12 -- LEASE COMMITMENTS

     The Company's subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2006. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     Rent expense relating to premises and equipment amounted to $9,823,000
(1996), $8,265,000 (1995) and $7,034,000 (1994). The minimum annual rental commitments under non-cancelable leases as at October 31, 1996 are summarized as follows:

1997......................... $7,844,000               2000......................... $ 4,478,000
1998.........................  7,071,000               2001.........................   3,727,000
1999.........................  5,780,000               2002-2006....................  10,747,000
                                                                                     -----------
                                                       Total........................ $39,647,000
                                                                                     ===========

NOTE 13 -- SEGMENT AND GEOGRAPHIC DATA

     The Company is engaged in one line of business -- transactional, corporate reporting, mutual fund and commercial printing. Information about the business of the Company by geographic area is presented in the table below. The Company's area of operation outside of the United States and Canada principally include London, Paris, Hong Kong and Singapore. Sales or transfers between geographic areas and United States export sales were not material. General corporate expenses are included in the United States operations.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                                               UNITED                       OTHER
                                               STATES        CANADA        FOREIGN        TOTAL
                                            ------------   -----------   -----------   ------------
1996
----
  Net sales...............................  $404,683,000   $62,513,000   $34,173,000   $501,369,000
  Net income..............................    40,951,000     1,818,000      (266,000)    42,503,000
  Identifiable assets.....................   324,172,000    36,760,000    24,890,000    385,822,000
1995
----
  Net sales...............................  $314,264,000   $56,199,000   $22,250,000   $392,713,000
  Net income..............................    23,328,000       526,000      (568,000)    23,286,000
  Identifiable assets.....................   276,107,000    33,536,000    16,027,000    325,670,000
1994
----
  Net sales...............................  $305,848,000   $56,304,000   $18,501,000   $380,653,000
  Net income..............................    28,423,000     2,991,000      (174,000)    31,240,000
  Identifiable assets.....................   242,912,000    34,691,000    13,978,000    291,581,000

SUMMARY OF QUARTERLY DATA

                                 FIRST         SECOND         THIRD          FOURTH
                                QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                              -----------   ------------   ------------   ------------   ------------
1996
----
  Net sales.................  $90,728,000   $136,396,000   $134,153,000   $140,092,000   $501,369,000
  Gross margin..............   34,931,000     62,695,000     61,807,000     65,795,000    225,228,000
  Income before income
     taxes..................    6,312,000     22,376,000     22,285,000     24,042,000     75,015,000
  Income taxes..............    2,719,000      9,862,000      9,123,000     10,808,000     32,512,000
  Net income................    3,593,000     12,514,000     13,162,000     13,234,000     42,503,000
                              ===========   ============   ============   ============   ============
  Net income per share......         $.21           $.71           $.75           $.75          $2.42
                              ===========   ============   ============   ============   ============
  Weighted average shares
     outstanding............   17,483,271     17,606,959     17,625,439     17,648,193     17,593,976
                              ===========   ============   ============   ============   ============

                                 FIRST         SECOND         THIRD          FOURTH
                                QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                              -----------   ------------   ------------   ------------   ------------
1995
----
  Net sales.................  $76,813,000   $102,460,000   $103,110,000   $110,330,000   $392,713,000
  Gross margin..............   28,886,000     41,228,000     41,762,000     47,344,000    159,220,000
  Income before income
     taxes..................    3,650,000     10,235,000     12,031,000     15,835,000     41,751,000
  Income taxes..............    1,623,000      4,529,000      5,049,000      7,264,000     18,465,000
  Net income................    2,027,000      5,706,000      6,982,000      8,571,000     23,286,000
                              ===========   ============   ============   ============   ============
  Net income per share......         $.12           $.33           $.40           $.49          $1.34
                              ===========   ============   ============   ============   ============
  Weighted average shares
     outstanding............   17,379,358     17,387,012     17,389,569     17,399,052     17,388,748
                              ===========   ============   ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Registrant, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated February 6, 1997, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows.

                                        PRINCIPAL OCCUPATION                          OFFICER
          NAME                         DURING PAST FIVE YEARS                AGE       SINCE
          ----                         ----------------------                ---      -------
Robert M. Johnson........   Chairman of the Board and Chief Executive         51        1996
                            Officer of the Company since June 1996;
                              theretofore Vice Chairman, President and
                              Chief Executive Officer of the Company from
                              January 1996; previously Publisher,
                              President and Chief Executive Officer of
                              Newsday, Inc. (a subsidiary of Times
                              Mirror, Inc.)
James P. O'Neil..........   President and Chief Operating Officer since       52        1984
                            January 1996; previously Executive Vice
                              President and Chief Operating Officer;
                              theretofore Vice President, Finance, of the
                              Company
Bruce Bezpa..............   Vice President, Strategic Development, since      41        1984
                            November 1996; previously Director of Mutual
                              Funds for the Company
Denise K. Fletcher.......   Vice President, Chief Financial Officer,          48        1996
                            since July 1996; previously principal of
                              Fletcher Associates, Inc., a management
                              consulting firm
Brendan Keating..........   Vice President                                    42        1991
Allen D. Marold..........   Vice President, Human Resources and               56        1983
                            Administration
Thomas P. Meola..........   Vice President, Finance, and Controller since     54        1987
                            November 1996; previously Controller of the
                              Company
John O. Penhollow........   Vice President, Technical Services; until         62        1994
                            September 1994, Director of Edgar Services of
                              the Company; prior to February 1993,
                              Director of the Office of Edgar Management,
                              Securities and Exchange Commission
John A. Stone............   Vice President, Technology, and Chief             53        1996
                            Technology Officer since December 1996;
                              previously Client Partner in AT&T Solutions
                              from 1995; theretofore principal in his own
                              technology consulting practice
Thomas J. Vos............   Vice President, Marketing                         49        1986
Douglas F. Bauer.........   Counsel and Corporate Secretary                   54        1986

     There are no family relationships among any of the executive officers, and there are no arrangements or understandings between any of the executive officers and any other person pursuant to which any of such officers was selected. The executive officers are normally elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders for a one-year term or until their respective successors are duly elected and qualify.

     To the best of the Company's knowledge, none of the directors and officers of the Company failed to file on a timely basis any report on Forms 3, 4 and 5 which was required pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company's most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated February 6, 1997, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated February 6, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) Financial Statements:

                                                                               PAGE NUMBER
                                                                              IN THIS REPORT
                                                                             ----------------
            Report of Independent Auditors..................................        9
            Consolidated Balance Sheets as of October 31, 1996 and 1995.....      10-11
            Consolidated Statements of Income -- Years Ended October 31,
              1996, 1995 and 1994...........................................        12
            Consolidated Statements of Cash Flows -- Years Ended October 31,
              1996, 1995 and 1994...........................................        13
            Consolidated Statements of Stockholders' Equity -- Years Ended
              October 31, 1996, 1995 and 1994...............................        14
            Notes to Consolidated Financial Statements......................      15-22

        (2) Financial Statement Schedule -- Years Ended October 31, 1996, 1995 and 1994:

            Schedule II -- Valuation and Qualifying Accounts................       S-1

           All other schedules are omitted because they are not applicable.

        (3) Exhibits:

             3.1  -- Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended October 31,
                       1984)
             3.2  -- Amendment to the Certificate of Incorporation filed May 11, 1988
                       (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended October 31, 1988)
             3.3  -- Amendment to the Certificate of Incorporation filed March 23, 1989
                       (incorporated by reference to Exhibit 3.3 to the Company's annual report on
                       Form 10-K for the year ended October 31, 1989)
             3.4  -- Amendment to the Certificate of Incorporation filed March 28, 1990
                       (incorporated by reference to page 7 of the Company's definitive Proxy
                       Statement dated January 29, 1990)
             3.5  -- By-Laws
            10.1  -- Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company's definitive Proxy Statement dated January 30, 1985)
            10.2  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the
                       Company's Post-Effective Amendment No. 1 on Form S-8 relating to the
                       Company's Stock Option Plan dated April 16, 1987)
            10.3  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the
                       Company's Post-Effective Amendment No. 2 on Form S-8 relating to the
                       Company's Stock Option Plan dated October 19, 1988)
            10.4  -- 1992 Stock Option Plan (incorporated by reference to Exhibit A to the
                       Company's definitive Proxy Statement dated February 10, 1992)
            10.5  -- Form of Supplemental Retirement Agreement for selected key employees
                       (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended October 31, 1984) (such agreements having been entered into in the years 1979-1980)

            10.6  -- Form of Supplemental Retirement Agreement for selected key employees with change of control provisions (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended October
                       31, 1984) (such agreements having been entered into in 1984)
            10.7  -- Form of Supplemental Retirement Agreement for selected key employees, being the most current version of the agreements in Exhibits 10.5 and
                       10.6 above (incorporated by reference to Exhibit 10.4 to the Company's annual report on Form 10-K for the year ended October 31, 1986) (such agreements having been entered into since 1985 without material revisions)
            10.8  -- Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company
                       (incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended October 31, 1995).
            10.9  -- Retirement Plan for non-management members of the Board of Directors
                       (incorporated by reference to the description under the caption
                       "Meetings, Attendance and Fees" on page 4 of the Company's definitive
                       Proxy Statement dated January 30, 1989)
            10.10 -- Letter agreement between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters.
            21    -- Subsidiaries of the Company
            23    -- Consent of Independent Auditors
            27    -- Financial Data Schedule, which is submitted electronically to the
                       Securities and Exchange Commission for information only and not filed

(B) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.
Dated:  January 29, 1997
                                            By         ROBERT M. JOHNSON
                                             -----------------------------------
                                                      ROBERT M. JOHNSON
                                               Chairman of the Board and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                   NAME                                   TITLE                       DATE
------------------------------------------   --------------------------------   -----------------
            ROBERT M. JOHNSON                Chairman of the Board (and          January 24, 1997
------------------------------------------   Director) and Chief Executive
           (ROBERT M. JOHNSON)               Officer

             JAMES P. O'NEIL                 President and Chief Operating       January 24, 1997
------------------------------------------   Officer (also Director)
            (JAMES P. O'NEIL)

            DENISE J. FLETCHER               Vice President, Chief Financial     January 24, 1997
------------------------------------------   Officer
           (DENISE J. FLETCHER)

                    *                        Director                            January 24, 1997
------------------------------------------
            (ROBERT M. CONWAY)

                    *                        Director                            January 24, 1997
------------------------------------------
            (EDWARD H. MEYER)

                    *                        Director                            January 24, 1997
------------------------------------------
          (H. MARSHALL SCHWARZ)

                    *                        Director                            January 24, 1997
------------------------------------------
            (WENDELL M. SMITH)

                    *                        Director                            January 24, 1997
------------------------------------------
           (THOMAS O. STANLEY)

                    *                        Director                            January 24, 1997
------------------------------------------
              (VINCENT TESE)

                    *                        Director                            January 24, 1997
------------------------------------------
         (BEVERLEY B. WADSWORTH)

                    *                        Director                            January 24, 1997
------------------------------------------
            (RICHARD R. WEST)

*By        ROBERT M. JOHNSON
    -------------------------------
          (ROBERT M. JOHNSON)
                                        Attorney-in-Fact

                       BOWNE & CO. INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

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
             DESCRIPTION                   PERIOD        EXPENSES          (A)          PERIOD
-------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
          1996                            $6,269,000     $5,208,000     $2,714,000     $8,763,000
                                         ===========    ===========    ===========    ===========
          1995                            $6,592,000     $2,771,000     $3,094,000     $6,269,000
                                         ===========    ===========    ===========    ===========
          1994                            $6,550,000     $2,071,000     $2,029,000     $6,592,000
                                         ===========    ===========    ===========    ===========

---------------

(a) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

        EXHIBIT
         NO.                              DESCRIPTION
        ------  ----------------------------------------------------------------
         3.5    By-Laws

        10.10 Letter agreement between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters.

        21      Subsidiaries of the Company

        23      Consent of Independent Auditors

        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed