Form 10-Q
period 1997-01-31
BOWNE & CO INC
filed 1997-03-17
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,987,446 shares of common stock, par value $.01, outstanding as at March 13, 1997.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JANUARY 31,
                                                                                               1997       OCTOBER 31,
                                                                                           (UNAUDITED)       1996
                                                                                           ------------   -----------
                                                                                                (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents.............................................................   $ 44,529      $  31,879
    Marketable securities.................................................................      4,909          4,618
    Trade accounts receivable, less allowance for doubtful accounts of $10,657,000 and
     $8,763,000...........................................................................    167,667        156,817
    Inventories...........................................................................     40,577         33,509
    Prepaid expenses and other current assets.............................................     11,996          8,080
                                                                                           ------------   -----------
                Total current assets......................................................    269,678        234,903
Property, plant and equipment, less depreciation and amortization of $118,294,000 and
  $110,804,000............................................................................    132,811        128,583
Excess cost of subsidiaries over net assets at date of acquisition........................     21,850         13,867
Other assets..............................................................................      7,218          8,469
                                                                                           ------------   -----------
                    Totals................................................................   $431,557      $ 385,822
                                                                                           ============   ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt...................................   $  3,301      $   2,753
    Accounts payable......................................................................     21,829         21,317
    Accrued liabilities...................................................................     74,165         63,471
                                                                                           ------------   -----------
                Total current liabilities.................................................     99,295         87,541
Long-term debt -- net of current portion..................................................      2,762          2,495
Deferred employee compensation and benefits...............................................     15,639         15,052
                                                                                           ------------   -----------
                Total liabilities.........................................................    117,696        105,088
                                                                                           ------------   -----------
Stockholders' equity:
    Common stock, par value $.01, issued 19,394,455 shares in 1997 and 19,365,605 shares
     in 1996..............................................................................        194            194
    Additional paid-in capital............................................................     31,671         28,090
    Retained earnings.....................................................................    298,124        271,195
    Unrealized gains on marketable securities.............................................        954            747
    Foreign currency translation adjustment...............................................     (1,076)          (882)
    Treasury stock, at cost, 1,427,417 shares in 1997 and 1,677,184 in 1996...............    (16,006)       (18,610)
                                                                                           ------------   -----------
                Total stockholders' equity................................................    313,861        280,734
                                                                                           ------------   -----------
                    Totals................................................................   $431,557      $ 385,822
                                                                                           ============   ==========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                      ENDED
                                                                                                   JANUARY 31,
                                                                                                   (UNAUDITED)
                                                                                             -----------------------
                                                                                                 (000'S OMITTED)
                                                                                               1997           1996*
                                                                                             --------        -------
Net sales.................................................................................   $138,760        $90,728

Expenses:
    Cost of sales.........................................................................     77,041         55,797
    Selling and administrative............................................................     40,763         24,483
    Depreciation and amortization.........................................................      6,880          4,864
    Interest..............................................................................        169            194
                                                                                             --------        -------
                                                                                              124,853         85,338
                                                                                             --------        -------
Operating income..........................................................................     13,907          5,390
Gain on sale of subsidiary................................................................     35,273             --
Other income..............................................................................        460            922
                                                                                             --------        -------
Income before income taxes................................................................     49,640          6,312
                                                                                             --------        -------
Income taxes:
    State and local.......................................................................      6,305            616
    Federal...............................................................................     14,649          2,307
    Foreign...............................................................................        141           (204)
                                                                                             --------        -------
                                                                                               21,095          2,719
                                                                                             --------        -------
Net income................................................................................   $ 28,545        $ 3,593
                                                                                             ========        =======
Net income per share......................................................................      $1.61           $.21
                                                                                             ========        =======
Dividends per share.......................................................................       $.09           $.09
                                                                                             ========        =======

* Certain amounts have been reclassified to conform to the current year presentation.

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                   THREE MONTHS
                                                                                                       ENDED
                                                                                                 JANUARY 31, 1997
                                                                                                    (UNAUDITED)
                                                                                                 -----------------
                                                                                                  (000'S OMITTED)
Retained earnings at beginning of period.....................................................        $ 271,195
Net income...................................................................................           28,545
Dividends....................................................................................           (1,616)
                                                                                                      --------
Retained earnings at end of period...........................................................        $ 298,124
                                                                                                 ==================

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                  JANUARY 31,
                                                                                                  (UNAUDITED)
                                                                                           -------------------------
                                                                                                (000'S OMITTED)
                                                                                            1997                1996
Cash flows from operating activities:
    Net income.........................................................................    $28,545           $ 3,593
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization..................................................      6,880             4,864
        Provision for deferred employee compensation...................................        680               395
        Gain on sale of subsidiary.....................................................    (35,273)               --
        Changes in other current assets and liabilities, net of non-cash
        transactions...................................................................    (10,050)           (7,393)
                                                                                           -------           -------
    Net cash (used in) provided by operating activities................................     (9,218)            1,459
                                                                                           -------           -------

Cash flows from investing activities:
    Proceeds from sale of subsidiary...................................................     36,679                --
    Acquisition of businesses, net of cash acquired....................................     (3,369)               --
    Purchase of marketable securities or other investments.............................       (420)           (1,661)
    Proceeds from the sale of marketable securities and other investments..............        402             1,032
    Purchase of real estate, equipment and leasehold improvements......................     (9,167)           (9,236)
                                                                                           -------           -------
    Net cash provided by (used in) investing activities................................     24,125            (9,865)
                                                                                           -------           -------

Cash flows from financing activities:
    Proceeds from borrowings...........................................................        555             1,026
    Payment of debt....................................................................     (1,342)              (63)
    Proceeds from stock options exercised..............................................        444             2,123
    Purchase of treasury stock.........................................................       (297)               --
    Payment of dividends...............................................................     (1,616)           (1,578)
                                                                                           -------           -------
    Net cash (used in) provided by financing activities................................     (2,256)            1,508
                                                                                           -------           -------

Effect of exchange rate on cash........................................................         (1)               28
                                                                                           -------           -------
Increase (decrease) in cash and cash equivalents.......................................    $12,650           $(6,870)
                                                                                           =======           =======

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at January 31, 1997 and for the three months ended January 31, 1997 and 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1996 was derived from the Company's audited annual report for 1996.

     NOTE 2. Inventories of $40,577,000 in 1997 include raw materials of $6,128,000 and work in process of $34,449,000. At October 31, 1996, inventories of $33,509,000 included raw materials of $5,583,000 and work in process of $27,926,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares for the three months ended January 31, 1997 and 1996 were 17,773,208 and 17,483,271 respectively.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 31, 1997, the fair value of marketable securities exceeded cost by $1,646,000. At October 31, 1996, the fair value of marketable securities exceeded cost by $1,311,000. The net unrealized gains, after deferred taxes, were $954,000 and $747,000 at January 31, 1997 and October 31, 1996, respectively.

     NOTE 5. On January 6, 1997, the Company sold its 90% interest in Baseline Financial Services, Inc. The Company recorded a pre-tax gain of $35,273,000 and an after-tax gain of $20,005,000, or $1.13 per share. The sale will not have a significant effect on reported sales or earnings from normal operations in the future.

     During the quarter, the Company acquired 80% of IDOC, Inc., by issuing Bowne Common Stock from treasury shares, and 100% of the financial printing business of Williams Lea Group, Ltd. of the United Kingdom. Revenues and results of operations from these acquisitions will not have a significant effect on reported earnings for 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On January 31, 1997, the Company had a working capital ratio of 2.72 to 1 and working capital of $170,383,000.

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

                             RESULTS OF OPERATIONS

     The Company primarily provides printing and other related services to produce the varied documentation required by major financial transactions, corporate periodic reports, restructuring plans for bankrupt companies, communication to shareholders and mutual fund participants, and commercial printing. The sales value of each project is dependent, among other things, upon the size, complexity and type of document printed or service performed, the time allowed for completion and the level of changes required, and may be further impacted by the level of competition.

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

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1996

     Sales increased 53% to $138,760,000. The increase was primarily attributable to the continued increase in sales of transactional and non-transactional printing to corporate, mutual funds and specialized commercial printing clients and to a lesser extent due to acquisitions of IDOC, Inc. and the financial printing operations of Williams Lea Group, Ltd. The gross margin percentage increased by 6%, which is mainly attributable to higher levels of utilization associated with printing businesses and slightly offset by the margins associated with newer acquisitions. The overall increase in sales, combined with the increase in margins, contributed to a $26,788,000 growth in gross margin.

     Selling and administrative expenses increased $16,280,000 to $40,763,000. This increase was due in part to the variable costs associated with the higher level of sales and increases related to inflation.

     Depreciation and amortization increased $2,016,000, or 41%, primarily due to the expansion of facilities and the acquisition of equipment.

     Interest expense remained relatively constant.

     Other revenue decreased $462,000 due to lower investment income.

     The effective overall tax rate decreased slightly from 43% to 42%.

     Consequently, income before income taxes increased $43,328,000, of which $35,273,000 resulted from the sale of Baseline Financial Services, Inc.

     As a result of the foregoing, net income, after deducting the net gain of $20,005,000 from the sale of Baseline, was $8,540,000, an increase of 138% compared with $3,593,000 from the prior year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  March 17, 1997                        ROBERT M. JOHNSON
                              -----------------------------------------------
                                             ROBERT M. JOHNSON
                                   CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                        AND CHIEF EXECUTIVE OFFICER

Date:  March 17, 1997                       DENISE K. FLETCHER
                              -----------------------------------------------
                                            DENISE K. FLETCHER
                                           VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule