Form 10-Q
period 1997-04-30
BOWNE & CO INC
filed 1997-06-16
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 18,142,853 shares of common stock, par value $.01, outstanding as at June 12, 1997.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          APRIL 30,
                                                                                             1997       OCTOBER 31,
                                                                                         (UNAUDITED)        1996
                                                                                         ------------   ------------
                                                                                               (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents...........................................................   $ 11,653       $ 31,879
    Marketable securities...............................................................      4,390          4,618
    Trade accounts receivable, less allowance for doubtful accounts of $12,424,000 and
     $8,763,000.........................................................................    193,323        156,817
    Inventories.........................................................................     51,896         33,509
    Prepaid expenses and other current assets...........................................     12,424          8,080
                                                                                         ------------   ------------
                Total current assets....................................................    273,686        234,903
Property, plant and equipment, less depreciation and amortization of $124,645,000 and
  $110,804,000..........................................................................    140,974        128,583
Excess cost of subsidiaries over net assets at date of acquisition......................     57,032         13,867
Other assets............................................................................      8,998          8,469
                                                                                         ------------   ------------
                    Totals..............................................................   $480,690       $385,822
                                                                                         ============   ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt.................................   $ 14,919       $  2,753
    Accounts payable....................................................................     39,157         21,317
    Accrued liabilities.................................................................     77,671         63,471
                                                                                         ------------   ------------
                Total current liabilities...............................................    131,747         87,541
Long-term debt -- net of current portion................................................      4,193          2,495
Deferred employee compensation and benefits.............................................     16,048         15,052
                                                                                         ------------   ------------
                Total liabilities.......................................................    151,988        105,088
                                                                                         ------------   ------------
Stockholders' equity:
    Common stock, par value $.01, issued 19,456,880 shares in 1997 and 19,365,605 shares
     in 1996............................................................................        195            194
    Additional paid-in capital..........................................................     34,429         28,090
    Retained earnings...................................................................    310,362        271,195
    Unrealized gains on marketable securities...........................................        723            747
    Foreign currency translation adjustment.............................................     (1,984)          (882)
    Treasury stock, at cost, 1,333,227 shares in 1997 and 1,677,184 in 1996.............    (15,023)       (18,610)
                                                                                         ------------   ------------
                Total stockholders' equity..............................................    328,702        280,734
                                                                                         ------------   ------------
                    Totals..............................................................   $480,690       $385,822
                                                                                         ============   ============

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                                                                                   APRIL 30,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1997           1996*
                                                                                            --------        --------
Net sales................................................................................   $174,693        $136,396
Expenses:
    Cost of sales........................................................................     93,663          73,701
    Selling and administrative...........................................................     50,344          36,654
    Depreciation and amortization........................................................      6,723           4,938
    Interest.............................................................................        303             245
                                                                                            --------        --------
                                                                                             151,033         115,538
                                                                                            --------        --------
Operating income.........................................................................     23,660          20,858
Other income.............................................................................        859           1,518
                                                                                            --------        --------
Income before income taxes...............................................................     24,519          22,376
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      1,959           2,067
    Federal..............................................................................      7,499           7,053
    Foreign..............................................................................      1,195             742
                                                                                            --------        --------
                                                                                              10,653           9,862
                                                                                            --------        --------
Net income...............................................................................   $ 13,866        $ 12,514
                                                                                            ========        ========
Net income per share.....................................................................       $.76            $.71
                                                                                            ========        ========
Dividends per share......................................................................       $.09            $.09
                                                                                            ========        ========

                                                                                                   SIX MONTHS
                                                                                                     ENDED
                                                                                                   APRIL 30,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                (000'S OMITTED)
                                                                                              1997           1996*
                                                                                            --------        --------
Net sales................................................................................   $313,453        $227,124
Expenses:
    Cost of sales........................................................................    170,704         129,498
    Selling and administrative...........................................................     91,107          61,137
    Depreciation and amortization........................................................     13,603           9,802
    Interest.............................................................................        472             439
                                                                                            --------        --------
                                                                                             275,886         200,876
                                                                                            --------        --------
Operating income.........................................................................     37,567          26,248
Gain on sale of subsidiary...............................................................     35,273           --
Other income.............................................................................      1,319           2,440
                                                                                            --------        --------
Income before income taxes...............................................................     74,159          28,688
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      8,264           2,683
    Federal..............................................................................     22,148           9,360
    Foreign..............................................................................      1,336             538
                                                                                            --------        --------
                                                                                              31,748          12,581
                                                                                            --------        --------
Net income...............................................................................   $ 42,411        $ 16,107
                                                                                            ========        ========
Net income per share.....................................................................      $2.37            $.92
                                                                                            ========        ========
Dividends per share......................................................................       $.18            $.18
                                                                                            ========        ========

---------------
* Certain amounts have been reclassified to conform to the current year presentation.

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                              SIX MONTHS ENDED
                                                                                               APRIL 30, 1997
                                                                                                (UNAUDITED)
                                                                                              ----------------
                                                                                              (000'S OMITTED)

    Retained earnings at beginning of period........................................              $271,195
    Net income......................................................................                42,411
    Dividends.......................................................................                (3,244)
                                                                                                  --------
    Retained earnings at end of period..............................................              $310,362
                                                                                              =================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                  APRIL 30,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1997                 1996
Cash flows from operating activities:
    Net income.......................................................................    $ 42,411           $ 16,107
    Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization................................................      13,603              9,802
        Provision for deferred employee compensation.................................       1,089                826
        Gain on sale of subsidiary...................................................     (35,273)                --
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (35,284)           (30,851)
                                                                                         --------           --------
    Net cash used in operating activities............................................     (13,454)            (4,116)
                                                                                         --------           --------

Cash flows from investing activities:
    Proceeds from sale of subsidiary.................................................      36,679                 --
    Acquisitions of businesses, net of cash acquired.................................     (30,871)                --
    Purchase of marketable securities or other investments...........................      (1,128)            (2,581)
    Proceeds from the sale of marketable securities and other investments............       1,243              5,788
    Purchase of real estate, equipment and leasehold improvements....................     (20,569)           (18,289)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (14,646)           (15,082)
                                                                                         --------           --------

Cash flows from financing activities:
    Proceeds from borrowings.........................................................      11,678                907
    Payment of debt..................................................................      (1,659)              (132)
    Proceeds from stock options exercised............................................       1,464              2,307
    Purchase of treasury stock.......................................................        (423)                --
    Payment of dividends.............................................................      (3,244)            (3,162)
                                                                                         --------           --------

Net cash provided by (used in) financing activities..................................       7,816                (80)
                                                                                         --------           --------

Effect of exchange rate on cash......................................................          58                 30
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $(20,226)          $(19,248)
                                                                                         ========           ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at April 30, 1997 and for the three and six months ended April 30, 1997 and 1996 is unaudited and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1996 was derived from the Company's audited annual report for 1996.

     NOTE 2. Inventories of $51,896,000 in 1997 include raw materials of $6,069,000 and work in process of $45,827,000. At October 31, 1996, inventories of $33,509,000 included raw materials of $5,583,000 and work in process of $27,926,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 18,074,366 (three months) and 17,923,787 (six months) in 1997, and 17,606,959 (three months) and 17,551,137 (six months) in 1996.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 30, 1997, the fair value of marketable securities exceeded cost by $1,268,000. At October 31, 1996, the fair value of marketable securities exceeded cost by $1,311,000. The net unrealized gains, after deferred taxes, were $723,000 and $747,000 at April 30, 1997 and October 31, 1996, respectively.

     NOTE 5. During the second quarter of 1997, the Company acquired the companies described below, which were accounted for by the purchase method of accounting:

     The Company made a number of non-U.S. acquisitions for cash related to its localization business. In March, the Company purchased 100% of I&G COM, a French based company, and affiliates, 100% of ME&TA Software Localization Company S.L., based in Spain, 100% of Pacifitech, a Japanese based company, and 100% of GECAP Localization Technologies, a German based company, and its interests in affiliates. The goodwill recorded as a result of these acquisitions was approximately $29 million. The total purchase price for these companies was approximately $27 million including acquisition costs. In addition the Company has entered into an agreement to purchase ME&TA, S.L., based in Spain, for approximately $5 million.

     Also, the Company purchased two U.S. companies for a combination of cash and the Company's common stock to help grow its internally developed document outsourcing business which started in late 1996. The companies purchased were Imagineer, Inc., a Phoenix based company, and Internet Factory, Inc., a Detroit based company. The goodwill recorded as a result of these acquisitions was approximately $6 million. The purchase price for these companies, including acquisition costs, was approximately $6 million. The shares issued under the purchase agreements were 88,888 and 10,000 for Imagineer and Internet Factory, respectively. For Internet Factory, the purchase agreement requires that an additional 10,000 shares will be issued in both January 1998, and 1999.

     Goodwill related to the above acquisitions is being amortized over 40 years. The revenues and results of these acquisitions are not expected to have a significant effect on reported earnings for 1997.

     NOTE 6. In March, the Company entered into an agreement for a $25,000,000 unsecured short-term line of credit to be used for general corporate purposes. This agreement expires on July 1, 1997. At April 30, 1997 the Company had borrowed and had outstanding $10,000,000. The weighted average interest rate was 6.3%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On April 30, 1997, the Company had a working capital ratio of 2.08 to 1 and working capital of $141,939,000.

     During March, the Company completed the cash purchases of four localization companies with three located in Europe and the other in Japan. In addition, two smaller entities were acquired with a combination of cash and common stock of the Company. The cash generated from the sale of a subsidiary, Baseline Financial Services, Inc., during January plus the cash on hand was used to fund these acquisitions. It is expected that the cash generated from operations, working capital and the Company's existing and available borrowing capacity will be sufficient to continue funding these new businesses during the integration process, finance future acquisitions, provide for the payment of dividends and finance capital expenditures.

                                   CASH FLOWS

     The Company had net cash used in operating activities of $13,454,000 and $4,116,000 for the six months ended April 30, 1997 and 1996, respectively.

     Net cash used in investing activities was $14,646,000 and $15,082,000 for the six months ended April 30, 1997 and 1996, respectively. This included expenditures related to the expansion of facilities and continued investments in new technologies. In 1997, the Company derived $36,679,000 from the sale of a subsidiary, which was principally used to fund the cash expenditures for new businesses of $30,871,000.

     Cash provided by (used in) financing activities was $7,816,000 and $(80,000) for the six months ended April 30, 1997 and 1996, respectively. In 1997, the Company borrowed $10,000,000 from a short-term line of credit facility.

                                FOREIGN EXCHANGE

     The Company derives a portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

                       RESULTS OF OPERATIONS AND OUTLOOK

     The Company primarily provides printing and other related services. The Company recently expanded its lines of business to include information management, global document creation and dissemination, and internet services. Some of the revenues related to the printing business are affected by the cylical conditions of the capital markets.

     As mentioned above, during the second quarter the Company acquired three localization companies based in Europe and one in Japan. These acquisitions, along with the localization company purchased during the first quarter of fiscal 1997, will provide the Company with a major presence in the localization market. Microsoft, Inc. is expected to be the largest customer of the localization business. In addition, in late 1996 the Company started a new business unit to provide document outsourcing, to which were added two small business units. The revenues associated with the localization business and the newly formed outsourcing units traditionally have lower margins than those of the print operations when the capital markets are robust. However, these units are less cyclical in nature and are expected to have steadier margins. During the fiscal quarter ended April 30, 1997 the sales related to these acquisitions and the new business unit amounted to 6.8% of sales and these businesses had a minor negative impact on the overall operations to date. The Company anticipates, for the near future, that these businesses will continue to have a minor negative short-term impact on overall margins and profitability.

QUARTER ENDED APRIL 30, 1997 COMPARED TO QUARTER ENDED APRIL 30, 1996

     Sales increased by $38,297,000, or 28%, to $174,693,000. The increase was primarily attributable to higher levels of demand for transactional printing services and continued growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions completed during the year. The overall gross margin remained relatively constant at 46%.

     Other revenue decreased $659,000 due to lower levels of capital gains on the sale of marketable securities.

     Selling and administrative expenses increased $13,690,000 to $50,344,000. This increase was due in part to the variable costs associated with sales and profitability and to a lesser extent, to the selling and administrative costs related to the new businesses.

     Depreciation and amortization increased $1,785,000, or 36%, primarily due to the expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to new businesses.

     Interest expense remained relatively unchanged.

     The effective overall tax rate decreased slightly from 44% to 43%.

     As a result of the foregoing, income before income taxes was $24,519,000 and net income increased 11% to $13,866,000.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

     Sales increased 38%, or $86,329,000, to $315,453,000 as a result of higher levels of demand for transactional printing services, which generated higher margins. In addition, sales increased as a result of the acquisitions completed during the year. The overall increase in sales, combined with an increase in the gross margin percentage from 43% to 46%, contributed to an increase in gross margin of $45,123,000.

     Other revenue, consisting primarily of investment income, decreased $1,121,000 due to lower levels of capital gains on the sale of marketable securities.

     Selling and administrative expenses increased $29,970,000 to $91,107,000, due to increases in expenses related to sales and profitability and, to a lesser extent, to the selling and administrative costs related to the new businesses.

     Depreciation and amortization increased $3,801,000 primarily due to expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to the new businesses.

     Interest expense remained relatively unchanged.

     The effective overall income tax rate decreased slightly from 44% to 43%.

     As a result of the foregoing, net income, after deducting the net gain of $20,005,000 from the sale of Baseline Financial Services, Inc., was $22,406,000, an increase of 39% compared with $16,107,000 from the prior year period.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  June 16, 1997                         ROBERT M. JOHNSON
                              -----------------------------------------------
                                             ROBERT M. JOHNSON
                                 (CHAIRMAN OF THE BOARD (AND DIRECTOR) AND
                                         CHIEF EXECUTIVE OFFICER)

Date:  June 16, 1997                        DENISE K. FLETCHER
                              -----------------------------------------------
                                            DENISE K. FLETCHER
                                 (VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   3.1                      Restated Certificate of Incorporation

  27                        Financial Data Schedule