Form 10-Q
period 1997-07-31
BOWNE & CO INC
filed 1997-09-15
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 18,201,941 shares of common stock, par value $.01, outstanding as at September 10, 1997.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           JULY 31,
                                                                                             1997       OCTOBER 31,
                                                                                         (UNAUDITED)        1996
                                                                                         ------------   ------------
                                                                                               (000'S OMITTED
                                                                                           EXCEPT PER SHARE DATA)
                                                       ASSETS

Current assets:

    Cash and cash equivalents...........................................................   $ 24,944       $ 31,879

    Marketable securities...............................................................      5,431          4,618

    Trade accounts receivable, less allowance for doubtful accounts of $10,177 and
     $8,763.............................................................................    201,635        156,817

    Inventories.........................................................................     44,779         33,509

    Prepaid expenses and other current assets...........................................     12,720          8,080
                                                                                           --------       --------
                Total current assets....................................................    289,509        234,903

Property, plant and equipment, less depreciation and amortization of $132,329 and
  $110,804..............................................................................    138,737        128,583

Excess cost of subsidiaries over net assets at date of acquisition......................     60,434         13,867

Other assets............................................................................     10,210          8,469
                                                                                           --------       --------
                    Totals..............................................................   $498,890       $385,822
                                                                                           ========       ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable and current portion of long-term debt.................................   $ 15,300       $  2,753

    Accounts payable....................................................................     26,320         21,317

    Accrued liabilities.................................................................     93,201         63,471
                                                                                           --------       --------
                Total current liabilities...............................................    134,821         87,541

Long-term debt -- net of current portion................................................      5,239          2,495

Deferred employee compensation and benefits.............................................     16,441         15,052
                                                                                           --------       --------
                Total liabilities.......................................................    156,501        105,088
                                                                                           --------       --------

Stockholders' equity:
    Common stock, par value $.01, issued 19,549,023 shares in 1997 and 19,365,605 shares
     in 1996............................................................................        195            194
    Additional paid-in capital..........................................................     35,778         28,090
    Retained earnings...................................................................    322,946        271,195
    Unrealized gains on marketable securities...........................................        977            747
    Foreign currency translation adjustment.............................................     (1,939)          (882)
    Treasury stock, at cost, 1,349,407 shares in 1997 and 1,677,184 shares in 1996......    (15,568)       (18,610)
                                                                                           --------       --------
                Total stockholders' equity..............................................    342,389        280,734
                                                                                           --------       --------
                    Totals..............................................................   $498,890       $385,822
                                                                                           ========       ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  THREE MONTHS
                                                                                                     ENDED
                                                                                                    JULY 31,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                 (000'S OMITTED
                                                                                             EXCEPT PER SHARE DATA)
                                                                                              1997           1996*
                                                                                            --------        --------
Net sales................................................................................   $182,672        $134,153
Expenses:
    Cost of sales........................................................................     99,335          72,346
    Selling and administrative...........................................................     51,612          36,336
    Depreciation and amortization........................................................      7,561           5,398
    Interest.............................................................................        684             163
                                                                                            --------        --------
                                                                                             159,192         114,243
                                                                                            --------        --------

Operating income.........................................................................     23,480          19,910
Other income.............................................................................        705           2,375
                                                                                            --------        --------
Income before income taxes...............................................................     24,185          22,285
                                                                                            --------        --------
Income taxes:
    State and local......................................................................      2,351           1,427
    Federal..............................................................................      7,114           7,376
    Foreign..............................................................................        503             320
                                                                                            --------        --------
                                                                                               9,968           9,123
                                                                                            --------        --------
Net income...............................................................................   $ 14,217        $ 13,162
                                                                                            ========        ========
Net income per share.....................................................................       $.78            $.75
                                                                                            ========        ========
Dividends per share......................................................................       $.09            $.09
                                                                                            ========        ========

                                                                                                  NINE MONTHS
                                                                                                     ENDED
                                                                                                    JULY 31,
                                                                                                  (UNAUDITED)
                                                                                            ------------------------
                                                                                                 (000'S OMITTED
                                                                                             EXCEPT PER SHARE DATA)
                                                                                              1997           1996*
                                                                                            --------        --------
Net sales................................................................................   $496,125        $361,277
Expenses:
    Cost of sales........................................................................    270,039         201,844
    Selling and administrative...........................................................    142,719          97,473
    Depreciation and amortization........................................................     21,164          15,200
    Interest.............................................................................      1,156             602
                                                                                            --------        --------
                                                                                             435,078         315,119
                                                                                            --------        --------

Operating income.........................................................................     61,047          46,158
Gain on sale of subsidiary...............................................................     35,273              --
Other income.............................................................................      2,024           4,815
                                                                                            --------        --------
Income before income taxes...............................................................     98,344          50,973
                                                                                            --------        --------
Income taxes:
    State and local......................................................................     10,615           4,110
    Federal..............................................................................     29,262          16,736
    Foreign..............................................................................      1,839             858
                                                                                            --------        --------
                                                                                              41,716          21,704
                                                                                            --------        --------
Net income...............................................................................   $ 56,628        $ 29,269
                                                                                            ========        ========
Net income per share.....................................................................      $3.15           $1.67
                                                                                            ========        ========
Dividends per share......................................................................       $.27            $.27
                                                                                            ========        ========

---------------
* Certain amounts have been reclassified to conform to the current year presentation.

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                NINE MONTHS
                                                                                                   ENDED
                                                                                               JULY 31, 1997
                                                                                                (UNAUDITED)
                                                                                              ----------------
                                                                                              (000'S OMITTED)

    Retained earnings at beginning of period........................................              $271,195
    Net income......................................................................                56,628

    Dividends.......................................................................                (4,877)
                                                                                                  --------
    Retained earnings at end of period..............................................              $322,946
                                                                                              =================

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                                 (UNAUDITED)
                                                                                         ---------------------------
                                                                                               (000'S OMITTED)
                                                                                           1997                 1996
Cash flows from operating activities:
    Net income.......................................................................    $ 56,628           $ 29,269
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization................................................      21,164             15,200
        Provision for deferred employee compensation.................................       1,482              1,271
        Gain on sale of subsidiary...................................................     (35,273)                --
        Changes in other current assets and liabilities, net of non-cash
        transactions.................................................................     (34,534)           (41,722)
                                                                                         --------           --------
    Net cash provided by operating activities........................................       9,467              4,018
                                                                                         --------           --------

Cash flows from investing activities:
    Proceeds from sale of subsidiary.................................................      36,679                 --
    Acquisitions of businesses, net of cash acquired.................................     (34,118)                --
    Purchase of marketable securities or other investments...........................      (3,127)            (3,017)
    Proceeds from the sale of marketable securities and other investments............       1,744             16,210
    Purchase of property, plant and equipment........................................     (25,033)           (32,662)
                                                                                         --------           --------
    Net cash used in investing activities............................................     (23,855)           (19,469)
                                                                                         --------           --------

Cash flows from financing activities:
    Proceeds from borrowings.........................................................      22,820                 --
    Payment of debt..................................................................     (12,328)            (2,323)
    Proceeds from stock options exercised............................................       2,776              2,921
    Purchase of treasury stock.......................................................        (968)              (417)
    Payment of dividends.............................................................      (4,877)            (4,748)
                                                                                         --------           --------

Net cash provided by (used in) financing activities..................................       7,423             (4,567)
                                                                                         --------           --------

Effect of exchange rate changes on cash..............................................          30                 36
                                                                                         --------           --------
Decrease in cash and cash equivalents................................................    $ (6,935)          $(19,982)
                                                                                         ========           ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at July 31, 1997 and for the three and nine months ended July 31, 1997 and 1996 is unaudited and, in the opinion of the Company, reflects all adjustments necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at October 31, 1996 was derived from the Company's audited annual report for 1996.

     NOTE 2. Inventories of $44,779,000 in 1997 include raw materials of $5,726,000 and work in process of $39,053,000. At October 31, 1996, inventories of $33,509,000 included raw materials of $5,583,000 and work in process of $27,926,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares was 18,151,250 (three months) and 17,999,608 (nine months) in 1997, and 17,625,439 (three months) and 17,575,904 (nine months) in 1996.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 31, 1997, the fair value of marketable securities exceeded cost by $1,656,000. At October 31, 1996, the fair value of marketable securities exceeded cost by $1,311,000. The net unrealized gains, after deferred taxes, were $977,000 and $747,000 at July 31, 1997 and October 31, 1996, respectively.

     NOTE 5. During March 1997, the Company entered into a temporary short-term line of credit for $25,000,000 to be used for general corporate purposes. The Company borrowed $20,000,000 under this agreement, of which $10,000,000 was repaid in July with the remainder paid in August.

     On July 7, 1997, the Company entered into a new unsecured five-year revolving credit agreement for $200,000,000 with a consortium of banks. This agreement replaced the temporary $25,000,000 short-term line, which was repaid in August. There were no borrowings or amounts outstanding under the new revolving credit agreement as of July 31, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On July 31, 1997, the Company had a working capital ratio of 2.15 to 1 and working capital of $154,688,000.

     During March 1997, the Company completed the cash purchases of four localization companies with three located in Europe and the other in Japan. In addition, two smaller entities, including an Internet company, were acquired with a combination of cash and common stock of the Company. The cash generated from the sale of a subsidiary, Baseline Financial Services, Inc., during January 1997 plus cash generated from operations were used to fund these acquisitions. It is expected that the cash generated from operations, working capital and the Company's existing and available credit facilities will be sufficient to fund these new businesses during the integration process, finance future acquisitions, finance capital expenditures, and provide for the payment of dividends.

                                   CASH FLOWS

     The Company had net cash provided by operating activities of $9,467,000 and $4,018,000 for the nine months ended July 31, 1997 and 1996, respectively.

     Net cash used in investing activities was $23,855,000 and $19,469,000 for the nine months ended July 31, 1997 and 1996, respectively. This included expenditures related to the expansion of facilities and continued investments in new technologies. In 1997, the Company derived $36,679,000 from the sale of a subsidiary, which was principally used to fund the cash expenditures for new businesses of $34,118,000.

     Net cash provided by (used in) financing activities was $7,423,000 and $(4,567,000) for the nine months ended July 31, 1997 and 1996, respectively. In 1997, the Company borrowed $20,000,000 from a temporary short-term line of credit facility, of which $10,000,000 was repaid in July with the remainder repaid in August. During July 1997, the Company entered into a $200,000,000 five-year revolving line of credit facility.

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

                       RESULTS OF OPERATIONS AND OUTLOOK

     The Company primarily provides printing and other related services. The Company recently expanded its lines of business to include information management, global document creation and dissemination, and Internet services. Revenues related to the transactional financial printing business are affected by cyclical conditions of the capital markets.

     As mentioned above, the Company acquired three localization companies based in Europe and one in Japan. These acquisitions, along with the localization company purchased during the first quarter of fiscal 1997, will provide the Company with a major presence in the localization market. Microsoft, Inc. is expected to be the largest customer of the localization business. In addition, in late 1996 the Company started two new business units to provide document outsourcing and digital print services. The Company also acquired two small units, one of which provides Internet services. The revenues associated with the localization business and the newly formed document outsourcing and digital print units traditionally have lower margins than those of the print operations when the capital markets are robust. However, these units are less cyclical in nature and are expected to have steadier margins. During the nine months ended July 31, 1997 the sales related to these acquisitions and the new business units amounted to 7.3% of sales. At this time management believes that these businesses will not have a significant impact on the Company's overall revenues and income from operations for 1997.

      QUARTER ENDED JULY 31, 1997 COMPARED TO QUARTER ENDED JULY 31, 1996

     Net sales increased by $48,519,000, or 36%, to $182,672,000. The increase was primarily attributable to higher levels of demand for transactional printing services and continued growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions completed during the year. The overall increase in sales contributed to a $21,530,000 growth in gross margin.

     Other income decreased $1,670,000 due to lower levels of capital gains on the sale of marketable securities.

     Selling and administrative expenses increased $15,276,000 to $51,612,000. This increase was due in part to the variable costs associated with sales and profitability and to a lesser extent, to the selling and administrative costs related to the new businesses.

     Depreciation and amortization increased $2,163,000, or 40%, primarily due to the expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to the new businesses.

     Interest expense increased by $521,000 primarily as a result of interest related to borrowings under the short-term line of credit.

     The effective overall tax rate remained relatively unchanged at 41%.

     As a result of the foregoing, net income was $14,217,000 an increase of 8% compared with $13,162,000 for the same period last year.

  NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996

     Net sales increased 37%, or $134,848,000, to $496,125,000 as a result of higher levels of demand for transactional financial printing services, which generated higher margins. In addition, sales increased as a result of the acquisitions completed during the year. The overall increase in sales contributed to an increase in gross margin of $66,653,000.

     Other income, consisting primarily of investment income, decreased $2,791,000 due to lower levels of capital gains on the sale of marketable securities.

     Selling and administrative expenses increased $45,246,000 to $142,719,000, due to increases in expenses related to sales and profitability and, to a lesser extent, to the selling and administrative costs related to the new businesses.

     Depreciation and amortization increased $5,964,000, primarily due to expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to the new businesses.

     Interest expense increased by $554,000 primarily as a result of interest related to borrowings under the short-term line of credit.

     The effective overall income tax rate decreased slightly from 43% to 42%.

     As a result of the foregoing, net income, after deducting the net gain of $20,005,000 from the sale of Baseline Financial Services, Inc., was $36,623,000, an increase of 25% compared with $29,269,000 from the prior year period.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  September 15, 1997                    ROBERT M. JOHNSON
                              -----------------------------------------------
                                             ROBERT M. JOHNSON
                                   (CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                       AND CHIEF EXECUTIVE OFFICER)

Date:  September 15, 1997                   DENISE K. FLETCHER
                              -----------------------------------------------
                                            DENISE K. FLETCHER
                                 (VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule