Form 10-QT
period 1996-12-31
BOWNE & CO INC
filed 1997-12-15
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

  [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                         OR

  [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM NOVEMBER 1, 1996 TO DECEMBER 31, 1996

                             ----------------------

                         COMMISSION FILE NUMBER 1-5842

                             ----------------------

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

          BOWNE & CO., INC.'S FORMER FISCAL YEAR ENDED ON OCTOBER 31.
     THE DECISION WAS MADE ON OCTOBER 30, 1997 TO CHANGE IT TO DECEMBER 31. (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 17,958,041 shares of common stock, par value $.01, outstanding as at December 31, 1996.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,    OCTOBER 31,
                                                                                              1996           1996
                                                                                          -------------   -----------
                                                                                                (000'S OMITTED)
                                                       ASSETS
Current assets:
    Cash and cash equivalents............................................................   $  24,097      $  31,879
    Marketable securities................................................................       4,488          4,618
    Trade accounts receivable, less allowance for doubtful accounts of $9,702 and
     $8,763..............................................................................     162,934        156,817
    Inventories..........................................................................      41,917         33,509
    Prepaid expenses and other current assets............................................      12,385          8,080
                                                                                             --------       --------
                Total current assets.....................................................     245,821        234,903
Property, plant and equipment, less depreciation and amortization of $116,576 and
  $110,804...............................................................................     131,983        128,583
Excess cost of subsidiaries over net assets at date of acquisition.......................      21,847         13,867
Other assets.............................................................................       8,616          8,469
                                                                                             --------       --------
                    Totals...............................................................   $ 408,267      $ 385,822
                                                                                             ========       ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable and current portion of long-term debt..................................   $   4,004      $   2,753
    Accounts payable.....................................................................      27,840         21,317
    Accrued liabilities..................................................................      67,122         63,471
                                                                                             --------       --------
                Total current liabilities................................................      98,966         87,541
Long-term debt -- net of current portion.................................................       2,424          2,495
Deferred employee compensation and benefits..............................................      15,321         15,052
                                                                                             --------       --------
                Total liabilities........................................................     116,711        105,088
                                                                                             --------       --------
Stockholders' equity:
    Common stock, par value $.01, issued 19,378,255 shares at December 31, 1996 and
     19,365,605 shares at October 31, 1996...............................................         194            194
    Additional paid-in capital...........................................................      31,422         28,090
    Retained earnings....................................................................     276,379        271,195
    Unrealized gains on marketable securities............................................         660            747
    Foreign currency translation adjustment..............................................      (1,283)          (882)
    Treasury stock, at cost, 1,420,214 shares at December 31, 1996 and 1,677,184 at
     October 31, 1996....................................................................     (15,816)       (18,610)
                                                                                             --------       --------
                Total stockholders' equity...............................................     291,556        280,734
                                                                                             --------       --------
                    Totals...............................................................   $ 408,267      $ 385,822
                                                                                             ========       ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      TWO MONTHS       THREE MONTHS
                                                                                         ENDED             ENDED
                                                                                     DECEMBER 31,       JANUARY 31,
                                                                                         1996              1996*
                                                                                     -------------     -------------
                                                                                      (UNAUDITED)       (UNAUDITED)

                                                                                             (000'S OMITTED)
Net sales...........................................................................    $90,218           $90,728
Expenses:
    Cost of sales...................................................................     49,467            55,797
    Selling and administrative......................................................     26,831            24,483
    Depreciation and amortization...................................................      4,716             4,864
    Interest........................................................................        120               194
                                                                                        -------           -------
                                                                                         81,134            85,338
                                                                                        -------           -------
Operating income....................................................................      9,084             5,390
Other income........................................................................        228               922
                                                                                        -------           -------
Income before income taxes..........................................................      9,312             6,312
                                                                                        -------           -------
Income taxes:
    State and local.................................................................        890               616
    Federal.........................................................................      3,475             2,307
    Foreign.........................................................................       (237)             (204)
                                                                                        -------           -------
                                                                                          4,128             2,719
                                                                                        -------           -------
Net income..........................................................................    $ 5,184           $ 3,593
                                                                                        =======           =======
Net income per share................................................................    $   .29           $   .21
                                                                                        =======           =======
Dividends per share.................................................................    $    --           $   .09
                                                                                        =======           =======

* Certain amounts have been reclassified to conform to the current period presentation.

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      TWO MONTHS       THREE MONTHS
                                                                                         ENDED             ENDED
                                                                                     DECEMBER 31,       JANUARY 31,
                                                                                         1996              1996
                                                                                     -------------     -------------
                                                                                      (UNAUDITED)       (UNAUDITED)

                                                                                             (000'S OMITTED)
Cash flows from operating activities:
    Net income......................................................................    $ 5,184           $ 3,593
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization...............................................      4,716             4,864
        Provision for deferred employee compensation................................        282               395
        Changes in other current assets and liabilities, net of non-cash
        transactions................................................................     (8,792)           (7,393)
                                                                                     -------------     -------------
    Net cash provided by operating activities.......................................      1,390             1,459
                                                                                     -------------     -------------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired.................................     (3,369)               --
    Purchase of marketable securities or other investments..........................       (231)           (1,661)
    Proceeds from the sale of marketable securities and other investments...........        300             1,032
    Purchase of property, plant, and equipment......................................     (5,630)           (9,236)
                                                                                     -------------     -------------
    Net cash used in investing activities...........................................     (8,930)           (9,865)
                                                                                     -------------     -------------

Cash flows from financing activities:
    Proceeds from borrowings........................................................        894             1,026
    Payment of debt.................................................................     (1,265)              (63)
    Proceeds from stock options exercised...........................................        207             2,123
    Purchase of treasury stock......................................................       (107)               --
    Payment of dividends............................................................         --            (1,578)
                                                                                     -------------     -------------
    Net cash (used in) provided by financing activities.............................       (271)            1,508
                                                                                     -------------     -------------

Effect of exchange rate changes on cash.............................................         29                28
                                                                                     -------------     -------------
Decrease in cash and cash equivalents...............................................    $(7,782)          $(6,870)
                                                                                     =============     =============

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein at December 31, 1996 and for the periods ended December 31, 1996 and January 31, 1996 is unaudited and, in the opinion of the Company, reflects all adjustments (which include only normal recurring accruals) necessary for a fair presentation of the financial position as of that date and the results of operations for those periods, respectively. The information in the Condensed Consolidated Balance Sheet as of October 31, 1996 was derived from the Company's 1996 audited financial statements.

     NOTE 2. Inventories of $41,917,000 at December 31, 1996 include raw materials of $6,068,000 and work in process of $35,849,000. At October 31, 1996, inventories of $33,509,000 included raw materials of $5,583,000 and work in process of $27,926,000.

     NOTE 3. Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of shares for the two months ended December 31, 1996 and three months ended January 31, 1996 were 17,918,242 and 17,483,271, respectively.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 is designed to improve the EPS information in financial statements by simplifying the existing computational guidelines (i.e., APB Opinion No. 15, "Earnings Per Share"), revising the disclosure requirements and increasing the comparability of EPS on an international basis. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The application of FAS 128 does not have a material effect on the periods included in this report.

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 1996, the fair value of marketable securities exceeded cost by $1,269,000. At October 31, 1996, the fair value of marketable securities exceeded cost by $1,311,000. The net unrealized gains, after deferred taxes, were $660,000 and $747,000 at December 31, 1996 and October 31, 1996, respectively.

     NOTE 5. During November 1996, the Company acquired 80% of IDOC, Inc., a localization company, by issuing 261,438 shares of Bowne Common Stock from treasury shares, and 100% of the financial printing business of Williams Lea Group, Ltd. of the United Kingdom for cash. Both acquisitions were accounted for by the purchase method of accounting. Revenues and results of operations from these acquisitions were not significant for the period ended December 31, 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company has a strong financial position with excellent liquidity. On December 31, 1996, the Company had a working capital ratio of 2.48 to 1 and working capital of $146,855,000.

     During November 1996, the Company completed the cash purchase of the financial printing business of Williams Lea Group, Ltd. Cash generated from operations was used to fund this acquisition. It is expected that the cash generated from operations, working capital and the Company's available credit facilities will be sufficient to fund the new businesses during the integration process, finance future acquisitions, finance capital expenditures, and provide for the payment of dividends.

                                FOREIGN EXCHANGE

     The Company derived a small portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

                                   CASH FLOWS

     The Company had net cash provided by operating activities of $1,390,000 for the two months ended December 31, 1996 and $1,459,000 for the three months ended January 31, 1996.

     Net cash used in investing activities was $8,930,000 for the two months ended December 31, 1996 and reflected expenditures related to the expansion of facilities and funds used for one of the acquisitions. Net cash used in investing activities was $9,865,000 for the three months ended January 31, 1996 and included a greater level of capital expenditures as compared to the two-month period.

     Net cash provided by (used in) financing activities was ($271,000) for the two months ended December 31, 1996 and $1,508,000 for the three months ended January 31, 1996. During the three month period ended January 31, 1996, cash was provided by proceeds from stock options exercised and borrowings offset by the January 1996 dividend payment. The net cash used during the two months ended December 31, 1996, resulted from lower proceeds from stock options exercised and increased debt repayment. There was no dividend payment during the two month period.

                             RESULTS OF OPERATIONS

     The Company primarily provides printing and other related services. Revenues related to the transactional financial printing business are affected by cyclical conditions of the capital markets.

     In late 1996, the Company acquired a localization company and started two new business units to provide document outsourcing and digital print services. The revenues associated with these businesses traditionally have lower margins than those of the print operations when the capital markets are robust, however, these units are less cyclical in nature and are expected to have steadier margins. As such, these lines of business did not have a significant impact on results of operations for the two months ended December 31, 1996.

 TWO MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31,
                                      1996

     On October 30, 1997, the Company elected to change the date of its fiscal year-end to December 31. The management discussion that follows compares the two months ended December 31, 1996 to the three months ended January 31, 1996. The Company did not recast the data for the two month period ended December 31, 1995 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast this period would have been impractical and would have required significant judgmental estimates.

     The Company's net sales for the two months ended December 31, 1996 amounted to $90,218,000 compared to net sales of $90,728,000 for the three months ended January 31, 1996. The two months ended December 31, 1996 reflected the greater demand for transactional sales resulting from the continued strength in the capital markets. In addition, to a lesser extent this period included sales from the newly acquired companies of IDOC, Inc. and the financial printing operations of Williams Lea Group, Ltd. The gross margin percentage was 45% for the two months ended December 31, 1996 compared to 39% for the three months ended January 31, 1996. The gross profit margin increase was mainly attributable to higher levels of utilization associated with the printing businesses.

     Selling and administrative expenses for the two months ended December 31, 1996 totaled $26,831,000 compared to $24,483,000 for the three months ended January 31, 1996. The increase was due in part to the variable costs associated with increased sales and profitability in our printing businesses, and to a lesser extent, the selling and administrative costs related to the new businesses.

     Depreciation and amortization for the two months ended December 31, 1996 amounted to $4,716,000 compared to $4,864,000 for the three months ended January 31, 1996. Depreciation and amortization for the two months ended December 31, 1996 reflected higher charges resulting from a greater level of fixed assets compared to the asset level for the prior year period and, to a lesser extent, charges related to the new businesses.

     Interest expense for the two months ended December 31, 1996 was proportionately comparable to the three months ended January 31, 1996 because the debt levels remained fairly constant.

     Other income for the two months ended December 31, 1996 amounted to $228,000 compared to $922,000 for the three months ended January 31, 1996. This decrease resulted from lower investment income.

     The effective overall tax rate increased slightly to 44% for the two months ended December 31, 1996 from 43% for the three months ended January 31, 1996.

     As a result of the foregoing, net income was $5,184,000 for the two months ended December 31, 1996 compared to $3,593,00 for the three months ended January 31, 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Date:  December 15, 1997                     ROBERT M. JOHNSON
                              -----------------------------------------------
                                             ROBERT M. JOHNSON
                                   CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                        AND CHIEF EXECUTIVE OFFICER

Date:  December 15, 1997                    DENISE K. FLETCHER
                              -----------------------------------------------
                                            DENISE K. FLETCHER
                                           VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule