Form 10-K405
period 1997-12-31
BOWNE & CO INC
filed 1998-03-31
CIK 13610

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               ------------------
                                   FORM 10-K
                               ------------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

    For the transition period from ____________ to____________

                           COMMISSION FILE NO. 1-5842
                               ------------------

                               BOWNE & CO., INC.
             (Exact name of Registrant as specified in its charter)

                        NEW YORK                                                13-2618477
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                              Identification Number)

                   345 HUDSON STREET
                   NEW YORK, NEW YORK                                             10014
        (Address of principal executive offices)                                (Zip code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on March 24, 1998, was $739,875,384. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 18,322,046 shares of Common Stock outstanding as at March 24, 1998.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

     Notice of Annual Meeting of Stockholders and Proxy
        Statement anticipated to be dated April 10, 1998....  Part III, Items 11-12
                                                              Part IV, Item 14

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was established in 1775 and incorporated in 1968 in the State of New York. (The Registrant and its subsidiaries are hereinafter collectively referred to as the "Company," unless otherwise noted.)

     The Company is in the midst of a major re-focusing of its business, one that will take a number of years to accomplish. Its business is being re-focused on "Empowering Information," a term used to define the management, repurposing and distribution of a client's information to any audience, through any medium, in any language, anywhere in the world. The Company manages and repurposes the information for distribution by digital, Internet or paper media. It manages documents on the clients' site or at its own facilities. It provides business services and solutions for transactional financial, corporate reporting and mutual fund printing, digital data management, Internet services, localization, translation and document management outsourcing, among others. Until recently, the Company's focus was principally on financial printing and certain types of commercial printing. Management believes the transition now underway will allow the Company to leverage the document management and information management technologies it has traditionally employed into a variety of new business solutions for its customers worldwide. Those newer services complement the Company's older business, as well as one another. The Company views its business as providing solutions that empower its clients' information on any medium.

     The transactional financial printing market consists primarily of transactional financial, corporate reporting, and mutual fund printing. Transactional financial printing includes registration statements, tax-exempt offering circulars, prospectuses, loan agreements, special proxy statements, tender offer materials and other documents related to corporate financings, acquisitions and mergers. Corporate reporting includes interim reports and regular proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Form 10-K and other forms, and stock exchange listing applications. Mutual fund printing includes regulatory and stockholder communications such as annual or semi-annual reports, prospectuses, information statements, and marketing related materials. The Company receives its clients' information in myriad formats and repurposes it for distribution typically in print or digitally via EDGAR or Internet formats.

     One of the Company's newer solution offerings, digital data management, assists customers by providing their individual clients with high-speed, customized periodic statements or other on demand printing. Such customers include mutual funds, stock brokers, investment banks, retail banks and other financial institutions that manage multi-option client portfolios, healthcare providers, insurance companies and others that manage 401(k) and other retirement plans, and employers which offer multiple benefit options to their employees.

     In 1997, the Company began offering its customers the design and maintenance of customized websites. Through a recent acquisition the Company has begun to provide development of advanced data-mining tools which enable financial institutions and others to strengthen client relationships with database-driven websites that tailor information to the needs of individual users.

     In late 1996, the Company began offering localization services which enhanced its traditional translation offerings. The Company's localization services principally focus on the worldwide software industry by localizing and re-engineering software for use in countries other than the country of original development. This service may involve language translation, machine translation, testing applications and in some cases the custom creation of content. One application of localization, for which demand is growing, is the globalization of software products and other client information, by which their distribution around the world is made practicable. The Company also offers the traditional translation of written documents, including highly confidential legal documents, medical information bulletins and other materials.

     In late 1996, the Company began to offer outsourcing of document management to the financial service and legal communities. Outsourcing includes the on-site management of document building and reproduction operations at the facilities of customers, off-site backup of those same services, specialized applications of graphics and presentation technologies, and digital file and case management systems.

     Commercial printing consists of business forms, sales literature and aids, annual reports, point of purchase materials, market letters, newsletters and other custom-printed matter prepared for commercial customers. Commercial printing also includes the printing of legal briefs and records for use by attorneys in trial, appellate and administrative proceedings.

     In January 1997, the Company sold its Baseline Financial Services, Inc. ("Baseline") subsidiary which, in the Company's view, did not fit with the Company's information empowerment strategy.

     During the fourteen-month period ended December 31, 1997, a number of developments supported the Company's transition to this broader spectrum of information empowerment services for its clients. In November 1996, March 1997 and June 1997, the Company acquired five unrelated companies in software localization, namely IDOC based in Los Angeles, GECAP based in Munich, the ME&TA companies in Madrid, I&G COM in Paris and Pacifitech in Tokyo. These companies allow the Company to offer its clients localized and global information empowerment solutions. In February 1997, the Company acquired Imagineer, Inc., a Phoenix-based provider of facilities management services to the West-coast and Southwest legal communities. The Internet Factory, Inc., a Detroit-based developer of websites, was acquired in March 1997 to enable the Company to offer business solutions via the Internet. The assets of United Media Corporation, a specialist in presentation technology based in Houston, and the assets of J. Feuerstein Systems, a division of Docucon, Incorporated based in San Antonio, serving law firms with digital file management systems, were both purchased in late 1997. Also in November 1997, the Company acquired Linguistix, Inc. of San Francisco, an on-line machine translation provider. In January and February 1998, Quadravision Communications Ltd. of Toronto, a provider of Internet solutions for the financial services industry, and SiteWerks, Inc., a website developer based in Seattle, were both acquired.

     For each of the last three fiscal years, the Company's financial printing business described above has accounted for the largest share of consolidated total sales, as shown below:

                                                            YEAR ENDED             YEAR ENDED
                                                              DECEM-               OCTOBER 31,
                                                             BER 31,       ---------------------------
                     TYPE OF SERVICE                           1997            1996           1995
                     ---------------                        ----------         ----           ----
Transactional financial printing.........................         52%             45%            40%
Corporate reporting printing.............................         18              20             22
Mutual fund printing.....................................         12              14             17
Globalization and localization, internet and digital
  solutions and other*...................................          9               6              6
Commercial printing......................................          9              15             15
                                                              ------          ------         ------
                                                                 100%            100%           100%
                                                              ======          ======         ======

---------------

* In 1996 and 1995 Baseline was the largest service in this category.

     The Company has facilities to serve customers throughout the United States and Canada and around the world, including offices in Dublin, London, Paris, Frankfurt, Munich, Madrid, Rio de Janeiro, Mexico City, Hong Kong, Singapore, Tokyo and many other cities. Total sales, net income and identifiable assets attributable to the United States, Canada and other foreign operations for the calendar year 1997, and fiscal years 1996 and 1995 are shown in Note 16 of the Notes to Consolidated Financial Statements on page 26.

     Although substantial investment in equipment and facilities is required, the Company's business is principally service-oriented. Transactional financial, corporate reporting and mutual fund printing solutions rendered by the Company normally call for speed and accuracy at all stages, and frequently the customer continues to make changes after presswork has begun. Speed and accuracy are also highly important with the Company's digital data-management and Internet services. Time pressures and the need for high quality will be important in the Company's newer solution offerings as well. In all these activities, the need to preserve the confidentiality of the customers' information is paramount.

     The Company maintains conference rooms and telecommunications capabilities at many of its financial printing offices for use by customers while jobs are in progress. On-site conveniences are also provided to customers which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company maintains facilities and stations staff at the customers' own premises as well as outsourcing centers. The Company's localization activities are conducted in a large number of countries around the world. In addition, the Company uses an extensive electronic communications network which facilitates data handling and makes collaboration practicable among customers at different sites.

COMPETITION

     The Company believes that no other company offers the same array of information empowerment solutions. However, competition with other providers of the various services described above is intense. Not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services and quality of the product and supporting services are factors in this competition. The Company's customers include a wide variety of business corporations, law firms, investment banks, underwriters, bond dealers, mutual funds and other financial institutions, as well as the leading software companies. Microsoft Corporation is the Company's single largest customer.

     In the case of financial printing, the Company competes directly with a number of other financial printers having the same degree of specialization. Some of those financial printers operate at multiple locations, and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available to determine its exact share of the total financial printing market, the Company believes it is the largest in terms of sales volume in this field. In addition to its customer base, the Company has experienced intense competition for sales personnel and, to a lesser degree, for customer service and production personnel in financial printing.

     In commercial printing and digital solutions, the Company competes not only with other financial printers but also with general commercial printers, which are far more numerous than those in the financial printing area. The field of document management outsourcing also has a great deal of competition, with some participants having been established there much longer than the Company. Furthermore, the costs of entry into this latter market are much lower than those associated with the Company's other business activities.

     Finally, with respect to its localization and Internet service offerings, the Company has a large number of competitors. Many of them have offered their services to the same potential customers for a longer time, but none of them is believed to have acquired a dominant market position. The Company believes that it is the largest independent provider of localization solutions. Considerable consolidation is going on presently in these business areas, and some of the organizations making acquisitions in the field have resources comparable to those of the Company.

SEASONAL AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company's transactional financial printing service is affected by conditions in the world's capital markets. Sales and net income in that area depend upon the volume of public financings, particularly equity offerings which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. A portion of the Company's revenue is seasonal as the greatest number of proxy statements and annual reports are required to be printed during the Company's first fiscal quarter ending March 31. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads.

     On the other hand, the Company's other business activities are less cyclical and less seasonal than financial and corporate work.

RESEARCH AND DEVELOPMENT

     The Company maintains a research and development capability to evaluate on an ongoing basis advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to the Company's business and to develop and install enhance-ments to the Company's proprietary systems. Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing documentation. In order to serve the customers of its localization and other computer software services, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products. The Company's research and development expenditures, determined in accordance with generally accepted accounting principles, are not material.

PATENTS AND OTHER RIGHTS

     The Company has no significant patents, licenses, franchises, concessions or other rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunications system, the Company does not have specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company has many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trade name "Bowne". The Company is also using the service mark "Empowering Information" among others.

MARKETING

     The Company employs approximately 300 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations. They also provide advice and assistance to customers. The Company regularly advertises in financial newspapers and trade publications and conducts sales promotion by mail and by presentations at seminars.

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. During the fiscal year ended December 31, 1997, no customer accounted for 10% or more of the Company's sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused.

EMPLOYEES

     At December 31, 1997, the Company had approximately 4,975 employees. Relations with the Company's employees are considered to be satisfactory. Approximately 5% of the Company's employees are members of various unions, which represent different categories of workers. The subsidiaries of the Company which have union employees enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most nonunion employees.

SUPPLIERS

     The Company purchases various materials and services from a number of suppliers, of which the most important items are paper, computer hardware, software and peripherals, communication equipment and services and electrical energy. The Company purchases paper from a paper mill and from paper merchants. No difficulty has been experienced to date in obtaining adequate amounts of paper, computer hardware, software and peripherals, communication equipment and services or electrical energy, and alternate sources of supply are presently available. However, a severe paper or energy shortage could have an adverse effect upon many of the Company's operations.

FOREIGN SALES

     The Company conducts foreign operations in Toronto, Montreal, Dublin, London, Paris, Frankfurt, Munich, Madrid, Rio de Janeiro, Mexico City, Hong Kong, Singapore, Tokyo and many other cities. In addition, the Company has affiliations with certain firms providing similar services abroad. Sales derived from foreign countries other than Canada were approximately 13% of the Company's total sales in 1997 and were less than 10% in 1996 and 1995. See Note 16 of the Notes to Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

     The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein and in the Company's 1997 Annual Report to Stockholders.

ITEM 2. PROPERTIES

     Information regarding the material facilities of the Company, as of December 31, 1997, four of which are leased and nine of which are owned in fee, is set forth below.

                                          YEAR
                                         LEASE                                                      SQUARE
           LOCATION                     EXPIRES                       DESCRIPTION                   FOOTAGE
345 Hudson Street                         2006            Typesetting, general office space            180,000
  New York, NY                                              and Computer Center.

60 Gervais Drive                          2000            Typesetting, printing plant and               71,000
  Don Mills (Toronto),                                      general office space.
  Ontario, Canada

Orense 69                                 2002            Localization and                              50,000
  Madrid, Spain                                             globalization services,
                                                            general office space.

1570 Northside Drive                      2002            Typesetting, printing plant and               44,000
  Atlanta, GA                                               general office space.

215 County Avenue                        Owned            Printing plant and general                   105,000
  Secaucus, NJ                                              office space.

2103 East University Drive               Owned            Printing plant and general                   103,000
  Dominguez Hills, CA                                       office space.

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

325 West Ohio Street                     Owned            Typesetting, printing plant and               60,000
  Chicago, IL                                               general office space.

5400 Chemin St. Francois                 Owned            Typesetting, printing plant and               55,000
  St. Laurent (Montreal),                                   general office space.
  Quebec, Canada

1500 North Central Avenue                Owned            Typesetting, printing plant and               50,000
  Phoenix, AZ                                               general office space.

1200 Oliver Street                       Owned            Typesetting, printing plant and               48,000
  Houston, TX                                               general office space.

1931 Market Center Blvd.                 Owned            Typesetting, printing plant                   36,000
  Dallas, TX                                                and general office space.

     All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. Virtually all of the Company's equipment is owned outright, free and clear of any liens and encumbrances. A relatively minor amount of equipment utilized by the Company is rented on short-term leases, and no renewal problems are anticipated. All of the foregoing properties are used in the Company's printing business. Reference is made to Note 14 of the Notes to Consolidated Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE". The following is the range of high and low sales prices as reported by the American Stock Exchange and dividends paid per share for calendar 1997 and 1996 by quarters.

                                                                      RANGE OF
                                                                    SALES PRICES              DIVIDENDS
                                                              -------------------------          PER
                                                                 HIGH           LOW             SHARE
                                                                 ----           ---           ---------
1997
     Fourth quarter.........................................    $   40 5/8     $   32 5/8     $     .09
     Third quarter..........................................        35 1/8         28               .09
     Second quarter.........................................        34 15/16       25 1/4           .09
     First quarter..........................................        30 1/4         21 3/4           .09
                                                                ------         ------         ---------
          Calendar year.....................................    $   40 5/8     $   21 3/4     $     .36
                                                                ======         ======         =========

1996
     Fourth quarter.........................................    $   25 7/8     $   21 1/2     $     .09
     Third quarter..........................................        23             18 1/4           .09
     Second quarter.........................................        23 3/8         17 1/4           .09
     First quarter..........................................        19 7/8         17 1/4           .09
                                                                ------         ------         ---------
          Calendar year.....................................    $   25 7/8     $   17 1/4     $     .36
                                                                ======         ======         =========

     The approximate number of holders of record of the Company's common stock on December 31, 1997 was 1,350.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes information with respect to the operations of the Company.

                                  YEAR ENDED                     YEAR ENDED OCTOBER 31,
                                 DECEMBER 31,   ---------------------------------------------------------
                                     1997           1996           1995           1994           1993
                                 ------------   ------------   ------------   ------------   ------------
Operating Data
  Net sales....................  $716,647,000   $501,369,000   $392,713,000   $380,653,000   $333,255,000

  Expenses:
    Cost of sales..............   392,120,000    276,141,000    233,493,000    221,943,000    173,061,000
    Selling and
      administrative...........   203,362,000    133,194,000    102,439,000     93,452,000     90,322,000
    Depreciation and
      amortization.............    29,669,000     21,247,000     17,852,000     15,158,000     12,859,000
    Interest...................     1,621,000        677,000        884,000      1,130,000      2,336,000
  Purchased in-process research
    and development and
    other charges..............     6,991,000             --             --             --             --
                                 ------------   ------------   ------------   ------------   ------------
                                  633,763,000    431,259,000    354,668,000    331,683,000    278,578,000
                                 ------------   ------------   ------------   ------------   ------------
Operating income...............    82,884,000     70,110,000     38,045,000     48,970,000     54,677,000
    Gain on sale of
      subsidiary...............    35,273,000             --             --             --             --
    Other income...............     2,456,000      4,905,000      3,706,000      5,233,000      4,334,000
                                 ------------   ------------   ------------   ------------   ------------

    Income before income
      taxes....................   120,613,000     75,015,000     41,751,000     54,203,000     59,011,000
    Income taxes...............    51,070,000     32,512,000     18,465,000     22,963,000     23,692,000
                                 ------------   ------------   ------------   ------------   ------------
NET INCOME.....................  $ 69,543,000   $ 42,503,000   $ 23,286,000   $ 31,240,000   $ 35,319,000
                                 ============   ============   ============   ============   ============
Balance Sheet Data
  Current assets...............  $285,504,000   $234,903,000   $200,349,000   $157,750,000   $152,504,000
  Current liabilities..........   120,639,000     87,541,000     67,300,000     51,253,000     64,719,000
  Working capital..............   164,865,000    147,362,000    133,049,000    106,497,000     87,785,000
  Current ratio................     2.37 to 1      2.68 to 1      2.98 to 1      3.08 to 1      2.36 to 1
  Net plant and equipment......  $138,933,000   $128,583,000   $105,130,000   $101,522,000   $ 88,840,000
  Total assets.................   500,653,000    385,822,000    325,670,000    291,581,000    283,624,000
  Long-term indebtedness.......     2,537,000      2,495,000      2,830,000      3,178,000      8,836,000
  Stockholders' equity.........   358,600,000    280,734,000    241,509,000    222,795,000    196,683,000
Per Share
  Net income:
    Basic......................         $3.84          $2.42          $1.34          $1.80          $2.05
    Diluted....................          3.74           2.39           1.33           1.77           2.02
  Dividends....................           .36            .36            .36           .315            .30

                                  TWO MONTHS    THREE MONTHS
                                    ENDED          ENDED
                                 DECEMBER 31,   JANUARY 31,
                                     1996           1996
                                 ------------   ------------
                                                 UNAUDITED
Operating Data
  Net sales....................  $ 90,218,000   $ 90,728,000
  Expenses:
    Cost of sales..............    49,467,000     55,797,000
    Selling and
      administrative...........    26,831,000     24,483,000
    Depreciation and
      amortization.............     4,716,000      4,864,000
    Interest...................       120,000        194,000
  Purchased in-process research
    and development and
    other charges..............            --             --
                                 ------------   ------------
                                   81,134,000     85,338,000
                                 ------------   ------------
Operating income...............     9,084,000      5,390,000
    Gain on sale of
      subsidiary...............            --             --
    Other income...............       228,000        922,000
                                 ------------   ------------
    Income before income
      taxes....................     9,312,000      6,312,000
    Income taxes...............     4,128,000      2,719,000
                                 ------------   ------------
NET INCOME.....................  $  5,184,000   $  3,593,000
                                 ============   ============
Balance Sheet Data
  Current assets...............  $245,821,000   $169,360,000
  Current liabilities..........    98,966,000     53,141,000
  Working capital..............   146,855,000    116,219,000
  Current ratio................     2.48 to 1      3.19 to 1
  Net plant and equipment......  $131,983,000   $109,357,000
  Total assets.................   408,267,000    315,912,000
  Long-term indebtedness.......     2,424,000      2,763,000
  Stockholders' equity.........   291,556,000    245,682,000
Per Share
  Net income:
    Basic......................          $.29           $.21
    Diluted....................           .29            .20
  Dividends....................            --            .09

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On December 31, 1997, the Company had working capital of $164,865,000.

     During 1997, the Company completed nine acquisitions to strengthen and diversify the information empowerment solutions that it provides its clients. Three companies located in Europe and one in Japan strengthen our globalization and localization solutions; the others, all located in the U.S., provide Internet, machine language translation and document management outsourcing solutions. These acquisitions were paid for mostly in cash. In January 1997, the Company sold its Baseline Financial Services, Inc. ("Baseline") subsidiary which, in the Company's view, did not fit with the Company's information empowerment strategy. The cash generated from this sale plus cash generated from operations were used to fund these acquisitions. It is expected that the cash generated from operations, working capital and the Company's borrowing capacity will be sufficient to fund the development and integration of its new information empowerment solution offerings, to finance future acquisitions and capital expenditures, and to provide for the payment of dividends.

CASH FLOWS

     The Company had net cash provided by operating activities of $58,035,000 and $30,940,000 for the years ended December 31, 1997 and October 31, 1996, respectively.

     Net cash used in investing activities was $35,498,000 and $31,937,000 for the years ended December 31, 1997 and October 31, 1996, respectively. This included expenditures related to the expansion of facilities, the acquisition of the additional information empowerment solution companies and continued investments in new technologies. In 1997, the Company derived $36,679,000 from the sale of Baseline, which was principally used to fund the cash expenditures for acquisitions of $40,491,000.

     Net cash used in financing activities was $5,988,000 and $3,714,000 for the years ended December 31, 1997 and October 31, 1996, respectively. In July 1997, the Company borrowed $20,000,000 from a temporary short-term line of credit facility, of which $10,000,000 was repaid in July with the remainder repaid in August. During July 1997, the Company entered into a $200,000,000 five-year revolving line of credit facility.

FOREIGN EXCHANGE

     The Company derives a portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

RESULTS OF OPERATIONS

     The Company provides information empowerment solutions consisting of printing, localization, globalization, Internet, digital and document management outsourcing. Revenues related to the transactional financial printing solutions are affected by the cyclical conditions of the capital markets.

     As mentioned above, during 1997 the Company acquired three localization companies based in Europe and one in Japan. These acquisitions, along with the localization company purchased during November 1996, provide the Company with a major presence in the localization market. Microsoft Corporation is the largest customer of localization solutions and of the Company. In addition, in late 1996 the Company began offering document management outsourcing and digital print solutions. The Company also acquired five small units, one of which provides Internet solutions, while the others provide machine language translation and document management outsourcing solutions. The revenues associated with the non-transactional financial print solutions traditionally have lower margins than those of the transactional financial print services when the capital markets are robust. However, these non-transactional financial print services are expected to be less cyclical in nature and to develop steadier margins. During the year ended December 31, 1997 the sales related to the acquisitions and start-up solution offerings amounted to 9.1% of sales.

YEAR 2000

     The Year 2000 issue, which stems from the computer industry's historical use of two-digits to represent a year, is presently confronting most of the world's business communities. Year 2000 compliance programs and information systems modifications are underway to ensure that the Company's key systems and processes remain functional. Functionality is expected to be achieved either by modifying present systems using internal and external resources or by installing new systems, including enterprise systems, and by monitoring supplier and other third-party interphaces.

     In general, projects related to the company-wide standardization of hardware and software are being accelerated to accommodate the Year 2000 issue. While there can be no assurance that all such modifications will be successful, management does not expect that either costs of modifications or consequences of any unsuccessful modifications should have a material adverse effect on the financial position, results of operations or liquidity of the Company.

STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     Information contained in this Management Discussion and Analysis and elsewhere in this report with respect to expected financial results and future events and trends is forward looking, based upon managements' estimates and assumptions and subject to risk and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

CHANGE IN FISCAL YEAR

     On October 30, 1997, the Company elected to change the date of its fiscal year-end to December 31. The management discussion and analysis that follows compares the results for the year ended December 31, 1997 to the results for the year ended October 31, 1996 and the results for the two months ended December 31, 1996 to the results for the three months ended January 31, 1996. The Company did not recast the data for the two month period ended December 31, 1995 because the accounting systems in place at that time required a certain level of procedural techniques in order for financial data to be prepared for external reporting purposes. These procedures were implemented on a quarterly basis only. Consequently, to recast this period would have been impractical and would have required significant judgmental estimates.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

     Sales increased 43% to $716,647,000. The increase was primarily attributable to higher levels of demand for transactional financial printing solutions and continued growth in non-transactional financial printing offerings. Secondarily, sales increased as a result of acquisitions completed during the year. The gross margin percentage remained at 45%. The overall increase in sales contributed to an increase in gross margin, of $99,299,000, or 44% over the year ended October 31, 1996.

     Selling and administrative expenses increased 53% to $203,362,000, primarily as a result of increases in sales commissions, incentive compensation and other variable expenses related to higher sales and profitability and to selling and administrative costs related to the new solution offerings.

     Depreciation and amortization increased $8,422,000, or 40% primarily due to the expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to new businesses.

     Interest expense increased by $944,000 primarily as a result of borrowings under the short-term line of credit.

     During 1997, acquisition costs of $3,000,000 associated with purchased in-process research and development were written off. In 1997, the Company incurred charges of $3,991,000 pertaining to certain non-recurring post-acquisition costs for the newly acquired companies and costs associated with the start-up of new services. These items had a negative after-tax effect on income of $0.26 on a diluted per share basis.

     As a result of the above and after adjusting operating income for the costs associated with purchased in-process research and development and other charges, income from operations would have been $89,875,000 as compared to $70,110,000 for the year ended October 31, 1996, or a 28% increase.

     The Company realized a pre-tax gain of $35,273,000 as a result of the sale of Baseline in early 1997. The net of tax effect of this item was $20,005,000 or $1.11 on a diluted per share basis.

     Other income decreased $2,449,000 due to lower levels of capital gains on the sale of marketable securities.

     The effective overall income tax rate decreased from 43% to 42% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

     Income before income taxes was $120,613,000 producing a net income of $69,543,000, a 61% and 64% increase, respectively, over the results reported for the year ended October 31, 1996.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

     Sales increased 28% to $501,369,000. The increase was attributable to a greater demand for transactional financial printing sales, resulting from the continued strength in the capital markets along with the continued growth in our non-transactional financial printing markets related to mutual funds, specialized commercial printing digital services and other corporate printing solutions. The margins attributable to transactional printing sales are greater than margins related to non-transactional financial printing sales. As a result, the gross margin percentage increased from 41%, to 45% or $66,008,000.

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

TWO MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED JANUARY 31,
1996

     The Company's net sales for the two months ended December 31, 1996 amounted to $90,218,000 compared to net sales of $90,728,000 for the three months ended January 31, 1996. The two months ended December 31, 1996 reflected the greater demand for transactional financial printing solutions resulting from the continued strength in the capital markets. In addition, to a lesser extent, this period included sales from the newly acquired companies of IDOC, Inc. and from the financial printing operations of The Williams Lea Group, Ltd. The gross margin percentage was 45% for the two months ended December 31, 1996 compared to 39% for the three months ended January 31, 1996. The gross profit margin increase was mainly attributable to higher levels of utilization associated with the printing solutions.

     Selling and administrative expenses for the two months ended December 31, 1996 totaled $26,831,000 compared to $24,483,000 for the three months ended January 31, 1996. The increase was due in part to the variable costs associated with increased sales and profitability in the Company's printing solutions, and to a lesser extent, the selling and administrative costs related to the new acquisitions.

     Depreciation and amortization for the two months ended December 31, 1996 amounted to $4,716,000 compared to $4,864,000 for the three months ended January 31, 1996. Depreciation and amortization for the two months ended December 31, 1996 reflected higher charges resulting from a greater level of fixed assets compared to the asset level for the prior year period and, to a lesser extent, charges related to the solution offerings.

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

     As a result of the foregoing, net income was $5,184,000 for the two months ended December 31, 1996 compared to $3,593,000 for the three months ended January 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Bowne & Co., Inc.

     We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bowne & Co., Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

New York, New York
March 4, 1998

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       TWO MONTHS    THREE MONTHS
                                          YEAR ENDED      YEAR ENDED OCTOBER 31,         ENDED          ENDED
                                         DECEMBER 31,   ---------------------------   DECEMBER 31,   JANUARY 31,
                                             1997           1996           1995           1996           1996
                                         ------------   ------------   ------------   ------------   ------------
                                                                                                      UNAUDITED
Net sales..............................  $716,647,000   $501,369,000   $392,713,000   $90,218,000    $90,728,000
Expenses:
  Cost of sales........................   392,120,000    276,141,000    233,493,000    49,467,000     55,797,000
  Selling and administrative...........   203,362,000    133,194,000    102,439,000    26,831,000     24,483,000
  Depreciation and amortization........    29,669,000     21,247,000     17,852,000     4,716,000      4,864,000
  Interest.............................     1,621,000        677,000        884,000       120,000        194,000
  Purchased in-process research and
     development and other charges.....     6,991,000             --             --            --             --
                                         ------------   ------------   ------------   -----------    -----------
                                          633,763,000    431,259,000    354,668,000    81,134,000     85,338,000
                                         ------------   ------------   ------------   -----------    -----------
Operating income.......................    82,884,000     70,110,000     38,045,000     9,084,000      5,390,000
Gain on sale of subsidiary.............    35,273,000             --             --            --             --
Other income...........................     2,456,000      4,905,000      3,706,000       228,000        922,000
                                         ------------   ------------   ------------   -----------    -----------
Income before income taxes.............   120,613,000     75,015,000     41,751,000     9,312,000      6,312,000
Income taxes...........................    51,070,000     32,512,000     18,465,000     4,128,000      2,719,000
                                         ------------   ------------   ------------   -----------    -----------
NET INCOME.............................  $ 69,543,000   $ 42,503,000   $ 23,286,000   $ 5,184,000    $ 3,593,000
                                         ============   ============   ============   ===========    ===========
NET INCOME PER SHARE:
  Basic................................     $3.84          $2.42          $1.34          $0.29          $0.21
                                            =====          =====          =====         ======         ======
  Diluted..............................     $3.74          $2.39          $1.33          $0.29          $0.20
                                            =====          =====          =====         ======         ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
ASSETS

                                                                   1997              1996
                                                               ------------      ------------
Current assets:
  Cash and cash equivalents.................................   $ 40,646,000      $ 24,097,000
  Marketable securities.....................................      5,829,000         4,488,000
  Trade accounts receivable, less allowance for doubtful
    accounts of $12,441,000 (1997) and $9,702,000 (1996)....    187,573,000       162,934,000
  Inventories...............................................     35,617,000        41,917,000
  Prepaid expenses and other current assets.................     15,839,000        12,385,000
                                                               ------------      ------------
                  Total current assets......................    285,504,000       245,821,000
                                                               ------------      ------------
Property, plant and equipment at cost, less accumulated
  depreciation of
  $139,055,000 (1997) and $116,576,000 (1996)...............    138,933,000       131,983,000
                                                               ------------      ------------
Other assets:
  Goodwill, net of accumulated amortization of $7,174,000
    (1997) and $5,496,000 (1996)............................     64,452,000        21,847,000
  Deferred income taxes.....................................      5,434,000         3,317,000
  Other.....................................................      6,330,000         5,299,000
                                                               ------------      ------------
                                                                 76,216,000        30,463,000
                                                               ------------      ------------
Total Assets................................................   $500,653,000      $408,267,000
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable and current portion of long-term debt.......   $  5,755,000      $  4,004,000
  Accounts payable..........................................     28,097,000        27,840,000
  Employee compensation.....................................     44,791,000        32,736,000
  Accrued expenses..........................................     29,876,000        23,362,000
  Income taxes payable......................................     12,120,000        11,024,000
                                                               ------------      ------------
         Total current liabilities..........................    120,639,000        98,966,000
                                                               ------------      ------------
Other liabilities:
  Long-term debt -- net of current portion..................      2,537,000         2,424,000
  Deferred employee compensation and benefits...............     18,877,000        15,321,000
                                                               ------------      ------------
         Total liabilities..................................    142,053,000       116,711,000
                                                               ------------      ------------
Stockholders' equity:
  Preferred stock:
    Authorized 1,000,000 shares, par value $.01
    Issuable in series -- none issued
  Common stock:
    Authorized 60,000,000 shares, par value $.01
    Issued 19,605,955 shares (1997) and 19,378,255 shares
     (1996).................................................        196,000           194,000
  Additional paid-in capital................................     36,685,000        31,422,000
  Retained earnings.........................................    339,407,000       276,379,000
  Treasury stock, at cost, 1,360,199 shares (1997) and
    1,420,214 shares (1996).................................    (15,954,000)      (15,816,000)
  Other, net................................................     (1,734,000)         (623,000)
                                                               ------------      ------------
         Total stockholders' equity.........................    358,600,000       291,556,000
                                                               ------------      ------------
Total Liabilities and Stockholders' Equity..................   $500,653,000      $408,267,000
                                                               ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED
                                               DECEMBER 31,     YEAR ENDED OCTOBER 31,
                                               -------------   -------------------------   TWO MONTHS ENDED    THREE MONTHS ENDED
                                                   1997           1996          1995       DECEMBER 31, 1996    JANUARY 31, 1996
                                               -------------   -----------   -----------   -----------------   ------------------
                                                                                                                   UNAUDITED
Cash flows from operating activities:
Net income...................................   $69,543,000    $42,503,000   $23,286,000      $ 5,184,000         $ 3,593,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............    29,669,000     21,247,000    17,852,000        4,716,000           4,864,000
  Provision for doubtful accounts............     7,871,000      5,208,000     2,771,000          729,000            (223,000)
  Gain on sales of subsidiary................   (35,273,000)            --            --               --                  --
  Gain on disposal of fixed assets...........      (959,000)            --            --          (17,000)            (26,000)
  Gain on sales of securities and other
    investments..............................      (706,000)    (3,010,000)     (158,000)              --             (39,000)
  Provision for deferred employee
    compensation.............................     3,729,000      1,229,000     1,242,000          282,000             395,000
  Deferred income taxes......................    (2,117,000)    (1,740,000)      607,000         (329,000)                 --
  Other......................................     4,647,000        101,000      (315,000)        (297,000)              8,000
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable......................   (31,010,000)   (47,392,000)  (26,766,000)      (1,822,000)         16,273,000
    Inventories..............................     6,693,000     (6,468,000)   (6,832,000)      (6,388,000)         (6,099,000)
    Prepaid expenses and other current
      assets.................................    (3,367,000)    (1,298,000)    1,745,000       (4,010,000)         (2,169,000)
    Trade payables...........................    (6,585,000)     4,345,000     3,599,000        1,616,000            (695,000)
    Employees' compensation and benefits.....    12,283,000      9,767,000     4,375,000       (8,003,000)        (15,629,000)
    Accrued expenses and taxes...............     3,617,000      6,448,000     6,303,000        9,741,000           1,234,000
                                                -----------    -----------   -----------      -----------         -----------
Net cash provided by operating activities....    58,035,000     30,940,000    27,709,000        1,419,000           1,431,000
                                                -----------    -----------   -----------      -----------         -----------
Cash flows from investing activities:
  Proceeds from sale of subsidiary...........    36,679,000             --            --               --                  --
  Proceeds from the sale of fixed assets.....     3,992,000             --            --           20,000                  --
  Purchase of other investment...............      (500,000)            --            --           (1,000)                 --
  Acquisition of businesses, net of cash.....   (40,491,000)            --            --       (3,369,000)                 --
  Purchase of marketable securities and other
    investments..............................    (1,929,000)    (3,854,000)   (7,840,000)        (231,000)         (1,661,000)
  Proceeds from sales of marketable
    securities and other investments.........     1,939,000     16,402,000     4,569,000          300,000           1,032,000
  Purchase of real estate, equipment and
    leasehold improvements...................   (35,188,000)   (44,485,000)  (19,954,000)      (5,649,000)         (9,236,000)
                                                -----------    -----------   -----------      -----------         -----------
Net cash used in investing activities........   (35,498,000)   (31,937,000)  (23,225,000)      (8,930,000)         (9,865,000)
                                                -----------    -----------   -----------      -----------         -----------
Cash flows from financing activities:
  Advances from demand notes.................       974,000             --            --          894,000                  --
  Proceeds from borrowing....................    20,000,000             --            --               --           1,026,000
  Payment of debt............................   (22,612,000)      (658,000)     (351,000)      (1,265,000)            (63,000)
  Proceeds from stock options exercised......     3,412,000      3,696,000       327,000          207,000           2,123,000
  Payment of dividends.......................    (6,515,000)    (6,335,000)   (6,260,000)              --          (1,578,000)
  Purchase of treasury stock.................    (1,247,000)      (417,000)      (74,000)        (107,000)                 --
                                                -----------    -----------   -----------      -----------         -----------
Net cash used in financing activities........    (5,988,000)    (3,714,000)   (6,358,000)        (271,000)          1,508,000
                                                -----------    -----------   -----------      -----------         -----------
Net increase (decrease) in cash and cash
  equivalents................................    16,549,000     (4,711,000)   (1,874,000)      (7,782,000)         (6,870,000)
Cash and cash equivalents -- beginning.......    24,097,000     36,590,000    38,464,000       31,879,000          36,590,000
                                                -----------    -----------   -----------      -----------         -----------
CASH AND CASH EQUIVALENTS -- END.............   $40,646,000    $31,879,000   $36,590,000      $24,097,000         $29,720,000
                                                ===========    ===========   ===========      ===========         ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      YEAR ENDED DECEMBER 31, 1997, TWO MONTHS ENDED DECEMBER 31, 1996 AND
                     YEARS ENDED OCTOBER 31, 1996 AND 1995

                                                                                     FOREIGN
                                        ADDITIONAL                   UNREALIZED     CURRENCY
                              COMMON      PAID-IN       RETAINED      GAINS ON     TRANSLATION     TREASURY
                              STOCK       CAPITAL       EARNINGS     INVESTMENTS   ADJUSTMENT       STOCK          TOTAL
                             --------   -----------   ------------   -----------   -----------   ------------   ------------
Balance November 1, 1994...  $190,000   $23,944,000   $218,001,000                 $(1,221,000)  $(18,119,000)  $222,795,000
  Net income...............                             23,286,000                                                23,286,000
  Unrealized gains on
    investments............                                          $1,307,000                                    1,307,000
  Foreign currency
    translation
    adjustment.............                                                            128,000                       128,000
  Cash dividends ($.36 per
    share).................                             (6,260,000)                                               (6,260,000)
  Acquisition of treasury
    stock..................                                                                           (74,000)       (74,000)
  Exercise of stock
    options................     1,000       326,000                                                                  327,000
                             --------   -----------   ------------   ----------    -----------   ------------   ------------
Balance October 31, 1995...   191,000    24,270,000    235,027,000    1,307,000     (1,093,000)   (18,193,000)   241,509,000
  Net income...............                             42,503,000                                                42,503,000
  Unrealized losses on
    investments............                                            (560,000)                                    (560,000)
  Foreign currency
    translation
    adjustment.............                                                            211,000                       211,000
  Cash dividends ($.36 per
    share).................                             (6,335,000)                                               (6,335,000)
  Acquisition of treasury
    stock..................                                                                          (417,000)      (417,000)
  Non-cash stock
    compensation...........                 127,000                                                                  127,000
  Exercise of stock
    options................     3,000     3,693,000                                                                3,696,000
                             --------   -----------   ------------   ----------    -----------   ------------   ------------
Balance October 31, 1996...   194,000    28,090,000    271,195,000      747,000       (882,000)   (18,610,000)   280,734,000
  Net income...............                              5,184,000                                                 5,184,000
  Unrealized losses on
    investments............                                             (87,000)                                     (87,000)
  Foreign currency
    translation
    adjustment.............                                                           (401,000)                     (401,000)
  Issuance of stock for
    acquisition............               3,099,000                                                 2,901,000      6,000,000
  Acquisition of treasury
    stock..................                                                                          (107,000)      (107,000)
  Non-cash stock
    compensation...........                  26,000                                                                   26,000
  Exercise of stock
    options................                 207,000                                                                  207,000
                             --------   -----------   ------------   ----------    -----------   ------------   ------------
Balance December 31,
  1996.....................   194,000    31,422,000    276,379,000      660,000     (1,283,000)   (15,816,000)   291,556,000
                             --------   -----------   ------------   ----------    -----------   ------------   ------------
  Net income...............                             69,543,000                                                69,543,000
  Unrealized gains on
    investments............                                             433,000                                      433,000
  Foreign currency
    translation
    adjustment.............                                                         (1,544,000)                   (1,544,000)
  Cash dividends ($.36 per
    share).................                             (6,515,000)                                               (6,515,000)
  Issuance of stock for
    acquisitions...........               1,700,000                                                 1,109,000      2,809,000
  Acquisition of treasury
    stock..................                                                                        (1,247,000)    (1,247,000)
  Non-cash stock
    compensation...........                 153,000                                                                  153,000
  Exercise of stock
    options................     2,000     3,410,000                                                                3,412,000
                             --------   -----------   ------------   ----------    -----------   ------------   ------------
Balance December 31,
  1997.....................  $196,000   $36,685,000   $339,407,000   $1,093,000    $(2,827,000)  $(15,954,000)  $358,600,000
                             ========   ===========   ============   ==========    ===========   ============   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     On October 30, 1997, the Company elected to change the date of its fiscal year-end to December 31. As a result, a transition period for the two months ended December 31, 1996, three months ended January 31, 1996 (unaudited), was previously reported on a transition report on Form 10-Q and is also presented herein. Consequently, the consolidated Balance Sheets have been prepared at December 31. The Statements of Income and Cash Flows present information for the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995.

     A summary of the Company's significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the significant intercompany accounts and transactions are eliminated in consolidation.

  Reclassification

     Certain amounts have been reclassified to conform to the current year's presentation.

  Revenue Recognition

     For substantially all services revenues are recognized when products or services are delivered or rendered to customers.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by using purchase cost (first-in, first-out method) for materials and standard costs, which approximate actual costs, for work in process.

  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred.

     Depreciation for financial statement purposes is provided on the straight-line method and is calculated for tax purposes using accelerated methods.

     The following table summarizes the components of property, plant and equipment:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1997            1996
                                                  ------------    ------------
Land and buildings..............................  $ 73,008,000    $ 71,482,000
Machinery and plant equipment...................   141,524,000     128,508,000
Leasehold improvements..........................    32,264,000      26,056,000
Furniture, fixtures and vehicles................    31,192,000      22,513,000
                                                  ------------    ------------
          Total.................................  $277,988,000    $248,559,000
                                                  ============    ============

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

                       BOWNE & CO., INC. AND SUBSIDIARIES

  Intangible Assets and Goodwill

     The Company does not recognize the fair value of internally generated intangible assets. Costs incurred to produce internally developed software and other products to enhance customer related processes and internally used management systems are expensed and recorded as a reduction of income as incurred. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results and operations. Accordingly, the intangible assets reported in the consolidated balance sheets are limited to intangible assets resulting from certain acquisitions.

     The Company amortizes goodwill using the straight-line method over forty years for its printing, localization and globalization, and document management outsourcing related acquisitions. Goodwill arising from acquisitions related to the Company's Internet services are amortized using the straight-line method over twenty years. The realizability of goodwill is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing company business. The evaluation necessarily involves significant management judgment. Historically, the Company has generated sufficient returns from acquired businesses to recover the cost of related goodwill.

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation," became effective in the first quarter of fiscal 1997. The Company elected to continue accounting for stock-based compensation under the provisions of APB Opinion 25 "Accounting for Stock Issued to Employees".

  Income Taxes

     The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

     United States income tax has not been provided on the unremitted earnings of the Company's foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 1997, the cumulative amount of undistributed foreign earnings was approximately $30 million.

  Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings per Share" which became effective for interim and annual financial statements for periods ending after December 15, 1997. Net income is calculated for basic earnings per share based on the weighted-average number of shares outstanding and for diluted earnings per share as adjusted for the assumed conversion of all potentially dilutive securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the basic and diluted weighted average share amounts:

                                                         TWO MONTHS               YEAR ENDED
                                       YEAR ENDED          ENDED                 OCTOBER 31,
                                      DECEMBER 31,      DECEMBER 31,      --------------------------
                                          1997              1996             1996            1995
                                      ------------      ------------         ----            ----
Weighted-average Basic shares.......   18,105,084        17,656,603       17,563,754      17,388,748
Dilutive stock options and deferred
  stock units.......................      484,382           337,236          205,242         113,831
                                      -----------       -----------       ----------      ----------
Weighted-average Diluted shares.....   18,589,466        17,993,839       17,768,996      17,502,579
                                      ===========       ===========       ==========      ==========

                       BOWNE & CO., INC. AND SUBSIDIARIES

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

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt this standard in the first quarter of 1998. The adoption of Statement No. 130 will have no impact on consolidated results of operations, financial condition or cash flows.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareowners. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief decision makers when deciding how to allocate resources and in assessing performance. The Company is required to disclose this information for the first time when publishing the 1998 annual report but earlier adoption of the statement is permitted. The Company is in the process of evaluating the applicability of the segment disclosures for purposes of reporting under Statement No. 131. The adoption of Statement No. 131 will have no impact on consolidated results of operations, financial condition or cash flows.

NOTE 2 -- SALE OF SUBSIDIARY

     On January 6, 1997, the Company sold its 90% interest in Baseline Financial Services, Inc. The Company recorded a pre-tax gain of $35,273,000 and an after-tax gain of $20,005,000, or $1.11 per share on a diluted basis.

NOTE 3 -- ACQUISITIONS

     During the two month period ended December 31, 1996, the Company acquired 80% of IDOC, Inc., a localization and globalization solutions company, by issuing 261,438 shares from treasury, and 100% of the financial printing business of the Williams Lea Group, Ltd. of the United Kingdom for cash. The total purchase price of these two companies approximated $10,700,000 with goodwill recorded of approximately $8,300,000.

     During March 1997 the Company purchased 100% of several foreign companies, including their ownership of certain affiliates, offering localization and globalization solutions. The companies (and respective locations) purchased were: I&G COM (France); ME&TA Software Localization Company, S.L. (Spain); Pacifitech (Japan); and GECAP Localization Technologies (Germany). In June 1997, the Company purchased ME&TA MULTIMEDIA. The total purchase price and acquisition costs related to these acquisitions were approximately $31,500,000, paid in cash.

     The Company also purchased several U.S. based companies, for a combination of cash and stock, to promote the growth of its internally developed document management outsourcing offerings (started in late 1996) and a machine language translation company to enhance the localization and globalization offerings of

                       BOWNE & CO., INC. AND SUBSIDIARIES
the Company. The companies purchased were: Imagineer, Inc. (February 1997); Internet Factory, Inc. (March 1997); the assets of J. Feuerstein Systems (JFS), a division of Docucon Incorporated (November 1997); the assets of United Media Corporation (November 1997); and Linguistix, Inc. (December 1997). The total purchase price of these companies was approximately $16,400,000, including acquisition costs. The shares issued for the purchase of Imagineer and Internet Factory were 88,888 and 10,000, respectively. For Internet Factory, the purchase agreement requires an additional 10,000 shares to be issued in both January 1998 and 1999. All of the acquisitions were accounted for using the purchase method of

                       BOWNE & CO., INC. AND SUBSIDIARIES
accounting and the results from these operations were included in the statement of income and cash flows after the date of acquisition. The goodwill recorded during 1997 as a result of the acquisitions was nearly $46,000,000. Approximately, $3,000,000 of the purchase price for JFS and Linguistix was assigned to purchased in-process research and development and written off. No pro forma financial information is presented herein due to the insignificance of the aggregate amount of the acquisitions disclosed above.

NOTE 4 -- SUBSEQUENT EVENTS

     During February 1998, the Company acquired 80% of Quadravision Communications Limited for $10,000,000 and 100% of Sitewerks Inc. for $2,750,000. Quadravision and Sitewerks are worldwide Internet development companies servicing the banking, insurance, mutual funds, brokerage, automotive and software markets.

NOTE 5 -- CASH AND CASH EQUIVALENTS

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $25,703,000 and $8,155,000 at December 31, 1997 and 1996, respectively, are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less when purchased.

NOTE 6 -- INVENTORIES

     Inventories consist of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1997           1996
                                                            -----------    -----------
Raw materials.............................................  $ 5,750,000    $ 6,068,000
Work in process...........................................   29,867,000     35,849,000
                                                            -----------    -----------
                                                            $35,617,000    $41,917,000
                                                            ===========    ===========

NOTE 7 -- MARKETABLE SECURITIES

     The Company classifies its investment in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The fair value of marketable securities exceeded cost by $1,918,000 and $1,269,000, at December 31, 1997 and 1996,
respectively. The net unrealized gains, after deferred taxes, were $1,093,000
(1997) and $660,000 (1996).

NOTE 8 -- EMPLOYEE BENEFIT PLANS

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

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Pension costs are summarized as follows:

                                                                            YEAR ENDED OCTOBER 31,
                                                         YEAR ENDED        -------------------------
                                                      DECEMBER 31, 1997       1996          1995
                                                     -------------------   -----------   -----------
Service cost.......................................      $ 4,176,000       $ 3,077,000   $ 4,946,000
Interest cost......................................        3,313,000         2,549,000     2,402,000
Actual return on plan assets.......................       (8,508,000)       (7,124,000)   (7,113,000)
Net amortization and deferrals.....................        4,490,000         3,211,000     3,765,000
                                                         -----------       -----------   -----------
Net periodic pension cost of defined benefit
  plans............................................        3,471,000         1,713,000     4,000,000
Union plans........................................          444,000           534,000       607,000
Defined contribution plans.........................          765,000           679,000       407,000
                                                         -----------       -----------   -----------
Total pension cost.................................      $ 4,680,000       $ 2,926,000   $ 5,014,000
                                                         ===========       ===========   ===========

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                  DECEMBER 31,
                                                     --------------------------------------
                                                           1997                 1996
                                                     -----------------    -----------------
Fair value of plan assets..........................     $48,500,000          $41,942,000
                                                        -----------          -----------
Actuarial value of benefit obligations:
  Vested...........................................      24,761,000           19,867,000
  Non-vested.......................................       7,004,000            5,620,000
                                                        -----------          -----------
Accumulated benefit obligation.....................      31,765,000           25,487,000
Effect of projected future salary increases........       8,966,000            7,193,000
                                                        -----------          -----------
Projected benefit obligation.......................      40,731,000           32,680,000
                                                        -----------          -----------
Plan assets in excess of projected benefit
  obligation.......................................       7,769,000            9,262,000
Unrecognized net gain..............................     (12,567,000)         (11,829,000)
Unrecognized net transition asset amortized over
  twenty-two years.................................      (3,215,000)          (3,489,000)
                                                        -----------          -----------
Accrued pension cost...............................     $ 8,013,000          $ 6,056,000
                                                        ===========          ===========

     At December 31, 1997, the projected benefit obligation under the unfunded supplemental retirement program amounted to $3,446,000 for retired employees and $2,193,000 for active employees, which amounts have been fully accrued. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     Effective November 1, 1996, the defined benefit pension plan was amended with respect to compensation and service used in determining benefits for certain employees. In addition, effective with the December 31, 1996 measurement date, the mortality assumption was updated to reflect current market and demographic conditions. As a result of these changes, the December 31, 1996 projected benefit obligation increased approximately $3,425,000 and the annual periodic pension cost increased approximately $1,190,000. The discount rate used to calculate the projected benefit obligations was 7.25% and 8% at December 31, 1997 and 1996, respectively. The rate used to project future salary increases was 4.0% and 4.5% at December 31, 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 9.0% for the years ended December 31, 1997 and October 31, 1996 and 1995. The assets of the funded plan consist primarily of equity and fixed income securities.

  Profit Sharing Plan

     Certain subsidiaries are participating companies in a qualified profit sharing plan covering substantially all employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $9,483,000 for the year ended December 31, 1997 and $8,364,000 and $4,937,000 for the years ended October 31, 1996 and 1995, respectively.

                       BOWNE & CO., INC. AND SUBSIDIARIES

  Stock Purchase Plan

     Under the Employees' Stock Purchase Plan, participating subsidiaries match 50% of amounts contributed by employees. All contributions are invested in the common stock of the Company. The plan acquired 115,255 shares in the year ended December 31, 1997, and 88,453 shares and 102,049 shares in the years ended October 31, 1996 and 1995, respectively, of the Company's common stock on the open market. At December 31, 1997 and 1996, the Stock Purchase Plan held 547,262 shares and 483,513 shares of the Company's common stock, respectively. Charges to income amounted to $1,138,000, $603,000 and $500,000 for the year ended December 31, 1997 and the years ended October 31, 1996 and 1995, respectively. The shares held by the plan are considered outstanding in computing the Company's earnings per share, and dividends paid to the plan are charged to retained earnings.

NOTE 9 -- STOCK OPTION PLANS

     The Company has three stock option plans, a 1981 Plan, a 1992 Plan and a 1997 Plan.

     The 1981 Plan, which provided for the granting of options to purchase 1,400,000 shares of the Company's common stock, expired December 15, 1991 except as to options then outstanding. The Company's 1992 Stock Option Plan provides for the granting of options to purchase 850,000 shares to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1997 Plan, provides for the granting of options to purchase 850,000 shares to officers and key employees at a price not less than the fair market value of a share on the date each option is granted.

     All plans permit grants of either Incentive Stock Options or Non-Qualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The 1997 Plan permits the issuance of stock appreciation rights ("SARs"), limited stock appreciation rights ("LSARs") and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof.

     Details of stock options are as follows:

                                                              NUMBER OF       OPTION
                                                               SHARES          PRICE
                                                              ---------    -------------
YEAR ENDED OCTOBER 31, 1995
     Granted................................................    104,900           $16.06
     Exercised..............................................     35,042      8.13--14.50
     Cancelled..............................................     40,800      8.13--19.06
     Outstanding, end of year...............................  1,042,176      9.75--19.06
     Exercisable, end of year...............................    291,225      9.75--17.88
YEAR ENDED OCTOBER 31, 1996
     Granted................................................    222,300           $20.19
     Exercised..............................................    273,876      9.75--20.19
     Cancelled..............................................     62,650     10.00--20.19
     Outstanding, end of year...............................    927,950     11.13--20.19
     Exercisable, end of year...............................    264,900     11.13--17.88
TWO MONTHS ENDED DECEMBER 31, 1996
     Granted................................................    144,300           $22.31
     Exercised..............................................      9,850     13.69--17.88
     Cancelled..............................................        400     17.19--19.06
     Outstanding, end of period.............................  1,062,000     11.13--22.31
     Exercisable, end of period.............................     83,200     11.13--17.19

                       BOWNE & CO., INC. AND SUBSIDIARIES

                                                              NUMBER OF       OPTION
                                                               SHARES          PRICE
                                                              ---------    -------------
YEAR ENDED DECEMBER 31, 1997
     Granted................................................    509,050    $22.31--37.06
     Exercised..............................................    226,700     11.13--19.06
     Cancelled..............................................     59,425     11.13--22.31
     Outstanding, end of year...............................  1,284,925     11.13--37.06
     Exercisable, end of year...............................    334,225     11.13--22.31

     Options to purchase 401,275 shares (at December 31, 1997) and 900 shares (at December 31, 1996) were available for grant under the 1997 and 1992 Plan.

     In accordance with APB Opinion 25 and related interpretations, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost been based upon the fair value at the grant dates for all awards granted during the year ended December 31, 1997, the two month period ended December 31, 1996, and the year ended October 31, 1996, net income would have been reduced on a pro forma basis as follows:

                                               TWO MONTHS
                          YEAR ENDED              ENDED             YEAR ENDED
                       DECEMBER 31, 1997    DECEMBER 31, 1996    OCTOBER 31, 1996
                       -----------------    -----------------    ----------------
Net Income:
     As Reported.....     $69,543,000           $5,184,000          $42,503,000
     Pro Forma.......     68,756,000            5,107,000           42,332,000
Pro Forma Per Share:
     Basic...........          $3.80                 $.29                $2.41
     Diluted.........           3.70                  .29                 2.38

     No adjustment was made to October 31, 1995, as Statement No. 123 does not apply to grants issued before December 31, 1994. The grants issued during the year ended October 31, 1995, were issued on December 14, 1994. Since the compensation expense associated with the grants would have been recognized generally over a four year vesting period, the initial impact of applying Statement No. 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                               1997         1996         1995
                                              GRANTS       GRANTS       GRANTS
                                              -------      -------      -------
Expected dividend yield.....................   1.2%         1.7 %        2.0 %
Expected stock price volatility.............   30.1%       32.2 %       36.3 %
Risk-free interest rate.....................   5.8%         5.97%        5.51%
Expected life of options....................  5 years      5 years      5 years
Weighted average fair value.................  $12.23        $7.36        $6.86

  Deferred Stock Awards

     In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors fees into deferred stock units. It also provided further granting of additional units for the key executives when targets were exceeded. These units are convertible into the Company's common stock on one-for-one basis generally at the time of retirement or earlier under certain specific circumstances. At December 31, 1997 and 1996, there were 102,656 and 31,492 units outstanding, respectively.

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                        TWO MONTHS            YEAR ENDED OCTOBER 31,
                                    YEAR ENDED             ENDED            --------------------------
                                 DECEMBER 31, 1997   DECEMBER 31, 1996         1996           1995
                                 -----------------   -----------------      -----------    -----------
Current:

  U.S. Federal.................     $39,346,000         $ 3,308,000         $25,813,000    $12,725,000
  Foreign......................       3,183,000              91,000           1,504,000      1,292,000
  State and local..............      10,658,000             852,000           6,935,000      3,841,000
                                    -----------         -----------         -----------    -----------
                                     53,187,000           4,251,000          34,252,000     17,858,000
                                    -----------         -----------         -----------    -----------
Deferred:
  U.S. Federal.................      (1,415,000)            166,000          (1,220,000)       533,000
  Foreign......................        (379,000)           (327,000)           (229,000)      (110,000)
  State and local..............        (323,000)             38,000            (291,000)       184,000
                                    -----------         -----------         -----------    -----------
                                     (2,117,000)           (123,000)         (1,740,000)       607,000
                                    -----------         -----------         -----------    -----------
                                    $51,070,000         $ 4,128,000         $32,512,000    $18,465,000
                                    ===========         ===========         ===========    ===========

     Income taxes paid during the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995 were $51,523,000, $850,000, $31,508,000 and $11,489,000, respectively.

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                                          YEAR ENDED
                                                                       TWO MONTHS        OCTOBER 31,
                                                   YEAR ENDED             ENDED          ------------
                                                DECEMBER 31, 1997   DECEMBER 31, 1996    1996    1995
                                                -----------------   -----------------    ----    ----
Statutory tax rate............................        35.0%               35.0%          35.0%   35.0%
Increase in tax resulting from:
  State and local taxes.......................         5.5                 6.2            5.8     6.3
  Foreign taxes...............................          .1                  .3             .3      .1
  Non-deductible items........................         2.5                 2.8            2.2     2.7
  Other.......................................         (.8)                 --             --      .1
                                                      ----                ----           ----    ----
Effective income tax rate.....................        42.3%               44.3%          43.3%   44.2%
                                                      ====                ====           ====    ====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1996 are as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997           1996
                                                                -----------    -----------
Non-current deferred tax assets (liability):

  Deferred compensation and benefits........................    $ 8,742,000    $ 7,627,000
  Depreciation..............................................     (4,115,000)    (5,155,000)
  Other.....................................................        807,000        845,000
                                                                -----------    -----------
Total net non-current asset.................................    $ 5,434,000    $ 3,317,000
                                                                ===========    ===========

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Prepaid expenses and other current assets at December 31, 1996 included a current deferred tax asset of $1,455,000 related to the Company's allowance for doubtful accounts.

NOTE 11 -- NOTES PAYABLE AND LONG-TERM DEBT

  Notes payable

     During March 1997, the Company entered into a short-term line of credit for $25,000,000 to be used for general corporate purposes. The Company borrowed $20,000,000 in July 1997, under this agreement, of which $10,000,000 was repaid in July and the remainder paid in August.

     In July 1997, the Company entered into a new unsecured five-year revolving credit agreement for $200,000,000 with a consortium of banks. Under the new credit agreement, interest will be charged at London Inter-bank Offered Rate (LIBOR) plus 1/4% to 1/2% depending on certain leverage ratios. This agreement replaced the $50,000,000 uncommitted line of credit and the temporary $25,000,000 short-term line of credit, which was repaid in August. There were no borrowings during the year or amounts outstanding under the new revolving credit agreement as of December 31, 1997.

  Long-term debt

     The Company's long-term debt consists primarily of capital lease obligations.

     Aggregate annual installments of both the notes payable and long-term debt due for the next five years are $5,755,000, $1,010,000, $679,000, $464,000 and
$384,000 respectively.

     Interest paid was $1,535,000 and, $662,000 and $871,000 for the year ended December 31, 1997 and the years ended October 31, 1996 and 1995, respectively.

NOTE 12 -- DEFERRED EMPLOYEE COMPENSATION AND BENEFITS

     Liabilities for deferred employee compensation and benefits consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Pension costs...............................................  $ 8,540,000   $ 6,635,000
Supplemental retirement.....................................    5,133,000     4,128,000
Deferred compensation.......................................    5,204,000     4,558,000
                                                              -----------   -----------
                                                              $18,877,000   $15,321,000
                                                              ===========   ===========

NOTE 13 -- OTHER INCOME

     The components of other income are summarized as follows:

                                                                                   YEAR ENDED
                                                                                   OCTOBER 31,
                                                            YEAR ENDED       -----------------------
                                                         DECEMBER 31, 1997      1996         1995
                                                         -----------------   ----------   ----------
Interest income........................................     $1,569,000       $  991,000   $1,477,000
Dividends..............................................        202,000          642,000      720,000
Capital gains (loss)...................................       (228,000)       2,809,000      446,000
Other..................................................        913,000          463,000    1,063,000
                                                            ----------       ----------   ----------
                                                            $2,456,000       $4,905,000   $3,706,000
                                                            ==========       ==========   ==========

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 14 -- LEASE COMMITMENTS

     The Company's subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2007. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     Rent expense relating to premises and equipment amounted to $12,736,000 for the year ended December 31, 1997 and $9,823,000 and $8,265,000 for the years ended October 31, 1996 and 1995, respectively. The minimum annual rental commitments under non-cancelable leases as at December 31, 1997 are summarized as follows:

1998........................   $14,287,000              2001........................   $ 8,035,000
1999........................    12,593,000              2002........................     6,510,000
2000........................     9,986,000              2003-2007...................    15,302,000
                                                                                       -----------
                                                        Total.......................   $66,713,000
                                                                                       ===========

NOTE 15 -- STOCKHOLDER RIGHTS PLAN

     During 1997, the Company adopted a Stockholder Rights Plan that grants a Right to each Stockholder of record on February 10, 1997 and all shares issued thereafter to purchase 1,000 shares of the Preferred Stock for each share of common stock owned when certain events occur. This plan is triggered when certain events that involve the acquisition, tender offer or exchange of 20% or more of the Common Stock by a person or group of persons, without the approval of the Company's Board of Directors, occur. Prior to the event, the Right will be linked to the underlying shares of the Common stock and may not be transferred by themselves.

NOTE 16 -- SEGMENT AND GEOGRAPHIC DATA

     The Company's business focuses on one line of business "Empowering Information," a term used to define the management, repurposing and distribution of a client's information. The Company manages and repurposes the information for distribution by digital, Internet or paper media. It manages documents on the clients' site or at its own facilities. It provides business services and solutions for transactional printing, corporate reporting and mutual fund printing, digital data-management, Internet services, localization, translation and document management outsourcing, among others. Information about the business of the Company by geographic area is presented in the table below. The Company's areas of operations outside of the United States and Canada principally include London, Paris, Hong Kong and Singapore. Sales or transfers between geographic areas and United States export sales were not material. General corporate expenses are included in the United States operations.

                                                                             OTHER
                                            UNITED STATES     CANADA        FOREIGN        TOTAL
                                            -------------   -----------   -----------   ------------
1997
  Net sales...............................  $547,880,000    $76,695,000   $92,072,000   $716,647,000
  Net income..............................    70,918,000      4,208,000    (5,583,000)    69,543,000
  Identifiable assets.....................   367,216,000     49,556,000    83,881,000    500,653,000
1996
  Net sales...............................  $404,683,000    $62,513,000   $34,173,000   $501,369,000
  Net income..............................    40,951,000      1,818,000      (266,000)    42,503,000
  Identifiable assets.....................   324,172,000     36,760,000    24,890,000    385,822,000
1995
  Net sales...............................  $314,264,000    $56,199,000   $22,250,000   $392,713,000
  Net income..............................    23,328,000        526,000      (568,000)    23,286,000
  Identifiable assets.....................   276,107,000     33,536,000    16,027,000    325,670,000

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 17 -- SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                FIRST          SECOND         THIRD          FOURTH
                               QUARTER        QUARTER        QUARTER        QUARTER       FULL YEAR
                             ------------   ------------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31,
  1997
  Net sales................  $153,696,000   $193,828,000   $177,667,000   $191,456,000   $716,647,000
  Gross margin.............    70,460,000     84,999,000     80,005,000     89,063,000    324,527,000
  Income before income
     taxes.................    53,956,000     26,223,000     17,310,000     23,124,000    120,613,000
  Income taxes.............    23,433,000     10,809,000      6,640,000     10,188,000     51,070,000
  Net income...............    30,523,000     15,414,000     10,670,000     12,936,000     69,543,000
                             ============   ============   ============   ============   ============
  Net income per share:
     Basic.................         $1.70           $.85           $.59           $.71          $3.84
     Diluted...............         $1.66           $.83           $.57           $.69          $3.74
  Weighted average shares
     outstanding:
     Basic.................    17,986,227     18,085,111     18,158,095     18,190,905     18,105,084
                             ============   ============   ============   ============   ============
     Diluted...............    18,389,689     18,532,306     18,612,922     18,754,362     18,589,466
                             ============   ============   ============   ============   ============

                                 FIRST         SECOND         THIRD          FOURTH
                                QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                              -----------   ------------   ------------   ------------   ------------
YEAR ENDED OCTOBER 31, 1996
  Net sales.................  $90,728,000   $136,396,000   $134,153,000   $140,092,000   $501,369,000
  Gross margin..............   34,931,000     62,695,000     61,807,000     65,795,000    225,228,000
  Income before income
     taxes..................    6,312,000     22,376,000     22,285,000     24,042,000     75,015,000
  Income taxes..............    2,719,000      9,862,000      9,123,000     10,808,000     32,512,000
  Net income................    3,593,000     12,514,000     13,162,000     13,234,000     42,503,000
                              ===========   ============   ============   ============   ============
  Net income per share:
     Basic..................         $.21           $.71           $.75           $.75          $2.42
     Diluted................         $.20           $.71           $.74           $.74          $2.39
  Weighted average shares
     outstanding:
     Basic..................   17,482,870     17,566,959     17,585,439     17,608,193     17,563,754
                              ===========   ============   ============   ============   ============
     Diluted................   17,659,976     17,732,641     17,800,623     17,866,110     17,768,996
                              ===========   ============   ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Company, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated April 10, 1998, which information is incorporated by reference herein.

     The principal executive officers of the Company and their recent business experience are as follows.

                                              PRINCIPAL OCCUPATION                         OFFICER
             NAME                            DURING PAST FIVE YEARS                AGE      SINCE
Robert M. Johnson..............   Chairman of the Board and Chief Executive         52       1996
                                  Officer of the Company since June 1996;
                                    theretofore Vice Chairman, President and
                                    Chief Executive Officer of the Company from
                                    January 1996; previously Publisher,
                                    President and Chief Executive Officer of
                                    Newsday, Inc. (a subsidiary of Times
                                    Mirror, Inc.)
James P. O'Neil................   President and Chief Operating Officer since       53       1984
                                  January 1996; previously Executive Vice
                                    President and Chief Operating Officer;
                                    theretofore Vice President, Finance, of the
                                    Company
Carl Crossetto.................   Vice President, since March 1998, previously      49       1998
                                  Director of Sales for the Company
Denise K. Fletcher.............   Vice President, Chief Financial Officer,          49       1996
                                  since July 1996; previously principal of
                                    Fletcher Associates, Inc., a management
                                    consulting firm
John A. Stone..................   Vice President, Technology, and Chief             54       1996
                                  Technology Officer since December 1996;
                                    previously Client Partner in AT&T Solutions
                                    from 1995; theretofore principal in his own
                                    technology consulting practice
Bruce Bezpa....................   Vice President, Strategic Development, since      42       1996
                                  November 1996; previously Director of Mutual
                                    Funds for the Company
Susan W. Cummiskey.............   Vice President, Human Resources, since            44       1998
                                  January 1998, previously Director, Human
                                    Resources from February 1997; theretofore
                                    Vice President, Human Resources for the
                                    Chemical Group of Degussa Corporation.
Thomas P. Meola................   Vice President, Finance, and Controller since     55       1987
                                  November 1996; previously Controller of the
                                    Company
Douglas F. Bauer...............   Corporate Secretary                               55       1986

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

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated April 10, 1998, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders of the Company" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated April 10, 1998, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT:

        (1) Financial Statements:

                                                                              PAGE NUMBER
                                                                            IN THIS REPORT
                                                                            --------------
            Report of Independent Auditors..............................          11
            Consolidated Statements of Income -- Year Ended December 31,
              1997, Two Months Ended December 31, 1996, Three Months
              Ended January 31, 1996 (unaudited), Years Ended October
              31, 1996 and 1995.........................................          12
            Consolidated Balance Sheets as of December 31, 1997 and
              1996......................................................         13-14
            Consolidated Statements of Cash Flows -- Year Ended December
              31, 1997, Two Months Ended December 31, 1996, Three Months
              Ended January 31, 1996 (unaudited), Years Ended October
              31, 1996 and 1995.........................................          15
            Consolidated Statements of Stockholders' Equity -- Year
              Ended December 31, 1997, Two Months Ended December 31,
              1996, Years Ended October 31, 1996 and 1995...............          16
            Notes to Consolidated Financial Statements..................         17-26

        (2) Financial Statement Schedule -- Year Ended December 31, 1997, Two months ended
             December 31, 1996 and Years Ended October 31, 1996 and 1995:

            Schedule II -- Valuation and Qualifying Accounts............          S-1

           All other schedules are omitted because they are not applicable.

        (3) Exhibits:

                3.1  -- Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Com-
                          pany's annual report on Form 10-K for the year ended October 31, 1984)
                3.2  -- Amendment to the Certificate of Incorporation filed May 11, 1988 (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-K for the year ended October 31, 1988)
                3.3  -- Amendment to the Certificate of Incorporation filed March 23, 1989 (incorporated by reference to Exhibit 3.3 to the Company's annual report on
                          Form 10-K for the year ended October 31, 1989)
                3.4  -- Amendment to the Certificate of Incorporation filed March 28, 1990 (incorporated by reference to page 7 of the Company's definitive Proxy Statement dated January 29,
                          1990)
                3.5  -- By-Laws
                4.1  -- Rights Agreement dated as of January 30, 1997 (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K filed February 10, 1997).
               10.1  -- Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company's definitive Proxy Statement dated January 30, 1985)
               10.2  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the Company's
                          Post-Effective Amendment No. 1 on Form S-8 relating to the Company's Stock Option
                          Plan dated April 16, 1987)
               10.3  -- Amendment to 1981 Stock Option Plan (incorporated by reference to the Company's
                          Post-Effective Amendment No. 2 on Form S-8 relating to the Company's Stock Option
                          Plan dated October 19, 1988)
               10.4  -- 1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement dated February 10, 1992)

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.
Dated:  March 31, 1998
                                            By         ROBERT M. JOHNSON
                                             -----------------------------------
                                                      ROBERT M. JOHNSON
                                               Chairman of the Board and Chief
                                                       Executive Officer
                                                (Principal Executive Officer)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                       NAME                                          TITLE                       DATE
                       ----                                          -----                       ----
                 ROBERT M. JOHNSON                     Chairman of the Board, Chief         March 31, 1998
---------------------------------------------------    Executive
                (ROBERT M. JOHNSON)                    Officer and Director

                  JAMES P. O'NEIL                      President, Chief Operating           March 31, 1998
---------------------------------------------------    Officer and Director
                 (JAMES P. O'NEIL)

                DENISE K. FLETCHER                     Vice President and Chief             March 31, 1998
---------------------------------------------------    Financial
               (DENISE K. FLETCHER)                    Officer

                         *                             Director                             March 31, 1998
---------------------------------------------------
                (ROBERT M. CONWAY)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                 (EDWARD H. MEYER)

                         *                             Director                             March 31, 1998
---------------------------------------------------
               (H. MARSHALL SCHWARZ)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                 (JUDITH SHAPIRO)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                (WENDELL M. SMITH)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                (THOMAS O. STANLEY)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                  (VINCENT TESE)

                         *                             Director                             March 31, 1998
---------------------------------------------------
                 (RICHARD R. WEST)

               *By ROBERT M. JOHNSON                   Attorney-in-Fact
 -------------------------------------------------
                (ROBERT M. JOHNSON)

                       BOWNE & CO. INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

               COLUMN A                   COLUMN B      COLUMN C      COLUMN D      COLUMN E
----------------------------------------------------------------------------------------------
                                         BALANCE AT     ADDITIONS
                                          BEGINNING    CHARGED TO    DEDUCTIONS/   BALANCE AT
                                             OF         COSTS AND    (ADDITIONS)     END OF
              DESCRIPTION                  PERIOD       EXPENSES       (A)(B)        PERIOD
----------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

     Year Ended December 31, 1997         $9,702,000    $7,871,000    $5,132,000   $12,441,000
                                          =========     =========     =========    ==========
     Two Months Ended December 31, 1996   $8,763,000    $ 729,000     $(210,000)   $9,702,000
                                          =========     =========     =========    ==========
     Year Ended October 31, 1996          $6,269,000    $5,208,000    $2,714,000   $8,763,000
                                          =========     =========     =========    ==========
     Year Ended October 31, 1995          $6,592,000    $2,771,000    $3,094,000   $6,269,000
                                          =========     =========     =========    ==========

---------------

(a) Uncollectible accounts written off, net of recoveries.

(b) For the two months ended December 31, 1996 writeoffs were $83,000 and the allowance was increased by $293,000 to reflect acquired businesses during this period.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
  21     Subsidiaries of the Company

  23     Consent of Independent Auditors

  27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed

  27.2 Restated Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed

  99     Credit Agreement
