Form 10-K405/A
period 1997-12-31
BOWNE & CO INC
filed 1998-04-21
CIK 13610

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               ------------------
                                  FORM 10-K/A
                               ------------------

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
                                                               ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED
                                               DECEMBER 31,     YEAR ENDED OCTOBER 31,
                                               -------------   -------------------------   TWO MONTHS ENDED    THREE MONTHS ENDED
                                                   1997           1996          1995       DECEMBER 31, 1996    JANUARY 31, 1996
                                               -------------   -----------   -----------   -----------------   ------------------
                                                                                                                   UNAUDITED
Cash flows from operating activities:
Net income...................................   $69,543,000    $42,503,000   $23,286,000      $ 5,184,000         $ 3,593,000
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization..............    29,669,000     21,247,000    17,852,000        4,716,000           4,864,000
  Provision for doubtful accounts............     7,871,000      5,208,000     2,771,000          729,000            (223,000)
  Gain on sale of subsidiary.................   (35,273,000)            --            --               --                  --
  Gain on disposal of fixed assets...........      (959,000)            --            --          (17,000)            (26,000)
  Gain on sales of securities and other
    investments..............................      (706,000)    (3,010,000)     (158,000)              --             (39,000)
  Provision for deferred employee
    compensation.............................     3,729,000      1,229,000     1,242,000          282,000             395,000
  Deferred income taxes......................    (2,117,000)    (1,740,000)      607,000         (329,000)                 --
  Other......................................     4,647,000        101,000      (315,000)        (280,000)              8,000
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable......................   (31,010,000)   (47,392,000)  (26,766,000)      (1,822,000)         16,273,000
    Inventories..............................     6,693,000     (6,468,000)   (6,832,000)      (6,388,000)         (6,099,000)
    Prepaid expenses and other current
      assets.................................    (3,367,000)    (1,298,000)    1,745,000       (4,010,000)         (2,169,000)
    Trade payables...........................    (6,585,000)     4,345,000     3,599,000        1,616,000            (695,000)
    Employee compensation....................    12,283,000      9,767,000     4,375,000       (8,003,000)        (15,629,000)
    Accrued expenses and taxes...............     3,617,000      6,448,000     6,303,000        9,741,000           1,234,000
                                                -----------    -----------   -----------      -----------         -----------
Net cash provided by operating activities....    58,035,000     30,940,000    27,709,000        1,419,000           1,487,000
                                                -----------    -----------   -----------      -----------         -----------
Cash flows from investing activities:
  Proceeds from sale of subsidiary...........    36,679,000             --            --               --                  --
  Proceeds from the sale of fixed assets.....     3,992,000             --            --           20,000                  --
  Purchase of other investments..............      (500,000)            --            --           (1,000)                 --
  Acquisition of businesses, net of cash.....   (40,491,000)            --            --       (3,369,000)                 --
  Purchase of marketable securities and other
    investments..............................    (1,929,000)    (3,854,000)   (7,840,000)        (231,000)         (1,661,000)
  Proceeds from sales of marketable
    securities and other investments.........     1,939,000     16,402,000     4,569,000          300,000           1,032,000
  Purchase of property, plant and
    equipment................................   (35,188,000)   (44,485,000)  (19,954,000)      (5,649,000)         (9,236,000)
                                                -----------    -----------   -----------      -----------         -----------
Net cash used in investing activities........   (35,498,000)   (31,937,000)  (23,225,000)      (8,930,000)         (9,865,000)
                                                -----------    -----------   -----------      -----------         -----------
Cash flows from financing activities:
  Advances from demand notes.................       974,000             --            --          894,000                  --
  Proceeds from borrowing....................    20,000,000             --            --               --           1,026,000
  Payment of debt............................   (22,612,000)      (658,000)     (351,000)      (1,265,000)            (63,000)
  Proceeds from stock options exercised......     3,412,000      3,696,000       327,000          207,000           2,123,000
  Payment of dividends.......................    (6,515,000)    (6,335,000)   (6,260,000)              --          (1,578,000)
  Purchase of treasury stock.................    (1,247,000)      (417,000)      (74,000)        (107,000)                 --
                                                -----------    -----------   -----------      -----------         -----------
Net cash used in financing activities........    (5,988,000)    (3,714,000)   (6,358,000)        (271,000)          1,508,000
                                                -----------    -----------   -----------      -----------         -----------
Net increase (decrease) in cash and cash
  equivalents................................    16,549,000     (4,711,000)   (1,874,000)      (7,782,000)         (6,870,000)
Cash and cash equivalents -- beginning.......    24,097,000     36,590,000    38,464,000       31,879,000          36,590,000
                                                -----------    -----------   -----------      -----------         -----------
CASH AND CASH EQUIVALENTS -- END.............   $40,646,000    $31,879,000   $36,590,000      $24,097,000         $29,720,000
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

  Revenue Recognition

     For substantially all services, revenues are recognized when products or services are delivered or rendered to customers.

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

     The following table summarizes the components of property, plant and equipment:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1997            1996
                                                           ------------    ------------
Land and buildings.......................................  $ 73,008,000    $ 71,482,000
Machinery and plant equipment............................   141,524,000     128,508,000
Leasehold improvements...................................    32,264,000      26,056,000
Furniture, fixtures and vehicles.........................    31,192,000      22,513,000
                                                           ------------    ------------
          Total..........................................  $277,988,000    $248,559,000
                                                           ============    ============

     Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings...................................................  20-40 years
Machinery and plant equipment...............................  3-12 1/2 years
Furniture and fixtures......................................  5-12 1/2 years
Vehicles....................................................  3-5 years
Leasehold improvements......................................  Shorter of useful life or term of lease

                       BOWNE & CO., INC. AND SUBSIDIARIES

  Intangible Assets and Goodwill

     The Company does not recognize the fair value of internally generated intangible assets. Costs incurred to produce internally developed software and other products to enhance customer related processes and internally used management systems are expensed and recorded as a reduction of income as incurred. On the other hand, intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations. Accordingly, the intangible assets reported in the consolidated balance sheets are limited to intangible assets resulting from certain acquisitions.

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

     The following table sets forth the basic and diluted weighted average share amounts:

                                                                  TWO MONTHS               YEAR ENDED
                                                YEAR ENDED          ENDED                 OCTOBER 31,
                                               DECEMBER 31,      DECEMBER 31,      --------------------------
                                                   1997              1996             1996            1995
                                               ------------      ------------         ----            ----
Weighted-average Basic shares................   18,105,084        17,656,603       17,563,754      17,388,748
Dilutive stock options and deferred stock
  units......................................      484,382           337,236          205,242         113,831
                                               -----------       -----------       ----------      ----------
Weighted-average Diluted shares..............   18,589,466        17,993,839       17,768,996      17,502,579
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

     The Company also purchased several U.S. based companies, for a combination of cash and stock, to promote the growth of its internally developed document management outsourcing offerings (started in late 1996) and a machine language translation company to enhance the localization and globalization offerings of the Company. The companies purchased were: Imagineer, Inc. (February 1997); Internet Factory, Inc. (March 1997); the assets of J. Feuerstein Systems (JFS), a division of Docucon Incorporated (November 1997); the assets of United Media Corporation (November 1997); and Linguistix, Inc. (December 1997). The total purchase price of these companies was approximately $16,400,000, including acquisition costs. The shares issued for the purchase of Imagineer and Internet Factory were 88,888 and 10,000, respectively. For Internet Factory, the purchase agreement requires an additional 10,000 shares to be issued in both January 1998 and 1999. All of the acquisitions were accounted for using the purchase method of

                       BOWNE & CO., INC. AND SUBSIDIARIES
accounting and the results from these operations were included in the statement of income and cash flows after the date of acquisition. The goodwill recorded during 1997 as a result of the acquisitions was nearly $46,000,000. Approximately, $3,000,000 of the purchase price for JFS and Linguistix was assigned to purchased in-process research and development and written off. No pro forma financial information is presented herein due to the insignificance of the aggregate amount of the acquisitions disclosed above.

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

NOTE 6 -- INVENTORIES

     Inventories consist of the following:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Raw materials...............................................  $ 5,750,000    $ 6,068,000
Work in process.............................................   29,867,000     35,849,000
                                                              -----------    -----------
                                                              $35,617,000    $41,917,000
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

                       BOWNE & CO., INC. AND SUBSIDIARIES

     Pension costs are summarized as follows:

                                                                                     YEAR ENDED OCTOBER 31,
                                                                  YEAR ENDED        -------------------------
                                                               DECEMBER 31, 1997       1996          1995
                                                              -------------------   -----------   -----------
Service cost................................................      $ 4,176,000       $ 3,077,000   $ 4,946,000
Interest cost...............................................        3,313,000         2,549,000     2,402,000
Actual return on plan assets................................       (8,508,000)       (7,124,000)   (7,113,000)
Net amortization and deferrals..............................        4,490,000         3,211,000     3,765,000
                                                                  -----------       -----------   -----------
Net periodic pension cost of defined benefit plans..........        3,471,000         1,713,000     4,000,000
Union plans.................................................          444,000           534,000       607,000
Defined contribution plans..................................          765,000           679,000       407,000
                                                                  -----------       -----------   -----------
Total pension cost..........................................      $ 4,680,000       $ 2,926,000   $ 5,014,000
                                                                  ===========       ===========   ===========

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                    1997                 1996
                                                              -----------------    -----------------
Fair value of plan assets...................................     $48,500,000          $41,942,000
                                                                 -----------          -----------
Actuarial value of benefit obligations:
  Vested....................................................      24,761,000           19,867,000
  Non-vested................................................       7,004,000            5,620,000
                                                                 -----------          -----------
Accumulated benefit obligation..............................      31,765,000           25,487,000
Effect of projected future salary increases.................       8,966,000            7,193,000
                                                                 -----------          -----------
Projected benefit obligation................................      40,731,000           32,680,000
                                                                 -----------          -----------
Plan assets in excess of projected benefit obligation.......       7,769,000            9,262,000
Unrecognized net gain.......................................     (12,567,000)         (11,829,000)
Unrecognized net transition asset amortized over twenty-two
  years.....................................................      (3,215,000)          (3,489,000)
                                                                 -----------          -----------
Accrued pension cost........................................     $ 8,013,000          $ 6,056,000
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

     Details of stock options are as follows:

                                                              NUMBER OF       OPTION
                                                               SHARES          PRICE
                                                              ---------    -------------
YEAR ENDED OCTOBER 31, 1995
---------------------------
     Granted................................................    104,900           $16.06
     Exercised..............................................     35,042      8.13--14.50
     Cancelled..............................................     40,800      8.13--19.06
     Outstanding, end of year...............................  1,042,176      9.75--19.06
     Exercisable, end of year...............................    291,225      9.75--17.88

YEAR ENDED OCTOBER 31, 1996
---------------------------
     Granted................................................    222,300           $20.19
     Exercised..............................................    273,876      9.75--20.19
     Cancelled..............................................     62,650     10.00--20.19
     Outstanding, end of year...............................    927,950     11.13--20.19
     Exercisable, end of year...............................    264,900     11.13--17.88

TWO MONTHS ENDED DECEMBER 31, 1996
----------------------------------
     Granted................................................    144,300           $22.31
     Exercised..............................................      9,850     13.69--17.88
     Cancelled..............................................        400     17.19--19.06
     Outstanding, end of period.............................  1,062,000     11.13--22.31
     Exercisable, end of period.............................     83,200     11.13--17.19

                       BOWNE & CO., INC. AND SUBSIDIARIES

                                                              NUMBER OF       OPTION
                                                               SHARES          PRICE
                                                              ---------    -------------
YEAR ENDED DECEMBER 31, 1997
----------------------------
     Granted................................................    509,050    $22.31--37.06
     Exercised..............................................    226,700     11.13--19.06
     Cancelled..............................................     59,425     11.13--22.31
     Outstanding, end of year...............................  1,284,925     11.13--37.06
     Exercisable, end of year...............................    334,225     11.13--22.31

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

                                                     TWO MONTHS
                                YEAR ENDED              ENDED             YEAR ENDED
                             DECEMBER 31, 1997    DECEMBER 31, 1996    OCTOBER 31, 1996
                             -----------------    -----------------    ----------------
Net Income:
     As Reported...........     $69,543,000           $5,184,000          $42,503,000
     Pro Forma.............      68,756,000            5,107,000           42,332,000
Pro Forma Per Share:
     Basic.................           $3.80                 $.29                $2.41
     Diluted...............            3.70                  .29                 2.38

     No adjustment was made to October 31, 1995, as Statement No. 123 does not apply to grants issued before December 31, 1994. The grants issued during the year ended October 31, 1995 were issued on December 14, 1994. Since the compensation expense associated with the grants would have been recognized generally over a four year vesting period, the initial impact of applying Statement No. 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                        1997         1996         1995
                                                       GRANTS       GRANTS       GRANTS
                                                       -------      -------      -------
Expected dividend yield..............................   1.2%         1.7 %        2.0 %
Expected stock price volatility......................  30.1%        32.2 %       36.3 %
Risk-free interest rate..............................   5.8%         5.97%        5.51%
Expected life of options.............................  5 years      5 years      5 years
Weighted average fair value.......................... $12.23        $7.36        $6.86

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

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 10 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                                  TWO MONTHS            YEAR ENDED OCTOBER 31,
                                              YEAR ENDED             ENDED            --------------------------
                                           DECEMBER 31, 1997   DECEMBER 31, 1996         1996           1995
                                           -----------------   -----------------      -----------    -----------
Current:

  U.S. Federal...........................     $39,346,000         $ 3,308,000         $25,813,000    $12,725,000
  Foreign................................       3,183,000              91,000           1,504,000      1,292,000
  State and local........................      10,658,000             852,000           6,935,000      3,841,000
                                              -----------         -----------         -----------    -----------
                                               53,187,000           4,251,000          34,252,000     17,858,000
                                              -----------         -----------         -----------    -----------
Deferred:
  U.S. Federal...........................      (1,415,000)            166,000          (1,220,000)       533,000
  Foreign................................        (379,000)           (327,000)           (229,000)      (110,000)
  State and local........................        (323,000)             38,000            (291,000)       184,000
                                              -----------         -----------         -----------    -----------
                                               (2,117,000)           (123,000)         (1,740,000)       607,000
                                              -----------         -----------         -----------    -----------
                                              $51,070,000         $ 4,128,000         $32,512,000    $18,465,000
                                              ===========         ===========         ===========    ===========

     Income taxes paid during the year ended December 31, 1997, the two months ended December 31, 1996, and the years ended October 31, 1996 and 1995 were $51,523,000, $850,000, $31,508,000 and $11,489,000, respectively.

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                                                    YEAR ENDED
                                                                                 TWO MONTHS        OCTOBER 31,
                                                             YEAR ENDED             ENDED          ------------
                                                          DECEMBER 31, 1997   DECEMBER 31, 1996    1996    1995
                                                          -----------------   -----------------    ----    ----
Statutory tax rate......................................        35.0%               35.0%          35.0%   35.0%
Increase in tax resulting from:
  State and local taxes.................................         5.5                 6.2            5.8     6.3
  Foreign taxes.........................................          .1                  .3             .3      .1
  Non-deductible items..................................         2.5                 2.8            2.2     2.7
  Other.................................................         (.8)                 --             --      .1
                                                                ----                ----           ----    ----
Effective income tax rate...............................        42.3%               44.3%          43.3%   44.2%
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

     Interest paid was $1,535,000, $662,000 and $871,000 for the years ended December 31, 1997 and October 31, 1996 and 1995, respectively.

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
                                                              ===========   ===========

NOTE 13 -- OTHER INCOME

     The components of other income are summarized as follows:

                                                                                        YEAR ENDED
                                                                                        OCTOBER 31,
                                                                 YEAR ENDED       -----------------------
                                                              DECEMBER 31, 1997      1996         1995
                                                              -----------------   ----------   ----------
Interest income.............................................     $1,569,000       $  991,000   $1,477,000
Dividends...................................................        202,000          642,000      720,000
Capital gains (loss)........................................       (228,000)       2,809,000      446,000
Other.......................................................        913,000          463,000    1,063,000
                                                                 ----------       ----------   ----------
                                                                 $2,456,000       $4,905,000   $3,706,000
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

     Rent expense relating to premises and equipment amounted to $12,736,000 for the year ended December 31, 1997 and $9,823,000 and $8,265,000 for the years ended October 31, 1996 and 1995, respectively. The minimum annual rental commitments under non-cancelable leases as at December 31, 1997 are summarized as follows:

1998.............................   $14,287,000              2001.............................   $ 8,035,000
1999.............................    12,593,000              2002.............................     6,510,000
2000.............................     9,986,000              2003-2007........................    15,302,000
                                                                                                 -----------
                                                             Total............................   $66,713,000
                                                                                                 ===========

NOTE 15 -- STOCKHOLDER RIGHTS PLAN

     During 1997, the Company adopted a Stockholder Rights Plan that grants a Right to each Stockholder of record on February 10, 1997 and all shares issued thereafter to purchase 1,000 shares of the Preferred Stock for each share of common stock owned when certain events occur. This plan is triggered when certain events that involve the acquisition, tender offer or exchange of 20% or more of the Common Stock by a person or group of persons, without the approval of the Company's Board of Directors, occur. Prior to the event, the Rights will be linked to the underlying shares of the Common stock and may not be transferred by themselves.

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

                                                                                      OTHER
                                                     UNITED STATES     CANADA        FOREIGN        TOTAL
                                                     -------------   -----------   -----------   ------------
1997
  Net sales........................................  $547,880,000    $76,695,000   $92,072,000   $716,647,000
  Net income.......................................    70,918,000      4,208,000    (5,583,000)    69,543,000
  Identifiable assets..............................   367,216,000     49,556,000    83,881,000    500,653,000
1996
  Net sales........................................  $404,683,000    $62,513,000   $34,173,000   $501,369,000
  Net income.......................................    40,951,000      1,818,000      (266,000)    42,503,000
  Identifiable assets..............................   324,172,000     36,760,000    24,890,000    385,822,000
1995
  Net sales........................................  $314,264,000    $56,199,000   $22,250,000   $392,713,000
  Net income.......................................    23,328,000        526,000      (568,000)    23,286,000
  Identifiable assets..............................   276,107,000     33,536,000    16,027,000    325,670,000

                       BOWNE & CO., INC. AND SUBSIDIARIES

NOTE 17 -- SUMMARY OF QUARTERLY DATA (UNAUDITED)

                                         FIRST          SECOND         THIRD          FOURTH
                                        QUARTER        QUARTER        QUARTER        QUARTER       FULL YEAR
                                      ------------   ------------   ------------   ------------   ------------
YEAR ENDED DECEMBER 31, 1997
  Net sales.........................  $153,696,000   $193,828,000   $177,667,000   $191,456,000   $716,647,000
  Gross margin......................    70,460,000     84,999,000     80,005,000     89,063,000    324,527,000
  Income before income taxes........    53,956,000     26,223,000     17,310,000     23,124,000    120,613,000
  Income taxes......................    23,433,000     10,809,000      6,640,000     10,188,000     51,070,000
  Net income........................    30,523,000     15,414,000     10,670,000     12,936,000     69,543,000
                                      ============   ============   ============   ============   ============
  Net income per share:
     Basic..........................         $1.70           $.85           $.59           $.71          $3.84
     Diluted........................         $1.66           $.83           $.57           $.69          $3.74
  Weighted average shares
     outstanding:
     Basic..........................    17,986,227     18,085,111     18,158,095     18,190,905     18,105,084
                                      ============   ============   ============   ============   ============
     Diluted........................    18,389,689     18,532,306     18,612,922     18,754,362     18,589,466
                                      ============   ============   ============   ============   ============

                                          FIRST         SECOND         THIRD          FOURTH
                                         QUARTER       QUARTER        QUARTER        QUARTER       FULL YEAR
                                       -----------   ------------   ------------   ------------   ------------
YEAR ENDED OCTOBER 31, 1996
  Net sales..........................  $90,728,000   $136,396,000   $134,153,000   $140,092,000   $501,369,000
  Gross margin.......................   34,931,000     62,695,000     61,807,000     65,795,000    225,228,000
  Income before income taxes.........    6,312,000     22,376,000     22,285,000     24,042,000     75,015,000
  Income taxes.......................    2,719,000      9,862,000      9,123,000     10,808,000     32,512,000
  Net income.........................    3,593,000     12,514,000     13,162,000     13,234,000     42,503,000
                                       ===========   ============   ============   ============   ============
  Net income per share:
     Basic...........................         $.21           $.71           $.75           $.75          $2.42
     Diluted.........................         $.20           $.71           $.74           $.74          $2.39
  Weighted average shares
     outstanding:
     Basic...........................   17,482,870     17,566,959     17,585,439     17,608,193     17,563,754
                                       ===========   ============   ============   ============   ============
     Diluted.........................   17,659,976     17,732,641     17,800,623     17,866,110     17,768,996
                                       ===========   ============   ============   ============   ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BOWNE & CO., INC. (Registrant)

                                           By:     /s/ ROBERT M. JOHNSON
                                              ---------------------------------
                                                       Robert M. Johnson
                                                     Chairman of the Board
                                                  and Chief Executive Officer

April 21, 1998