Form 10-Q
period 1998-03-31
BOWNE & CO INC
filed 1998-05-15
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM__________ TO__________

                            ------------------------

                         COMMISSION FILE NUMBER 1-5842

                            ------------------------

                               BOWNE & CO., INC.
             (Exact name of registrant as specified in its charter)

                 NEW YORK
     (State or other jurisdiction of                     13-2618477
      incorporation or organization)        (IRS Employer Identification Number)
            345 HUDSON STREET
            NEW YORK, NEW YORK                             10014
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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 18,384,596 shares of common stock, par value $.01, outstanding as at May 8, 1998.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                (000'S OMITTED)
                                                                1998        1997
                                                                ----        ----
Net sales...................................................  $194,285    $153,696
Expenses:
    Cost of sales...........................................   101,480      83,236
    Selling and administrative..............................    62,658      45,997
    Depreciation and amortization...........................     7,998       6,502
    Interest................................................       253         183
                                                              --------    --------
                                                               172,389     135,918
                                                              --------    --------

Operating income............................................    21,896      17,778
Gain on sale of subsidiary..................................        --      35,273
Other income................................................        96         905
                                                              --------    --------
Income before income taxes..................................    21,992      53,956
                                                              --------    --------
Income taxes:
    State and local.........................................       613       6,210
    Federal.................................................     8,157      16,493
    Foreign.................................................       268         730
                                                              --------    --------
                                                                 9,038      23,433
                                                              --------    --------
Net income..................................................  $ 12,954    $ 30,523
                                                              ========    ========
Earnings per share
    Basic...................................................  $    .71    $   1.70
                                                              ========    ========
    Diluted.................................................  $    .69    $   1.66
                                                              ========    ========
Dividends per share.........................................      $.09        $.09
                                                              ========    ========

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                        THREE MONTHS
                                                                            ENDED
                                                                          MARCH 31,
                                                                         (UNAUDITED)
                                                                        ------------
                                                                   1998              1997
                                                               -------------     -------------

                                                                       (000'S OMITTED)
Net income..................................................   $      12,954     $      30,523
  Foreign currency translation adjustment...................             156              (492)
  Net unrealized gains arising from marketable securities
    during the period, after deducting taxes of $83 and $9
    for March 31, 1998 and 1997, respectively...............             111                10
                                                               -------------     -------------
Comprehensive income........................................   $      13,221     $      30,041
                                                               =============     =============

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,
                                                                 1998       DECEMBER 31,
                                                              (UNAUDITED)       1997
                                                              -----------   ------------
                                                                   (000'S OMITTED)
                                         ASSETS

Current assets:

    Cash and cash equivalents...............................   $ 44,565       $ 40,646

    Marketable securities...................................      6,311          5,829

    Trade accounts receivable, less allowance for doubtful
     accounts of $12,851,000 (1998) and $12,441,000 (1997)..    192,065        187,573

    Inventories.............................................     51,506         35,617

    Prepaid expenses and other current assets...............     16,055         15,839
                                                               --------       --------
                Total current assets........................    310,502        285,504

Property, plant and equipment, less depreciation and
  amortization of $147,201,000 (1998) and
  $139,055,000 (1997).......................................    148,609        138,933

Goodwill, net of accumulated amortization of $7,934,000
  (1998) and $7,174,000 (1997)..............................     75,819         64,452

Other assets................................................     16,542         11,764
                                                               --------       --------
                    Totals..................................   $551,472       $500,653
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable and current portion of long-term debt.....   $  6,717       $  5,755

    Accounts payable........................................     36,612         28,097

    Accrued liabilities.....................................     91,784         86,787
                                                               --------       --------
                Total current liabilities...................    135,113        120,639

Long-term debt -- net of current portion....................     25,875          2,537

Deferred employee compensation and benefits.................     18,769         18,877
                                                               --------       --------
                Total liabilities...........................    179,757        142,053
                                                               --------       --------

Stockholders' equity:
    Preferred stock, par value $.01, none issued
    Common stock, par value $.01, issued 19,713,080 shares
     in 1998 and 19,605,555 shares in 1997..................        197            196
    Additional paid-in capital..............................     38,539         36,685
    Retained earnings.......................................    350,719        339,407
    Treasury stock, at cost, 1,361,084 shares in 1998 and
     1,360,199 shares in 1997...............................    (16,273)       (15,954)
    Other, net..............................................     (1,467)        (1,734)
                                                               --------       --------
                Total stockholders' equity..................    371,715        358,600
                                                               --------       --------
                    Totals..................................   $551,472       $500,653
                                                               ========       ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                   (UNAUDITED)
                                                              ----------------------
                                                                 (000'S OMITTED)
                                                                1998            1997
Cash flows from operating activities:
    Net income..............................................  $ 12,954      $ 30,523
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization.......................     7,998         6,502
        Provision for deferred employee compensation........       442           659
        Gain on sale of subsidiary..........................        --       (35,273)
        Changes in other current assets and liabilities, net
        of non-cash transactions............................    (3,483)       (1,232)
                                                              --------      --------
    Net cash provided by operating activities...............    17,911         1,179
                                                              --------      --------

Cash flows from investing activities:
    Proceeds from sale of subsidiary........................        --        36,679
    Acquisitions of businesses, including convenants not to
     compete, net of cash acquired..........................   (14,000)      (27,602)
    Purchase of marketable securities or other
     investments............................................      (399)         (446)
    Proceeds from the sale of marketable securities and
     other investments......................................       150           695
    Purchase of property, plant and equipment...............   (16,315)      (12,219)
                                                              --------      --------
    Net cash used in investing activities...................   (30,564)       (2,893)
                                                              --------      --------

Cash flows from financing activities:
    Proceeds from borrowings................................    20,000           914
    Payment of debt.........................................    (3,014)       (1,308)
    Proceeds from stock options exercised...................     1,664           636
    Purchase of treasury stock..............................      (436)         (228)
    Payment of dividends....................................    (1,642)       (3,235)
                                                              --------      --------

Net cash provided by (used in) financing activities.........    16,572        (3,221)
                                                              --------      --------
Increase (decrease) in cash and cash equivalents............  $  3,919      $ (4,935)
                                                              ========      ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited and, in the opinion of the Company, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at December 31, 1997 was derived from the Company's 1997 audited financial statement.

     NOTE 2. Inventories of $51,506,000 at March 31, 1998 include raw materials of $5,878,000 and work in process of $45,628,000. At December 31, 1997, inventories of $35,617,000 included raw materials of $5,750,000 and work in process of $29,867,000.

     NOTE 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Weighted average Basic shares...............................  18,239,819    17,986,227
Dilutive stock options and deferred stock units.............  18,875,718    18,389,689

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At March 31, 1998, the fair value of marketable securities exceeded cost by $2,112,000. At December 31, 1997, the fair value of marketable securities exceeded cost by $1,918,000. The net unrealized gains, after deferred taxes, were $1,204,000 and $1,093,000 at March 31, 1998 and December 31, 1997, respectively.

     The foreign currency translation adjustment was $2,671,000 and $2,827,000 at March 31, 1998 and December 31, 1997, respectively.

     NOTE 5. During February 1998, the Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. Quadravision and Sitewerks are worldwide Internet development companies serving the banking, insurance, mutual funds, brokerage, automotive and software markets. The total purchase price of these two companies, including related acquisition costs, approximated $13,300,000 with goodwill recorded of approximately $12,800,000. A portion of the purchase price ($3,000,000) for Quadravision was in the form of non-interest bearing promissory notes, which have been recorded net of imputed interest. In addition, the Company entered into non-compete agreements totaling $6,000,000 of which $4,000,000 was paid at closing and the balance is payable over the next two years.

     NOTE 6. On March 20, 1998, the Company borrowed $20,000,000 under its $200,000,000 unsecured five-year revolving credit agreement, with interest at 5.85%.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On March 31, 1998, the Company had a working capital ratio of 2.30 to 1 and working capital of $175,389,000.

     During February 1998, the Company completed two acquisitions to strengthen and broaden its Internet solutions services. It is expected that the cash generated from operations, working capital and the Company's borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), and to finance future acquisitions and capital expenditures, and to provide for the payment of dividends.

                                   CASH FLOWS

     The Company had net cash provided by operating activities of $17,911,000 and $1,179,000 for the three months ended March 31, 1998 and 1997, respectively.

     Net cash used in investing activities was $30,564,000 and $2,893,000 for the three months ended March 31, 1998 and 1997, respectively. This included expenditures related to the expansion of facilities and continued investments in new technologies through acquisitions.

     Net cash provided by (used in) financing activities was $16,572,000 and ($3,221,000) for the three months ended March 31, 1998 and 1997, respectively. During March 1998, the Company borrowed $20,000,000 from its $200,000,000 five-year revolving line of credit facility to replace working capital used for acquisitions.

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

                       RESULTS OF OPERATIONS AND OUTLOOK

     The Company primarily provides printing and other related services. Revenues related to the transactional financial printing business are affected by cyclical conditions of the capital markets. Over the past year the Company has expanded its lines of business to include information management, global document creation and dissemination, and Internet services.

     As mentioned above, the Company completed two acquisitions related to its Internet Solutions services. These acquisitions along with those made during 1997 for other non-print related services have broadened our services for document solutions that are less cyclical in nature than our transactional financial print services. However, margins associated with these businesses are traditionally lower than those of the financial print services when capital markets are robust.

     The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client's information to any audience, through any medium, in any language, anywhere in the world. The Company's goal is to become the empowerer of information to global companies. The Company is investing heavily in building its resources outside North America to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services outside North America, these operations are anticipated to operate at a loss. We expect to continue to invest outside North America as the Company grows in the newer information solution fields and as it begins to position itself to take advantage of the impact of the European Monetary Union on the financial services industry.

STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     Information contained in this Management Discussion and Analysis with respect to expected financial results and future events and trends is forward looking, based upon managements' estimates and assumptions and subject to risk and uncertainties. For such statements, the Company claims the protection of the safe harbor for forward hooking statements contained in the Private Securites Litigation Reform Act of 1995.

     QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

     Net sales increased by $40,589,000, or 26%, to $194,285,000. The increase was primarily attributable to higher levels of demand for transactional printing services and continued growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions made in 1997 and in 1998. The overall increase in sales contributed to a $22,345,000 growth in gross margin.

     Selling and administrative expenses increased $16,661,000 to $62,658,000. This increase was due to the selling and administrative costs related to the new businesses and in part to the variable costs associated with sales and profitability.

     Depreciation and amortization increased $1,496,000, or 23%, primarily due to the expansion of facilities and the acquisition of equipment and depreciation and amortization related to the new businesses.

     Interest expense increased by $70,000 primarily as a result of interest related to borrowings under the revolving credit agreement.

     During the first quarter of 1997, the Company realized a pre-tax gain from the sale of Baseline, Inc. of $35,273,000. The net of tax effect of this item was $20,005,000.

     Other income decreased $809,000 due to lower levels of capital gains on the sale of marketable securities.

     The effective overall tax rate decreased 3%, from 44% to 41%, as a result of income attributable to jurisdictions having lower tax rates.

     As a result of the foregoing, net income was $12,954,000 compared to $30,523,000 for the same period last year.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.


Date:  May 15, 1998                                               ROBERT M. JOHNSON
                                               --------------------------------------------------------
                                                                  ROBERT M. JOHNSON
                                                        (CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                                             AND CHIEF EXECUTIVE OFFICER)

Date:  May 15, 1998                                               DENISE K. FLETCHER
                                               --------------------------------------------------------
                                                                  DENISE K. FLETCHER
                                                      (VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

Date:  May 15, 1998                                                THOMAS P. MEOLA
                                               --------------------------------------------------------
                                                                   THOMAS P. MEOLA
                                                  (VICE PRESIDENT, FINANCE AND CORPORATE CONTROLLER)

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule