Form 10-Q
period 1998-06-30
BOWNE & CO INC
filed 1998-08-14
CIK 13610

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                 DELAWARE
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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 18,414,283 shares of common stock, par value $.01, outstanding as at August 12, 1998.

================================================================================

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                 (000'S OMITTED
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
                                                                1998        1997
                                                                ----        ----
Net sales...................................................  $219,328    $193,828
Expenses:
    Cost of sales...........................................   115,293     108,829
    Selling and administrative..............................    66,307      50,055
    Depreciation and amortization...........................     8,728       7,431
    Interest................................................       726         476
    Purchased in-process research and development and other
     charges................................................     1,200       1,200
                                                              --------    --------
                                                               192,254     167,991
                                                              --------    --------
Operating income............................................    27,074      25,837
Other income (expense)......................................      (237)        386
                                                              --------    --------
Income before income taxes..................................    26,837      26,223
                                                              --------    --------
Income taxes................................................    11,385      10,809
                                                              --------    --------
Net income..................................................  $ 15,452    $ 15,414
                                                              ========    ========
Earnings per share
    Basic...................................................  $    .84    $    .85
                                                              ========    ========
    Diluted.................................................  $    .82    $    .83
                                                              ========    ========
Dividends per share.........................................  $    .09    $    .09
                                                              ========    ========

                                                                   SIX MONTHS
                                                                     ENDED
                                                                    JUNE 30,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                 (000'S OMITTED
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
                                                                1998        1997
                                                                ----        ----
Net sales...................................................  $413,613    $347,524
Expenses:
    Cost of sales...........................................   216,773     192,064
    Selling and administrative..............................   128,965      96,052
    Depreciation and amortization...........................    16,726      13,932
    Interest................................................       980         659
    Purchased in-process research and development and other
     charges................................................     1,200       1,200
                                                              --------    --------
                                                               364,644     303,907
                                                              --------    --------
Operating income............................................    48,969      43,617
Gain on sale of subsidiary..................................        --      35,273
Other income (expense)......................................      (141)      1,288
                                                              --------    --------
Income before income taxes..................................    48,828      80,178
                                                              --------    --------
Income taxes................................................    20,423      34,241
                                                              --------    --------
Net income..................................................  $ 28,405    $ 45,937
                                                              ========    ========
Earnings per share
    Basic...................................................  $   1.55    $   2.55
                                                              ========    ========
Diluted.....................................................  $   1.50    $   2.48
                                                              ========    ========
Dividends per share.........................................  $    .18    $    .18
                                                              ========    ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    JUNE 30,
                                                                   (UNAUDITED)
                                                                  ------------
                                                                1998        1997
                                                               -------     -------

                                                                 (000'S OMITTED)
Net income..................................................   $15,452     $15,414
  Foreign currency translation adjustment...................      (350)         87
  Net unrealized gains (losses) arising from marketable
    securities during the period, after deducting taxes of
    $54 and $237 for June 30, 1998 and 1997, respectively...      (161)        257
                                                               -------     -------
Comprehensive income........................................   $14,941     $15,758
                                                               =======     =======

                                                                         SIX MONTHS
                                                                            ENDED
                                                                          JUNE 30,
                                                                         (UNAUDITED)
                                                                         -----------
                                                                   1998              1997
                                                               -------------     -------------

                                                                       (000'S OMITTED)
Net income..................................................   $      28,405     $      45,937
  Foreign currency translation adjustment...................            (195)             (405)
  Net unrealized gains (losses) arising from marketable
    securities during the period, after deducting taxes of
    $137 and $246 for June 30, 1998 and 1997,
    respectively............................................             (50)              267
                                                               -------------     -------------
Comprehensive income........................................   $      28,160     $      45,799
                                                               =============     =============

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,
                                                                 1998       DECEMBER 31,
                                                              (UNAUDITED)       1997
                                                              -----------   ------------
                                         ASSETS

Current assets:

    Cash and cash equivalents...............................   $ 37,235       $ 40,646

    Marketable securities...................................      6,090          5,829

    Trade accounts receivable, less allowance for doubtful
     accounts of $13,359 (1998) and $12,441 (1997)..........    216,506        187,573

    Inventories.............................................     57,194         35,617

    Prepaid expenses and other current assets...............     15,468         15,839
                                                               --------       --------
                Total current assets........................    332,493        285,504

Property, plant and equipment, less depreciation and
  amortization of $151,875 (1998) and $139,055 (1997).......    145,157        138,933

Goodwill, net of accumulated amortization of $11,020 (1998)
  and $7,174 (1997).........................................     85,782         64,452

Other assets................................................     23,530         11,764
                                                               --------       --------
                    Totals..................................   $586,962       $500,653
                                                               ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable and current portion of long-term debt.....   $  6,992       $  5,755

    Accounts payable........................................     36,380         28,097

    Accrued liabilities.....................................     94,242         86,787
                                                               --------       --------
                Total current liabilities...................    137,614        120,639

Long-term debt -- net of current portion....................     41,594          2,537

Deferred employee compensation and benefits and other
  liabilities...............................................     22,427         18,877
                                                               --------       --------
                Total liabilities...........................    201,635        142,053
                                                               --------       --------

Stockholders' equity:
    Preferred stock, par value $.01, none issued
    Common stock, par value $.01, issued 19,767,680 shares
     in 1998 and 19,605,555 shares in 1997..................        198            196
    Additional paid-in capital..............................     39,107         36,685
    Retained earnings.......................................    364,515        339,407
    Treasury stock, at cost, 1,361,084 shares in 1998 and
     1,366,793 shares in 1997...............................    (16,514)       (15,954)
    Other, net..............................................     (1,979)        (1,734)
                                                               --------       --------
                Total stockholders' equity..................    385,327        358,600
                                                               --------       --------
                    Totals..................................   $586,962       $500,653
                                                               ========       ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                   (UNAUDITED)
                                                              ----------------------
                                                                 (000'S OMITTED)
                                                                1998            1997
Cash flows from operating activities:
    Net income..............................................  $ 28,405      $ 45,937
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization.......................    16,726        13,932
        Provision for deferred employee compensation........       840           190
        Gain on sale of subsidiary..........................        --       (35,273)
        Changes in other assets and liabilities, net of
        non-cash transactions...............................   (31,898)      (25,997)
                                                              --------      --------
    Net cash provided by (used in) operating activities.....    14,073        (1,211)
                                                              --------      --------

Cash flows from investing activities:
    Proceeds from sale of subsidiary........................        --        36,679
    Acquisitions of businesses, including convenants not to
     compete, net of cash acquired..........................   (26,233)      (33,486)
    Purchase of marketable securities or other
     investments............................................    (2,347)       (3,937)
    Proceeds from the sale of marketable securities and
     other investments......................................       453         1,874
    Purchase of property, plant and equipment...............   (20,380)      (21,389)
                                                              --------      --------
    Net cash used in investing activities...................   (48,507)      (20,259)
                                                              --------      --------

Cash flows from financing activities:
    Proceeds from borrowings................................    39,327        25,029
    Payment of debt.........................................    (6,871)         (631)
    Proceeds from stock options exercised...................     2,424         2,777
    Purchase of treasury stock..............................      (560)         (494)
    Payment of dividends....................................    (3,297)       (4,877)
                                                              --------      --------

Net cash provided by financing activities...................    31,023        21,804
                                                              --------      --------
Increase (decrease) in cash and cash equivalents............  $ (3,411)     $    334
                                                              ========      ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information included herein as at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 is unaudited and, in the opinion of the Company, reflects all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the financial position as of those dates and the results of operations for those periods. The information in the Condensed Consolidated Balance Sheet as at December 31, 1997 was derived from the Company's 1997 audited financial statement.

     NOTE 2. Inventories of $57,194,000 at June 30, 1998 include raw materials of $6,380,000 and work in process of $50,814,000. At December 31, 1997, inventories of $35,617,000 included raw materials of $5,750,000 and work in process of $29,867,000.

     NOTE 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Weighted-average Basic shares...............................  18,289,118    18,085,111
Weighted-average Diluted shares.............................  18,945,022    18,532,306

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Weighted-average Basic shares...............................  18,338,416    18,085,669
Weighted-average Diluted shares.............................  18,982,252    18,514,430

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At June 30, 1998, the fair value of marketable securities exceeded cost by $2,005,000. At December 31, 1997, the fair value of marketable securities exceeded cost by $1,918,000. The net unrealized gains, after deferred taxes, were $1,043,000 and $1,093,000 at June 30, 1998 and December 31, 1997, respectively.

     The foreign currency translation adjustment was $3,022,000 and $2,827,000 at June 30, 1998 and December 31, 1997, respectively.

     NOTE 5. During 1998, the Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. Quadravision and Sitewerks are worldwide Internet development companies serving the banking, insurance, mutual funds, brokerage, automotive and software markets. The total purchase price of these two companies, including related acquisition costs, approximated $13,300,000, of which goodwill was approximately $11,400,000. A portion of the purchase price ($3,000,000) for Quadravision was in the form of non-interest bearing promissory notes, which have been recorded net of imputed interest. In addition, the Company and the selling shareholders entered into non-compete agreements totaling $6,000,000 of which $4,000,000 was paid at closing and the balance is payable over the next two years.

     The Company expanded its presence in the area of software globalization and localization solutions services by acquiring Technical Core Co., Ltd., Datalink Co., Ltd. and 80% of NorthWord A/S. The total purchase price of these three companies, including related acquisition costs, approximated $3,246,000, of which goodwill was approximately $2,070,000. The Company also retained an option for three years to purchase the minority interest in NorthWord A/S.

     In June 1998, the Company acquired Mountain Lake Software Corporation and Open Sesame, a division of Charles River Analytics, Inc. These acquisitions increase the Company's ability to provide clients with integrated Internet solutions. The total purchase price for these two companies, including related acquisition costs, approximated $7,600,000, of which goodwill was approximately $7,300,000. In addition, the Company entered into non-compete agreements, in consideration for which the Company agreed to pay a total of $5,300,000 in equal annual installments over a period of two to five years.

     These acquisitions are accounted for under the purchase method of accounting. In connection with the acquisitions, the Company recorded $1,200,000 of purchased in-process research and development as an operating expense.

     NOTE 6. At June 30, 1998, the Company had borrowed $35,000,000 under its $200,000,000 unsecured five-year revolving credit agreement, with interest at approximately 5.85%.

     NOTE 7. On June 25, 1998, the Company announced a two-for-one stock split, in the form of a 100% stock dividend to shareholders at the close of business on August 14, 1998. The shares will be distributed on August 26, 1998. The accompanying earnings per share data does not reflect the effects of this stock split. Had the stock split been effective for the period ended June 30, 1998, the basic and diluted earnings per share would have been as follows:

                                                               THREE MONTHS
                                                                   ENDED
                                                                 JUNE 30,
                                                              ---------------
                                                              1998      1997
                                                              -----    ------
Earnings per share
  Basic.....................................................  $ .42    $ .425
  Diluted...................................................    .41      .415

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1998      1997
                                                              ------    -------
Earnings per share
  Basic.....................................................  $.775     $1.275
  Diluted...................................................   .75       1.24

     In addition, effective with the third quarter, the quarterly dividend rate was raised from $0.09 to $0.11.

     NOTE 8. Subsequent to June 30, 1998, the Company entered into certain transactions. In July 1998, the Company acquired all of the outstanding shares of Donnelley Enterprise Solutions Incorporated (DESI), pursuant to a tender offer, at a price of $21 per share. The total acquisition costs, excluding fees and expenses, for the outstanding stock of DESI amounted to approximately $105,000,000. DESI provides a comprehensive array of business services, including document services, desktop publishing, and imaging services. DESI's operations include the LANSystems division, which provides services for systems integration, software development and technical training services. Based on the Company's determination that the LANSystems operations were not a fit with the Company's strategy, the Company entered into an agreement in July 1998 to sell these assets in a separate transaction for approximately $23,000,000.

     In July 1998, the Company acquired all of the stock of Mapora Books, S.L., a company located in Spain, for approximately $1,500,000. Mapora will help enhance the Company's global solutions services in foreign projects.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On June 30, 1998, the Company had a working capital ratio of 2.42 to 1 and working capital of $194,879,000.

     During the first six months of 1998, the Company completed seven acquisitions to strengthen and broaden its Internet and globalization and localization solutions. It is expected that the cash generated from operations, working capital, and the Company's borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, and provide for the payment of dividends.

                                   CASH FLOWS

     The Company had net cash provided by (used in) operating activities of $14,073,000 and $(1,211,000) for the six months ended June 30, 1998 and 1997, respectively.

     Net cash used in investing activities was $48,507,000 and $20,259,000 for the six months ended June 30, 1998 and 1997, respectively. This included expenditures related to the expansion of facilities and continued investments in new technologies through acquisitions.

     Net cash provided by financing activities was $31,023,000 and $21,804,000 for the six months ended June 30, 1998 and 1997, respectively.

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

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in the year 2000. The adoption of this pronouncement is not expected to have a material affect on the Company's consolidated financial statements.

                       RESULTS OF OPERATIONS AND OUTLOOK

     The Company primarily provides printing and other related services. Revenues related to the transactional financial printing business are affected by cyclical conditions of the capital markets. Over the past year the Company has expanded its service offerings to include information management, global document creation and dissemination, and Internet services.

     The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client's information to any audience, through any medium, in any language, anywhere in the world. The Company's goal is to become the empowerer of information to global companies. The Company is investing heavily in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services outside the United States, these operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company grows in the newer information solution fields and as it positions itself to take advantage of the impact of the European Monetary Union in the financial services industry.

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

      QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

     Net sales increased by $25,500,000, or 13.1%, to $219,328,000. The increase was primarily attributable to higher levels of demand for transactional printing and growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions made in 1997 and in 1998. The overall increase in sales contributed to a $19,036,000 growth in gross margin. The gross margin percentage improved approximately 3% to 47%. This increase was primarily attributable to higher margins of transactional business partially offset by lower margins at acquired businesses.

     Selling and administrative expenses increased by $16,252,000 to $66,307,000. This increase was due to the selling and administrative costs related to the new businesses, increased staff, and variable costs associated with increased sales and profitability.

     Depreciation and amortization increased $1,297,000, or 17.5%, primarily due to the expansion of facilities, acquisition of equipment, and depreciation and amortization related to the new businesses.

     Interest expense increased by $250,000 primarily as a result of interest related to borrowings under the revolving credit agreement.

     Other income decreased $623,000 due to lower levels of gains from the sale of marketable securities.

     During the quarter the Company recorded a one-time charge of $1,200,000 for purchased in-process research and development, which was not deductible for tax purposes.

     The effective overall tax rate for the quarter increased approximately 1%, to 42%.

     As a result of the foregoing, net income was $15,452,000 compared to $15,414,000 for the same period last year.

   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Net sales increased by $66,089,000 or 19%, to $413,613,000. The increase was primarily attributable to higher levels of demand for transactional printing and growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions made in 1997 and in 1998. The overall increase in sales contributed to a $41,380,000 growth in gross margin. The gross margin percentage improved approximately 3% to 47%. This increase was primarily attributable to higher margins of transactional business partially offset by lower margins at acquired businesses.

     Selling and administrative expenses increased $32,913,000 to $128,965,000. This increase was due to the selling and administrative costs related to businesses acquired during the latter part of the second quarter in 1997, acquisitions during 1998, increases in staff, and variable costs associated with increased sales and profitability.

     Depreciation and amortization increased $2,794,000, or 20%, primarily due to the expansion of facilities, acquisition of equipment, and depreciation and amortization related to the new businesses.

     Interest expense increased by $321,000 primarily as a result of interest related to borrowings under the revolving credit agreement.

     During the first quarter of 1997, the Company realized a pre-tax gain from the sale of Baseline, Inc. of $35,273,000. The net of tax effect of this item was $20,005,000.

     Other income decreased $1,429,000 due to lower levels of gains from the sale of marketable securities.

     During the period the Company recorded a one-time charge of $1,200,000 for purchased in-process research and development, which was not deductible for tax purposes.

     The effective overall tax rate decreased 1%, from 43% to 42%, as a result of income attributable to jurisdictions having lower tax rates.

     As a result of the foregoing, net income was $28,405,000 compared to $45,937,000 for the same period.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.


Date:  August 14, 1998                                            ROBERT M. JOHNSON
                                               --------------------------------------------------------
                                                                  ROBERT M. JOHNSON
                                                        (CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                                             AND CHIEF EXECUTIVE OFFICER)

Date:  August 14, 1998                                            DENISE K. FLETCHER
                                               --------------------------------------------------------
                                                                  DENISE K. FLETCHER
                                                      (VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

Date:  August 14, 1998                                             THOMAS P. MEOLA
                                               --------------------------------------------------------
                                                                   THOMAS P. MEOLA
                                                  (VICE PRESIDENT, FINANCE AND CORPORATE CONTROLLER)

Part II -- Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The registrant held its Annual Meeting of Shareholders on May 28, 1998.

(b) Not required pursuant to Instruction 3 of Item 4.

(c) Briefly described below is each matter voted upon at the Annual Meeting and the number of affirmative votes, negative votes, votes withheld, as well as the number of abstentions and broker non-votes.

    \(I) Election of five nominees to the Board of Directors:

Robert M. Conway
  For                                                         16,416,854
  Against                                                              0
  Withheld                                                       548,355
  Abstain                                                         35,704
  Broker Non-votes                                                     0
Edward H. Meyer
  For                                                         16,395,051
  Against                                                              0
  Withheld                                                       570,158
  Abstain                                                         35,704
  Broker Non-votes                                                     0
James P. O'Neil
  For                                                         16,416,029
  Against                                                              0
  Withheld                                                       549,180
  Abstain                                                         35,704
  Broker Non-votes                                                     0
Judith Shapiro
  For                                                         16,407,970
  Against                                                              0
  Withheld                                                       557,239
  Abstain                                                         35,704
  Broker Non-votes                                                     0
Lisa A. Stanley
  For                                                         16,399,584
  Against                                                              0
  Withheld                                                       565,625
  Abstain                                                         35,704
  Broker Non-votes                                                     0

     (II) Ratification of the appointment of Ernst & Young LLP as independent public accountants for the fiscal year which will end December 31, 1998:

For                                                             16,966,104
Against                                                              9,842
Withheld                                                                 0
Abstain                                                             24,967
Broker Non-votes                                                         0

     (III) Approval of amendment to the registrant's Certificate of Incorporation to increase the minimum number of directors who may serve on the Board of Directors from six to nine and to increase the maximum number of directors who may serve on the Board from ten to fifteen:

For                                                             16,706,255
Against                                                            239,192
Withheld                                                                 0
Abstain                                                             55,466
Broker Non-votes                                                         0

     (IV) Approval to reincorporate the registrant from the State of New York to the State of Delaware:

For                                                             14,272,030
Against                                                            886,841
Withheld                                                                 0
Abstain                                                            161,387
Broker Non-votes                                                 1,680,655

(d)  Not required

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 27 -- Financial Data Schedule

(b)  Reports on Form 8-K

     Report dated June 23, 1998

     Item 5.  Other Events

     Information regarding the reincorporation of the registrant from the State of New York to the State of Delaware and the adoption of an analogous shareholders' rights plan under Delaware law.

REPORT DATED JUNE 25, 1998

ITEM 4.  CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANTS

     Information regarding a change in the registrant's independent public accountants from Ernst & Young LLP to KPMG Peat Marwick LLP.

                                EXHIBIT INDEX



Exhibit
  No.                            Description
-------                          -----------

   27                        Financial Data Schedule