Form 10-Q
period 1998-09-30
BOWNE & CO INC
filed 1998-11-17
CIK 13610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                         Yes  X                      No

     The number of shares outstanding of each of the issuer's classes of common stock was 36,800,923 shares of common stock, par value $.01, outstanding as at November 12, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                 (000'S OMITTED
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
                                                                1998        1997
                                                                ----        ----
Net sales...................................................  $225,420    $177,667
Expenses:
    Cost of sales...........................................   130,488      97,662
    Selling and administrative..............................    66,161      53,733
    Depreciation............................................     9,712       7,465
    Amortization............................................     2,636         193
    Interest................................................     2,960         514
    Purchased in-process research and development and other
     charges................................................     6,000       1,700
                                                              --------    --------
                                                               217,957     161,267
                                                              --------    --------
Operating income............................................     7,463      16,400
Other income, net...........................................     1,255         910
                                                              --------    --------
Income before income taxes..................................     8,718      17,310
                                                              --------    --------
Income taxes................................................     7,266       6,640
                                                              --------    --------
Net income..................................................  $  1,452    $ 10,670
                                                              ========    ========
Earnings per share:
    Basic...................................................  $    .04    $    .30
                                                              ========    ========
    Diluted.................................................  $    .04    $    .29
                                                              ========    ========
Dividends per share.........................................  $   .055    $   .045
                                                              ========    ========

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                 (000'S OMITTED
                                                                  EXCEPT SHARE
                                                                    AMOUNTS)
                                                                1998        1997
                                                                ----        ----
Net sales...................................................  $639,033    $525,191
Expenses:
    Cost of sales...........................................   347,261     289,727
    Selling and administrative..............................   195,126     149,784
    Depreciation............................................    24,341      20,958
    Amortization............................................     4,733         632
    Interest................................................     3,940       1,173
    Purchased in-process research and development and other
     charges................................................     7,200       2,900
                                                              --------    --------
                                                               582,601     465,174
                                                              --------    --------
Operating income............................................    56,432      60,017
Gain on sale of subsidiary..................................        --      35,273
Other income, net...........................................     1,114       2,199
                                                              --------    --------
Income before income taxes..................................    57,546      97,489
                                                              --------    --------
Income taxes................................................    27,689      40,882
                                                              --------    --------
Net income..................................................  $ 29,857    $ 56,607
                                                              ========    ========
Earnings per share:
    Basic...................................................  $    .82    $   1.57
                                                              ========    ========
    Diluted.................................................  $    .79    $   1.53
                                                              ========    ========
Dividends per share.........................................  $   .145    $   .135
                                                              ========    ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                  THREE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                                   (UNAUDITED)
                                                                  -------------
                                                                1998        1997
                                                                ----        ----
                                                                 (000'S OMITTED)
Net income..................................................   $ 1,452     $10,670
  Foreign currency translation adjustment...................    (1,952)       (132)
  Net unrealized (losses) gains arising from marketable
    securities during the period, after (crediting)/
    deducting taxes of $(320) and $52 for September 30, 1998
    and 1997, respectively..................................      (347)         57
                                                               -------     -------
Comprehensive income........................................   $  (847)    $10,595
                                                               =======     =======

                                                                   NINE MONTHS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                                   (UNAUDITED)
                                                                  -------------
                                                                1998        1997
                                                                ----        ----
                                                                 (000'S OMITTED)
Net income..................................................   $29,857     $56,607
  Foreign currency translation adjustment...................    (2,147)       (537)
  Net unrealized (losses) gains arising from marketable
    securities during the period, after (crediting)/
    deducting taxes of $(182) and $299 for September 30,
    1998 and 1997, respectively.............................      (398)        324
                                                               -------     -------
Comprehensive income........................................   $27,312     $56,394
                                                               =======     =======

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                      (000'S OMITTED EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,
                                                                  1998        DECEMBER 31,
                                                               (UNAUDITED)        1997
                                                              -------------   ------------
                                          ASSETS

Current assets:

    Cash and cash equivalents...............................    $ 32,355        $ 40,646

    Marketable securities...................................       5,437           5,829

    Trade accounts receivable, less allowance for doubtful
     accounts of $13,732 (1998) and $12,441 (1997)..........     224,040         187,573

    Inventories.............................................      43,519          35,617

    Prepaid expenses and other current assets...............      19,538          15,839
                                                                --------        --------
                Total current assets........................     324,889         285,504

Property, plant and equipment, less depreciation and
  amortization of $157,990 (1998) and $139,055 (1997).......     159,724         138,933

Goodwill and other intangible assets, net of accumulated
  amortization of $10,467 (1998) and $7,174 (1997)..........     186,391          64,452

Other assets................................................      24,118          11,764
                                                                --------        --------
                    Totals..................................    $695,122        $500,653
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Notes payable and current portion of long-term debt.....    $  7,603        $  5,755

    Accounts payable........................................      37,887          28,097

    Accrued liabilities.....................................     109,972          86,787
                                                                --------        --------
                Total current liabilities...................     155,462         120,639

Long-term debt -- net of current portion....................     134,204           2,537

Deferred employee compensation and benefits and other
  liabilities...............................................      22,939          18,877
                                                                --------        --------
                Total liabilities...........................     312,605         142,053
                                                                --------        --------

Stockholders' equity:
    Preferred stock, par value $.01, none issued
    Common stock, par value $.01, issued 39,544,060 shares
     in 1998 and 39,211,910 shares in 1997..................         395             392
    Additional paid-in capital..............................      38,977          36,489
    Retained earnings.......................................     363,938         339,407
    Treasury stock, at cost, 2,745,137 shares in 1998 and
     2,720,398 shares in 1997...............................     (16,514)        (15,954)
    Other, net..............................................      (4,279)         (1,734)
                                                                --------        --------
                Total stockholders' equity..................     382,517         358,600
                                                                --------        --------
                    Totals..................................    $695,122        $500,653
                                                                ========        ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                    (UNAUDITED)
                                                              -----------------------
                                                                  (000'S OMITTED)
                                                                1998             1997
Cash flows from operating activities:
    Net income..............................................  $  29,857      $ 56,607
    Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation........................................     24,341        20,958
        Amortization........................................      4,733           632
        Provision for deferred employee compensation........        396           315
        Gain on sale of subsidiary..........................         --       (35,273)
        Changes in other assets and liabilities, net of
        non-cash transactions...............................    (30,037)       (1,676)
                                                              ---------      --------
    Net cash provided by operating activities...............     29,290        41,563
                                                              ---------      --------

Cash flows from investing activities:
    Proceeds from sale of subsidiary........................         --        36,679
    Acquisitions of businesses, including covenants not to
     compete, net of proceeds from sale of LANSystems
     division and cash acquired.............................   (126,267)      (33,546)
    Purchase of marketable securities or other
     investments............................................     (2,904)       (2,119)
    Proceeds from the sale of marketable securities and
     other investments......................................      1,684         3,417
    Purchase of property, plant and equipment...............    (32,158)      (25,418)
                                                              ---------      --------
    Net cash used in investing activities...................   (159,645)      (20,987)
                                                              ---------      --------

Cash flows from financing activities:
    Proceeds from borrowings................................    161,651        23,722
    Payment of debt.........................................    (36,075)      (19,766)
    Proceeds from stock options exercised...................      2,491         3,051
    Purchase of treasury stock..............................       (678)       (1,114)
    Payment of dividends....................................     (5,325)       (6,515)
                                                              ---------      --------

Net cash provided by (used in) financing activities.........    122,064          (622)
                                                              ---------      --------
(Decrease) increase in cash and cash equivalents............  $  (8,291)     $ 19,954
                                                              =========      ========

                            See accompanying notes.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 1. The financial information as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the full year.

     NOTE 2. Inventories of $43,519,000 at September 30, 1998 include raw materials of $7,314,000 and work in process of $36,205,000. At December 31, 1997, inventories of $35,617,000 included raw materials of $5,750,000 and work in process of $29,867,000.

     NOTE 3. The Company had a two-for-one stock split in the form of a 100% stock dividend to shareholders of record at the close of business on August 14, 1998. The shares were distributed on August 26, 1998. In addition, effective with the third quarter, the split-adjusted quarterly dividend rate was raised from $0.045 to $0.055.

     Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. The following weighted-average shares outstanding reflect the aforementioned stock split:

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Weighted-average Basic shares...............................  36,726,844    36,316,190
Weighted-average Diluted shares.............................  37,794,791    37,225,844

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Weighted-average Basic shares...............................  36,630,584    36,152,996
Weighted-average Diluted shares.............................  37,790,247    37,023,278

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At September 30, 1998, the fair value of marketable securities exceeded cost by $1,338,000. At December 31, 1997, the fair value of marketable securities exceeded cost by $1,918,000. The net unrealized gains, after deferred taxes, were $695,000 and $1,093,000 at September 30, 1998 and December 31, 1997, respectively.

     The foreign currency translation adjustment was $4,974,000 and $2,827,000 at September 30, 1998 and December 31, 1997, respectively.

     NOTE 5. During 1998, the Company made several acquisitions. They are mentioned in chronological order:

     The Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. Quadravision and Sitewerks are Internet development companies serving the banking, insurance, mutual fund, brokerage, and software markets. The total purchase price of these two companies, including related acquisition costs, approximated $13,300,000, of which goodwill and other intangible assets were approximately $11,400,000. In addition, the Company and the selling shareholders entered into non-compete agreements totaling $6,000,000, of which $4,000,000 was paid at closing and the balance is payable over the next two years.

     In the second quarter, the Company expanded its presence in the area of software globalization and localization solutions services by acquiring Technical Core Co., Ltd., Datalink Co., Ltd. and 80% of NorthWord A/S. The total purchase price of these three companies, including related acquisition costs, approximated $3,246,000, of which goodwill and other intangible assets were approximately $2,100,000. The Company also retained an option for three years to purchase the minority interest in NorthWord A/S.

     In June 1998, the Company acquired Mountain Lake Software Corporation and Open Sesame, a division of Charles River Analytics, Inc. These acquisitions increase the Company's ability to provide clients with integrated Internet solutions. The total purchase price for these two companies, including related acquisition costs, approximated $12,900,000, of which goodwill and other intangible assets (non-compete agreements) were approximately $12,800,000. The non-compete agreements will be paid in equal annual installments over a period of three to five years.

     In July 1998, the Company acquired all of the outstanding shares of Donnelley Enterprise Solutions Incorporated (DESI), pursuant to a tender offer, at a price of $21 per share. The total acquisition costs, excluding fees and expenses, for the outstanding stock of DESI amounted to approximately $105,000,000, of which goodwill and other intangible assets were approximately $95,000,000. DESI provides a comprehensive array of business services, including document services, desktop publishing, and imaging services. The cost of this acquisition was financed through borrowings under the company's revolving credit agreement.

     DESI's operations included the LANSystems division, which provides services for systems integration, software development and technical training services. Based on the Company's determination that the LANSystems operations did not fit the Company's strategy, the Company sold these assets in August 1998.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of DESI and the sale of LANSystems had occurred at the beginning of 1998 and 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future:

           NINE-MONTH PERIOD ENDED SEPTEMBER 30,                  1998            1997
           -------------------------------------              ------------    ------------
Total revenue...............................................  $685,127,000    $580,303,000
Net income..................................................  $ 21,054,000    $ 52,079,000
Net income per common share -- Basic........................  $       0.57    $       1.44
                                 -- Diluted.................  $       0.56    $       1.41
                                                              ------------    ------------

     In July 1998, the Company acquired all of the stock of Mapora Books, S.L. for approximately $1,300,000, of which goodwill was approximately $1,100,000. Mapora, which is located in Spain, will help enhance the Company's global solutions services in foreign projects.

     These acquisitions have been accounted for under the purchase method of accounting. In connection with the acquisitions, the Company recorded $7,200,000 of purchased in-process research and development as an operating expense. Some of these acquisitions provide for additional purchase payouts based on achieving certain earnings levels.

     NOTE 6. At September 30, 1998, the Company had borrowings of $126,000,000 under its $200,000,000 unsecured five-year revolving credit agreement, with a blended interest rate of approximately 6%. The maximum available credit under the agreement was increased to $275,000,000 at October 30, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On September 30, 1998, the Company had a working capital ratio of
2.09 to 1 and working capital of $169,427,000.

     During the first nine months of 1998, the Company completed several acquisitions to strengthen and broaden its Internet and globalization and localization solutions. It is expected that the cash generated from operations, working capital and the Company's borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, provide for the payment of dividends, and meet the carrying costs of existing debt.

                                   CASH FLOWS

     The Company had net cash provided by operating activities of $29,290,000 and $41,563,000 for the nine months ended September 30, 1998 and 1997, respectively. This reflects the effects of reduced net income, increases in certain assets (including accounts receivable), and non-cash transactions, offset by depreciation and amortization.

     Net cash used in investing activities was $159,645,000 and $20,987,000 for the nine months ended September 30, 1998 and 1997, respectively. This was primarily as a result of 1998 acquisitions as well as expenditures related to the expansion of facilities and continued investments in new technologies.

     Net cash provided by (used in) financing activities was $122,064,000 and $(622,000) for the nine months ended September 30, 1998 and 1997, respectively. This increase was provided by the proceeds from borrowings related to the company's acquisitions.

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

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in the year 2000. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

                         IMPACT OF THE EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

     The Company has initiated an internal analysis regarding the business and systems issues related to the euro conversion and is in the process of developing a plan to ensure that all necessary modifications are made on a timely basis. As the first step to accommodate the introduction of the euro on January 1, 1999, the Company's operations in markets that are adopting the euro expect to be able to accept payments and pay suppliers in euros at that time, as well as have the ability to indicate the euro equivalent of pricing on invoices. During the transition period, the Company will be monitoring customer and competitor reaction to the euro and will update the plan as needed.

     The Company believes that the conversion to the euro will not have a significant impact on the marketing strategy for the Company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets. The estimated costs to convert all affected systems to the euro will not be finalized until the Company has developed a strategic plan; however, it is not likely that the costs of conversion will have a material adverse effect on the Company's results of operations, financial position or cash flow.

                                YEAR 2000 UPDATE

     The Year 2000 issue (Y2K) is the result of computer programs that have been written using the last two digits rather than four digits to represent the applicable year (i.e. "97" for 1997). Certain of the Company's computer programs that have date-sensitive software may not operate properly when the last two digits become "00", as it will on January 1, 2000. To the extent that this situation exists, there is a potential for computer system failure or miscalculations, which could cause a disruption of the operation of that program. The problem is not limited to computer software, since some equipment may have date-sensitive processors that may not be able to properly use the dates.

     Therefore, the Company initiated a project in 1997 to address the potential impact of the Year 2000 computer problems on the business. The project includes an analysis of all computer systems, computer-based systems (manufacturing equipment with embedded chips) and suppliers. The Company has made substantial progress in assessing how the Year 2000 issue will affect it. It has completed the remediation of its typesetting system and is currently in the process of modifying or replacing other computer systems or date-sensitive equipment. The Company presently believes that the plan in place to make the changes to essential systems and deploy any necessary software will be completed in 1999. Management believes that the cost of the Year 2000 effort would not materially impact the Company's result of operations, liquidity, and financial condition.

     Since Bowne understands that the Year 2000 problem can affect its suppliers, the Company is in the process of analyzing its critical suppliers to ensure that the delivery of supplies and services to Bowne will not be interrupted. Where a risk is identified, Bowne is developing contingency plans to minimize the impact. The Company presently believes that the contingency plans for supply chain failures will be completed in 1999, and will be updated as necessary when there are changes in the business.

     The Company is using the Year 2000 issue as an opportunity to accelerate the development of process improvements. The remediation planning includes analyses of the best use of the resources for the Company. Developing software and hardware inventories, evaluating the business worth of components, and standardizing computer hardware and software are just some of the benefits expected to be derived from the Company's effort. The project is currently staffed with a combination of consultants and full-time Company employees, many of whom were involved in the development of the most critical systems used by the Company today.

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

     The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client's information to any audience, through any medium, in any language, anywhere in the world. The Company's goal is to become the empowerer of information to global companies. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services outside the United States, these operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company grows in the newer information solution fields and as it positions itself to take advantage of the impact of the European Monetary Union in the financial services industry.

                STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     Information contained in this Management Discussion and Analysis with respect to expected financial results and future events and trends is forward looking, based upon management's estimates and assumptions and subject to risk and uncertainties. For such statements, and others given at times orally or in writing, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995.

 QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

     Net sales increased by $47,753,000, or 27% to $225,420,000. The increase was attributable to acquisitions made in 1997 and 1998, higher levels of demand for transactional printing through July 1998, and growth in non-transactional printing services. The overall increase in sales contributed to a $14,927,000 growth in gross margin. The gross margin percentage decreased approximately 3% to 42%. This decrease was primarily attributable to reduced levels of transactional business in August and September 1998 and a greater percentage of sales from the acquired businesses, which have lower margins.

     Selling and administrative expenses increased by $12,428,000 to $66,161,000. This increase was due to the selling and administrative costs related to the new businesses, increased staff, variable costs associated with increased sales and profitability, and continued investments in technological efficiencies and Y2K costs.

     Depreciation and amortization increased $4,690,000, or 61%, primarily due to new businesses, the expansion of facilities, and the acquisition of equipment.

     Interest expense increased by $2,446,000 primarily from borrowings under the revolving credit agreement to finance the DESI acquisition.

     Other income remained relatively constant with an increase of $345,000.

     During the quarter the Company recorded charges of $6,000,000 for purchased in-process research and development, which was not deductible for tax purposes. This impacted the effective overall tax rate for the quarter, which increased from 38% to 83%. The effective tax rate, without taking into account the in-process research and development costs, increased to 49%, due to increased goodwill amortization and other non-deductible items as a percentage of pre-tax income.

     As a result of the foregoing, net income was $1,452,000 compared to $10,670,000 for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
                                      1997

     Net sales increased by $113,842,000, or 22%, to $639,033,000. The increase was primarily attributable to higher levels of demand for transactional printing and growth in non-transactional printing services. Secondarily, sales increased as a result of the acquisitions made in 1997 and in 1998. The overall increase in sales contributed to a $56,308,000 growth in gross margin. The gross margin percentage remained relatively constant at 46%. Higher margins in transactional business during the first seven months were offset by lower margins in acquired businesses.

     Selling and administrative expenses increased $45,342,000 to $195,126,000. This increase was due to the selling and administrative costs related to businesses acquired during the latter part of the second quarter in 1997, acquisitions during 1998, increases in staff, variable costs associated with increased sales and profitability, and continued investments in technological efficiencies and Y2K costs.

     Depreciation and amortization increased $7,484,000, or 35%, primarily due to the expansion of facilities, acquisition of equipment, and depreciation and amortization related to the new businesses.

     Interest expense increased by $2,767,000 primarily from borrowings under the revolving credit agreement to finance acquisitions.

     During the first quarter of 1997, the Company realized a pre-tax gain from the sale of Baseline, Inc. of $35,273,000. The net of tax effect of this item was $20,005,000.

     Other income decreased $1,085,000 due to lower levels of gains from the sale of marketable securities.

     During the period the Company increased charges by $4,300,000 to $7,200,000 for purchased in-process research and development, (which was not deductible for tax purposes)and other one-time charges. This impacted the effective overall tax rate which increased from 42% to 48%. The effective tax rate without taking into account the in-process research and development costs was 43%.

     As a result of the foregoing, net income was $29,857,000 compared to $56,607,000 for the same period.

Part II -- Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1-Exhibit 27 -- Financial Data Schedule
        2-Amendment No. 1 and Master Assignment to Credit Agreement dated July
          7, 1997

     (b)  Reports on Form 8-K/A
        Report dated September 14, 1998, relating to the acquisition of Donnelley Enterprise Solutions Incorporated.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.


Date:  November 16, 1998                     ROBERT M. JOHNSON
                          --------------------------------------------------------
                                             ROBERT M. JOHNSON
                                   (CHAIRMAN OF THE BOARD (AND DIRECTOR)
                                        AND CHIEF EXECUTIVE OFFICER)

Date:  November 16, 1998                     DENISE K. FLETCHER
                          --------------------------------------------------------
                                             DENISE K. FLETCHER
                              (SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER)

Date:  November 16, 1998                      THOMAS P. MEOLA
                          --------------------------------------------------------
                                              THOMAS P. MEOLA
                             (VICE PRESIDENT, FINANCE AND CORPORATE CONTROLLER)

                                EXHIBIT INDEX


Exhibit  4 -- Amendment No. 1 and Master Assignment to Credit Agreement dated
              July 7, 1997

Exhibit 27 -- Financial Data Schedule