Form 10-K405
period 1998-12-31
BOWNE & CO INC
filed 1999-03-31
CIK 13610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                             TO

                           COMMISSION FILE NO. 1-5842
                            ------------------------

                               BOWNE & CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                            13-2618477
(STATE OR OTHER JURISDICTION OF INCORPORATION OR          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                   ORGANIZATION)
                345 HUDSON STREET                                          10014
               NEW YORK, NEW YORK                                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 924-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                  NAME OF EACH EXCHANGE ON
                    TITLE OF EACH CLASS                                               WHICH REGISTERED
                    -------------------                                           ------------------------
                COMMON STOCK, PAR VALUE $.01                                      AMERICAN STOCK EXCHANGE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the American Stock Exchange on March 29, 1999, was $455,813,507. For purposes of the foregoing calculation, the Registrant's Employees' Stock Purchase Plan is deemed to be an affiliate of the Registrant.

     The number of shares outstanding of each of the Registrant's classes of common stock was 36,834,123 shares of Common Stock outstanding as at March 29, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement
  anticipated to be dated April 7, 1999.....................       Part III, Items 11-12
                                                                        Part IV, Item 14

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Registrant was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. (The Registrant and its subsidiaries are hereinafter collectively referred to as the "Company," unless otherwise noted.)

     During the past few years the Company has been re-focused on "Empowering Information," a term used to define the management, repurposing and distribution of a client's information to any audience, through any medium, in any language, anywhere in the world. The Company offers its customers an integrated way to design and manage their information flows to take advantage of the latest technologies for creating, storing, moving, presenting, and utilizing information in any combination of paper and electronic forms. It manages documents on the clients' site or at its own facilities. It provides business services and solutions for transactional financial, corporate reporting and mutual fund printing, as well as providing digital data management, integrated Internet applications, localization, translation and document management outsourcing, among others. Prior to this, the Company's focus was principally on financial printing and certain types of commercial printing. Management believes this transition will allow the Company to leverage the document management and information management technologies it has traditionally employed into a variety of new business solutions for its customers worldwide. Those newer business solutions complement the Company's core business, as well as one another.

     Consistent with its new focus, the Company currently operates the following business lines:

Financial Printing -- Consisting of transactional financial, corporate reporting, mutual fund, commercial and digital printing.

Outsourcing -- Consisting of document management solutions primarily for the legal and financial communities.

Localization -- Consisting of translation and reengineering of software products.

Internet Consulting and Development -- Consisting of integrated Internet applications primarily for the financial sector.

     The financial printing market consists primarily of transactional financial, corporate reporting, and mutual fund printing. Transactional financial printing includes registration statements, tax-exempt offering circulars, prospectuses, debt agreements, special proxy statements, tender offer materials and other documents related to corporate financings, acquisitions and mergers. Corporate reporting includes interim reports and regular proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Form 10-K and other forms, and stock exchange listing applications. Mutual fund printing includes regulatory and stockholder communications such as annual or interim reports, prospectuses, information statements, and marketing-related materials. The Company receives its clients' information in myriad formats and repurposes it for distribution typically in print or digitally via EDGAR or Internet formats. One of the Company's newer printing solution offerings, digital data management, assists customers by providing their individual clients with high-speed, customized periodic statements or other on-demand printing. Such customers include mutual funds, stock brokers, investment banks, retail banks and other financial institutions that manage multi-option client portfolios, healthcare providers, insurance companies and others that manage 401(k) and other retirement plans, and employers which offer multiple benefit options to their employees.

     In addition, the Company provides some commercial printing which consists of annual reports, sales and marketing literature and aids, point of purchase materials, market letters, newsletters and other custom-printed matter prepared for commercial customers.

     By combining a 1998 acquisition in the outsourcing field with its own unit serving that market, the Company offers outsourcing of document management to the financial service and legal communities. Outsourcing includes the on-site management of document-building and reproduction operations at the facilities of customers, off-site backup of those same services, specialized applications of graphics and presentation technologies, and digital file and case management systems.

     In addition, the Company began offering localization services in 1996. The Company's localization services principally focus on the worldwide software industry by localizing and re-engineering software for use in countries other than the country of original development. The Company also provides the traditional translation of written documents, including highly confidential legal and financial documents.

     In 1997, the Company began offering its customers the design and maintenance of customized websites. Through recent acquisitions, the Company has begun to provide integrated consulting, interactive design, and technology consulting and development services for the financial services industry in the Internet channel.

     In January 1997, the Company sold its Baseline Financial Services, Inc. ("Baseline") subsidiary which, in the Company's view, did not fit with the Company's information empowerment strategy.

     A number of developments supported the Company's transition to this broader spectrum of information empowerment services for its clients. In November 1996, March 1997 and June 1997, the Company acquired five unrelated companies in software localization, namely IDOC based in Los Angeles, GECAP based in Munich, the ME&TA companies in Madrid, I&G COM in Paris, and Pacifitech in Tokyo. These companies allow the Company to offer its clients localized information solutions. In February 1997, to enhance its outsourcing segment, the Company acquired Imagineer, Inc., a Phoenix-based provider of facilities management services to the West-coast and Southwest legal communities. The Internet Factory, Inc., a Detroit-based developer of websites, was acquired in March 1997 to enable the Company to offer business solutions via the Internet. The assets of United Media Corporation, a presentation technology firm based in Houston, and the assets of J. Feuerstein Systems, formerly a division of Docucon, Incorporated based in San Antonio, were purchased in late 1997 to enhance the outsourcing business and the support provided to law firms, respectively.

     In January and February 1998, 80% of Quadravision Communications Limited of Toronto, a provider of Internet solutions, and 100% of SiteWerks, Inc., a website developer based in Seattle, were acquired to enhance the Company's ability to provide Internet business solutions. In the second quarter of 1998, the Company acquired Technical Core Co., Ltd. and Datalink Co., Ltd., both in Japan, and 80% of NorthWord A/S of Denmark in order to expand its presence in the localization of these languages. In June 1998, the Company acquired 86.5% of Mountain Lake Software Corporation, based in Ontario, and Open Sesame, formerly a division of Charles River Analytics, Inc. in Boston, to increase the Company's ability to provide clients with integrated Internet applications. The Company acquired Donnelley Enterprise Solutions Incorporated (DESI) by a public tender offer in July 1998. DESI provides an array of business services, including document management outsourcing services, desktop publishing, and imaging services. This acquisition significantly increased the Company's outsourcing business. In connection with this transaction, the Company sold the assets of its LANSystems, Inc. division of DESI because it did not fit the Company's strategy. In July 1998, the Company acquired Mapora Books, S.L., a Spain-based publishing house, which will help enhance the Company's localization solutions services in foreign projects.

     For each of the last three fiscal years, the Company's financial printing business segment has accounted for the largest share of consolidated total sales, as shown below:

                                                     YEARS ENDED
                                                     DECEMBER 31,    YEAR ENDED
                                                     ------------    OCTOBER 31,
TYPE OF SERVICE                                      1998    1997       1996
---------------                                      ----    ----    -----------
Transactional financial printing...................   42%     52%         45%
Corporate reporting printing.......................   14      18          20
Mutual fund printing...............................   12      12          14
Commercial printing................................   10       9          15
Digital printing and other*........................    4       1           6
                                                     ---     ---         ---
  Financial printing...............................   82      92         100
Outsourcing........................................   10       2          --
Internet consulting and development................    2      --          --
Localization.......................................    6       6          --
                                                     ---     ---         ---
                                                     100%    100%        100%
                                                     ===     ===         ===

---------------
* In 1996, Baseline was the largest service in this category.

     The Company has facilities to serve customers throughout the United States and Canada and around the world, including offices in London, Paris, Dublin, Frankfurt, Munich, Madrid, Rio de Janeiro, Mexico City, Hong Kong, Singapore, Tokyo and many other cities. Segment revenues, operating results and identifiable assets attributable to the Company's operations for the calendar years 1998 and 1997, and fiscal year 1996 are shown in Note 15 of the Notes to Consolidated Financial Statements.

     Although substantial investment in equipment and facilities is required, the Company's business is principally service-oriented. Printing solutions rendered by the Company normally call for speed and accuracy at all stages. Speed and accuracy are also highly important for the Company's outsourcing and Internet services. In all these activities, the need to preserve the confidentiality of the customers' information is paramount.

     The Company maintains conference rooms and telecommunications capabilities at many of its financial printing offices for use by customers while jobs are in progress. On-site conveniences are also provided to customers which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company maintains facilities and stations staff at the customers' own premises as well as outsourcing centers. The Company's localization activities are conducted in a number of countries around the world. The Company's Internet consulting activities are conducted in five main locations. In addition, the Company uses an extensive electronic communications network which facilitates data handling and makes collaboration practicable among customers at different sites.

COMPETITION

     The Company believes that no other company offers the same array of information empowerment solutions for their clients. However, competition with other providers of the various services described above is intense, not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services and quality of the product and supporting services are factors in this competition. The Company's customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies. Microsoft Corporation is the Company's single largest customer.

     In the case of financial printing, the Company competes directly with a number of other financial printers having the same degree of specialization. Some of those financial printers operate at multiple locations, and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available to determine its exact share of the total financial printing market, the Company believes it is the largest in terms of sales volume in this field. In addition to its customer base, the Company has experienced competition for sales, customer service, and production personnel in financial printing.

     In commercial printing and digital solutions, the Company competes not only with other financial printers but also with general commercial printers, which are far more numerous than those in the financial printing arena.

     The field of document management outsourcing also has a great deal of competition, with some participants having been established in this field much longer than the Company. Furthermore, the costs of entry into this market are much lower than those associated with the Company's other business activities.

     Finally, with respect to its localization and Internet service offerings, the Company has a large number of competitors. Some of them have offered their services to the same potential customers for a longer time, but none of them is believed to have acquired a dominant market position. Considerable consolidation is going on presently in these business areas, and some of the organizations making acquisitions in these fields have resources comparable or greater than those of the Company.

CYCLICAL, SEASONAL AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

     The Company's transactional financial printing service is affected by conditions in the world's capital markets. Sales and net income in that area depend upon the volume of public financings, particularly equity offerings which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. The corporate reporting revenue is seasonal as the greatest number of proxy statements and annual reports are required to be printed during the Company's first fiscal quarter ending March 31 and the early part of the Company's second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads.

     While the previously discussed services of the financial printing segment are seasonal or cyclical, the Company's other business segments are less cyclical or seasonal. Furthermore, mutual fund printing, commercial printing and digital printing are not believed to be cyclical or seasonal.

RESEARCH AND DEVELOPMENT

     The Company maintains a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to the Company's business and to develop and install enhancements to the Company's proprietary systems. Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing documentation. In order to serve the customers of its localization and Internet services, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

PATENTS AND OTHER RIGHTS

     The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunications system, the Company does not have specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company has many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and tradename "Bowne." The Company owns the service mark "Empowering Information" and other trademarks such as ME!, BowneLink, and FundSmith.

MARKETING

     The Company employs approximately 225 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations. They also provide advice and assistance to customers. The Company regularly advertises in financial newspapers and trade publications and conducts sales promotion by mail and by presentations at seminars and trade shows.

CUSTOMERS AND BACKLOG OF ORDERS

     The Company has no significant long-term contracts with its customers. During the fiscal year ended December 31, 1998, no customer accounted for 10% or more of the Company's sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused.

EMPLOYEES

     At December 31, 1998, the Company had approximately 7,200 employees. Relations with the Company's employees are considered to be satisfactory. A very small portion of the Company's employees are members of various unions. Certain subsidiaries of the Company which have union employees enter into separate contracts with various local unions. Such contracts include provisions for employer contributions to pension and welfare plans. The Company also provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

SUPPLIERS

     The Company purchases various materials and services from a number of suppliers, of which the most important items are paper, computer hardware, copiers, software and peripherals, communication equipment and services, and electrical energy. The Company purchases paper from paper mills and from paper merchants. No difficulty has been experienced to date in obtaining adequate amounts of paper, computer hardware, software and peripherals, communication equipment and services or electrical energy, and alternate sources of supply are presently available. However, a severe paper or energy shortage could have an adverse effect upon many of the Company's operations.

FOREIGN SALES

     The Company conducts foreign operations in Toronto, Montreal, London, Paris, Dublin, Frankfurt, Munich, Madrid, Rio de Janeiro, Mexico City, Hong Kong, Singapore, Tokyo and many other cities. In addition, the Company has affiliations with certain firms providing similar services abroad. Sales derived from foreign countries other than Canada were approximately 11% of the Company's total sales in 1998, 13% in 1997 and less than 10% in 1996. During 1998, 1997 and 1996 sales derived from foreign countries other than Canada totaled $96, $92 and $34 million, respectively. The financial printing segment had $52, $59 and $34 million in these years, respectively. The localization segment had sales of $44, $33 and $0 million in 1998, 1997 and 1996, respectively.

ITEM 2.  PROPERTIES

     Information regarding the material facilities of the Company, as of December 31, 1998, five of which were leased and ten of which were owned in fee, is set forth below.

                            YEAR
                            LEASE                                      SQUARE
        LOCATION           EXPIRES             DESCRIPTION             FOOTAGE
        --------           -------             -----------             -------
345 Hudson Street           2006    Typesetting, general office space  222,000
  New York, NY                      and computer center.
99 Caven Point              2003    Warehouse and fulfillment center.  158,000
  Jersey City, NJ
60 Gervais Drive            2000    Typesetting, printing plant and     71,000
  Don Mills (Toronto),              general office space.
  Ontario, Canada
1570 Northside Drive        2002    Typesetting, printing plant and     44,000
  Atlanta, GA                       general office space.
1341 G Street NW            2009    Typesetting and general office      30,000
  Washington, DC                    space
5021 Nimtz Parkway          Owned   Typesetting, printing plant and    127,000
  South Bend, IN                    general office space.
1200 Oliver Street          Owned   Typesetting, printing plant and    110,000
  Houston, TX                       general office space.
215 County Avenue           Owned   Printing plant and general         105,000
  Secaucus, NJ                      office space.
2103 East University        Owned   Printing plant and general         103,000
  Drive                             office space.
  Dominguez Hills, CA
325 West Ohio Street        Owned   Typesetting, printing plant and    100,000
  Chicago, IL                       general office space.
411 D Street                Owned   Typesetting, printing plant and     73,000
  Boston, MA                        general office space.
1241 Superior Avenue        Owned   Typesetting, printing plant and     73,000
  Cleveland, OH                     general office space.
1931 Market Center Blvd.    Owned   Typesetting, printing plant and     68,000
  Dallas, TX                        general office space.
5400 Chemin SL Francois     Owned   Typesetting, printing plant and     55,000
  St. Laurent (Montreal),           general office space.
  Quebec, Canada
1500 North Central Avenue   Owned   Typesetting, printing plant and     50,000
  Phoenix, AZ                       general office space.

In addition, the following leases will begin in 1999:
800 Central Blvd.           2009    Typesetting, printing plant and    130,000
  Carlstadt, NJ                     general office space.
55 St. Clair Avenue         2004    Internet services and               33,000
  Toronto, Canada                   general office space.
71 Columbia Street          2003    Internet services and               30,000
  Seattle, WA                       general office space.

     All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. A majority of the Company's equipment is owned outright. The outsourcing solutions business leases over a term of three to five years most of its machinery and equipment. Reference is made to Note 13 of the Notes to Consolidated Financial Statements.

ITEM 3.  PENDING LEGAL PROCEEDINGS

     The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SHARE PRICES

     The Company's common stock is traded on the American Stock Exchange under the symbol "BNE." The following is the range of high and low share prices as reported by the American Stock Exchange and dividends paid per share for calendar 1998 and 1997 by year and quarters, adjusted for the 1998 2-for-1 stock split.

                                                      RANGE OF        RANGE OF      DIVIDENDS
                                                    SHARE PRICES    SHARE PRICES       PER
                                                        HIGH            LOW           SHARE
                                                    ------------    ------------    ---------
1998
Fourth quarter....................................      $18             $10 1/8       $.055
Third quarter.....................................       23 29/32        15 3/8        .055
Second quarter....................................       22 3/4          20 1/8        .045
First quarter.....................................       21 7/16         17 15/32      .045
                                                                                      -----
Calendar year.....................................       23 29/32        10 1/8       $ .20
                                                                                      =====
1997
Fourth quarter....................................       20 5/16         16 5/16      $.045
Third quarter.....................................       17 9/16         14            .045
Second quarter....................................       17 15/32        12 5/8        .045
First quarter.....................................       15 1/8          10 7/8        .045
                                                                                      -----
Calendar year.....................................       20 5/16         10 7/8       $ .18
                                                                                      =====

     The number of holders of record of the Company's common stock on March 29, 1999 was approximately 1,425.

ITEM 6.  SELECTED FINANCIAL DATA

                          FIVE YEAR FINANCIAL SUMMARY
                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                                                                        TWO MONTHS
                                         YEAR ENDED DECEMBER 31,        YEAR ENDED OCTOBER 31,            ENDED
                                         -----------------------   ---------------------------------   DECEMBER 31,
                                           1998          1997        1996        1995        1994          1996
                                         ---------     ---------   ---------   ---------   ---------   ------------
OPERATING DATA
Net sales..............................  $ 847,566     $ 716,647   $ 501,369   $ 392,713   $ 380,653    $  90,218
Expenses:
  Cost of sales........................    487,954       392,120     276,141     233,493     221,943       49,467
  Selling and administrative...........    251,632       203,362     133,194     102,439      93,452       26,831
  Depreciation.........................     34,375        27,991      20,621      16,604      13,786        4,599
  Amortization.........................      7,551         1,678         626       1,248       1,372          117
Purchased in-process research and
  development and other charges........      9,025         6,991          --          --          --           --
                                         ---------     ---------   ---------   ---------   ---------    ---------
Operating income.......................     57,029        84,505      70,787      38,929      50,100        9,204
  Gain on sale of subsidiary...........         --        35,273          --          --          --           --
  Interest expense.....................     (5,492)       (1,621)       (677)       (884)     (1,130)        (120)
  Other income.........................      2,878         2,456       4,905       3,706       5,233          228
                                         ---------     ---------   ---------   ---------   ---------    ---------
Income before income taxes.............     54,415       120,613      75,015      41,751      54,203        9,312
  Income taxes.........................     27,288        51,070      32,512      18,465      22,963        4,128
                                         ---------     ---------   ---------   ---------   ---------    ---------
Net income.............................  $  27,127     $  69,543   $  42,503   $  23,286   $  31,240    $   5,184
                                         =========     =========   =========   =========   =========    =========
BALANCE SHEET DATA
  Current assets.......................  $ 276,064     $ 285,504   $ 234,903   $ 200,349   $ 157,750    $ 245,821
  Current liabilities..................    162,500       120,639      87,541      67,300      51,253       98,966
  Working capital......................  $ 113,564     $ 164,865   $ 147,362   $ 133,049   $ 106,497    $ 146,855
  Current ratio........................  1.70 to 1     2.37 to 1   2.68 to 1   2.98 to 1   3.08 to 1    2.48 to 1
  Net plant and equipment..............  $ 166,367     $ 138,933   $ 128,583   $ 105,130   $ 101,522    $ 131,983
  Total assets.........................    642,298       500,653     385,822     325,670     291,581      408,267
  Long-term debt.......................     74,887         2,537       2,495       2,830       3,178        2,424
  Stockholders' equity.................    378,819       358,600     280,734     241,509     222,795      291,556
PER SHARE (ADJUSTED FOR 1998 STOCK
  SPLIT)
  Net income
    Basic..............................       $.74         $1.92       $1.21        $.67        $.90         $.15
    Diluted............................        .72          1.87        1.20         .67         .89          .15
  Dividends............................        .20           .18         .18         .18         .16           --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (IN THOUSANDS, EXCEPT PER SHARE INFORMATION AND WHERE NOTED)

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). The 1995 Act provides a "safe harbor" for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected.

     Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company.

     - Loss or retirement of key executives, employees or technical personnel.

     - The effect of changes within the Company's organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

     - Natural events and acts of God such as earthquakes, fires or floods.

     - The Company's ability and the ability of third-parties with whom the Company has relationships to become year 2000 compliant.

     - The ability of the Company to integrate the operations of acquisitions into its operations.

     - General economic or market conditions affecting the demand for transactional financial printing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On December 31, 1998, the Company had a working capital ratio of 1.70 to 1 and working capital of $113,564.

     During 1998, the Company completed several acquisitions to strengthen and broaden its Internet business, outsourcing and localization solutions. It is expected that the cash generated from operations, working capital and the Company's borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, provide for the payment of dividends, and meet the debt service requirements.

CASH FLOWS

     The Company had net cash provided by operating activities of $101,916 and $58,035 for the years ended December 31, 1998 and 1997, respectively. This included the impact of improved accounts receivable collections, an increase in accounts payable and certain non-cash items, partially offset by reduced net income.

     Net cash used in investing activities was $166,390 and $35,498 for the years ended December 31, 1998 and 1997, respectively. This was primarily as a result of 1998 acquisitions (in excess of 1997 by approximately $80,000) and expenditures related to the expansion of facilities and continued investments in equipment and technology. In 1997, the Company received cash of $36,679 ($20,005 after-tax) from the sale of Baseline, which was principally used to fund the cash expenditures for acquisitions of $40,491.

     Net cash provided by (used in) financing activities was $47,629 and $(5,988) for the years ended December 31, 1998 and 1997, respectively. This increase was a result of the net proceeds from borrowings related to the Company's acquisitions.

FOREIGN EXCHANGE

     The Company derives a portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 will be effective for the Company in the year 2000. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

IMPACT OF THE EURO CONVERSION

     On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

     The Company has initiated an internal analysis regarding the business and systems issues related to the euro conversion and is in the process of developing a plan to ensure that all necessary modifications are made on a timely basis. As the first step to accommodate the introduction of the euro, the Company's operations in markets that are adopting the euro expect to be able to accept payments and pay suppliers in euros and have the ability to indicate the euro equivalent of pricing on invoices. During the transition period, the Company will be monitoring customer and competitor reaction to the euro and will update the plan as needed.

     The Company believes that the conversion to the euro will not have a significant impact on the marketing strategy for the Company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets.

     The estimated costs to convert all effected systems to the euro will not be finalized until the Company has developed a strategic plan; however, it is not likely that the costs of conversion will have a material adverse effect on the Company's results of operations, financial position or cash flow.

YEAR 2000 READINESS DISCLOSURE

     Computer systems which have defined the applicable year with two digits rather than four may produce erroneous results or fail to operate when handling dates near the end of 1999 and into 2000. This Year 2000 problem may arise within the Company's administrative, production, communications and distribution operations.

     The Company initiated a project in 1997 to evaluate the potential impact of the Year 2000 computer problems on its business. The project included an analysis of all of the Company's computer systems and suppliers and the development of a plan to make any changes required to essential systems and deploy any necessary software by 1999.

     The Company has continued its program to minimize the impact of the Year 2000 problem by addressing internal computer systems and other intelligent equipment deployed globally across all of our business units. With the aid of third party service providers, we have inventoried all components critical to the continued operation of all of our facilities and support functions.

     The on-going changes, replacement or retirement of non-compliant inventoried items is being monitored and has progressed on schedule in accordance with our structured program designed to achieve full Year 2000 compliance in 1999. As we enter the closing stages of our Year 2000 compliance program, we continue to test our mission critical production and operational systems to ensure that they remain compliant.

     Bowne is quite sensitive to the Year 2000 well being of its key suppliers. We have instituted a program to manage the business risks posed by the potential inability of our key suppliers and service providers to properly respond to their own Year 2000 issues by contacting them to inquire as to their year 2000 compliance. Although there can be no certainty that any major business partner will function without disruption, we have been developing contingency plans for each of these critical business partner risks and will continue to monitor the status of their Year 2000 programs. This business continuity focus has been designed to mitigate serious disruptions to our operations beyond the end of 1999 and operate independent of our external providers' Year 2000 compliance.

     The Company estimate of the total cost related to our Year 2000 program is approximately $6 to $8 million of which $1 million has been incurred through December 31, 1998. Of the total estimated costs, approximately $3 million, or 40%, will be capitalized for new equipment and software. Spending for the Year 2000 program is being funded through operating cash flows. These costs do not include normal system upgrades and replacements.

RESULTS OF OPERATIONS

     Historically, the Company has primarily provided printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings.

     The Company decided to focus its business on empowering information to become a global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client's information to any audience, through any medium, in any language, anywhere in the world. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services inside and outside the United States, the newer information solution operations are anticipated to operate at a loss in 1999. We expect to continue to invest outside the United States as the Company grows in the newer information solution fields and as it positions itself to take advantage of the impact of the European Monetary Union in the financial services industry.

     Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. "EBITDA" and "EBITA" are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not a replacement measure of operating performance as determined in accordance with generally accepted accounting principles.

     Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in the outsourcing, localization and Internet business segments. As anticipated, these acquisitions, along with the resources allocated to integrating these services, had an impact on the results of operations during 1998. Management plans to continue to invest in the non-printing segments as well as the financial printing segment. Historically, the company primarily provided financial printing services which have experienced fluctuations related to market trends. Revenues (as a percentage of the total Company's revenues) relating to that segment represent 82% in 1998, compared to 92% in 1997.

     The decline in 1998 from 1997 in EBITDA and EBITA in the financial printing segment is primarily due to the decrease in activity for public offerings and mergers and acquisitions during the third and fourth quarters of 1998. EBITDA loss from the Company's outsourcing segment narrowed in 1998 primarily as a result of the acquisition of DESI in July 1998. This acquisition not only produced an increase in revenue from 1997, it allowed the outsourcing segment to better leverage certain selling, general and administrative expenses through its integration with the Company's previous outsourcing business. EBITA loss for the outsourcing segment also decreased; however, not at the same rate as EBITDA due to the increased depreciation expense on equipment associated with the DESI acquisition.

     In connection with the Company's expansion, EBITDA loss relating to the Company's localization and Internet segments continued to increase reflecting the Company's investments in these businesses. However, the EBITDA loss from the localization segment was substantially reduced in the last six months of 1998 when compared to the first six months of the year. These investments are a contributing factor to the decline in the Company's overall EBITDA from 1997 after excluding purchased in-process research and development and other one-time charges and the gain on the sale of Baseline, Inc.

CHANGE IN FISCAL YEAR

     On October 30, 1997, the Company elected to change the date of its fiscal year-end to December 31. The management discussion and analysis that follows compares the results for the year ended December 31, 1998 to the results for the year ended December 31, 1997, and December 31, 1997 to the year ended October 31, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Sales increased 18% to $847,566, $80,362 of the increase was attributable to acquisitions made in 1997 and 1998, with the remaining increase of $50,557 attributed to increased sales from existing business units. The existing units of the financial printing, outsourcing, localization, and Internet segments increased by $34,277, $10,718, $5,313, and $249, respectively. The overall increase in sales contributed to a $35,085 growth in gross margin. The gross margin percentage slid 3% to 42%, primarily because of the lower margins in the acquired businesses.

     Selling and administrative expenses increased 24% to $251,632. This increase was due to the 1998 acquisitions, increases in staff, variable costs associated with increased sales and profits, and continued investments in technological efficiencies, partially offset by a reduction of employee healthcare expenses.

     Depreciation and amortization increased by $12,257 (or 41%) primarily due to the expansion of facilities, acquisition of equipment, and depreciation and amortization related to the new businesses.

     Purchased in-process research and development and other one-time charges increased by $2,034. This was a result of increased purchased in-process research and development charges of $4,200 (primarily related to the DESI acquisition) and a decrease in one-time charges of $2,166 related to the new acquisitions. In 1998, one-time charges of $1,825 were related to the write-off of goodwill and certain assets related to Linguistix, Inc.

     Operating income was $57,029 for fiscal 1998, compared to $84,505 for fiscal 1997. Excluding the costs associated with purchased in-process research and development and other charges, income from operations would have been $66,054 as compared to $91,496 for the year ended December 31, 1997, or a 28% decrease.

     Interest expense increased by $3,871 primarily from borrowings under the revolving credit agreement to finance acquisitions.

     During the first quarter of 1997, the Company realized a pre-tax gain of $35,273 as a result of the sale of Baseline, Inc. The net of tax effect of this item was $20,005.

     Other income increased $422 due to gains from the sale of marketable securities.

     The effective overall income tax rate increased from 42% to 50% due to increased nondeductible purchased in-process research and development charges as well as increased amortization of intangibles. The effective income tax rate on pre-tax income before charges for purchased in-process research and development and amortization of intangibles decreased from 41% to 39% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

     As a result of the foregoing, net income was $27,127 compared to $69,543 for the same period last year.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

     Sales increased 43% to $716,647. The increase was primarily attributable to higher levels of demand for transactional financial printing solutions and continued growth in non-transactional financial printing offerings.

Secondarily, sales increased as a result of acquisitions completed during the year. The gross margin percentage remained at 45%. The overall increase in sales contributed to an increase in gross margin of $99,299, or 44% over the year ended October 31, 1996.

     Selling and administrative expenses increased 53% to $203,362 primarily as a result of increases in sales commissions, incentive compensation and other variable expenses related to higher sales and profitability and to selling and administrative costs related to the new solution offerings.

     Depreciation and amortization increased $8,422, or 40% primarily due to the expansion of facilities and the acquisition of equipment and, to a lesser extent, the depreciation and amortization related to new businesses.

     During 1997, acquisition costs of $3,000 associated with purchased in-process research and development were expensed. In 1997, the Company incurred charges of $3,991 pertaining to certain non-recurring post-acquisition costs for the newly acquired companies and costs associated with the start-up of new services.

     Operating income was $84,505 for fiscal 1997, compared to $70,787 for fiscal 1996. Excluding the costs associated with purchased in-process research and development and other charges, income from operations would have been $91,496 as compared to $70,787 for the year ended October 31, 1996, or a 29% increase.

     The Company realized a pre-tax gain of $35,273 as a result of the sale of Baseline in early 1997. The net of tax effect of this item was $20,005.

     Interest expense increased by $944 primarily as a result of borrowings under the short-term line of credit.

     Other income decreased $2,449 due to lower levels of capital gains on the sale of marketable securities.

     The effective overall income tax rate decreased from 43% to 42% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

     Income before income taxes was $120,613 producing a net income of $69,543, a 61% and 64% increase, respectively, over the results reported for the year ended October 31, 1996.

ITEM 7A:  MARKET RISK EXPOSURE

     The Company's market risk is principally associated with market interest rate fluctuations related to its debt obligations. Any such market risk is not considered significant by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
BOWNE & CO., INC.:

     We have audited the accompanying consolidated balance sheet of Bowne & Co., Inc. and subsidiaries as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Bowne & Company, Inc. as of December 31, 1997 and for the year ended December 31, 1997, the two months ended December 31, 1996 and the year ended October 31, 1996, were audited by other auditors whose report thereon dated March 4, 1998, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1998 the Company changed its method of accounting for certain internal-use software development costs to conform with Statement of Position 98-1.

                                                KPMG LLP

New York, New York
February 23, 1999

                       BOWNE & CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                           TWO MONTHS
                                               YEAR ENDED DECEMBER 31,     YEAR ENDED        ENDED
                                               ------------------------    OCTOBER 31,    DECEMBER 31,
                                                  1998          1997          1996            1996
                                               ----------    ----------    -----------    ------------
                                                      (IN THOUSANDS, EXCEPT SHARE INFORMATION)
NET SALES....................................   $847,566      $716,647      $501,369        $90,218
                                                --------      --------      --------        -------
Expenses:
  Cost of sales..............................    487,954       392,120       276,141         49,467
  Selling and administrative.................    251,632       203,362       133,194         26,831
  Depreciation...............................     34,375        27,991        20,621          4,599
  Amortization...............................      7,551         1,678           626            117
  Purchased in-process research and
     development and other charges...........      9,025         6,991            --             --
                                                --------      --------      --------        -------
                                                 790,537       632,142       430,582         81,014
                                                --------      --------      --------        -------
Operating income.............................     57,029        84,505        70,787          9,204
Gain on sale of subsidiary...................         --        35,273            --             --
Interest expense.............................     (5,492)       (1,621)         (677)          (120)
Other income.................................      2,878         2,456         4,905            228
                                                --------      --------      --------        -------
Income before income taxes...................     54,415       120,613        75,015          9,312
Income taxes.................................     27,288        51,070        32,512          4,128
                                                --------      --------      --------        -------
Net income...................................   $ 27,127      $ 69,543      $ 42,503        $ 5,184
                                                ========      ========      ========        =======
NET INCOME PER SHARE:
  Basic......................................   $    .74      $   1.92      $   1.21        $   .15
  Diluted....................................   $    .72      $   1.87      $   1.20        $   .14

                 See Notes to Consolidated Financial Statements

                       BOWNE & CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                SHARE INFORMATION)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,801     $ 40,646
  Marketable securities.....................................       391        5,829
  Accounts receivable, less allowance for doubtful accounts
     of $12,264 (1998) and $12,441 (1997)...................   188,470      187,573
  Inventories...............................................    30,593       35,617
  Prepaid expenses and other current assets.................    32,809       15,839
                                                              --------     --------
          Total current assets..............................   276,064      285,504
                                                              --------     --------
Property, plant and equipment at cost, less accumulated
  depreciation of $157,725 (1998) and $139,055 (1997).......   166,367      138,933
Other assets:
  Goodwill and other intangible assets, net of accumulated
     amortization of $14,725 (1998) and $7,174 (1997).......   188,619       64,452
  Deferred income taxes.....................................     2,807        5,434
  Other.....................................................     8,441        6,330
                                                              --------     --------
          Total Assets......................................  $642,298     $500,653
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and other short-term
     borrowings.............................................  $  4,578     $  5,755
  Accounts payable..........................................    45,307       28,097
  Employee compensation.....................................    61,465       44,791
  Accrued expenses..........................................    51,150       41,996
                                                              --------     --------
          Total current liabilities.........................   162,500      120,639
                                                              --------     --------
Other liabilities:
  Long-term debt -- net of current portion..................    74,887        2,537
  Deferred employee compensation and benefits...............    26,092       18,877
                                                              --------     --------
          Total liabilities.................................   263,479      142,053
                                                              --------     --------
Stockholders' equity:
  Preferred stock:
     Authorized 2,000,000 shares, par value $.01
     Issuable in series -- none issued......................        --           --
  Common stock:
     Authorized 60,000,000 shares, par value $.01
     Issued 39,546,860 shares (1998) and 39,211,910 shares
      (1997)................................................       395          392
  Additional paid-in-capital................................    39,474       36,489
  Retained earnings.........................................   359,185      339,407
  Treasury stock, at cost, 2,745,137 shares (1998) and
     2,720,398 shares (1997)................................   (16,514)     (15,954)
  Accumulated other comprehensive loss, net.................    (3,721)      (1,734)
                                                              --------     --------
          Total stockholders' equity........................   378,819      358,600
                                                              --------     --------
          Total Liabilities and Stockholders' Equity........  $642,298     $500,653
                                                              ========     ========

                 See Notes to Consolidated Financial Statements

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED           YEAR        TWO MONTHS
                                                        DECEMBER 31,          ENDED         ENDED
                                                    --------------------   OCTOBER 31,   DECEMBER 31,
                                                      1998        1997        1996           1996
                                                    ---------   --------   -----------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................  $  27,127   $ 69,543    $ 42,503       $  5,184
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation....................................     34,375     27,991      20,621          4,599
  Amortization....................................      7,551      1,678         626            117
  Provision for doubtful accounts.................      7,414      7,871       5,208            729
  Gain on sale of subsidiary......................         --    (35,273)         --             --
  Loss (gain) on disposal of fixed assets.........      1,162       (959)         --            (17)
  Gain on sales of securities and other
     investments..................................     (1,592)      (706)     (3,010)            --
  Provision for deferred employee compensation....      3,997      3,729       1,229            282
  Deferred income taxes...........................     (2,709)    (2,117)     (1,740)          (329)
  Other...........................................      2,327      4,647         101           (280)
Increase (decrease) in cash resulting from changes
  in:
  Accounts receivable.............................     10,131    (31,010)    (47,392)        (1,822)
  Inventories.....................................      6,048      6,693      (6,468)        (6,388)
  Prepaid expenses and other current assets.......    (11,661)    (3,367)     (1,298)        (4,010)
  Accounts payable................................     10,996     (6,585)      4,345          1,616
  Employee compensation...........................     12,965     12,283       9,767         (8,003)
  Accrued expenses................................     (6,215)     3,617       6,448          9,741
                                                    ---------   --------    --------       --------
Net cash provided by operating activities.........    101,916     58,035      30,940          1,419
                                                    ---------   --------    --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary..................         --     36,679          --             --
Proceeds from the sale of fixed assets............        678      3,992          --             20
Acquisition of businesses, including covenants not
  to compete, net of proceeds from sale of
  LANSystems division and cash acquired...........   (120,323)   (40,491)         --         (3,369)
Purchase of marketable securities and other
  investments.....................................     (3,275)    (2,429)     (3,854)          (232)
Proceeds from sales of marketable securities and
  other investments...............................      6,748      1,939      16,402            300
Purchase of property, plant and equipment.........    (50,218)   (35,188)    (44,485)        (5,649)
                                                    ---------   --------    --------       --------
Net cash used in investing activities.............   (166,390)   (35,498)    (31,937)        (8,930)
                                                    ---------   --------    --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings..........................    162,844     20,974          --            894
Payment of debt...................................   (109,870)   (22,612)       (658)        (1,265)
Proceeds from stock options exercised.............      2,682      3,412       3,696            207
Payment of dividends..............................     (7,349)    (6,515)     (6,335)            --
Purchase of treasury stock........................       (678)    (1,247)       (417)          (107)
                                                    ---------   --------    --------       --------
Net cash provided by (used in) financing
  activities......................................     47,629     (5,988)     (3,714)          (271)
                                                    ---------   --------    --------       --------
Net (decrease) increase in cash and cash
  equivalents.....................................    (16,845)    16,549      (4,711)        (7,782)
Cash and Cash Equivalents -- Beginning............     40,646     24,097      36,590         31,879
                                                    ---------   --------    --------       --------
CASH AND CASH EQUIVALENTS -- END..................  $  23,801   $ 40,646    $ 31,879       $ 24,097
                                                    =========   ========    ========       ========

                 See Notes to Consolidated Financial Statements

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    YEARS ENDED DECEMBER 31, 1998 AND 1997,
                                                        2 MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED OCTOBER 31, 1996
                                                      --------------------------------------------------------------------
                                                                                        ACCUMULATED
                                                               ADDITIONAL                  OTHER
                                                      COMMON    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY
                                                      STOCK     CAPITAL     EARNINGS      INCOME        STOCK      TOTAL
                                                      ------   ----------   --------   -------------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE NOV. 1, 1995................................   $382     $24,079     $235,027      $   214      $(18,193)  $241,509
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income..........................................                          42,503                                42,503
Foreign currency translation adjustment.............                                          211                      211
Unrealized gains on securities:
  Unrealized holding gains arising during period....                                        1,988                    1,988
  Less: reclassification adjustment for gains
    included in net income..........................                                       (3,011)                  (3,011)
Income tax benefit related to items of other
  comprehensive income..............................                                          463                      463
                                                                                                                  --------
Comprehensive income................................                                                                42,154
                                                                                                                  --------
Cash dividends ($.18 per share, adjusted for 2-for-1
  stock split)......................................                          (6,335)                               (6,335)
Acquisition of treasury stock.......................                                                       (417)      (417)
Non-cash stock compensation.........................                127                                                127
Exercise of stock options...........................      6       3,690                                              3,696
--------------------------------------------------------------------------------------------------------------------------
BALANCE OCT. 31, 1996...............................    388      27,896      271,195         (135)      (18,610)   280,734
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income..........................................                           5,184                                 5,184
Foreign currency translation adjustment.............                                         (401)                    (401)
Unrealized gains on securities:
  Unrealized holding losses arising during period...                                          (42)                     (42)
  Less: reclassification adjustment for gains
    included in net income..........................                                           --                       --
Income tax expense related to items of other
  comprehensive income..............................                                          (45)                     (45)
                                                                                                                  --------
Comprehensive income................................                                                                 4,696
                                                                                                                  --------
Issuance of stock for acquisition...................              3,099                                   2,901      6,000
Acquisition of treasury stock.......................                                                       (107)      (107)
Non-cash stock compensation.........................                 26                                                 26
Exercise of stock options...........................                207                                                207
--------------------------------------------------------------------------------------------------------------------------
BALANCE DEC. 31, 1996...............................   $388     $31,228     $276,379      $  (623)     $(15,816)  $291,556
--------------------------------------------------------------------------------------------------------------------------

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    YEARS ENDED DECEMBER 31, 1998 AND 1997,
                                                        2 MONTHS ENDED DECEMBER 31, 1996 AND YEAR ENDED OCTOBER 31, 1996
                                                      --------------------------------------------------------------------
                                                                                        ACCUMULATED
                                                               ADDITIONAL                  OTHER
                                                      COMMON    PAID-IN     RETAINED   COMPREHENSIVE   TREASURY
                                                      STOCK     CAPITAL     EARNINGS      INCOME        STOCK      TOTAL
                                                      ------   ----------   --------   -------------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
BALANCE DEC. 31, 1996...............................   $388     $31,228     $276,379      $  (623)     $(15,816)  $291,556
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income..........................................                          69,543                                69,543
Foreign currency translation adjustment.............                                       (1,544)                  (1,544)
Unrealized gains on securities:
  Unrealized holding gains arising during period....                                        1,354                    1,354
  Less: reclassification adjustment for gains
    included in net income..........................                                         (706)                    (706)
Income tax expense related to items of other
  comprehensive income..............................                                         (215)                    (215)
                                                                                                                  --------
Comprehensive income................................                                                                68,432
                                                                                                                  --------
Cash dividends ($.18 per share, adjusted for 2-for-1
  stock split)......................................                          (6,515)                               (6,515)
Issuance of stock for acquisitions..................              1,700                                   1,109      2,809
Acquisition of treasury stock.......................                                                     (1,247)    (1,247)
Non-cash stock compensation.........................                153                                                153
Exercise of stock options...........................      4       3,408                                              3,412
--------------------------------------------------------------------------------------------------------------------------
BALANCE DEC. 31, 1997...............................    392      36,489      339,407       (1,734)      (15,954)   358,600
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income..........................................                          27,127                                27,127
Foreign currency translation adjustment.............                                         (996)                    (996)
Unrealized gains on securities:
  Unrealized holding losses arising during period...                                         (129)                    (129)
  Less: reclassification adjustment for gains
    included in net income..........................                                       (1,592)                  (1,592)
Income tax benefit related to items of other
  comprehensive income..............................                                          730                      730
                                                                                                                  --------
Comprehensive income................................                                                                25,140
                                                                                                                  --------
Cash dividends ($.20/share, adjusted for 2-for-1
  stock split)......................................                          (7,349)                               (7,349)
Issuance of stock for acquisitions..................                153                                     118        271
Acquisition of treasury stock.......................                                                       (678)      (678)
Non-cash stock compensation.........................                153                                                153
Exercise of stock options...........................      3       2,679                                              2,682
--------------------------------------------------------------------------------------------------------------------------
BALANCE DEC. 31, 1998...............................   $395     $39,474     $359,185      $(3,721)     $(16,514)  $378,819
                                                       ====     =======     ========      =======      ========   ========

                 See Notes to Consolidated Financial Statements

                       BOWNE & CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

  Change in Fiscal Year End

     On October 30, 1997, the Company elected to change the date of its fiscal year-end to December 31. As a result, a transition period for the two months ended December 31, 1996 was previously reported on a transition report on Form 10-Q. The statements of income, stockholders' equity, and cash flows present information for the years ended December 31, 1998, December 31, 1997, two months ended December 31, 1996 and the year ended October 31, 1996.

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

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined by using purchase cost (first-in, first-out method) for materials and standard costs, which approximate actual costs, for work-in-process.

  Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method. The following table summarizes the components of property, plant and equipment:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
Land and buildings.....................................  $ 75,847    $ 73,008
Machinery and plant equipment..........................   175,058     141,524
Furniture, fixtures and vehicles.......................    34,655      31,192
Leasehold improvements.................................    38,532      32,264
                                                         --------    --------
          Total........................................  $324,092    $277,988
                                                         ========    ========

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings...............................                                20-40 years
Machinery and plant equipment...........                             3-12 1/2 years
Furniture and fixtures..................                             5-12 1/2 years
Vehicles................................                                  3-5 years
Leasehold improvements..................    Shorter of useful life or term of lease

  Intangible Assets

     Intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a non-cash charge against future results of operations.

     The Company amortizes goodwill using the straight-line method over forty years for its printing acquisitions, thirty years for its business solution acquisitions, and twenty-five years for its localization acquisitions. Goodwill arising from acquisitions related to the Company's Internet services are amortized using the straight-line method over fifteen years. The non-compete agreements are amortized over the life of the non-compete, which is three to five years. The realizability of goodwill and other intangibles is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment.

  Stock-Based Compensation

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 8.

  Income Taxes

     The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

     United States income tax has not been provided on the unremitted earnings of the Company's foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 1998, the cumulative amount of undistributed foreign earnings was approximately $34 million.

  Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings per Share" which became effective for interim and annual financial statements for periods ending after December 15, 1997. Net income is calculated for basic earnings per share based on the average number of shares outstanding and for diluted earnings per share as adjusted for the assumed conversion of all potentially dilutive securities. All

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     The following table sets forth the basic and diluted average share amounts, adjusted for the August, 1998 2-for-1 stock split:

                                       YEAR ENDED DECEMBER 31,     TWO MONTHS ENDED    YEAR ENDED
                                       ------------------------      DECEMBER 31,      OCTOBER 31,
                                          1998          1997             1996             1996
                                       ----------    ----------    ----------------    -----------
Average shares outstanding -- basic
  shares.............................  36,655,821    36,210,168       35,313,206       35,127,508
Potential dilutive effect of stock
  options and deferred stock units...     968,908       968,764          674,472          410,484
                                       ----------    ----------       ----------       ----------
Average shares outstanding -- diluted
  shares.............................  37,624,729    37,178,932       35,987,678       35,537,992
                                       ==========    ==========       ==========       ==========

  Foreign Currency Translation

     Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period of revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders' equity and comprehensive income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

  Fair Value of Financial Instruments

     The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see Note
10) approximates the fair value due to these debt instruments having variable interest rates similar to those that are currently available to the Company.

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

  Recent Accounting Pronouncements

     In 1998, the Company adopted AICPA Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $8 million related to software development costs pertaining to improvements in the financial printing business' typesetting, pricing, and billing systems, as well as the development of a workflow system for its localization business and the installation of a financial reporting system.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in the first quarter of 1998.

     In 1998, the company adopted FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 15.

NOTE 2 -- SALE OF SUBSIDIARY

     On January 6, 1997, the Company sold its 90% interest in Baseline Financial Services, Inc. The Company recorded a pre-tax gain of $35,273 and an after-tax gain of $20,005, or $0.56 per share (post-split) on a diluted basis.

NOTE 3 -- ACQUISITIONS

     The Company made several acquisitions, as follows:

     During the two month period ended December 31, 1996, the Company acquired 80% of IDOC, Inc., a localization solutions company, by issuing 261,438 shares from treasury, and 100% of the financial printing business of the Williams Lea Group, Ltd. of the United Kingdom for cash. The total purchase price of these two companies approximated $10,700, with goodwill recorded of approximately $8,300. These acquisitions are part of the localization and financial printing segments, respectively.

     During March 1997 the Company purchased 100% of several foreign companies, including their ownership of certain affiliates, offering localization and globalization solutions. The companies (and respective locations) purchased were: I&G COM (France); ME&TA Software Localization Company, S.L. (Spain); Pacifitech (Japan); and GECAP Localization Technologies (Germany). In June 1997, the Company purchased ME&TA MULTIMEDIA. The total purchase price and acquisition costs related to these acquisitions were approximately $31,500, paid in cash. These companies are part of the localization segment.

     The Company also purchased several U.S. based companies. The companies purchased were: Imagineer, Inc. (February 1997 -- outsourcing segment); Internet Factory, Inc. (March 1997 -- Internet segment); the assets of J. Feuerstein Systems (JFS), (November 1997 -- financial printing segment); the assets of United Media Corporation (November 1997 -- outsourcing segment); and Linguistix, Inc. (December 1997 -- financial printing segment). The total purchase price of these companies was approximately $16,400, including acquisition costs. As part of these acquisitions, 98,888 shares were issued in 1997 and 10,000 shares each in 1998 and 1999.

     The goodwill and other intangible assets recorded during 1997 as a result of the acquisitions approximated $46,000. Approximately $3,000 of the purchase price for JFS and Linguistix was assigned to purchased in-process research and development and written off at the time of acquisition. During 1998, management determined that the carrying value of the remaining goodwill for Linguistix was not recoverable and approximately $1,800 was written off.

     During the first quarter of 1998, the Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. (Internet segment). Both companies are Internet development companies. The total purchase price of these two companies, including related acquisition costs, approximated $13,300, of which goodwill and other intangible assets were approximately $11,400. In addition, the Company and the

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

selling shareholders entered into non-compete agreements totaling $6,000, of which an aggregate of $4,000 was paid at closing and the balance is payable over the next two years.

     During the second and third quarters, the Company acquired several localization companies. The total purchase price of these companies, including related acquisition costs, approximated $4,546, of which goodwill and other intangible assets were approximately $3,200.

     Also during the second quarter, the Company acquired 86.5% of Mountain Lake Software Corporation and the assets of Open Sesame, formerly a division of Charles River Analytics, Inc., now part of the Company's Internet segment. These acquisitions increase the Company's ability to provide clients with integrated Internet applications. The total purchase price for these two companies, including related acquisition costs, approximated $12,900. Goodwill and other intangible assets, including non-compete agreements were approximately $12,800. The non-compete agreements will be paid in equal annual installments over a period of three to five years.

     In July 1998, the Company acquired all of the outstanding shares of Donnelley Enterprise Solutions Incorporated (DESI), pursuant to a tender offer price of $21 per share, aggregating to $105 million. This acquisition added to the Company's outsourcing segment. Goodwill and other intangible assets were approximately $95 million. DESI provides a comprehensive array of business outsourcing services, including document services, desktop publishing, and imaging services. The cost of this, and some of the other acquisitions, was financed through borrowings under the Company's revolving credit agreement. DESI's operations included the LANSystems division, which the Company sold in August 1998.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of DESI and the sale of LANSystems had occurred at the beginning of 1998 and 1997 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                            1998          1997
                                                         ----------    ----------
Total revenue..........................................   $893,660      $792,346
Net income.............................................   $ 18,324      $ 64,675
Net income per common share -- Basic...................   $   0.50      $   1.79
                                 -- Diluted............   $   0.49      $   1.74

     All of the acquisitions were accounted for using the purchase method of accounting and the results from these operations were included in the statements of income and cash flows after the date of acquisition. The Company recorded $7,200 in 1998 and $3,000 in 1997 of purchased in-process research and development as an operating expense. These amounts were recorded in connection with the DESI and Quadravision 1998 acquisitions, and the JFS and Linguistix 1997 acquisitions. Some of the Company's acquisitions provide for additional purchase payouts based on achieving certain earnings levels, which amounts will be included as goodwill in the period earned.

NOTE 4 -- CASH AND CASH EQUIVALENTS

     Cash equivalents of $1,542 and $25,703 at December 31, 1998 and 1997, respectively, are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less when purchased.

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 5 -- INVENTORIES

     Inventories consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Raw materials............................................  $ 6,977    $ 5,750
Work in process..........................................   23,616     29,867
                                                           -------    -------
                                                           $30,593    $35,617
                                                           =======    =======

NOTE 6 -- MARKETABLE SECURITIES

     The Company classifies its investment in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The fair value of marketable securities exceeded cost by $197 and $1,918, at December 31, 1998 and 1997, respectively.

NOTE 7 -- EMPLOYEE BENEFIT PLANS

  Pension Plans

     The Company sponsors a defined benefit pension plan which covers most of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company's policy is to fund each year's pension expense to the maximum allowable level. The Company also has an unfunded supplemental retirement program for certain management employees. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union Canadian employees are covered by defined contribution retirement plans.

     Pension costs, including the Supplementary Employee Retirement Plan, are summarized as follows:

                                                            YEAR ENDED          YEAR
                                                           DECEMBER 31,         ENDED
                                                         ----------------    OCTOBER 31,
                                                          1998      1997        1996
                                                         ------    ------    -----------
Service cost...........................................  $5,413    $4,176      $ 3,077
Interest cost..........................................   3,759     3,313        2,549
Expected return on plan assets.........................  (4,534)   (3,687)      (3,190)
Amortization of transition asset.......................    (220)     (220)        (321)
Amortization of prior service cost.....................     370       370           14
Actuarial gain.........................................    (401)     (481)        (416)
                                                         ------    ------      -------
Net periodic pension cost of defined benefit plans.....   4,387     3,471        1,713
Union plans............................................     642       444          534
Defined contribution plans.............................     932       765          679
                                                         ------    ------      -------
Total pension cost.....................................  $5,961    $4,680      $ 2,926
                                                         ======    ======      =======

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     The status of the Company's funded defined benefit pension plan is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Projected benefit obligation at beginning of year...........  $40,731    $32,680
Service cost................................................    5,174      3,864
Interest cost...............................................    3,075      2,536
Actuarial loss..............................................    7,438      4,151
Benefits paid...............................................   (1,240)    (2,500)
                                                              -------    -------
Projected benefit obligation at end of year.................   55,178     40,731
                                                              -------    -------
Fair value of plan assets at beginning of year..............   48,500     41,942
Actual return on plan assets................................   10,068      9,058
Employer contributions......................................       --         --
Benefits paid...............................................   (1,240)    (2,500)
                                                              -------    -------
Fair value of plan assets at end of year....................   57,328     48,500
                                                              -------    -------
Plan assets in excess of projected benefit obligation.......    2,150      7,769
Unrecognized net transition asset...........................   (3,485)    (3,806)
Unrecognized prior service cost.............................      544        591
Unrecognized net actuarial gain.............................  (10,261)   (12,567)
                                                              -------    -------
Net accrued pension cost....................................  $11,052    $ 8,013
                                                              =======    =======

     At December 31, 1998 and 1997, the projected net liability under the unfunded supplemental retirement program amounted to $5,701 and $5,639, respectively, which amounts are included in current and long-term liabilities for employee compensation and benefits. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

     The discount rate used to calculate the projected benefit obligations was 6.75% and 7.25% at December 31, 1998 and 1997, respectively. The rate used to project future salary increases was 4.0% at December 31, 1998 and 1997. The expected long-term rate of return on plan assets was 9.5% and 9.0% for the years ended December 31, 1998 and 1997, respectively. The assets of the funded plan consist primarily of equity and fixed income securities.

  Profit Sharing Plan

     The Company and certain subsidiaries are participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $9,596 and $9,483 for the years ended December 31, 1998 and 1997, respectively, and $8,364 for the year ended October 31, 1996.

  Stock Purchase Plan

     Under the Employees' Stock Purchase Plan, the Company and participating subsidiaries match 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. All contributions are invested in the common stock of the Company. The plan acquired 145,115 and 230,510 shares (post-split) in the years ended December 31, 1998 and 1997, respectively, and 176,906 shares (post-split) in the year ended October 31, 1996, of the Company's common stock on the open market. At December 31, 1998 and 1997, the Stock Purchase Plan held 1,102,902 shares and 1,094,524 shares (post-split) of the Company's common stock, respectively. Charges to income amounted to $1,433, $1,138, and

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

$603 for the years ended December 31, 1998 and 1997 and the year ended October 31, 1996, respectively. The shares held by the plan are considered outstanding in computing the Company's diluted earnings per share, and dividends paid to the plan are charged to retained earnings.

  Health Plan

     The Company maintains a voluntary employee benefit health and welfare plan covering substantially all of its employees. The Company has established and funded a VEBA (Voluntary Employees' Beneficiary Association) trust to cover its medical and related costs. During 1998, the Company reviewed the trust's funded status and determined that it had over-estimated plan funding requirements by approximately $4 million (after-tax). The Company recognized such amount as income in the fourth quarter of 1998.

NOTE 8 -- STOCK OPTION PLANS

     The Company has three stock option plans, a 1981 Plan, a 1992 Plan and a 1997 Plan.

     The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares (post-split) of the Company's common stock, expired December 15, 1991 except as to options then outstanding. The Company's 1992 and 1997 Stock Option Plans both provide for the granting of options to purchase 1,700,000 shares (each plan post-split) to officers and key employees at a price not less than the fair market value on the date each option is granted.

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

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     Details of stock options are as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                         NUMBER OF     OPTION
                                                          SHARES       PRICE
                                                         ---------    --------
YEAR ENDED OCTOBER 31, 1996
  Outstanding, beginning of year.......................  2,084,352     $ 7.75
  Granted..............................................    444,600      10.10
  Exercised............................................    547,752       6.75
  Cancelled............................................    125,300       9.50
  Outstanding, end of year.............................  1,855,900       8.49
  Exercisable, end of year.............................    529,800       7.43
TWO MONTHS ENDED DECEMBER 31, 1996
  Granted..............................................    288,600     $11.16
  Exercised............................................     19,700      10.51
  Cancelled............................................        800       9.06
  Outstanding, end of year.............................  2,124,000       8.84
  Exercisable, end of year.............................    595,900       7.34
YEAR ENDED DECEMBER 31, 1997
  Granted..............................................  1,018,100     $18.53
  Exercised............................................    453,400       7.53
  Cancelled............................................    118,850      10.57
  Outstanding, end of year.............................  2,569,850      12.83
  Exercisable, end of year.............................    668,450       8.38
YEAR ENDED DECEMBER 31, 1998
  Granted..............................................    820,000     $16.11
  Exercised............................................    358,350       7.48
  Cancelled............................................    207,500      17.24
  Outstanding, end of year.............................  2,824,000      14.13
  Exercisable, end of year.............................    840,150      11.42

     Options to purchase 190,050 shares (at December 31, 1998) and 802,550 shares (at December 31, 1997) were available for grant under the 1997 and 1992 Plan.

     The following table summarizes weighted-average option exercise price information:

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                   ----------------------------------------   ----------------------------
                                       WEIGHTED    WEIGHTED                       WEIGHTED
    RANGE OF            NUMBER          AVERAGE    AVERAGE         NUMBER         AVERAGE
    EXERCISE          OUTSTANDING      REMAINING   EXERCISE      EXERCISABLE      EXERCISE
     PRICES        DECEMBER 31, 1998     LIFE       PRICE     DECEMBER 31, 1998    PRICE
----------------   -----------------   ---------   --------   -----------------   --------
$ 5.57 - $  9.53         539,900        4 years     $ 8.41         492,000         $ 8.45
  9.54 -   11.16         624,500        7 years      10.58         137,500          11.16
 11.17 -   18.25         675,000       10 years      14.74              --          --
 18.26 -   22.50         984,600        9 years      19.11         210,650          18.53
                       ---------       --------     ------         -------         ------
                       2,824,000        8 years     $14.13         840,150         $11.42
                       =========       ========     ======         =======         ======

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

     In accordance with APB Opinion 25 and related interpretations, no compensation cost has been recognized for the Company's stock option plans. Had compensation cost been based upon the fair value at the grant dates for all awards granted during the years ended December 31, 1998 and 1997, and the year ended October 31, 1996, net income and earnings per share would have been reduced on a pro forma basis as follows:

                                                       YEAR ENDED     TWO MONTHS ENDED
                           YEAR ENDED DECEMBER 31,     OCTOBER 31,      DECEMBER 31
                           ------------------------    -----------    ----------------
                             1998           1997          1996              1996
                           ---------      ---------    -----------    ----------------
Net Income:
  As Reported............   $27,127        $69,543       $42,503           $5,184
  Pro Forma..............    24,989         68,756        42,332            5,107
Pro Forma Per Share:
  Basic..................   $   .68        $  1.90       $  1.21           $  .14
  Diluted................       .66           1.85          1.19              .14
                            =======        =======       =======           ======

     In accordance with SFAS No. 123, the pro forma information excludes options granted prior to December 31, 1994. The grants issued during the year ended October 31, 1995 were issued on December 14, 1994. Since the compensation expense associated with the grants would have been recognized generally over a four year vesting period, the initial impact of applying Statement No. 123 on pro forma net income is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

                                              1998        1997        1996
                                             GRANTS      GRANTS      GRANTS
                                            --------    --------    --------
Expected dividend yield...................      1.4%        1.2%        1.7%
Expected stock price volatility...........     37.1%       30.1%       32.2%
Risk-free interest rate...................      4.7%        5.8%        6.0%
Expected life of options..................   5 years     5 years     5 years
Weighted average fair value...............     $5.62       $6.12       $3.68

  Deferred Stock Awards

     In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors fees into deferred stock units. These units are convertible into the Company's common stock on a one-for-one basis generally at the time of retirement or earlier under certain specific circumstances. At December 31, 1998 and 1997, there were 239,105 and 205,312 units (post-split) outstanding, respectively.

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 9 -- INCOME TAXES

     The provision for income taxes is summarized as follows:

                                             YEAR ENDED                        TWO MONTHS
                                            DECEMBER 31,       YEAR ENDED        ENDED
                                         ------------------    OCTOBER 31,    DECEMBER 31,
                                          1998       1997         1996            1996
                                         -------    -------    -----------    ------------
CURRENT:
  U.S. Federal.........................  $23,090    $39,346      $25,813         $3,308
  Foreign..............................    4,422      3,183        1,504             91
  State and local......................    2,485     10,658        6,935            852
                                         -------    -------      -------         ------
                                          29,997     53,187       34,252          4,251
                                         -------    -------      -------         ------
DEFERRED:
  U.S. Federal.........................   (1,305)    (1,415)      (1,220)           166
  Foreign..............................   (1,115)      (379)        (229)          (327)
  State and Local......................     (289)      (323)        (291)            38
                                         -------    -------      -------         ------
                                          (2,709)    (2,117)      (1,740)          (123)
                                         -------    -------      -------         ------
                                         $27,288    $51,070      $32,512         $4,128
                                         =======    =======      =======         ======

     Income taxes paid during the years ended December 31, 1998 and 1997 and the year ended October 31, 1996 were $44,926, $51,523 and $31,508, respectively.

     The provision for income taxes differed from the U.S. Federal statutory rate for the following reasons:

                                                                                    TWO
                                                  YEAR ENDED                       MONTHS
                                                 DECEMBER 31,    YEAR ENDED        ENDED
                                                 ------------    OCTOBER 31,    DECEMBER 31,
                                                 1998    1997       1996            1996
                                                 ----    ----    -----------    ------------
Statutory tax rate.............................  35.0%   35.0%      35.0%           35.0%
Increase in tax resulting from:
  State and local taxes........................   2.6     5.5        5.8             6.2
  Foreign taxes................................   0.3     0.1        0.3             0.3
Non-deductible items:
  Purchased in process research and
     development...............................   4.8     0.2         --              --
  Goodwill.....................................   2.8     0.4        0.2             0.4
  Other nondeductible items....................   4.7     1.9        2.0             2.4
Other..........................................  (0.1)   (0.8)        --              --
Effective income tax rate......................  50.1%   42.3%      43.3%           44.3%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

differences. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1997
                                                            -------    ------
Non-current deferred tax assets (liability):
  Deferred compensation and benefits......................  $10,842    $8,742
  Depreciation............................................   (3,674)   (4,115)
  Deferred taxes on intangibles, other than goodwill......   (5,328)       --
  Other...................................................      967       807
                                                            -------    ------
          Total net non-current asset.....................  $ 2,807    $5,434
                                                            =======    ======

NOTE 10 -- DEBT

     In March 1997, the Company entered into a short-term line of credit for $25,000 used for general corporate purposes. The Company borrowed $20,000 in July 1997 under this agreement, of which $10,000 was re-paid in July and the remainder re-paid in August, 1997.

     In July 1997, the Company entered into a new unsecured five-year revolving credit agreement (expiring in July, 2002) for $200,000 with a consortium of banks. Under the new credit agreement, interest is charged at London Interbank Offered Rate (LIBOR) plus 1/4% to 1/2% depending on certain leverage ratios plus ten basis points on the unused portion. During 1998, the average interest rate approximated 6%. This agreement replaced a $50,000 uncommitted line of credit and the $25,000 short-term line of credit. The maximum available credit under the agreement was increased to $300,000 in November, 1998. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. The Company was in compliance with all loan covenants as of December 31, 1998. Amounts outstanding under this agreement are classified as long-term debt and were $68,000 at December 31, 1998 and zero at December 31, 1997. In addition, the Company had $3,164 of capital leases and $3,723 of notes payable at December 31, 1998.

     Aggregate annual installments of both notes payable and long-term debt (other than the revolving credit agreement) due for the next five years and thereafter are $4,578, $3,941, $2,020, $652, $89, and $185, respectively.

     Interest paid was $5,391, $1,535, and $662 for the years ended December 31, 1998 and 1997 and October 31, 1996, respectively.

NOTE 11 -- DEFERRED EMPLOYEE COMPENSATION AND BENEFITS

     Liabilities for deferred employee compensation and benefits consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Pension and other retirement costs.......................  $11,569    $ 8,540
Supplemental retirement, long term.......................    5,321      5,133
Deferred compensation and other long term benefits.......    9,202      5,204
                                                           -------    -------
                                                           $26,092    $18,877
                                                           =======    =======

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

NOTE 12 -- OTHER INCOME

     The components of other income (expense) are summarized as follows:

                                                    YEAR ENDED
                                                   DECEMBER 31,      YEAR ENDED
                                                 ----------------    OCTOBER 31,
                                                  1998      1997        1996
                                                 ------    ------    -----------
Interest income................................  $1,531    $1,569      $  991
Dividends......................................     246       202         642
Realized gains (losses) on sales of marketable
  securities and other assets..................   1,789      (228)      2,809
Other..........................................    (688)      913         463
                                                 ------    ------      ------
                                                 $2,878    $2,456      $4,905
                                                 ======    ======      ======

NOTE 13 -- LEASE COMMITMENTS

     The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2009. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

     One operating lease is for equipment leased through a master agreement administered by a commercial bank. This agreement enables the Company to lease equipment up to an aggregate initial cost of $25 million through April, 2003. The rental payments are based on LIBOR plus 25 basis points and the cost of the equipment. At the expiration of the lease, the Company has the right to purchase the equipment for the guaranteed residual value. The equipment under lease as of December 31, 1998 has an aggregate guaranteed residual value of approximately $4 million.

     Rent expense relating to premises and equipment amounted to $22,893 and $12,736 for the years ended December 31, 1998 and 1997, respectively, and $9,823 for the year ended October 31, 1996. The minimum annual rental commitments under non-cancelable leases as of December 31, 1998, are summarized as follows:

1999....................  $ 26,336
2000....................    24,935
2001....................    20,900
2002....................  $ 15,996
2003....................    11,579
2004-2009...............    25,201
                          --------
     Total..............  $124,947
                          ========

NOTE 14 -- STOCKHOLDERS' EQUITY

     During 1997, the Company adopted a Stockholder Rights Plan that granted a Right to each Stockholder of record on February 10, 1997 and all shares issued thereafter to purchase 1/1000th of a share of the Preferred Stock for each share of common stock owned when certain events occur. When the Company reincorporated in Delaware in 1998, a new Rights Agreement dated June 19, 1998 was adopted in place of the earlier plan. This plan is triggered when certain events that involve the acquisition, tender offer or exchange of 20% or more of the Common Stock by a person or group of persons, without the approval of the Company's Board of Directors, occur. Prior to the event, the Rights will be linked to the underlying shares of the Common stock and may not be transferred by themselves.

     In 1998, the Board of Directors approved a 2-for-1 stock split to Shareholders of record as of the close of business on August 14, 1998. The shares were distributed on August 26, 1998. Share and per share amounts for prior periods have been adjusted to reflect the stock split.

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

NOTE 15 -- SEGMENT INFORMATION

     The Company focus remains on "Empowering Information," a term used to define the management, repurposing and distribution of a client's information. The Company manages and repurposes the information for distribution by digital, Internet or paper media. It manages documents on the clients' site or at its own facilities.

     The Company's operations are classified into four reportable business segments; Financial Printing, Outsourcing, Localization and Internet. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

     Financial Printing -- transactional financial, corporate reporting, mutual fund, commercial and digital printing.

     Outsourcing -- document management solutions primarily for the legal and financial communities.

     Localization -- translation and reengineering of software products.

     Internet Consulting & Development -- integrated Internet solutions primarily for the financial sector.

     Information as to the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before depreciation and amortization of intangible assets ("EBITDA"). The Company also uses income before amortization expenses ("EBITA"), as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development and other charges, and other income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

                                           FOR YEAR ENDED    FOR YEAR ENDED    FOR YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,      OCTOBER 31,
                                                1998              1997              1996
                                           --------------    --------------    --------------
REVENUES FROM EXTERNAL CUSTOMERS:
Financial Printing.......................     $697,642          $660,249          $501,219
Outsourcing..............................       81,361            11,679               150
Localization.............................       55,366            41,423                --
Internet Consulting & Development........       13,197             3,296                --
                                              --------          --------          --------
                                              $847,566          $716,647          $501,369
                                              ========          ========          ========
EBITDA:
Financial Printing.......................     $137,175          $141,220          $ 92,837
Outsourcing..............................       (6,518)          (10,920)             (803)
Localization.............................      (11,118)           (7,903)               --
Internet Consulting & Development........      (11,559)           (1,232)               --
Other....................................       (6,147)           30,738             4,905
                                              --------          --------          --------
                                              $101,833          $151,903          $ 96,939
                                              --------          --------          --------
Depreciation expense:
Financial Printing.......................     $ 27,337          $ 24,145          $ 20,564
Outsourcing..............................        3,502               786                57
Localization.............................        2,704             2,905                --
Internet Consulting & Development........          832               155                --
                                              --------          --------          --------
                                              $ 34,375          $ 27,991          $ 20,621
                                              --------          --------          --------

                       BOWNE & CO., INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

                                           FOR YEAR ENDED    FOR YEAR ENDED    FOR YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,      OCTOBER 31,
                                                1998              1997              1996
                                           --------------    --------------    --------------
EBITA:
Financial Printing.......................     $109,838          $117,075          $ 72,273
Outsourcing..............................      (10,020)          (11,706)             (860)
Localization.............................      (13,822)          (10,808)               --
Internet Consulting & Development........      (12,391)           (1,387)               --
Other....................................       (6,147)           30,738             4,905
                                              --------          --------          --------
                                                67,458           123,912            76,318

Amortization expense.....................       (7,551)           (1,678)             (626)
Interest expense.........................       (5,492)           (1,621)             (677)
                                              --------          --------          --------
Income before income taxes...............     $ 54,415          $120,613          $ 75,015
                                              ========          ========          ========

ASSETS:
Financial Printing.......................     $379,979          $419,294          $385,470
Outsourcing..............................      146,486            13,951               352
Localization.............................       75,587            62,118                --
Internet Consulting & Development........       40,246             5,290                --
                                              --------          --------          --------
                                              $642,298          $500,653          $385,822
                                              ========          ========          ========
CAPITAL SPENDING:
Financial Printing.......................     $ 38,299          $ 28,505          $ 44,485
Outsourcing..............................        4,041             2,556                --
Localization.............................        5,971             3,274                --
Internet Consulting & Development........        1,907               853                --
                                              --------          --------          --------
                                              $ 50,218          $ 35,188          $ 44,485
                                              ========          ========          ========

     Geographic information about the Company's revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

                                           FOR YEAR ENDED    FOR YEAR ENDED    FOR YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,      OCTOBER 31,
                                                1998              1997              1996
                                           --------------    --------------    --------------
REVENUE SOURCES:
United States............................     $681,402          $547,880          $404,683
Canada...................................       69,813            76,695            62,513
Other foreign............................       96,351            92,072            34,173
                                              --------          --------          --------
                                              $847,566          $716,647          $501,369
                                              ========          ========          ========
LONG-LIVED ASSETS, NET:
United States............................     $306,390          $160,690          $131,013
Canada...................................       11,873            12,941            15,958
Other foreign............................       47,971            41,518             3,948
                                              --------          --------          --------
                                              $366,234          $215,149          $150,919
                                              ========          ========          ========

                       BOWNE & CO., INC. AND SUBSIDIARIES

                           SUMMARY OF QUARTERLY DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER     FULL YEAR
                                      --------    --------    --------    --------    ---------
YEAR ENDED DECEMBER 31, 1998
  Net sales.........................  $194,285    $219,328    $225,420    $208,533    $847,566
  Gross margin......................    92,805     104,035      94,932      67,840     359,612
  Income (loss) before income
     taxes..........................    21,992      26,837       8,718      (3,132)     54,415
  Income taxes (benefit)............     9,038      11,385       7,266        (401)     27,288
                                      --------    --------    --------    --------    --------
  Net income (loss).................  $ 12,954    $ 15,452    $  1,452    $ (2,731)   $ 27,127
                                      ========    ========    ========    ========    ========
  Net income (loss) per share:
     Basic..........................      $.36        $.42        $.04       $(.07)       $.74
                                      --------    --------    --------    --------    --------
     Diluted........................      $.34        $.41        $.04       $(.07)       $.72
                                      --------    --------    --------    --------    --------
  Average shares outstanding
     (Adjusted for 1998 stock
     split):
     Basic..........................    36,480      36,578      36,727      36,732      36,656
                                      --------    --------    --------    --------    --------
     Diluted........................    37,751      37,890      37,795      36,732      37,625
                                      ========    ========    ========    ========    ========

                                       FIRST       SECOND      THIRD       FOURTH
                                      QUARTER     QUARTER     QUARTER     QUARTER     FULL YEAR
                                      --------    --------    --------    --------    ---------
YEAR ENDED DECEMBER 31, 1997
  Net sales.........................  $153,696    $193,828    $177,667    $191,456    $716,647
  Gross margin......................    70,460      84,999      80,005      89,063     324,527
  Income before income taxes........    53,956      26,223      17,310      23,124     120,613
  Income taxes......................    23,433      10,809       6,640      10,188      51,070
                                      --------    --------    --------    --------    --------
  Net income........................  $ 30,523    $ 15,414    $ 10,670    $ 12,936    $ 69,543
                                      ========    ========    ========    ========    ========
  Net income per share:
     Basic..........................      $.85        $.43        $.29        $.36       $1.92
                                      --------    --------    --------    --------    --------
     Diluted........................      $.83        $.42        $.29        $.34       $1.87
                                      --------    --------    --------    --------    --------
  Average shares outstanding
     (Adjusted for 1998 stock
     split):
     Basic..........................    35,972      36,170      36,316      36,382      36,210
                                      --------    --------    --------    --------    --------
     Diluted........................    36,779      37,065      37,226      37,509      37,179
                                      ========    ========    ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In 1998, the Company with the approval of the Audit Committee replaced Ernst & Young LLP with KPMG LLP as independent auditors. There were no disagreements with Ernst & Young LLP on any matters which would have caused Ernst & Young LLP to reference the subject matter of any disagreement in its reports for the years ended December 31, 1997 or October 31, 1996. The Company filed a current report on Form 8-K dated June 25, 1998 relating to this change.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Regarding the directors of the Company, reference is made to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement anticipated to be dated April 7, 1999, which information is incorporated by reference herein.

     The executive officers of the Company and their recent business experience are as follows:

                                                 PRINCIPAL OCCUPATION                         OFFICER
NAME                                            DURING PAST FIVE YEARS                 AGE     SINCE
----                                            ----------------------                 ---    -------
Robert M. Johnson.................  Chairman of the Board and Chief Executive          53      1996
                                    Officer of the Company since June 1996;
                                    previously Vice Chairman, President and Chief
                                    Executive Officer of the Company from January
                                    1996; before that, Publisher, President and
                                    Chief Executive Officer of Newsday, Inc. a
                                    subsidiary of The Times Mirror, Co.
James P. O'Neil...................  President and Chief Operating Officer since        54      1984
                                    January 1996; previously Executive Vice
                                    President and Chief Operating Officer;
                                    theretofore Vice President, Finance, of the
                                    Company
Carl J. Crosetto..................  Executive Vice President since December 1998;      50      1998
                                    previously Senior Vice President since May
                                    1998; prior to that Director of Sales of the
                                    Company
Denise K. Fletcher................  Senior Vice President and Chief Financial          50      1996
                                    Officer since May 1998; previously Vice
                                    President, Chief Financial Officer, from July
                                    1996; previously principal of Fletcher
                                    Associates, Inc., a management consulting firm
Susan W. Cummiskey................  Senior Vice President, Human Resources since       45      1998
                                    December 1998; previously Vice President, Human
                                    Resources, from January 1998, and Director,
                                    Human Resources from February 1997; theretofore
                                    Vice President, Human Resources for the
                                    Chemical Group of Degussa Corporation
Philip E. Kucera..................  Senior Vice President and General Counsel since    56      1998
                                    December 1998; previously Deputy General
                                    Counsel of The Times Mirror, Co.
Judith Shapiro....................  Senior Vice President and Chief Information        52      1998
                                    Officer since July 1998; formerly a director of
                                    the Company from November 1997 and also Senior
                                    Vice President for Management Information
                                    Systems, Joseph E. Seagram & Sons, Inc.
Kenneth W. Swanson................  Senior Vice President, Print Manufacturing         42      1998
                                    since December 1998; also President of Bowne
                                    Business Communications, Inc., a subsidiary of
                                    the Company
Duncan Varty......................  Senior Vice President, Financial Print             54      1998
                                    Operations since December 1998; also President
                                    of Bowne of Cleveland, Inc., a subsidiary of
                                    the Company
Bruce Bezpa.......................  Vice President from December 1998; theretofore     43      1996
                                    Vice President, Strategic Development, from
                                    November 1996; previously Director of Mutual
                                    Funds for the Company
C. Cody Colquitt..................  Vice President and Corporate Controller since      37      1999
                                    February 1999; previously Vice President,
                                    Finance and Controller from September 1996 of
                                    Bowne of Dallas, L.P., a subsidiary of the
                                    Company; theretofore Controller for Sammons
                                    Communications, Inc.

                                                 PRINCIPAL OCCUPATION                         OFFICER
NAME                                            DURING PAST FIVE YEARS                 AGE     SINCE
----                                            ----------------------                 ---    -------
Thomas P. Meola...................  Vice President, Finance since November 1996;       56      1987
                                    previously Vice President, Finance and
                                    Corporate Controller of the Company
Douglas F. Bauer..................  Counsel and Corporate Secretary                    56      1986
William J. Coote..................  Treasurer since December 1998; formerly            44      1999
                                    Assistant Treasurer from January 1998;
                                    previously Manager, Financial Analysis since
                                    November 1995; theretofore Director of
                                    Financial Analysis, Prudential Resources
                                    Management Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement anticipated to be dated April 7, 1999, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information contained under the captions "Principal Stockholders" and "Executive Compensation" in the Company's definitive Proxy Statement anticipated to be dated April 7, 1999, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Inapplicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

     (1) Financial Statements:

                                                               PAGE NUMBER
                                                              IN THIS REPORT
                                                              --------------
Independent Auditors' Report................................         14
Consolidated Statements of Income -- Years Ended December
  31, 1998 and 1997, Two Months Ended December 31, 1996,
  Year Ended October 31, 1996...............................         15
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................         16
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1998 and 1997, Two Months Ended December 31,
  1996, Year Ended October 31, 1996.........................         17
Consolidated Statements of Stockholders' Equity -- Year
  Ended December 31, 1998 and 1997, Two Months Ended
  December 31, 1996, Year Ended October 31, 1996............      18-19
Notes to Consolidated Financial Statements..................      20-35

     (2) Financial Statement Schedule -- Years Ended December 31, 1998 and 1997, Two Months Ended December 31, 1996, and Year Ended October 31, 1996:

Schedule II -- Valuation and Qualifying Accounts..........  S-1

All other schedules are omitted because they are not applicable.

     (3) Exhibits:

  3.1          --  Certificate of Incorporation (incorporated by reference to
                   Exhibit 3 to the Company's current report on Form 8-K dated
                   June 23, 1998)
  3.2          --  Certificate of Designations (incorporated by reference to
                   Exhibit 2 to the Company's current report on Form 8-K dated
                   June 23, 1998)
  3.5          --  By-Laws (incorporated by reference to Exhibit 4 to the
                   Company's current report on Form 8-K dated June 23, 1998)
  4.1          --  Rights Agreement dated June 19, 1998 (incorporated by
                   reference to Exhibit 5 to the Company's current report on Form 8-K dated June 23, 1998)
 10.1          --  Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company's definitive Proxy Statement dated
                   January 30, 1985)
 10.2          --  Amendment to 1981 Stock Option Plan (incorporated by
                   reference to the Company's Post-Effective Amendment No. 1 on
                   Form S-8 relating to the Company's Stock Option Plan dated
                   April 16, 1987)
 10.3          --  Amendment to 1981 Stock Option Plan (incorporated by
                   reference to the Company's Post-Effective Amendment No. 2 on
                   Form S-8 relating to the Company's Stock Option Plan dated
                   October 19, 1988)
 10.4          --  1992 Stock Option Plan (incorporated by reference to Exhibit
                   A to the Company's definitive Proxy Statement dated February
                   10, 1992)
 10.5          --  1997 Stock Incentive Plan (incorporated by reference to
                   Exhibit A to the Company's definitive Proxy Statement date
                   February 6, 1997)
 10.6          --  Form of Supplemental Retirement Agreement for selected key employees (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended
                   October 31, 1984) (such agreements having been entered into in the years 1979-1980)
 10.7          --  Form of Supplemental Retirement Agreement for selected key employees with change of control provisions (incorporated by reference to Exhibit 10.3 to the Company's annual report on Form 10-K for the year ended October 31, 1984) (such agreements having been entered into in 1984)

     10.8         --  Form of Supplemental Retirement Agreement for selected key employees, being the most current version of the agreements in Exhibits 10.5 and 10.6 above (incorporated by reference to Exhibit
                      10.4 to the Company's annual report on Form 10-K for the year ended October 31, 1986) (such agreements having been entered into since 1985 without material revisions)
     10.9         --  Summary restatement dated June 29, 1998 of Supplemental Retirement Agreement for selected key employees, being an amendment to the agreements in Exhibits 10.6, 10.7 and 10.8 above
    10.10         --  Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the
                      Company's annual report on Form 10-K for the year ended October 31, 1995)
    10.11         --  Retirement Plan for non-management members of the Board of Directors (incorporated by reference to the description under the caption "Meetings, Attendance and Fees" on page 4 of the Company's definitive Proxy Statement dated January 30, 1989)
    10.12         --  Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to
                      Exhibit 10.10 to the Company's annual report on Form 10-K/A for the year ended December 31, 1997)
    10.13         --  Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.12 above
    10.14         --  Amendment #1 to Master Agreement to Credit Agreement dated July 7, 1997 (Exhibit #99 in 1997
                      10-K/A Report)
     21           --  Subsidiaries of the Company
     23.1         --  Consent of KPMG LLP, Independent Auditors
     23.2         --  Consent of Ernst & Young LLP, Independent Auditors
     23.3         --  Auditors' Report on Schedule, KPMG, LLP
     23.4         --  Report of Ernst & Young LLP, Independent Auditors
     24           --  Powers of Attorney
     27           --  Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                      Commission for information only and not filed
     99           --  Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to the
                      Company's annual report on Form 10-K/A for the year ended December 31, 1997)

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BOWNE & CO., INC.

Dated: March 31, 1999

                                          By:          ROBERT M. JOHNSON
                                            ------------------------------------
                                                     ROBERT M. JOHNSON
                                              Chairman of the Board and Chief
                                                      Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
                 ROBERT M. JOHNSON                   Chairman of the Board and           March 31, 1999
---------------------------------------------------  Chief Executive Officer (and
                (Robert M. Johnson)                  Director)

                  JAMES P. O'NEIL                    President and Chief Operating       March 31, 1999
---------------------------------------------------  Officer (and Director)
                 (James P. O'Neil)

                DENISE K. FLETCHER                   Senior Vice President and           March 31, 1999
---------------------------------------------------  Chief Financial Officer
               (Denise K. Fletcher)

                 C. CODY COLQUITT                    Vice President and Controller       March 31, 1999
---------------------------------------------------  (Principal Accounting Officer)
                (C. Cody Colquitt)

                                                     Director                            March   , 1999
---------------------------------------------------
                (Robert M. Conway)

                         *                           Director                            March 31, 1999
---------------------------------------------------
                 (Edward H. Meyer)

                         *                           Director                            March 31, 1999
---------------------------------------------------
               (H. Marshall Schwarz)

                         *                           Director                            March 31, 1999
---------------------------------------------------
                (Wendell M. Smith)

                         *                           Director                            March 31, 1999
---------------------------------------------------
                 (Lisa A. Stanley)

                     SIGNATURE                                   TITLE                      DATE
                     ---------                                   -----                      ----
                         *                           Director                            March 31, 1999
---------------------------------------------------
                  (Vincent Tese)

                                                     Director                            March   , 1999
---------------------------------------------------
                 (Harry Wallaesa)

                                                     Director                            March 31, 1999
---------------------------------------------------
                 (Richard R. West)

               *ByROBERT M. JOHNSON                  Attorney-in-Fact
  ----------------------------------------------
                (Robert M. Johnson)

                       BOWNE & CO., INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                 COLUMN A                       COLUMN B        COLUMN C       COLUMN D       COLUMN E
------------------------------------------    ------------    ------------    -----------    -----------
                                                               ADDITIONS
                                               BALANCE AT      CHARGED TO     DEDUCTIONS/    BALANCE AT
                                              BEGINNING OF     COSTS AND      (ADDITIONS)      END OF
               DESCRIPTION                       PERIOD         EXPENSES        (A)/(B)        PERIOD
               -----------                    ------------    ------------    -----------    -----------
Allowance for doubtful accounts:
  Year Ended December 31, 1998............      $12,441          $7,414         $7,591         $12,264
  Year Ended December 31, 1997............      $ 9,702          $7,871         $5,132         $12,441
  Two Months Ended December 31, 1996......      $ 8,763          $  729         $ (210)        $ 9,702
  Year Ended October 31, 1996.............      $ 6,269          $5,208         $2,714         $ 8,763

---------------
(a) Uncollectible accounts written off, net of recoveries.

(b) For the two months ended December 31, 1996 writeoffs were $83 and the allowance was increased by $293 to reflect acquired businesses during this period.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------   ------------------------------------------------------------
10.9      SERP, summary restatement dated June 29, 1998
10.13     Amendment dated September 1, 1998 for letter agreement
          between the Company and Robert Johnson
21        Subsidiaries of the Company
23.1      Consent of KPMG LLP, Independent Auditors
23.2      Consent of Ernst & Young LLP, Independent Auditors
23.3      Auditors' Report on Schedule, KPMG, LLP
23.4      Report of Ernst & Young LLP, Independent Auditors
24        Powers of Attorney
27        Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
          only and not filed