Form 10-Q
period 1999-03-31
BOWNE & CO INC
filed 1999-05-14
CIK 13610

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-5842

                               BOWNE & CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-2618477
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              345 HUDSON STREET                                    10014
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

                               [X] Yes     [ ] No

     The number of shares outstanding of each of the issuer's classes of common stock was 36,840,823 shares of common stock, par value $.01, outstanding as at May 11, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              FINANCIAL STATEMENTS

                       BOWNE & CO., INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                     THREE MONTHS
                                                                        ENDED
                                                                      MARCH 31,
                                                                     (UNAUDITED)
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (000'S OMITTED EXCEPT PER
                                                                    SHARE AMOUNTS)
Net sales...................................................   $218,647       $194,285
Expenses:
  Cost of sales.............................................    135,122        101,480
  Selling and administrative................................     65,079         62,658
  Depreciation..............................................      9,883          7,191
  Amortization..............................................      2,890            807
                                                               --------       --------
                                                                212,974        172,136
                                                               --------       --------
Operating income............................................      5,673         22,149
Interest expense............................................     (1,601)          (253)
Other income, net...........................................        516             96
                                                               --------       --------
Income before income taxes..................................      4,588         21,992
Income taxes................................................      2,849          9,038
                                                               --------       --------
Net income..................................................   $  1,739       $ 12,954
                                                               ========       ========
Earnings per share:
  Basic.....................................................   $    .05       $    .36
                                                               ========       ========
  Diluted...................................................   $    .05       $    .34
                                                               ========       ========
Dividends per share.........................................   $   .055       $   .045
                                                               ========       ========

                See Notes to Consolidated Financial Statements.

                       BOWNE & CO., INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                                 (UNAUDITED)
                                                              -----------------
                                                               1999      1998
                                                              ------    -------
                                                               (000'S OMITTED)

Net income..................................................  $1,739    $12,954
  Foreign currency translation adjustment...................    (638)       156
  Net unrealized gains arising from marketable securities
     during the period, after deducting taxes of $83 for
     March 31, 1998.........................................      --        111
                                                              ------    -------
Comprehensive income........................................  $1,101    $13,221
                                                              ======    =======

                See Notes to Consolidated Financial Statements.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,
                                                                    1999            DECEMBER 31,
                                                                (UNAUDITED)             1998
                                                              ----------------    ----------------
                                                              (000'S OMITTED EXCEPT SHARE AMOUNTS)
                                              ASSETS
Current assets:
  Cash and cash equivalents.................................  $        16,075     $        23,801
  Marketable securities.....................................              389                 391
  Trade accounts receivable, less allowance for doubtful
     accounts of $12,228 (1999) and $12,264 (1998)..........          204,487             188,470
  Inventories...............................................           43,468              30,593
  Prepaid expenses and other current assets.................           31,384              32,809
                                                              ---------------     ---------------
     Total current assets...................................          295,803             276,064
                                                              ---------------     ---------------
Property, plant and equipment, less depreciation and
  amortization of $166,926 (1999) and $157,725 (1998).......          169,005             166,367
Goodwill and other intangible assets, net of accumulated
  amortization of $17,615 (1999) and $14,725 (1998).........          187,615             188,619
Deferred income taxes.......................................            1,463               2,807
Other assets................................................            7,171               8,441
                                                              ---------------     ---------------
     Total assets...........................................  $       661,057     $       642,298
                                                              ===============     ===============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and other short-term
     borrowings.............................................  $         3,914     $         4,578
  Accounts payable..........................................           53,347              45,307
  Employee compensation.....................................           46,301              61,465
  Accrued expenses..........................................           49,935              51,150
                                                              ---------------     ---------------
     Total current liabilities..............................          153,497             162,500
                                                              ---------------     ---------------
Long-term debt -- net of current portion....................           99,148              74,887
Deferred employee compensation and benefits.................           30,117              26,092
                                                              ---------------     ---------------
     Total liabilities......................................          282,762             263,479
                                                              ---------------     ---------------
Stockholders' equity:
  Preferred stock:
     Authorized 2,000,000 shares, par value $.01 Issuable in
       series -- none issued................................               --                  --
  Common stock:
     Authorized 60,000,000 shares, par value $.01, Issued
       39,559,260 shares (1999) and 39,546,860 shares
       (1998)...............................................              395                 395
  Additional paid-in capital................................           39,753              39,474
  Retained earnings.........................................          358,899             359,185
  Treasury stock, at cost, 2,725,137 shares (1999) and
     2,745,137 shares (1998)................................          (16,393)            (16,514)
  Accumulated other comprehensive loss, net.................           (4,359)             (3,721)
                                                              ---------------     ---------------
     Total stockholders' equity.............................          378,295             378,819
                                                              ---------------     ---------------
     Total liabilities and stockholders' equity.............  $       661,057     $       642,298
                                                              ===============     ===============

                See Notes to Consolidated Financial Statements.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                  (UNAUDITED)
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                (000'S OMITTED)
Cash flows from operating activities:
  Net income................................................  $  1,739    $ 12,954
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................     9,883       7,191
     Amortization...........................................     2,890         807
     Provision for deferred employee compensation...........       941         442
     Changes in other assets and liabilities, net of
      non-cash transactions.................................   (29,919)     (3,483)
                                                              --------    --------
       Net cash (used in) provided by operating
        activities..........................................   (14,466)     17,911
                                                              --------    --------
Cash flows from investing activities:
  Acquisitions of businesses, including covenants not to
     compete, net of cash acquired..........................    (2,905)    (14,000)
  Purchase of marketable securities or other investments....        --        (399)
  Proceeds from the sale of marketable securities and other
     investments............................................        --         150
  Purchase of property, plant and equipment.................   (13,207)    (16,315)
                                                              --------    --------
       Net cash used in investing activities................   (16,112)    (30,564)
                                                              --------    --------
Cash flows from financing activities:
  Proceeds from borrowings..................................    46,172      20,000
  Payment of debt...........................................   (21,388)     (3,014)
  Proceeds from stock options exercised.....................        93       1,664
  Purchase of treasury stock................................        --        (436)
  Payment of dividends......................................    (2,025)     (1,642)
                                                              --------    --------
       Net cash provided by financing activities............    22,852      16,572
                                                              --------    --------
       (Decrease) increase in cash and cash equivalents.....  $ (7,726)   $  3,919
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                       BOWNE & CO., INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (IN 000'S, EXCEPT SHARE INFORMATION AND WHERE NOTED)

     NOTE 1. The financial information as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's annual consolidated financial statements. Operating results for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the full year.

     NOTE 2. Inventories of $43,468 at March 31, 1999 include raw materials of $8,181 and work in process of $35,287. At December 31, 1998, inventories of $30,593 included raw materials of $6,977 and work in process of $23,616.

     NOTE 3. The Company had a two-for-one stock split in the form of a 100% stock dividend to shareholders of record at the close of business on August 14, 1998. The shares were distributed on August 26, 1998. In addition, effective in the third quarter 1998, the split-adjusted quarterly dividend rate was raised from $.045 to $.055 per share.

     Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. The following weighted-average shares outstanding reflect the aforementioned stock split:

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------------
                                                 1999          1998
                                              ----------    ----------
Basic shares................................  36,778,161    36,479,638
Diluted shares..............................  37,529,011    37,751,436

     NOTE 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At March 31, 1999, the fair value of marketable securities exceeded cost by $197, which is unchanged from December 31, 1998. The net unrealized gain, after deferred taxes, was $102 at both March 31, 1999 and December 31, 1998, respectively.

     The foreign currency translation adjustment was $4,461 and $3,823 at March 31, 1999 and December 31, 1998, respectively.

     NOTE 5. During the first quarter, the Company acquired KAPA International, a Korean-based company, for approximately $1 million. KAPA will help enhance the Company's global solutions services. In addition, the Company made certain payments for non-compete agreements related to prior acquisitions.

     NOTE 6. At March 31, 1999, the Company had borrowings of $93,000 under its $300,000 unsecured five-year revolving credit agreement, with a blended interest rate of approximately 6%. At December 31, 1998, the Company had borrowings of $68,000 under this agreement.

                       BOWNE & CO., INC. AND SUBSIDIARIES

     NOTE 7.  SEGMENT INFORMATION

     The Company continues to focus on "Empowering Your Information," a term used to define the management, repurposing and distribution of a client's information. The Company manages and repurposes the information for distribution by digital, Internet or paper media. It manages documents on the clients' site or at its own facilities.

     The Company's operations are classified into four reportable business segments: Financial Printing, Outsourcing, Localization and Internet Consulting and Development. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

     Financial Printing -- transactional financial, corporate reporting, mutual fund, commercial and digital printing.

     Outsourcing -- document management solutions primarily for the legal and financial communities.

     Localization -- translation and reengineering of software products.

     Internet Consulting and Development -- integrated solutions primarily for the financial sector.

     Information as to the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before interest, taxes, depreciation and amortization of intangible assets ("EBITDA"). The Company also uses income before interest, taxes, and amortization expenses ("EBITA") as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, other expenses, and other income.

                       BOWNE & CO., INC. AND SUBSIDIARIES

                                                              1ST QUARTER    1ST QUARTER
                                                                 1999           1998
                                                              -----------    -----------
                                                                   (000'S OMITTED)
REVENUES FROM EXTERNAL CUSTOMERS:
Financial Printing..........................................   $166,465       $177,459
Outsourcing.................................................     35,884          5,474
Localization................................................     12,908          9,257
Internet Consulting and Development.........................      3,390          2,095
                                                               --------       --------
                                                               $218,647       $194,285
                                                               ========       ========
EBITDA:
Financial Printing..........................................   $ 21,459       $ 39,775
Outsourcing.................................................      1,492         (2,916)
Localization................................................     (1,763)        (4,855)
Internet Consulting and Development.........................     (2,742)        (1,857)
Other.......................................................        516             96
                                                               --------       --------
                                                               $ 18,962       $ 30,243
                                                               --------       --------
DEPRECIATION EXPENSE:
Financial Printing..........................................   $  7,099       $  6,276
Outsourcing.................................................      1,664            232
Localization................................................        792            580
Internet Consulting and Development.........................        328            103
                                                               --------       --------
                                                               $  9,883       $  7,191
                                                               --------       --------
EBITA:
Financial Printing..........................................   $ 14,360       $ 33,499
Outsourcing.................................................       (172)        (3,148)
Localization................................................     (2,555)        (5,435)
Internet Consulting and Development.........................     (3,070)        (1,960)
Other.......................................................        516             96
                                                               --------       --------
                                                               $  9,079       $ 23,052
Amortization expense........................................     (2,890)          (807)
Interest expense............................................     (1,601)          (253)
                                                               --------       --------
Income before income taxes..................................   $  4,588       $ 21,992
                                                               ========       ========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
              (IN 000'S, EXCEPT SHARE INFORMATION AND WHERE NOTED)

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

     Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company's expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words "believe," "expect," "anticipate," "intend," "aim," "will" and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company.

     -- Loss or retirement of key executives, employees or technical personnel.

     -- The effect of changes within the Company's organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

     -- Natural events and acts of God such as earthquakes, fires or floods.

     -- The Company's ability and the ability of third-parties with whom the Company has relationships to become Year 2000 complaint.

     -- The ability of the Company to integrate the operations of acquisitions into its operations.

     -- General economic or market conditions affecting the demand for transactional financial printing.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position continues to be strong with excellent liquidity. On March 31, 1999, the Company had a working capital ratio of 1.93 to 1 and working capital of $142,306, compared to a ratio of 1.70 to 1 and working capital of $113,564 at December 31, 1998.

CASH FLOWS

     The Company had net cash (used in) provided by operating activities of $(14,466) and $17,911 for the three months ended March 31, 1999 and 1998, respectively. This reflects the effects of reduced net income and increases in certain assets (primarily accounts receivable and inventory), partially offset by depreciation and amortization.

     Net cash used in investing activities was $16,112 and $30,564 for the three months ended March 31, 1999 and 1998, respectively. This was primarily as a result of 1998 acquisitions as well as expenditures related to the expansion of facilities and continued investments in new technologies.

     Net cash provided by financing activities was $22,852 and $16,572 for the three months ended March 31, 1999 and 1998, respectively. This increase was provided by the net proceeds from borrowings.

FOREIGN EXCHANGE

     The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

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

     The Company believes that the conversion to the euro will not have a significant impact on the strategy for the Company's European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets. The estimated costs to convert all affected systems to the euro will not be finalized until the Company has developed a plan; however, it is not likely that the costs of conversion will have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

     The Company has continued its program to minimize the impact of the Year 2000 problem by addressing internal computer systems and other intelligent equipment deployed globally across all of its business units. With the aid of third party service providers, the Company has inventoried all components critical to the continued operation of all of its facilities and support functions.

     The on-going changes, replacement or retirement of non-compliant inventoried items is being monitored and has progressed on schedule in accordance with a structured program designed to achieve full Year 2000 compliance in 1999. As the Company enters the closing stages of its Year 2000 compliance program, it continues to test its mission critical production and operational systems to ensure that they remain compliant.

     Bowne is sensitive to the Year 2000 well-being of its key suppliers. The Company has instituted a program to manage the business risks posed by the potential inability of our key suppliers and service providers to properly respond to their own Year 2000 issues by contacting them to inquire as to their Year 2000 compliance. Although there can be no certainty that any major business partner will function without disruption, the Company has been developing contingency plans for each of these critical business partner risks and will continue to monitor the status of their Year 2000 programs. This business continuity focus has been designed to mitigate serious disruptions to its operations beyond the end of 1999 and operate independent of our external providers' Year 2000 compliance.

     The Company estimate of the total cost related to our Year 2000 program is approximately $6 to $8 million of which $2.4 million has been incurred from inception through March 31, 1999. Of the total estimated costs, approximately $2 million will be capitalized. Spending for the Year 2000 program is being funded through operating cash flows. These costs do not include normal system upgrades and replacements.

RESULTS OF OPERATIONS

     Historically, the Company has primarily provided printing and other related services. Revenues related to the transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings.

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

     Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. "EBITDA" and "EBITA" are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not a replacement measure of operating performance as determined in accordance with generally accepted accounting principles.

     Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in 1998 in the Outsourcing, Localization and Internet business segments. As anticipated, these acquisitions, along with the resources allocated to integrating these services, had an impact on the results of operations during the first quarters of 1999 and 1998. Management plans to continue to invest in the non-printing segments as well as the financial printing segment. Historically, the Company primarily provided financial printing services which have experienced fluctuations related to market trends. Revenues (as a percentage of the total Company's revenues) relating to that segment represent 76% in 1999, compared to 91% in 1998.

     The decline in the first quarter 1999 from the same period in 1998 in EBITDA and EBITA in the Financial Printing segment is primarily due to the decrease in activity for work related to public offerings and mergers and acquisitions. EBITDA income from the Company's Outsourcing segment was achieved in 1999 primarily as a result of the acquisition of Donnelley Enterprise Solutions Incorporated (DESI) in July 1998.

This acquisition not only produced an increase in revenue from 1998, it allowed the Outsourcing segment to better leverage certain selling, general and administrative expenses through its integration with the Company's previous outsourcing business. EBITA loss from the Outsourcing segment also decreased; however, not at the same rate as EBITDA due to the increased depreciation expense on equipment associated with the DESI acquisition.

     The EBITDA loss from the Localization segment was substantially reduced mainly due to staffing reductions and the streamlining of certain processes. The EBITDA loss relating to the Company's Internet Consulting and Development segment continued to increase reflecting the Company's investments in these businesses.

     QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     Net sales increased by $24,362, or approximately 13%, to $218,647. The increase was attributable to acquisitions made in 1998, partially offset by lower levels of demand for transactional financial printing. The gross margin percentage decreased 10 percentage points to 38% resulting in a $9,280 decrease in gross margin. This decrease was primarily attributable to a greater proportion of sales from the lower margin products within the Financial Printing segment and a greater percentage of sales from the lower margin segments.

     Selling and administrative expenses increased by $2,421, or 4%, to $65,079. This increase was due to the administrative costs related to the new businesses, increased staff, and annual salary increases. However, as a percentage of total sales, these expenses were reduced by 2 percentage points to 30%.

     Depreciation and amortization increased $4,775, or 60%, primarily due to new businesses, the expansion of facilities, and the acquisition of equipment.

     Interest expense increased by $1,348 primarily from borrowings under the revolving credit agreement to finance the new acquisitions.

     Other income (expense) increased by $420 due to various non-operating transactions.

     The effective overall tax rate for the quarter increased from 41% to 62%, due to increased non-deductible expenses (primarily amortization of goodwill and other intangibles) as a percentage of pre-tax income. The income tax rate on pre-tax income before amortization expense decreased from 40% to 38% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

     As a result of the foregoing, net income was $1,739 as compared to $12,954 for the same period last year.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's market risk is principally associated with market interest rate fluctuations related to its debt obligations. Any such market risk is not considered significant by the Company.

     To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. The Company continues to address the risks posed by exchange rate fluctuations.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 -- Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BOWNE & CO., INC.


Date:  May 14, 1999                              /s/ ROBERT M. JOHNSON
                                                 -----------------------------------------------------
                                                                   Robert M. Johnson
                                                                (Chairman of the Board
                                                                  (and Director) and
                                                               Chief Executive Officer)
Date:  May 14, 1999                              /s/ DENISE K. FLETCHER
                                                 -----------------------------------------------------
                                                                  Denise K. Fletcher
                                                                (Senior Vice President,
                                                               Chief Financial Officer)

Date:  May 14, 1999                              /s/ C. CODY COLQUITT
                                                 -----------------------------------------------------
                                                                   C. Cody Colquitt
                                                            (Vice President and Controller)
                                                            (Principal Accounting Officer)