Form 10-Q
period 1999-06-30
BOWNE & CO INC
filed 1999-08-13
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

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

(212) 924-5500

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes       [   ]  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 36,902,450 shares of common stock, par value $.01, outstanding as at August 10, 1999.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,
	(Unaudited)

	1999	1998

	(000’s omitted except
	per share amounts)

Net sales	$272,509	$219,328

Expenses:

Cost of sales	156,156	115,293

Selling and administrative	78,591	66,307

Depreciation	10,132	7,438

Amortization	2,950	1,290

Purchased in-process research and development	—	1,200

	247,829	191,528

Operating income	24,680	27,800

Interest expense	(2,222)	(726)

Other income (expense), net	596	(237)

Income before income taxes	23,054	26,837

Income taxes	9,887	11,385

Net income	$13,167	$15,452

Earnings per share:

Basic	$.35	$.42

Diluted	$.35	$.41

Dividends per share	$.055	$.045

	Six Months Ended
	June 30,
	(Unaudited)

	1999	1998

	(000’s omitted except
	per share amounts)

Net sales	$491,156	$413,613

Expenses:

Cost of sales	291,278	216,773

Selling and administrative	143,670	128,965

Depreciation	20,015	14,629

Amortization	5,840	2,097

Purchased in-process research and development	—	1,200

	460,803	363,664

Operating income	30,353	49,949

Interest expense	(3,823)	(980)

Other income (expense), net	1,112	(141)

Income before income taxes	27,642	48,828

Income taxes	12,736	20,423

Net income	$14,906	$28,405

Earnings per share:

Basic	$.40	$.78

Diluted	$.40	$.75

Dividends per share	$.11	$.09

See Notes to Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	(Unaudited)

	1999	1998

	(000’s omitted)

Net income	$13,167	$15,452

Foreign currency translation adjustment	(304)	(350)

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $3,564 and $(54) for 1999 and 1998, respectively	3,758	(161)

Comprehensive income	$16,621	$14,941

	Six Months Ended
	June 30,
	(Unaudited)

	1999	1998

	(000’s omitted)

Net income	$14,906	$28,405

Foreign currency translation adjustment	(942)	(195)

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $3,564 and $(137) for 1999 and 1998, respectively	3,758	(50)

Comprehensive income	$17,722	$28,160

See Notes to Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	1999	December 31,
	(Unaudited)	1998

	(000’s omitted
	except share amounts)
ASSETS

Current assets:

Cash and cash equivalents	$19,647	$23,801

Marketable securities	8,455	391

Trade accounts receivable, less allowance for doubtful accounts of $14,967 (1999) and $12,264 (1998)	249,113	188,470

Inventories	48,113	30,593

Prepaid expenses and other current assets	20,851	32,809

Total current assets	346,179	276,064

Property, plant and equipment, less accumulated depreciation and amortization of $176,397 (1999) and $157,725 (1998)	168,076	166,367

Goodwill and other intangible assets, less accumulated amortization of $20,608 (1999) and $14,725 (1998)	188,352	188,619

Other assets	5,781	11,248

Total assets	$708,388	$642,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$6,946	$4,578

Accounts payable	50,128	45,307

Employee compensation	52,866	61,465

Accrued expenses	49,117	51,150

Total current liabilities	159,057	162,500

Long-term debt — net of current portion	122,040	74,887

Deferred employee compensation and benefits	32,006	26,092

Deferred income taxes	2,060	—

Total liabilities	315,163	263,479

Stockholders’ equity:

Preferred stock:
Authorized 2,000,000 shares, par value $.01,

Issuable in series — none issued	—	—

Common stock:
Authorized 60,000,000 shares, par value $.01,

Issued 39,596,110 shares (1999) and 39,546,860 shares (1998)	396	395

Additional paid-in capital	39,913	39,474

Retained earnings	370,038	359,185

Treasury stock, at cost, 2,695,910 shares (1999) and 2,745,137 shares (1998)	(16,217)	(16,514)

Accumulated other comprehensive loss, net	(905)	(3,721)

Total stockholders’ equity	393,225	378,819

Total liabilities and stockholders’ equity	$708,388	$642,298

See Notes to Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	(Unaudited)

	1999	1998

	(000’s omitted)

Cash flows from operating activities:

Net income	$14,906	$28,405

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	20,015	14,629

Amortization	5,840	2,097

Changes in other assets and liabilities, net of non-cash transactions	(64,443)	(31,058)

Net cash (used in) provided by operating activities	(23,682)	14,073

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(2,905)	(26,233)

Purchase of marketable securities and other investments	—	(2,347)

Proceeds from the sale of marketable securities, fixed assets, and other investments	648	453

Purchase of property, plant and equipment	(22,427)	(20,380)

Net cash used in investing activities	(24,684)	(48,507)

Cash flows from financing activities:

Proceeds from borrowings	73,543	39,327

Payment of debt	(25,668)	(6,871)

Proceeds from stock options exercised	390	2,424

Purchase of treasury stock	—	(560)

Payment of dividends	(4,053)	(3,297)

Net cash provided by financing activities	44,212	31,023

Decrease in cash and cash equivalents	$(4,154)	$(3,411)

See Notes to Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(in 000’s, except share information and where noted)

      Note 1. The financial information as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $48,113 at June 30, 1999 include raw materials of $10,027 and work-in-process of $38,086. At December 31, 1998, inventories of $30,593 included raw materials of $6,977 and work-in-process of $23,616.

      Note 3. The Company had a two-for-one stock split in the form of a 100% stock dividend to shareholders of record at the close of business on August 14, 1998. The shares were distributed on August 26, 1998. In addition, effective in the third quarter 1998, the split-adjusted quarterly dividend rate was raised from $.045 to $.055 per share.

      Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding after giving effect to the stock split, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. The following weighted-average shares outstanding reflect the aforementioned stock split:

	Three Months Ended
	June 30,

	1999	1998

Basic shares	36,834,295	36,578,236

Diluted shares	37,887,790	37,890,044

	Six Months Ended
	June 30,

	1999	1998

Basic shares	36,809,346	36,676,832

Diluted shares	37,718,046	37,964,504

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At June 30, 1999, the fair value of marketable securities exceeded cost by $7,424. Most of this unrealized gain came as a result of the Company’s investment in EDGAR On-Line. At December 31, 1998, this investment was carried at cost and classified in other assets. Upon consummation of its IPO in June, 1999, these assets were reclassified as marketable securities. At December 31, 1998, the fair value of marketable securities exceeded cost by $197. The net unrealized gains, after deferred taxes, were $3,861 and $102 at June 30, 1999 and December 31, 1998, respectively.

      The foreign currency translation adjustment was $4,765 and $3,823 at June 30, 1999 and December 31, 1998, respectively.

      Note 5. During the first quarter of 1999, the Company acquired KAPA International, a Korean-based company, for approximately $1 million. KAPA will help enhance the Company’s global solutions services.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in 000’s, except share information and where noted)

      In addition, the Company recorded approximately $3 million as goodwill in connection with an agreement to acquire the remaining 20% of Quadravision Communications Ltd., a provider of Internet Solutions.

      Note 6. At June 30, 1999, the Company had borrowings of $117,000 under its $300,000 unsecured five year revolving credit agreement, with a blended interest rate of approximately 5.3%. At December 31, 1998, the Company had borrowings of $68,000 under this agreement.

      Note 7. Segment Information

      The Company continues to focus its business on “Empowering Your Information,” a term used to define the managing, repurposing and distribution of a client’s information. The Company manages and repurposes information for distribution by digital, Internet or paper media. It manages documents on the clients’ site or at its own facilities.

      The Company’s operations are classified into four reportable business segments: Financial Printing, Outsourcing, Localization and Internet Consulting and Development. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Printing —	transactional financial, corporate reporting, mutual fund, commercial and digital printing.

      Outsourcing — document management solutions primarily for the legal and financial communities.

      Localization — translation and reengineering of software products.

      Internet Consulting and Development — integrated personalization solutions primarily for the financial sector.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before interest, taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses income before interest, taxes, and amortization expenses (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, other expenses, and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in 000’s, except share information and where noted)

	Six Months Ended June 30,

	1999	1998

	(000’s omitted)

Revenues from External Customers:

Financial Printing	$382,917	$374,856

Outsourcing	74,851	12,505

Localization	26,790	20,936

Internet Consulting and Development	6,598	5,316

	$491,156	$413,613

EBITDA:

Financial Printing	$63,961	$86,684

Outsourcing	3,489	(4,576)

Localization	(3,691)	(8,865)

Internet Consulting and Development	(7,551)	(5,368)

Other	1,112	(1,341)

	$57,320	$66,534

Depreciation Expense:

Financial Printing	$14,513	$12,579

Outsourcing	3,279	484

Localization	1,539	1,217

Internet Consulting and Development	684	349

	$20,015	$14,629

EBITA:

Financial Printing	$49,448	$74,105

Outsourcing	210	(5,060)

Localization	(5,230)	(10,082)

Internet Consulting and Development	(8,235)	(5,717)

Other	1,112	(1,341)

	$37,305	$51,905

Amortization expense	(5,840)	(2,097)

Interest expense	(3,823)	(980)

Income before income taxes	$27,642	$48,828

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in 000’s, except share information and where noted)

	Three Months Ended June 30,

	1999	1998

	(000’s omitted)

Revenues from External Customers:

Financial Printing	$216,452	$197,397

Outsourcing	38,967	7,031

Localization	13,882	11,679

Internet Consulting and Development	3,208	3,221

	$272,509	$219,328

EBITDA:

Financial Printing	$42,502	$46,909

Outsourcing	1,997	(1,660)

Localization	(1,928)	(4,010)

Internet Consulting and Development	(4,809)	(3,511)

Other	596	(1,437)

	$38,358	$36,291

Depreciation Expense:

Financial Printing	$7,414	$6,303

Outsourcing	1,615	252

Localization	747	637

Internet Consulting and Development	356	246

	$10,132	$7,438

EBITA:

Financial Printing	$35,088	$40,606

Outsourcing	382	(1,912)

Localization	(2,675)	(4,647)

Internet Consulting and Development	(5,165)	(3,757)

Other	596	(1,437)

	$28,226	$28,853

Amortization expense	(2,950)	(1,290)

Interest expense	(2,222)	(726)

Income before income taxes	$23,054	$26,837

BOWNE & CO., INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS
(in 000’s, except share information and where noted)

Cautionary Statement Concerning Forward-Looking Statements

      The Company desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). The 1995 Act provides a “safe harbor” for forward-looking statements to encourage companies to provide information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected.

      Set forth below is a summary of factors the Company believes important to its business and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company.

—	Loss or retirement of key executives, employees or technical personnel.

—	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

—	Natural events and acts of God such as earthquakes, fires or floods.

—	The Company’s ability and the ability of third parties with whom the Company has relationships to become Year 2000 compliant.

—	The ability of the Company to integrate the operations of acquisitions into its operations.

—	General economic or market conditions affecting the demand for transactional financial printing or other solution offerings.

Liquidity and Capital Resources

      The Company’s financial position and liquidity continues to be strong. On June 30, 1999, the Company had a working capital ratio of 2.18 to 1 and working capital of $187,122, compared to a ratio of 1.70 to 1 and working capital of $113,564 at December 31, 1998.

Cash Flows

      The Company had net cash (used in) provided by operating activities of $(23,682) and $14,073 for the six months ended June 30, 1999 and 1998, respectively. This difference reflects reduced net income and increases in certain assets (primarily accounts receivable and inventory), partially offset by non-cash changes for depreciation and amortization.

      Net cash used in investing activities was $24,684 and $48,507 for the six months ended June 30, 1999 and 1998, respectively. This difference was primarily the result of 1998 acquisitions as well as expenditures related to the expansion of facilities and continued investments in technology.

      Net cash provided by financing activities was $44,212 and $31,023 for the six months ended June 30, 1999 and 1998, respectively. This increase was provided by the net proceeds from borrowings.

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

Prospective Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value.

      In June, 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective date of SFAS No. 133,” which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Impact of the Euro Conversion

      On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

      The Company has initiated an internal analysis regarding the business and systems issues related to the euro conversion and is in the process of developing a plan to ensure that all necessary modifications are made on a timely basis. As the first step to accommodate the introduction of the euro, the Company’s operations in markets that are adopting the euro expect to be able to accept payments and pay suppliers in euros and have the ability to indicate the euro equivalent of pricing on invoices. During the transition period, the Company will be monitoring customer and competitor reaction to the euro and will update the plan as needed.

      The Company believes that the conversion to the euro will not have a significant impact on the strategy for the Company’s European operations. The euro is not expected to have a significant competitive impact, including the resulting need to synchronize prices between markets. The estimated costs to convert all affected systems to the euro will not be finalized until the Company has finalized its plan. It is not likely that the costs of conversion will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

Year 2000 Readiness Disclosure

      Computer systems which have defined the applicable year with two digits rather than four may produce erroneous results or fail to operate when handling dates near the end of 1999 and into 2000. This Year 2000 problem may arise within the Company’s administrative, production, communications and distribution operations.

      The Company initiated a project in 1997 to evaluate the potential impact of the Year 2000 computer problems on its business. The project included an analysis of all of the Company’s computer systems and suppliers and the development of a plan to make any changes required to essential systems and deploy any necessary software by 1999.

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

      The Company is sensitive to the Year 2000 well-being of its key suppliers. The Company has instituted a program to manage the business risks posed by the potential inability of our key suppliers and service providers to properly respond to their own Year 2000 issues by contacting them to inquire as to their Year 2000 compliance. Although there can be no certainty that any major business partner will function without disruption, the Company has been developing contingency plans for each of these critical business partner risks and will continue to monitor the status of their Year 2000 programs. This business continuity focus has been designed to mitigate serious disruptions to its operations beyond the end of 1999 and operate independent of our external providers’ Year 2000 compliance.

      The Company’s estimate of the total cost related to our Year 2000 program is approximately $8 million, of which $4.5 million has been incurred from inception through June 30, 1999. Of the total estimated costs, approximately $3.2 million will be capitalized. Spending for the Year 2000 program is being funded through operating cash flows. These costs do not include normal system upgrades and replacements.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to the transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings.

      The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information to any audience, through any medium, in any language, anywhere in the world. The Company’s goal is to become the empowerer of its clients’ information to global companies. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services outside the United States, these operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company grows in the newer information solution offerings and as it positions itself to take advantage of the impact of the European Monetary Union in the financial services industry.

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. “EBITDA” and “EBITA” are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not a replacement measure of operating performance as determined in accordance with generally accepted accounting principles.

      Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in 1998 in the Outsourcing, Localization and Internet Consulting and Development business segments. As anticipated, these acquisitions, along with the resources allocated to integrate these services, had an impact on the results of operations during both the first six months of 1999 and 1998. Management plans to continue to invest in all business segments. Historically, the Company primarily provided financial printing services which have experienced fluctuations related to market trends. Revenues (as a percentage of the total Company’s revenues) relating to that segment represent 78% in 1999, compared to 91% in 1998.

      The decline in the first six months of 1999 from the same period in 1998 in EBITDA and EBITA in the Financial Printing segment is primarily due to the decrease in completed public offerings during the first quarter and an increase in selling and administrative expenses. Positive EBITDA from the Company’s Outsourcing segment was achieved in 1999 primarily as the result of the acquisition of Donnelley Enterprise Solutions Incorporated (DESI) in July 1998. This acquisition not only produced an increase in revenue from 1998, but also allowed the Outsourcing segment to better leverage certain selling and administrative expenses through its integration with the Company’s previous outsourcing business. Outsourcing achieved a small profit on an EBITA basis; however, the improvement was less than the EBITDA improvement due to the increased depreciation expense on equipment associated with clients being supported as a result of the DESI acquisition.

      The EBITDA loss from the Localization segment was substantially reduced mainly due to staffing reductions and the streamlining of certain processes. The EBITDA loss relating to the Company’s Internet Consulting and Development segment continued to increase, reflecting the Company’s investments in these businesses and certain integration costs.

  Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

      Net sales increased by $53,181, or approximately 24%, to $272,509. The increase was primarily attributable to acquisitions made in 1998 and growth in financial printing. There was a $12,318 increase in gross margin, but the gross margin percentage decreased four percentage points to 43%. This decrease was primarily attributable to a greater percentage of sales from the lower margin segments and a greater proportion of sales from the lower margin products within the Financial Printing segment.

      Selling and administrative expenses increased by $12,284, or 19%, to $78,591. This increase was due to the administrative costs related to the new businesses, increased staff, and annual salary increases. However, as a percentage of total sales, these expenses were reduced by one percentage point to 29%.

      Depreciation and amortization increased $4,354, or 50%, primarily due to new businesses, the expansion of facilities, and the acquisition of equipment.

      Interest expense increased $1,496 primarily from borrowings under the revolving credit agreement to finance the new acquisitions.

      Other income (expense) increased by $833 due to various non-operating transactions.

      The effective overall tax rate for the quarter remained constant. The income tax rate on pre-tax income before amortization expense and purchased in-process research and development decreased from 39% to 38% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

      As a result of the foregoing, net income was $13,167 as compared to $15,452 for the same period last year.

  Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

      Net sales increased by $77,543, or approximately 19%, to $491,156. The increase was primarily attributable to acquisitions made in 1998. There was a $3,038 increase in gross margin, but the gross margin percentage decreased seven percentage points to 41%. This decrease was primarily attributable to a greater percentage of sales from the lower margin segments and a greater proportion of sales from the lower margin products within the Financial Printing segment.

      Selling and administrative expenses increased by $14,705, or 11%, to $143,670. This increase was due to the administrative costs related to the new businesses, increased staff, and annual salary increases. However, as a percentage of total sales, these expenses were reduced by two percentage points to 29%.

      Depreciation and amortization increased $9,129, or 55%, primarily due to new businesses, the expansion of facilities, and the acquisition of equipment.

      Interest expense increased by $2,843 primarily from borrowings under the revolving credit agreement to finance the new acquisitions.

      Other income (expense) increased by $1,253 due to various non-operating transactions.

      The effective overall tax rate for the first six months increased from 42% to 46%, due to increased non-deductible expenses (primarily amortization of goodwill and other intangibles) as a percentage of pre-tax income. The income tax rate on pre-tax income before amortization expense and purchased in-process research and development decreased from 39% to 38% due to the change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

      As a result of the foregoing, net income was $14,906 as compared to $28,405 for the same period last year.

Quantitative and Qualitative Disclosure about Market Risk

      The Company’s market risk is principally associated with market interest rate fluctuations related to its debt obligations. Any such market risk is not considered significant by the Company.

      To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. The Company continues to address the risks posed by exchange rate fluctuations.

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

(b)	The Company did not file any reports on Form 8-K for the six months ended June 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director)
and Chief Executive Officer)

Date: August 13, 1999

/s/ DENISE K. FLETCHER

Denise K. Fletcher
(Senior Vice President, Chief Financial Officer)

Date: August 13, 1999

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Vice President and Controller)
(Principal Accounting Officer)

Date: August 13, 1999