Form 10-Q
period 1999-09-30
BOWNE & CO INC
filed 1999-11-12
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-5842

BOWNE & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2618477 (IRS Employer Identification Number)

345 Hudson Street New York, New York (Address of principal executive offices)	10014 (Zip Code)

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

[X]  Yes       [ ]  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 36,910,900 shares of common stock, par value $.01, outstanding as at November 9, 1999.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,

	1999	1998

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$240,350	$225,420

Expenses:

Cost of sales	143,791	130,488

Selling and administrative	69,757	66,161

Depreciation	10,294	9,712

Amortization	2,690	2,636

Purchased in-process research and development	—	6,000

	226,532	214,997

Operating income	13,818	10,423

Interest expense	(1,750)	(2,960)

Other (expense) income, net	(432)	1,255

Income before income taxes	11,636	8,718

Income taxes	5,992	7,266

Net income	$5,644	$1,452

Earnings per share:

Basic	$.15	$.04

Diluted	$.15	$.04

Dividends per share	$.055	$.055

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$731,506	$639,033

Expenses:

Cost of sales	435,069	347,261

Selling and administrative	213,427	195,126

Depreciation	30,309	24,341

Amortization	8,530	4,733

Purchased in-process research and development	—	7,200

	687,335	578,661

Operating income	44,171	60,372

Interest expense	(5,573)	(3,940)

Other income, net	680	1,114

Income before income taxes	39,278	57,546

Income taxes	18,728	27,689

Net income	$20,550	$29,857

Earnings per share:

Basic	$.56	$.82

Diluted	$.55	$.79

Dividends per share	$.165	$.145

      See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,

	1999	1998

	(Unaudited)
	(000’s omitted)

Net income	$5,644	$1,452

Foreign currency translation adjustment	1,239	(1,952)

Net unrealized losses arising from marketable securities during the period, after crediting taxes of $(276) and $(320) for 1999 and 1998, respectively	(299)	(347)

Comprehensive income	$6,584	$(847)

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)
	(000’s omitted)

Net income	$20,550	$29,857

Foreign currency translation adjustment	297	(2,147)

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $3,288 and $(182) for 1999 and 1998, respectively	3,459	(398)

Comprehensive income	$24,306	$27,312

      See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	1999	1998

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$20,151	$23,801

Marketable securities	7,988	391

Trade accounts receivable, less allowance for doubtful accounts of $14,380 (1999) and $12,264 (1998)	240,499	188,470

Inventories	48,899	30,593

Prepaid expenses and other current assets	28,042	32,809

Total current assets	345,579	276,064

Property, plant and equipment, less accumulated depreciation and amortization of $185,535 (1999) and $157,725 (1998)	169,161	166,367

Goodwill and other intangible assets, less accumulated amortization of $23,506 (1999) and $14,725 (1998)	185,266	188,619

Other assets	10,148	11,248

Total assets	$710,154	$642,298

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$5,832	$4,578

Accounts payable	47,097	45,307

Employee compensation	63,744	61,465

Accrued expenses	48,647	51,150

Total current liabilities	165,320	162,500

Long-term debt — net of current portion	114,110	74,887

Deferred employee compensation and benefits	32,813	26,092

Total liabilities	312,243	263,479

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued 39,606,810 shares (1999) and 39,546,860 shares (1998)	396	395

Additional paid-in capital	40,045	39,474

Retained earnings	373,652	359,185

Treasury stock, at cost, 2,695,910 shares (1999) and 2,745,137 shares (1998)	(16,217)	(16,514)

Accumulated other comprehensive income (loss), net	35	(3,721)

Total stockholders’ equity	397,911	378,819

Total liabilities and stockholders’ equity	$710,154	$642,298

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	1999	1998

	(Unaudited)

	(000’s omitted)

Cash flows from operating activities:

Net income	$20,550	$29,857

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	30,309	24,341

Amortization	8,530	4,733

Changes in other assets and liabilities, net of non-cash transactions	(58,939)	(29,641)

Net cash provided by operating activities	450	29,290

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(6,092)	(126,267)

Purchase of marketable securities and other investments	(1,000)	(2,904)

Proceeds from the sale of marketable securities, fixed assets, and other investments	683	1,684

Purchase of property, plant and equipment	(35,095)	(32,158)

Net cash used in investing activities	(41,504)	(159,645)

Cash flows from financing activities:

Proceeds from borrowings	102,695	161,651

Payment of debt	(59,692)	(36,075)

Proceeds from stock options exercised	484	2,491

Purchase of treasury stock	—	(678)

Payment of dividends	(6,083)	(5,325)

Net cash provided by financing activities	37,404	122,064

Decrease in cash and cash equivalents	$(3,650)	$(8,291)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $48,899 at September 30, 1999 include raw materials of $13,368 and work-in-process of $35,531. At December 31, 1998, inventories of $30,593 included raw materials of $6,977 and work-in-process of $23,616.

      Note 3. The Company had a two-for-one stock split in the form of a 100% stock dividend to shareholders of record at the close of business on August 14, 1998. The shares were distributed on August 26, 1998. In addition, effective in the third quarter 1998, the split-adjusted quarterly dividend rate was raised from $.045 to $.055 per share.

      Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding after giving effect to the 1998 stock split, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. The following weighted-average shares outstanding reflect the aforementioned stock split:

	Three Months Ended
	September 30,

	1999	1998

Basic shares	36,862,783	36,726,844

Diluted shares	37,630,111	37,794,791

	Nine Months Ended
	September 30,

	1999	1998

Basic shares	36,827,158	36,630,584

Diluted shares	37,679,606	37,790,247

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 1999, the fair value of marketable securities exceeded cost by $6,850. Most of this unrealized gain came as a result of the Company’s investment in EDGAR On-Line. At December 31, 1998, this investment was carried at cost and classified in other assets. Upon consummation of EDGAR On-Line’s IPO in June, 1999, these assets were reclassified as marketable securities. At December 31, 1998, the fair value of marketable securities exceeded cost by $197. The net unrealized gains, after deferred taxes, were $3,562 and $102 at September 30, 1999 and December 31, 1998, respectively.

      The foreign currency translation adjustment was $3,526 and $3,823 at September 30, 1999 and December 31, 1998, respectively.

      Note 5. During the first quarter of 1999, the Company acquired KAPA International, a Korean-based company, for approximately $1 million, to enhance the Company’s global solutions services.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)
(000’s omitted, except share information and where noted)

      In addition, the Company recorded approximately $3 million as goodwill in connection with the purchase of the remaining 20% of Quadravision Communications Ltd., a provider of Internet Consulting and Development solutions.

      Note 6. At September 30, 1999, the Company had borrowings of $110 million under its $300 million unsecured five year revolving credit agreement, with a blended interest rate of approximately 5.7%. At December 31, 1998, the Company had borrowings of $68 million under this agreement.

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

	Nine Months Ended
	September 30,

	1999	1998

	(000’s omitted)

Revenues from External Customers:

Financial Printing	$564,095	$548,094

Outsourcing	115,514	44,770

Localization	42,952	36,600

Internet Consulting and Development	8,945	9,569

	$731,506	$639,033

EBITDA:

Financial Printing	$92,467	$119,654

Outsourcing	5,858	(4,506)

Localization	(4,182)	(10,421)

Internet Consulting and Development	(11,133)	(8,081)

Other	680	(6,086)

	$83,690	$90,560

Depreciation Expense:

Financial Printing	$22,016	$19,949

Outsourcing	4,861	1,936

Localization	2,369	1,895

Internet Consulting and Development	1,063	561

	$30,309	$24,341

EBITA:

Financial Printing	$70,451	$99,705

Outsourcing	997	(6,442)

Localization	(6,551)	(12,316)

Internet Consulting and Development	(12,196)	(8,642)

Other	680	(6,086)

	$53,381	$66,219

Amortization expense	(8,530)	(4,733)

Interest expense	(5,573)	(3,940)

Income before income taxes	$39,278	$57,546

	Three Months Ended
	September 30,

	1999	1998

	(000’s omitted)

Revenues from External Customers:

Financial Printing	$181,178	$173,239

Outsourcing	40,663	32,264

Localization	16,162	15,664

Internet Consulting and Development	2,347	4,253

	$240,350	$225,420

EBITDA:

Financial Printing	$28,506	$32,970

Outsourcing	2,369	70

Localization	(491)	(1,556)

Internet Consulting and Development	(3,582)	(2,712)

Other	(432)	(4,746)

	$26,370	$24,026

Depreciation Expense:

Financial Printing	$7,503	$7,371

Outsourcing	1,582	1,452

Localization	830	677

Internet Consulting and Development	379	212

	$10,294	$9,712

EBITA:

Financial Printing	$21,003	$25,599

Outsourcing	787	(1,382)

Localization	(1,321)	(2,233)

Internet Consulting and Development	(3,961)	(2,924)

Other	(432)	(4,746)

	$16,076	$14,314

Amortization expense	(2,690)	(2,636)

Interest expense	(1,750)	(2,960)

Income before income taxes	$11,636	$8,718

BOWNE & CO., INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(000’s omitted, except share information and where noted)

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continues to be strong. On September 30, 1999, the Company had a working capital ratio of 2.09 to 1 and working capital of $180,259, compared to a ratio of 1.70 to 1 and working capital of $113,564 at December 31, 1998.

Cash Flows

      The Company had net cash provided by operating activities of $450 and $29,290 for the nine months ended September 30, 1999 and 1998, respectively. This difference reflects reduced net income and larger increases in certain working capital (primarily accounts receivable and inventory), partially offset by larger non-cash charges for depreciation and amortization.

      Net cash used in investing activities was $41,504 and $159,645 for the nine months ended September 30, 1999 and 1998, respectively. The decrease was primarily the result of 1998 acquisitions, mainly the purchase of Donnelley Enterprise Solutions Incorporated (DESI) in July 1998.

      Net cash provided by financing activities was $37,404 and $122,064 for the nine months ended September 30, 1999 and 1998, respectively. This decrease was primarily a result of the lower net borrowings in the current year.

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

Prospective Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value.

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

      The Company believes that the conversion to the euro will not have a significant impact on the strategy for the Company’s European operations. The euro is not expected to have a significant competitive impact. The estimated costs to convert all affected systems to the euro will not be finalized until the Company has finalized its plan. It is not likely that the costs of conversion will have a material adverse effect on the Company’s results of operations, financial position or cash flow.

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

      The Company’s estimate of the total cost related to our Year 2000 program is approximately $8.4 million, of which $6.6 million has been incurred from inception through September 30, 1999. Of the total estimated costs, approximately $2.4 million will be capitalized. Spending for the Year 2000 program is being funded through operating cash flows and borrowings. These costs do not include normal system upgrades and replacements.

Results of Operations

      Historically, the Company primarily provided financial printing and other related services. Revenues related to the transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings.

      The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information anywhere in the world. The Company’s goal is to become the empowerer of its clients’ information to global companies. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is growing and integrating these services outside the United States, these operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company grows its information solution offerings and positions itself to take advantage of the impact of the European Monetary Union in the financial services industry.

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

      Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in 1998 in the Outsourcing, Localization and Internet Consulting and Development business segments. As anticipated, these acquisitions, along with the resources allocated to integrate these services, had an impact on the results of operations during both the first nine months of 1999 and 1998. Management plans to continue to invest in all business segments. Historically, the Company primarily provided financial printing services which have experienced fluctuations related to market trends.

Revenues (as a percentage of the total Company’s revenues) relating to that segment represent 77% in 1999, compared to 86% in 1998.

      The decline in the first nine months of 1999 from the same period in 1998 in EBITDA and EBITA in the Financial Printing segment is primarily due to increased sales of the lower margin classes of service within this segment and an increase in selling and administrative expenses, partially offset by reduced purchased in-process research and development costs.

      Positive EBITDA from the Company’s Outsourcing segment was achieved in 1999 primarily as the result of the acquisition of DESI in July 1998. This acquisition not only produced an increase in revenue from 1998, but also allowed the Outsourcing segment to better leverage certain selling and administrative expenses through its integration with the Company’s previous outsourcing business. Outsourcing achieved a profit on an EBITA basis; however, the improvement was less than the EBITDA improvement due to the increased depreciation expense on equipment associated with clients being supported as a result of the DESI acquisition.

      The EBITDA loss from the Localization segment was substantially reduced mainly due to staffing reductions and the streamlining of certain processes. The EBITDA loss relating to the Company’s Internet Consulting and Development segment continued to increase, as a result of reduced revenues and certain integration costs.

  Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

      Net sales increased $14,930, or approximately 7%, to $240,350. The increase was attributable to growth in outsourcing and financial printing. There was a $1,627 increase in gross margin, but the gross margin percentage decreased two percentage points to 40%. This decrease was primarily attributable to a greater percentage of sales from the lower margin segments and a greater proportion of sales from the lower margin products within the Financial Printing segment.

      Selling and administrative expenses increased by $3,596, or 5%, to $69,757. This increase was due to the selling costs related to the increase in sales and the administrative costs related to increased staff (primarily in the Financial Printing segment). As a percentage of sales, these expenses remained constant at 29%.

      Depreciation and amortization increased $636, or 5%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems.

      There was no purchased in-process research and development costs during this quarter, which results in a decrease of $6,000 from 1998.

      Interest expense decreased $1,210 primarily as a result of lower average borrowings under the revolving credit agreement in the current year’s quarter.

      Other expense increased by $1,687 primarily due to various non-operating transactions, higher losses on foreign currency than were realized in the prior year, and decreased interest income.

      The effective overall tax rate for the quarter decreased from 83% to 51% because of last year’s purchased in-process research and development, which was not deductible for tax purposes. The income tax rate on pre-tax income before amortization expense and purchased in-process research and development remained 42% each quarter.

      As a result of the foregoing, net income was $5,644 as compared to $1,452 for the same period last year.

  Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

      Net sales increased $92,473, or approximately 14%, to $731,506. The increase was primarily attributable to acquisitions made in 1998. There was a $4,665 increase in gross margin, but the gross margin percentage decreased five percentage points to 41%. This decrease was primarily attributable to a greater percentage of sales from the lower margin segments and a greater proportion of sales from the lower margin products within the Financial Printing segment.

      Selling and administrative expenses increased by $18,301, or 9%, to $213,427. This increase was due to the administrative costs related to the new businesses and larger staffs and higher selling costs resulting from the increase in sales. As a percentage of total sales, these expenses were 31% in 1998 and 29% in 1999.

      Depreciation and amortization increased $9,765, or 34%, primarily due to new businesses, the expansion of facilities, and the acquisition of equipment, including computer systems.

      There was no purchased in-process research and development costs during 1999, which results in a decrease of $7,200 from 1998.

      Interest expense increased by $1,633 primarily from borrowings under the revolving credit agreement to finance the acquisitions that occurred during 1998.

      Other income decreased by $434 due primarily to decreased interest income.

      The effective overall tax rate for the first nine months remained constant at 48%. The income tax rate on pre-tax income before amortization expense and purchased in-process research and development decreased from 40% to 39%.

      As a result of the foregoing, net income was $20,550 as compared to $29,857 for the same period last year.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

      (b)  The Company did not file any reports on Form 8-K for the quarter ended September 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director)
and Chief Executive Officer)

Date: November 12, 1999

/s/ DENISE K. FLETCHER

Denise K. Fletcher
(Senior Vice President, Chief Financial Officer)

Date: November 12, 1999

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Vice President and Controller)
(Principal Accounting Officer)

Date: November 12, 1999