Form 10-K405
period 1999-12-31
BOWNE & CO INC
filed 2000-03-24
CIK 13610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999, or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                   to

Commission File No. 1-5842

Bowne & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Hudson Street New York, New York (Address of principal executive offices)	10014 (Zip code)

(212) 924-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 20, 2000, was $490,733,231. For purposes of the foregoing calculation, the Registrant’s Employees’ Stock Purchase Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.

      The number of shares outstanding of each of the Registrant’s classes of common stock was 36,084,679 shares of Common Stock outstanding as at March 20, 2000.

Documents Incorporated by Reference

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated March 31, 2000.	Part III, Items 11-12 Part IV, Item 14

PART I

Item 1.  Business

      The Registrant was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. (The Registrant and its subsidiaries are hereinafter collectively referred to as the “Company,” unless otherwise noted.)

      During the past few years the Company has been re-focused on “Empowering Your Information,” a term used to define the managing, repurposing and distribution of a client’s information to any audience, through any medium, in any language, anywhere in the world. The Company offers its customers an integrated way to design and manage their information flows to take advantage of the latest technologies for creating, storing, moving, presenting, and utilizing information in any combination of paper and electronic forms. It manages documents on our clients’ site or at its own facilities. It provides business services and solutions for transactional financial, corporate reporting and mutual fund printing, as well as providing digital database management and printing, integrated Internet applications, globalization, translation and document management outsourcing, among others. Prior to this, the Company’s focus was principally on financial printing and certain types of commercial printing. Management believes this transition will allow the Company to leverage the document management and information management technologies it has traditionally employed into a variety of new business solutions for its customers worldwide. Management believes that the expanded business solutions complement the Company’s core business, as well as one another.

      Consistent with its new focus, the Company currently operates the following business lines:

Financial Printing — Consisting of transactional financial, corporate reporting, mutual fund, commercial and digital printing.

Outsourcing — Consisting of document management solutions primarily for the legal and financial communities.

Globalization (previously designated as localization) — Consisting of translation, localization and content reengineering of software and technology products.

Internet Consulting and Development — Consisting of integrated Internet applications primarily for the financial services sector.

      Segment revenues, operating results and identifiable assets attributable to the Company’s operations for the calendar years 1999, 1998 and 1997, are shown in Note 15 of the Notes to Consolidated Financial Statements.

Financial Printing

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

      The Company receives its clients’ information in a myriad of formats and repurposes it for distribution typically in print or digitally via EDGAR or Internet formats. One of the Company’s newer printing solution offerings, digital printing, digital database management, assists customers by providing their individual clients with high-speed, customized periodic statements or other on-demand printing. Such customers include mutual funds, stock brokers, investment banks, retail banks and other financial institutions that manage multi-option client portfolios, healthcare providers, insurance companies and others that manage 401(k) and other retirement plans, and employers which offer multiple benefit options to their employees.

      The Company provides some commercial printing which consists of annual reports, sales and marketing literature and aids, point of purchase materials, market letters, newsletters and other custom-printed matter prepared for commercial customers.

      The Company also provides language translation of written documents, including highly confidential legal and financial documents.

Outsourcing

      By combining a 1998 acquisition, Donnelly Enterprise Solutions Incorporated (DESI), in the outsourcing field with its own unit serving that market, the Company offers outsourcing of document management to the financial services and legal communities. Outsourcing includes the on-site management of document-building and reproduction operations at the facilities of customers, off-site backup of those same services, specialized applications of graphics and presentation technologies, desktop publishing, systems management, and digital file and case management systems.

Globalization

      The Company’s globalization services, which the Company began offering in 1996, principally focus on the worldwide software industry by localizing and re-engineering software for use in countries other than the country of original development. During the first quarter of 2000, the Company has hired an advisor to explore opportunities to unlock the value of this business.

Internet Consulting and Development

      In 1997, the Company began an Internet consulting business. This business manages the customer’s Internet lifecycle that includes: consulting, creation and design, development, maintenance and useability, technology, and other services. The business is focused on the financial services and dot.com business to business markets.

      For each of the last three fiscal years, the Company’s financial printing business segment has accounted for the largest share of consolidated total net sales, as shown below:

	Year Ended December 31,

Type of Service	1999	1998	1997

Transactional financial printing	42%	42%	52%

Corporate reporting printing	12	14	18

Mutual fund printing	12	12	12

Commercial printing	6	10	9

Digital printing and other	5	4	1

Financial Printing	77	82	92

Outsourcing	16	10	2

Globalization	6	6	6

Internet consulting and development	1	2	0

	100%	100%	100%

      The Company has facilities to serve customers throughout the United States, Canada, Europe, Latin America and Asia.

      Although substantial investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all the Company’s activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

      The Company maintains conference rooms and telecommunications capabilities at many of its financial printing offices for use by customers while jobs are in progress. On-site conveniences are also provided to customers which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company maintains facilities and stations staff at the customers’ own premises as well as outsourcing centers. The Company’s globalization activities are conducted in a number of countries around the world. The Company’s Internet consulting activities are conducted in six locations. In addition, the Company uses an extensive electronic communications network which facilitates data handling and makes collaboration practicable among customers at different sites.

Competition

      The Company believes that no other company offers the same array of information empowerment solutions for their clients. However, competition of the various individual services described above is intense, not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services and quality of the product and supporting services are factors in this competition. The Company’s customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies.

      In transactional financial, corporate reporting and mutual fund printing, the Company competes directly with a number of other financial printers having the same degree of specialization. Some of those financial printers operate at multiple locations, and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available to determine its exact share of the total financial printing market, the Company believes it is the largest in terms of sales volume in this field. In addition to its customer base, the Company has experienced competition for sales, customer service, and production personnel in financial printing.

      In commercial printing, the Company competes with general commercial printers, which are far more numerous than those in the financial printing market. The digital printing unit faces diverse competition from a variety of industries including other financial printers, transfer agents, banks and other Internet consultants.

      The field of document management outsourcing also has a great deal of competition, with some participants having been established in this field much longer than the Company. Furthermore, the costs of entry into this market are much lower than those associated with the Company’s other business activities.

      Finally, with respect to its globalization and Internet service offerings, the Company has a large number of competitors. Some of them have offered their services to the same potential customers for a longer time, but none of them is believed to have acquired a dominant market position. Considerable consolidation is going on presently in these business areas, and some of the organizations making acquisitions in these fields have resources comparable to or greater than those of the Company.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

      The Company’s transactional financial printing service is affected by conditions in the world’s capital markets. Sales and net income in that area depend upon the volume of public financings, particularly equity offerings which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. The corporate reporting revenue is seasonal as the greatest number of proxy statements and regulatory reports are required to be printed during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads.

      While the previously discussed services of the financial printing segment are seasonal or cyclical, the Company’s other business segments are less cyclical or seasonal. Furthermore, mutual fund printing, commercial printing and digital printing are not considered to be cyclical or seasonal.

Research and Development

      The Company maintains a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunication systems and Internet-related technologies as they relate to the Company’s business and to develop and install enhancements to the Company’s proprietary systems. Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing documents. In order to serve the customers of its localization and Internet services, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

Patents and Other Rights

      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunications system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company has many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name “Bowne.” The Company owns the service marks “Empowering Information” and “Empowering Your Information” and trademarks such as BowneLink and FundSmith.

Sales and Marketing

      The Company employs approximately 330 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations. They also provide advice and assistance to customers. The Company regularly advertises in financial newspapers and trade publications and conducts sales promotion by mail and by presentations at seminars and trade shows.

Customers and Backlog of Orders

      The Company has no significant long-term contracts with its customers. During the fiscal year ended December 31, 1999, no customer accounted for 10% or more of the Company’s sales. However, one customer, Microsoft, is significant to the Globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused.

Employees

      At December 31, 1999, the Company had approximately 7,700 employees. Relations with the Company’s employees are considered to be good. A very small portion of the Company’s employees are members of various unions. The Company provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

Suppliers

      The Company purchases various materials and services from a number of suppliers, of which the most important items are paper, computer hardware, copiers, software and peripherals, communication equipment and services, and electrical energy. The Company purchases paper from paper mills and from paper merchants. The Company has experienced no difficulty to date in obtaining an adequate supply of these materials and services. Alternate sources of supply are presently available. However, a severe paper or energy shortage could have an adverse effect upon many of the Company’s operations.

Foreign Sales

      The Company conducts foreign operations in Canada, Europe, Latin America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Sales derived from foreign countries other than Canada were approximately 13% of the Company’s total sales in 1999, 11% in 1998 and 13% in 1997. During 1999, 1998 and 1997 sales derived from foreign countries other than Canada totaled $131, $96 and $92 million, respectively. Canadian sales were approximately 7% of the Company’s total sales in 1999, 8% in 1998, and 11% in 1997. During 1999, 1998, and 1997 sales derived from Canada totaled $70, $70, and $77 million, respectively. The financial printing segment had $87, $52 and $59 million in these years, respectively. The globalization segment had sales of $44 million each in 1999 and 1998, and $33 million in 1997.

Item 2.  Properties

      Information regarding the material facilities of the Company, as of December 31, 1999, four of which were leased and ten of which were owned in fee, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street	2006	Customer service center, general office	222,000
New York, NY		space and computer center.

99 Caven Point	2003	Warehouse and fulfillment	158,000
Jersey City, NJ		center.

800 Central Blvd.	2009	Printing plant and	130,000
Carlstadt, NJ		general office space.

60 Gervais Drive	2003	Typesetting, printing plant and	71,000
Don Mills (Toronto),		general office space.
Ontario, Canada

5021 Nimtz Parkway	Owned	Typesetting, printing plant and	127,000
South Bend, IN		general office space.

1200 Oliver Street	Owned	Typesetting, printing plant and	110,000
Houston, TX		general office space.

215 County Avenue	Owned	Printing plant and general	105,000
Secaucus, NJ		office space.

2103 East University Drive	Owned	Printing plant and general	103,000
Dominguez Hills, CA		office space.

325 West Ohio Street	Owned	Typesetting, printing plant and	100,000
Chicago, IL		general office space.

411 D Street	Owned	Typesetting, printing plant and	73,000
Boston, MA		general office space.

1241 Superior Avenue	Owned	Typesetting, printing plant and	73,000
Cleveland, OH		general office space.

1931 Market Center Blvd.	Owned	Typesetting, printing plant and	68,000
Dallas, TX		general office space.

5400 Chemin SL François	Owned	Typesetting, printing plant and	55,000
St. Laurent (Montreal),		general office space.
Quebec, Canada

1500 North Central Avenue	Owned	Typesetting, printing plant and	50,000
Phoenix, AZ		general office space.

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. A majority of the Company’s equipment is owned outright. The facility in Carlstadt, NJ became operational in October 1999 and is dedicated to the Company’s digital printing unit. The outsourcing solutions business leases most of its machinery and equipment over a term of three-five years. Reference is made to Note 13 of the Notes to Consolidated Financial Statements.

Item 3.  Pending Legal Proceedings

      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Share Prices

      As of July 1, 1999, the Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE”; prior to this date the Company’s stock traded on the American Stock Exchange. The following is the range of high and low share prices as reported by the New York Stock Exchange and American Stock Exchange and dividends paid per share for calendar 1999 and 1998 by year and quarters, adjusted for the 1998 2-for-1 stock split.

	Range of		Range of		Dividends
	Share Prices		Share Prices		Per
	High		Low		Share

1999

Fourth quarter	$13	3/4	$10	3/8	$.055

Third quarter	14	1/2	11	13/16	.055

Second quarter	19	7/16	11	1/2	.055

First Quarter	17	1/2	11	1/16	.055

Calendar year	19	7/16	10	3/8	$.22

1998

Fourth quarter	$18		$10	1/8	$.055

Third quarter	23	29/32	15	3/8	.055

Second quarter	22	3/4	20	1/8	.045

First Quarter	21	7/16	17	15/32	.045

Calendar year	23	29/32	10	1/8	$.20

      The number of holders of record of the Company’s common stock on March 20, 2000 was approximately 1,440.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share information)

						Two Months
	Year Ended December 31,			Year Ended October 31,		Ended
						December 31,
	1999	1998	1997	1996	1995	1996

Operating Data

Net sales	$1,010,790	$847,566	$716,647	$501,369	$392,713	$90,218

Expenses:

Cost of sales	608,668	487,954	392,120	276,141	233,493	49,467

Selling and administrative	291,137	251,632	203,362	133,194	102,439	26,831

Depreciation	41,104	34,375	27,991	20,621	16,604	4,599

Amortization	11,373	7,551	1,678	626	1,248	117

Purchased in-process research and development and other charges	—	9,025	6,991	—	—	—

Operating income	58,508	57,029	84,505	70,787	38,929	9,204

Gain on sale of subsidiary	—	—	35,273	—	—	—

Interest expense	(6,282)	(5,492)	(1,621)	(677)	(884)	(120)

Other income, net	1,010	2,878	2,456	4,905	3,706	228

Income before income taxes	53,236	54,415	120,613	75,015	41,751	9,312

Income taxes	25,423	27,288	51,070	32,512	18,465	4,128

Net income	$27,813	$27,127	$69,543	$42,503	$23,286	$5,184

Balance Sheet Data

Current assets	$309,439	$276,064	$285,504	$234,903	$200,349	$245,821

Current liabilities	$193,690	$160,638	$120,639	$87,541	$67,300	$98,966

Working capital	$115,749	$115,426	$164,865	$147,362	$133,049	$146,855

Current ratio	1.60 to 1	1.72 to 1	2.37 to 1	2.68 to 1	2.98 to 1	2.48 to 1

Net plant and equipment	$173,293	$166,367	$138,933	$128,583	$105,130	$131,983

Total assets	$678,624	$642,298	$500,653	$385,822	$325,670	$408,267

Long-term debt	$47,281	$74,887	$2,537	$2,495	$2,830	$2,424

Stockholders’ equity	$403,193	$378,819	$358,600	$280,734	$241,509	$291,556

Per Share (Adjusted for 1998 Stock Split)
Net income

Basic	$.76	$.74	$1.92	$1.21	$.67	$.15

Diluted	$.74	$.72	$1.87	$1.20	$.67	$.15

Dividends	$.22	$.20	$.18	$.18	$.18	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

•	Loss or retirement of key executives, employees or technical personnel.

•	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

•	Natural events and acts of God such as earthquakes, fires or floods.

•	The ability of the Company to integrate the operations of acquisitions into its operations.

•	General economic or market conditions affecting the demand for transactional financial printing.

Liquidity and Capital Resources

      The Company’s financial position continues to reflect strong liquidity. On December 31, 1999, the Company had a working capital ratio of 1.60 to 1 and working capital of $115,749. On December 31, 1998, the Company had a working capital ratio of 1.72 to 1 and working capital of $115,426. In conjunction with the Company’s emphasis on working capital management, working capital was used to acquire long term assets and pay down debt.

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, provide for the payment of dividends, provide for the stock repurchase program, and meet the debt service requirements. The Company has certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter.

Cash Flows

      The Company had net cash provided by operating activities of $96,770, $101,916, and $58,035 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 reflects the impact of a higher level of accounts receivable at year-end 1999 resulting from increased sales levels, partially offset by a decrease in prepaid expenses and an increase in accounts payable and accrued employee compensation. The increase from 1997 to 1998 included the impact of improved accounts receivable collections, an increase in accounts payable and certain non-cash items, partially offset by reduced net income.

      Net cash used in investing activities was $56,213, $166,390, and $35,498 for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 was primarily as a result of 1998 acquisitions

(in excess of 1999 by approximately $115,000). The increase from 1997 to 1998 is also a result of the 1998 acquisitions (in excess of 1997 by approximately $80,000), and expenditures related to the expansion of facilities and continued investments in equipment and technology. In 1997, the Company received cash of $36,679 ($20,005 after-tax) from the sale of Baseline, Inc. which was principally used to fund the cash expenditures for acquisitions of $40,491.

      Net cash (used in) provided by financing activities was $(33,900), $47,629, and $(5,988) for the years ended December 31, 1999, 1998 and 1997, respectively. The change in 1999 was a result of the higher net repayments of debt in 1999, and the fact that higher proceeds from borrowings in 1998 were necessary to finance the Company’s acquisitions.

Foreign Exchange

      The Company derives a portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations.

Prospective Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133,” and will now be effective for fiscal years beginning after June 15, 2000. SFAS 133 will therefore be effective for the Company in the year 2001. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Impact of the Euro Conversion

      On January 1, 1999, 11 of the 15 member countries of the European Union established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

      The Company is in the process of implementing a global financial software solution as part of its overall strategy to standardize and improve its financial reporting systems globally. This system has the capability of being able to report, pay, and receive currencies using the euro as its functional currency. The costs associated with the euro conversion are anticipated to be minimal since this functionality is part of a delivered system.

      Thus, the cost of conversion should not have a material effect on the Company.

Year 2000 Transition

      Through the date of this report, the Company has not experienced any significant difficulties with its worldwide computer systems as a result of the transition from 1999 to 2000. The transition is not expected to have any material impact in 2000.

      The Company initiated a project in 1997 to evaluate the potential impact of the Year 2000 computer problems on its business. The project included an analysis of all of the Company’s computer systems and suppliers and the development of a plan to make any changes required to essential systems and deploy any necessary software.

      The Company continued its program to minimize the impact of the Year 2000 problem by addressing internal computer systems and other intelligent equipment deployed globally across all of its business units. With the aid of third party service providers, we inventoried all components critical to the continued operation of all of our facilities and support functions.

      The on-going changes, replacement or retirement of non-compliant inventoried items was monitored and completed on schedule in accordance with the structured program designed to achieve full Year 2000 compliance in 1999. As we entered the closing stages of our Year 2000 compliance program, we continued to test our mission critical production and operational systems to ensure that they remained compliant. In preparation for the Year 2000 transition, we provided 24-hour coverage from December 31, 1999 through January 4, 2000 in our Year 2000 command data center, which covered all the Company’s sites. Additionally, in the first quarter of 2000, we ran a back-up and rollover for the leap year processing and continue to monitor critical reports.

      Bowne was sensitive to the Year 2000 well being of its key suppliers. We instituted a program to manage the business risks posed by the potential inability of our key suppliers and service providers to properly respond to their own Year 2000 issues by contacting them to inquire as to their Year 2000 compliance. Responses received indicated a high level of Year 2000 compliance at these companies. Although we have not incurred Year 2000 problems to date, we can not be assured that the systems of companies with which we do business are Year 2000 compliant. Therefore, we have developed contingency plans for each of these critical business partner risks and will continue to monitor their status.

      The Company estimate of the total cost related to our Year 2000 program is approximately $8 million, of which $7.4 million has been incurred from inception through December 31, 1999. Of the total estimated costs, approximately $2.4 million has been capitalized for new equipment and software. Spending for the Year 2000 program is being funded through operating cash flows. These costs do not include normal system upgrades and replacements.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings.

      The Company decided to focus its business on empowering information to become a global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information to any audience, through any medium, in any language, anywhere in the world. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is expanding and integrating these services inside and outside the United States, the newer information solution operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company builds the information solution offerings.

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

      Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in 1998 in the outsourcing, globalization and Internet consulting and development business segments. These acquisitions, along with the resources allocated to integrate these services, had an impact on the results of operations during 1999 and 1998. Management plans to continue to invest in all business segments. Revenues (as a percentage of the total Company’s revenues) relating to the financial printing segment represent 77% in 1999, compared to 82% and 92% in 1998 and 1997, respectively.

      The decline in 1999 from 1998 in EBITDA and EBITA in the financial printing segment is primarily due to increased sales of the lower margin classes of service within this segment and an increase in selling and administrative expenses. Positive EBITDA from the Company’s outsourcing segment was achieved in 1999 primarily as the result of the acquisition of DESI in July 1998. This acquisition not only produced an increase in revenue from 1998, but also allowed the outsourcing segment to better leverage certain selling and administrative expenses through its integration with the Company’s previous outsourcing business. Outsourcing achieved a profit on an EBITA basis; however, the improvement was less than the EBITDA improvement due to the increased depreciation expense as a result of the DESI acquisition.

      The EBITDA loss from the globalization segment was substantially reduced mainly due to staffing reductions and the streamlining of certain processes. The EBITDA loss related to the Company’s Internet consulting and development segment continued to increase, as a result of reduced revenues and certain integration and restructuring costs.

Year ended December 31, 1999 compared to Year ended December 31, 1998

     Financial Printing

      Sales increased $84,110, or 12%. The largest class of service in this segment, transactional financial, grew 19% or $73,095 to $425,348 in 1999 sales. Mutual fund services and digital printing sales increased by $32,180 over the prior year as these groups grew 28% over 1998 for a 1999 total of $145,976. Corporate reporting revenues grew at a slower rate than the segment as a whole, and commercial printing revenues decreased.

      Gross margin contributed by this segment increased by $23,309 while the margin percentage slid two percentage points to 45%. The margins in the transactional financial service remained constant while the faster growing services of mutual fund and digital contributed at a lower marginal rate. The gross margin of mutual fund services grew in proportion to its growth in sales. Digital printing gross margin was negatively impacted by increases in costs as its productive capacity was expanded to meet growing customer demand.

      Selling and administrative expenses increased $38,772, or 20%, to $231,112. The increase was primarily due to costs directly related to increased sales, such as selling expenses including commissions and certain administrative expenses. Administrative expenses also increased as a result of our Year 2000 program, marketing campaign, training, research and development and staffing increases.

      The digital printing unit experienced an increase in selling and administrative expenses due to its growth in sales and the expenses related to the establishment of its production facility. Prior to October 1999, the Company relied on vendors to complete the production of documents.

      EBITDA decreased $15,463 to $121,712 as a result of the foregoing.

     Outsourcing

      Sales increased $77,484, or 95%. This was primarily the result of having the full year impact of the DESI acquisition in 1999. The DESI acquisition was completed on July 1, 1998. Sales increased 22% in the second half of 1999 compared with the second half of 1998.

      Gross margin from this segment increased $16,822 while the margin percentage increased by one percentage point to 21%. The increase in gross margin is attributed to the increase in sales.

      Selling and administrative expenses increased $2,689 or 12%, but as a percent of sales actually decreased 12 percentage points, from 28% of sales in 1998 to 16% of sales in 1999. This is a result of the better leveraging of certain selling and administrative expenses by integrating the DESI acquisition with the Company’s own outsourcing business.

      This segment achieved positive EBITDA of $7,615 in 1999, an increase of $14,133 over the prior year’s EBITDA loss.

     Globalization

      Sales increased by $3,392, or 6% from 1998. Management focused on improving gross margin during 1999; therefore the increase in revenue was smaller than prior periods.

      Gross margin increased 33% or $3,738 to $15,003, while the margin percentage increased by over five percentage points from 1998 to 26%. This was achieved by the streamlining of certain processes and focusing on our more profitable services.

      Selling and administrative expenses decreased $2,968 and decreased seven percentage points as a percent of sales. This is mainly due to staffing reductions.

      As a result of the foregoing, the EBITDA loss for the segment decreased $6,706 to a loss of $4,412.

     Internet Consulting and Development

      Sales decreased by $1,762, or 13% from 1998. Sales volume was affected as attention was taken away from sales and marketing and directed toward integration efforts and strengthening the senior management team.

      Gross margin was $1,199, a decrease of $1,359 from the prior year, while gross margin percentage decreased by almost nine percentage points from 19% in the prior year to 10% in 1999.

      Selling and administrative expenses increased by $1,011, or seven percentage points over the prior year. The increase in expense is related to investment in network integration, training and fixed overhead costs. Recruiting costs were also significant in comparison to the prior year as a result of staff turnover and putting senior management in place.

      The EBITDA loss increased by $2,371 to $13,930 in 1999 primarily as a result of the decrease in gross margin and the increase in selling and administrative expenses.

     Summary

      As a result of the foregoing, overall sales increased by 19% to $1,010,790, an overall increase of $163,224. Most of the increase was related to the financial printing and outsourcing segments. The overall increase in sales contributed to a $42,510 growth in gross margin. However, the gross margin percentage on an overall basis went down by two percentage points to 40%, since a greater percentage of overall sales was related to lower margin products as explained above.

      Selling and administrative expenses increased $39,505 to $291,137. The increase was due to costs related to increased sales and other increases explained above. As a percentage of total sales, these expenses were reduced by one percentage point to 29%.

      Depreciation expense increased 20% to $41,104, principally resulting from the expansion of facilities, depreciation related to the new businesses (primarily DESI), and the acquisition of equipment, including computer systems.

      Amortization increased 51% to $11,373, principally resulting from having the DESI acquisition included in results for the full year of 1999 and the full year impact of the shorter amortization period for the Globalization segment.

      There was no purchased in-process research and development or other one-time charges in 1999 as compared to $9,025 in 1998. The 1998 results included $7,200 for purchased in-process research and development (primarily related to the DESI acquisition), and $1,825 relating to the write-off of goodwill and certain assets related to Linguistix, Inc.

      Operating income was $58,508 for fiscal 1999, which was flat when compared to $57,029 for fiscal 1998.

      Interest expense increased by $790, a 14% increase, primarily from borrowings under the revolving credit agreement to finance certain prior year acquisitions.

      Other income decreased by $1,868 due to decreased interest income and lower gains on the sales of marketable securities and other assets.

      The effective overall income tax rate decreased from 50% to 48% because the Company did not have any research and development charges in 1999. The effective income tax rate on pre-tax income before charges for purchased in-process research and development and amortization of intangibles was 39% in each year.

      As a result of the foregoing, net income was $27,813 compared to $27,127 for the same period last year, an increase of $686.

Year ended December 31, 1998 compared to Year ended December 31, 1997

     Financial Printing

      Sales increased $37,393, or 6%. The largest class of service in this segment, transactional financial, decreased 5% or $17,164 to $356,491 in 1998 sales. Mutual fund services and digital printing and other sales increased by $44,826 over the prior year as these groups grew 48% over 1997 for a 1998 total of $139,118.

      Gross margin contributed by this segment increased by $17,547 while the margin percentage was unchanged at 47%. The increase in gross margin is attributed to the increase in sales.

      Selling and administrative expenses increased 13% to $192,340. The increase was partially due to costs directly related to increased sales, such as selling expenses and certain administrative expenses. Other administrative expenses increased as a result of research and development expenses and increased staffing.

      EBITDA decreased $4,045 to $137,175 as a result of the foregoing.

     Outsourcing

      Sales increased $69,682. This was a result of the acquisition of DESI in July 1998.

      Gross margin from this segment increased $14,973 while the margin increased by nine percentage points to 20%.

      Selling and administrative expenses increased $10,571 or 86%, but as a percent of sales actually decreased 77 percentage points, from 105% of sales in 1997 to 28% of sales in 1998. This resulted principally from better leveraging of certain selling and administrative expenses by integrating the DESI acquisition with the Company’s existing outsourcing business.

      An EBITDA loss of $6,518 was generated by this segment in 1998, a decrease of $4,402 over the prior year’s EBITDA loss. This was primarily due to the acquisition of DESI.

     Globalization

      Sales increased by $13,943, or 34% from 1997. Significant acquisitions were made in the first quarter of 1997 that contribute to this increase. Sales increased 23% in the last 9 months of 1998 compared with the same period in 1997.

      Gross margin increased $1,231, while the margin percentage decreased by four percentage points from 1997. The increase is attributed to the increase in sales.

      Selling and administrative expenses increased $4,445, but decreased three percentage points as a percent of sales.

      As a result of the foregoing, the EBITDA loss for the segment increased $3,215 to a loss of $11,118.

     Internet Consulting and Development

      Sales increased by $9,901 from 1997. Sales volume increased as a result of acquisitions made during 1998.

      Gross margin was $2,558, an increase of $1,334 from the prior year, while gross margin percentage decreased by almost 18 percentage points from 37% in the prior year.

      Selling and administrative expenses increased by $11,661. The increase is primarily attributed to the acquisitions made during 1998.

      The EBITDA loss increased by $10,327 to $11,559 in 1998 primarily as a result of the operating losses of the companies acquired during 1998.

     Summary

      As a result of the foregoing, overall sales increased by 18% to $847,566, an overall increase of $130,919. Most of the increase was related to the financial printing and outsourcing segments. The overall increase in sales contributed to a $35,085 growth in gross margin. However, the gross margin percentage on an overall basis went down by three percentage points to 42%, since a greater percentage of overall sales was related to lower margin segments.

      Selling and administrative expenses increased $48,270 to $251,632. The increase was due to costs related to increased sales and increases in staff. As a percentage of total sales, these expenses were increased by one percentage point to 30%.

      Depreciation expense increased 23% to $34,375, primarily due to the expansion of facilities, acquisition of equipment, and depreciation associated with the new businesses.

      Amortization increased by $5,873 to $7,551, primarily due to the acquisition of the new businesses (particularly DESI for the second half of 1998).

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

      Interest expense increased by $3,871 primarily from borrowings under the revolving credit agreement to finance acquisitions, primarily DESI.

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

Item 7A:  Market Risk Exposure

      The Company’s market risk is principally associated with trends in the equity markets for capital market transactions, interest rate fluctuations related to its debt obligations and fluctuations in foreign currency.

Item 8.  Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bowne & Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Bowne & Co., Inc. and subsidiaries as of and for the year ended December 31, 1997, were audited by other auditors whose report thereon dated March 4, 1998, expressed an unqualified opinion on those statements.

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

      In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

New York, New York

February 16, 2000

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	1999	1998	1997

	(In thousands, except per share information)

Net sales	$1,010,790	$847,566	$716,647

Expenses:

Cost of sales	608,668	487,954	392,120

Selling and administrative	291,137	251,632	203,362

Depreciation	41,104	34,375	27,991

Amortization	11,373	7,551	1,678

Purchased in-process research and development and other charges	—	9,025	6,991

	952,282	790,537	632,142

Operating income	58,508	57,029	84,505

Gain on sale of subsidiary	—	—	35,273

Interest expense	(6,282)	(5,492)	(1,621)

Other income, net	1,010	2,878	2,456

Income before income taxes	53,236	54,415	120,613

Income taxes	25,423	27,288	51,070

Net income	$27,813	$27,127	$69,543

Net Income Per Share:

Basic	$0.76	$0.74	$1.92

Diluted	$0.74	$0.72	$1.87

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	1999	1998

	(In thousands, except
	share information)

Assets

Current assets:

Cash and cash equivalents	$30,458	$23,801

Marketable securities	7,585	391

Accounts receivable, less allowance for doubtful accounts of $13,547 (1999) and $12,264 (1998)	219,271	188,470

Inventories	29,791	30,593

Prepaid expenses and other current assets	22,334	32,809

Total current assets	309,439	276,064

Property, plant and equipment at cost, less accumulated depreciation of $192,757 (1999) and $157,725 (1998)	173,293	166,367

Other assets:

Goodwill and other intangible assets, net of accumulated amortization of $26,244 (1999) and $14,725 (1998)	183,846	188,619

Deferred income taxes	4,420	2,807

Other	7,626	8,441

Total assets	$678,624	$642,298

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$2,026	$4,578

Accounts payable	56,814	45,307

Employee compensation and benefits	74,086	59,603

Accrued expenses and other obligations	60,764	51,150

Total current liabilities	193,690	160,638

Other liabilities:

Long-term debt — net of current portion	47,281	74,887

Deferred employee compensation and benefits	34,460	27,954

Total liabilities	275,431	263,479

Commitments and contingencies

Stockholders’ equity:

Preferred stock:
Authorized 2,000,000 shares, par value $.01

Issuable in series — none issued	—	—

Common stock:
Authorized 60,000,000 shares, par value $.01

Issued 39,606,810 shares (1999) and 39,546,860 shares (1998)	396	395

Additional paid-in capital	40,294	39,474

Retained earnings	378,885	359,185

Treasury stock, at cost, 2,693,175 shares (1999) and 2,745,137 shares (1998)	(16,347)	(16,514)

Accumulated other comprehensive loss, net	(35)	(3,721)

Total stockholders’ equity	403,193	378,819

Total liabilities and stockholders’ equity	$678,624	$642,298

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	1999	1998	1997

	(In thousands)

Cash flows from operating activities:

Net income	$27,813	$27,127	$69,543

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	41,104	34,375	27,991

Amortization	11,373	7,551	1,678

Provision for doubtful accounts	7,004	7,414	7,871

Gain on sale of subsidiary	—	—	(35,273)

Loss (gain) on disposal of fixed assets	419	1,162	(959)

Gain on sales of securities and other investments	(417)	(1,592)	(706)

Provision for deferred employee compensation	6,256	3,997	3,729

Deferred income taxes	(1,613)	(2,709)	(2,117)

Other	(4,434)	4,189	4,647

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(37,805)	10,131	(31,010)

Inventories	802	6,048	6,693

Prepaid expenses and other current assets	10,475	(11,661)	(3,367)

Accounts payable	11,507	10,996	(6,585)

Employee compensation and benefits	14,483	11,103	12,283

Accrued expenses and other obligations	9,803	(6,215)	3,617

Net cash provided by operating activities	96,770	101,916	58,035

Cash flows from investing activities:

Purchase of property, plant and equipment	(49,881)	(50,218)	(35,188)

Proceeds from the sale of fixed assets	867	678	3,992

Acquisition of businesses, including covenants not to compete, net of proceeds from sale of LANSystems division and cash acquired	(6,467)	(120,323)	(40,491)

Proceeds from sale of subsidiary	—	—	36,679

Purchase of marketable securities and other investments	(1,412)	(3,275)	(2,429)

Proceeds from sales of marketable securities and other investments	680	6,748	1,939

Net cash used in investing activities	(56,213)	(166,390)	(35,498)

Cash flows from financing activities:

Proceeds from borrowings	118,951	162,844	20,974

Payment of debt	(145,222)	(109,870)	(22,612)

Proceeds from stock options exercised	484	2,682	3,412

Payment of dividends	(8,113)	(7,349)	(6,515)

Purchase of treasury stock	—	(678)	(1,247)

Net cash (used in) provided by financing activities	(33,900)	47,629	(5,988)

Net increase (decrease) in cash and cash equivalents	6,657	(16,845)	16,549

Cash and Cash Equivalents — Beginning	23,801	40,646	24,097

Cash and Cash Equivalents — End	$30,458	$23,801	$40,646

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 1999, 1998 and 1997

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

	(In thousands, except per share data)

Balance January 1, 1997	$388	$31,228	$276,379	$(623)	$(15,816)	$291,556

Comprehensive income:

Net income			69,543			69,543

Foreign currency translation adjustment				(1,544)		(1,544)

Unrealized gains on securities:

Unrealized holding gains arising during the period				1,354		1,354

Less: reclassification adjustment for gains included in net income				(706)		(706)

Income tax expense related to items of other comprehensive income				(215)		(215)

Comprehensive income						68,432

Cash dividends ($.18 per share)			(6,515)			(6,515)

Issuance of stock for acquisitions		1,700			1,109	2,809

Acquisition of treasury stock					(1,247)	(1,247)

Noncash stock compensation		153				153

Exercise of stock options	4	3,408				3,412

Balance December 31, 1997	392	36,489	339,407	(1,734)	(15,954)	358,600

Comprehensive income:

Net income			27,127			27,127

Foreign currency translation adjustment				(996)		(996)

Unrealized gains on securities:

Unrealized holding gains arising during the period				(129)		(129)

Less: reclassification adjustment for gains included in net income				(1,592)		(1,592)

Income tax expense related to items of other comprehensive income				730		730

Comprehensive income						25,140

Cash dividends ($.20 per share)			(7,349)			(7,349)

Issuance of stock for acquisitions		153			118	271

Acquisition of treasury stock					(678)	(678)

Noncash stock compensation		153				153

Exercise of stock options	3	2,679				2,682

Balance December 31, 1998	395	39,474	359,185	(3,721)	(16,514)	378,819

Comprehensive income:

Net income			27,813			27,813

Foreign currency translation adjustment				375		375

Unrealized gains on securities:

Unrealized holding gains arising during the period				6,784		6,784

Less: reclassification adjustment for gains included in net income				(417)		(417)

Income tax expense related to items of other comprehensive income				(3,056)		(3,056)

Comprehensive income						31,499

Cash dividends ($.22 per share)			(8,113)			(8,113)

Issuance of stock for acquisitions		149			406	555

Acquisition of treasury stock					(255)	(255)

Noncash stock compensation		188			16	204

Exercise of stock options	1	483				484

Balance December 31, 1999	$396	$40,294	$378,885	$(35)	$(16,347)	$403,193

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

(In thousands, except per share data and where noted)

Note 1 — Summary of Accounting Policies

      A summary of the Company’s significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All of the significant intercompany accounts and transactions are eliminated in consolidation.

  Revenue Recognition

      For substantially all services, revenues are recognized when products or services are delivered or completed to customers. Revenues for the Internet segment are recognized as services are rendered.

  Inventories

      Inventories are valued at the lower of cost or market. Cost is determined by using purchase cost (first-in, first-out method) for materials and standard costs for labor, which approximate actual costs, for work-in-process.

  Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method. The following table summarizes the components of property, plant and equipment:

	December 31,

	1999	1998

Land and buildings	$77,256	$75,847

Machinery and plant equipment	85,751	84,863

Computer equipment	115,204	90,195

Furniture, fixtures and vehicles	40,236	34,655

Leasehold improvements	47,603	38,532

	366,050	324,092

Less accumulated depreciation	(192,757)	(157,725)

Net	$173,293	$166,367

      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years

Machinery and plant equipment	3-12 1/2 years

Computer equipment	1-8 years

Furniture and fixtures	3-12 1/2 years

Vehicles	3-5 years

Leasehold improvements	Shorter of useful life or term of lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

  Intangible Assets

      Intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations.

      The Company amortizes goodwill using the straight-line method over forty years for its printing acquisitions, thirty years for its outsourcing acquisitions, twenty five years for its globalization acquisitions, and fifteen years for its Internet solutions acquisitions. The noncompete agreements are amortized over the life of the agreement, which is three to five years. The realizability of goodwill and other intangibles is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment.

  Stock-Based Compensation

      The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 8.

  Income Taxes

      The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 1999, the cumulative amount of undistributed foreign earnings was approximately $57 million.

  Net Income Per Share

      In 1997, the Financial Accounting Standards Board issued Statement 128 “Earnings per Share” which became effective for interim and annual financial statements for periods ending after December 15, 1997. Net income is calculated for basic earnings per share based on the average number of shares outstanding and for diluted earnings per share as adjusted for the assumed conversion of all potentially dilutive securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The following table sets forth the basic and diluted average share amounts, adjusted for the August, 1998 2-for-1 stock split:

	Year Ended December 31,

	1999	1998	1997

Average shares outstanding — basic shares	36,837,063	36,655,821	36,210,168

Potential dilutive effect of stock options and deferred stock units	804,775	968,908	968,764

Average shares outstanding — diluted shares	37,641,838	37,624,729	37,178,932

  Foreign Currency Translation

      Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period of revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity and comprehensive income. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

  Fair Value of Financial Instruments

      The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amounts of notes payable (see Note 10) approximates the fair value since these debt instruments have variable interest rates similar to those that are currently available to the Company.

  Reclassification

      Certain 1998 amounts have been reclassified to conform to the current year’s presentation.

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

  Recent Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted this standard in the first quarter of 1998.

      In 1998, the Company adopted AICPA Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. The adoption of SOP No. 98-1 resulted in the capitalization of approximately $13 million in 1999 and $8 million in 1998 related to software development costs pertaining to improvements in the financial printing business’ typesetting, pricing, and billing systems, as well as the development of a workflow system for its localization business and the installation of a financial reporting system.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      In 1998, the Company adopted FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 15.

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement 133”, and will now be effective for fiscal years beginning after June 15, 2000. SFAS 133 will therefore be effective for the Company in the year 2001. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2 — Sale of Subsidiary

      On January 6, 1997, the Company sold its 90% interest in Baseline Financial Services, Inc. The Company recorded a pre-tax gain of $35,273 and an after-tax gain of $20,005, or $0.56 per share (post-split) on a diluted basis.

Note 3 — Acquisitions

      The Company made several acquisitions, as follows:

      During March 1997 the Company purchased 100% of several foreign companies, including their ownership of certain affiliates, offering localization and globalization solutions. The companies (and respective locations) purchased were: I&G COM (France); ME&TA Software Localization Company, S.L. (Spain); Pacifitech (Japan); and GECAP Localization Technologies (Germany). In June 1997, the Company purchased ME&TA Multimedia. The total purchase price and acquisition costs related to these acquisitions were approximately $31,500, paid in cash. These companies are part of the globalization segment.

      The Company also purchased several U.S. based companies. The companies purchased were: Imagineer, Inc. (February 1997 — outsourcing segment); Internet Factory, Inc. (March 1997 — Internet segment); the assets of J. Feuerstein Systems (JFS), (November 1997 — financial printing segment); the assets of United Media Corporation (November 1997 — outsourcing segment); and Linguistix, Inc. (December 1997 — financial printing segment). The total purchase price of these companies was approximately $16,400, including acquisition costs. As part of these acquisitions, 98,888 shares were issued in 1997 and 10,000 shares each in 1998 and 1999.

      The goodwill and other intangible assets recorded during 1997 as a result of the acquisitions approximated $46,000. Approximately $3,000 of the purchase price was assigned to purchased in-process research and development and written off at the time of acquisition. During 1998, management determined that the carrying value of the remaining goodwill for Linguistix was not recoverable and approximately $1,800 was written off.

      During the first quarter of 1998, the Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. (Internet segment). The total purchase price of these two companies, including related acquisition costs, approximated $13,300, of which goodwill and other intangible assets were approximately $11,400. In addition, the Company and the selling shareholders entered into noncompete

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

agreements totaling $6,000. During the second quarter of 1999, the Company recorded approximately $3,000 as goodwill in connection with the purchase of the remaining 20% of Quadravision.

      During the second and third quarters of 1998, the Company acquired several globalization companies. The total purchase price of these companies, including related acquisition costs, approximated $4,546, of which goodwill and other intangible assets were approximately $3,200.

      Also during the second quarter of 1998, the Company acquired 86.5% of Mountain Lake Software Corporation and the assets of Open Sesame, formerly a division of Charles River Analytics, Inc., now part of the Company’s Internet segment. These acquisitions increase the Company’s ability to provide clients with integrated Internet applications. The total purchase price for these two companies, including related acquisition costs, approximated $12,900. Goodwill and other intangible assets, including noncompete agreements were approximately $12,800. The noncompete agreements will be paid in equal annual installments over a period of three to five years.

      In July 1998, the Company acquired all of the outstanding shares of Donnelley Enterprise Solutions Incorporated (DESI), pursuant to a tender offer price of $21 per share, aggregating to $105 million. This acquisition added to the Company’s outsourcing segment. Goodwill and other intangible assets were approximately $95 million. DESI provides a comprehensive array of business outsourcing services, including document services, desktop publishing, and imaging services. The cost of this, and some of the other acquisitions, was financed through borrowings under the Company’s revolving credit agreement. DESI’s operations included the LANSystems division, which the Company sold in August 1998.

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of DESI and the sale of LANSystems had occurred at the beginning of 1998 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date:

	Year Ended
	December 31,

	1998	1997

Total net sales	$893,660	$792,346

Net income	$18,324	$64,675

Net income per common share — Basic	$.50	$1.79

— Diluted	$.49	$1.74

      During the first quarter of 1999, the Company acquired KAPA International, a Korean based company, for approximately $1,200 to enhance the Company’s global solutions services.

      All of the acquisitions were accounted for using the purchase method of accounting and the results from these operations were included in the statements of income and cash flows after the date of acquisition. The Company recorded $7,200 in 1998 of purchased in-process research and development as an operating expense. These amounts were recorded in connection with the DESI and Quadravision 1998 acquisitions.

      Some of the Company’s acquisitions provide for additional purchase payouts based on achieving certain earnings levels, which amounts will be included as goodwill in the period earned.

Note 4 — Cash and Cash Equivalents

      Cash equivalents of $4,483 and $1,542 at December 31, 1999 and 1998, respectively, are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less when purchased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 5 — Marketable Securities

      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The fair value of marketable securities exceeded cost by $6,563 and $197, at December 31, 1999 and 1998, respectively. Most of this unrealized gain came as a result of the Company’s investment in EDGAR On-Line. At December 31, 1998, this investment was carried at cost and classified in other assets. Upon consummation of EDGAR On-Line’s initial public offering in June, 1999, these assets were reclassified as marketable securities.

Note 6 — Inventories

      Inventories consist of the following:

	December 31,

	1999	1998

Raw materials	$8,065	$6,977

Work-in-process	21,726	23,616

	$29,791	$30,593

Note 7 — Employee Benefit Plans

  Pension Plans

      The Company sponsors a defined benefit pension plan which covers most of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company’s policy is to fund each year’s pension expense to the maximum allowable level. The Company also has an unfunded supplemental retirement program for certain management employees. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union Canadian employees are covered by defined contribution retirement plans.

      Pension costs, including the Supplementary Employee Retirement Plan, are summarized as follows:

	Year Ended December 31,

	1999	1998	1997

Service cost	$6,425	$5,413	$4,176

Interest cost	4,462	3,759	3,313

Expected return on plan assets	(5,330)	(4,534)	(3,687)

Amortization of transition asset	(220)	(220)	(220)

Amortization of prior service cost	466	370	370

Actuarial gain	(272)	(401)	(481)

Net periodic pension cost of defined benefit plans	5,531	4,387	3,471

Union plans	476	642	444

Defined contribution plans	1,084	932	765

Total pension cost	$7,091	$5,961	$4,680

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The status of the Company’s funded defined benefit pension plan is as follows:

	December 31,

	1999	1998

Projected benefit obligation at beginning of year	$55,178	$40,731

Service cost	5,888	5,174

Interest cost	3,514	3,075

Actuarial (gain) loss	(4,752)	7,438

Benefits paid	(3,212)	(1,240)

Projected benefit obligation at end of year	56,616	55,178

Fair value of plan assets at beginning of year	57,328	48,500

Actual return on plan assets	15,367	10,068

Employer contributions	145	—

Benefits paid	(3,212)	(1,240)

Fair value of plan assets at end of year	69,628	57,328

Plan assets in excess of projected benefit obligation	13,012	2,150

Unrecognized net transition asset	(3,164)	(3,485)

Unrecognized prior service cost	497	544

Unrecognized net actuarial gain	(24,543)	(10,261)

Net accrued pension cost	$14,198	$11,052

      At December 31, 1999 and 1998, the projected net liability under the unfunded supplemental retirement program amounted to $7,401 and $5,701, respectively, which amounts are included in current and long-term liabilities for employee compensation and benefits. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

      The discount rate used to calculate the projected benefit obligations was 7.75% and 6.75% at December 31, 1999 and 1998, respectively. The rate used to project future salary increases was 4.5% and 4.0% at December 31, 1999 and 1998. The expected long-term rate of return on plan assets was 9.5% for the years ended December 31, 1999 and 1998. The assets of the funded plan consist primarily of equity and fixed income securities.

  Defined Contribution Plans

      The Company and its domestic financial printing subsidiaries are participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $9,154, $9,596 and $9,483 for the years ended December 31, 1999, 1998 and 1997, respectively.

      The remaining domestic subsidiaries participate in a qualified 401(k) Plan that is available to substantially all their non-union employees. Amounts charged to income for the 401(k) Plan were $1,159, $559, and $114 for the years ended December 31, 1999, 1998 and 1997, respectively.

      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries match 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. All contributions are invested in the common stock of the Company. The plan acquired 290,342, 145,115, and 230,510 shares in the years ended December 31, 1999, 1998, and 1997 respectively, of the Company’s common stock on the open market. At December 31, 1999 and 1998, the Stock Purchase Plan held 1,449,541 shares and 1,102,902 shares of the Company’s common stock, respectively. Charges to income amounted to $1,736, $1,433 and $1,138 for the years ended December 31, 1999, 1998, and 1997, respectively. The shares held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

  Health Plan

      The Company maintains a voluntary employee benefit health and welfare plan (Plan) covering substantially all of its employees. Until mid-1999, the Company used a VEBA (Voluntary Employees’ Beneficiary Association) trust to fund its medical and related costs. During 1998, the Company reviewed the trust’s funded status and determined that it had over-estimated plan funding requirements by approximately $4 million (after-tax). The Company recognized such amount as income in the fourth quarter of 1998. The trust was liquidated during 1999. The Company funds the disbursements as incurred. At December 31, 1999, accrued expense for Plan participants’ incurred but not reported claims was $3,675. At December 31, 1998, the trust had assets sufficient to fund this liability; therefore no accrual was necessary.

Note 8 — Stock Option Plans

      The Company has four stock option plans: a 1981 Plan, a 1992 Plan, a 1997 Plan and a 1999 Plan.

      The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares (post-split) of the Company’s common stock, expired December 15, 1991 except as to options then outstanding. The Company’s 1992 and 1997 Stock Option Plans both provide for the granting of options to purchase 1,700,000 shares (each plan post-split) to officers and key employees at a price not less than the fair market value on the date each option is granted. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 3,450,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,450,000 shares reserved under the Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”).

      All plans permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The Committee designated by the Board governs most of the parameters of the 1999 Plan including exercise dates, expiration dates, and other awards.

      Details of stock options are as follows:

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 1997

Granted	1,018,100	$18.53

Exercised	453,400	7.53

Cancelled	118,850	10.57

Outstanding, end of year	2,569,850	12.83

Exercisable, end of year	668,450	8.38

Year Ended December 31, 1998

Granted	820,000	$16.11

Exercised	358,350	7.48

Cancelled	207,500	17.24

Outstanding, end of year	2,824,000	14.13

Exercisable, end of year	840,150	11.42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 1999

Granted	1,367,600	$12.32

Exercised	59,950	8.07

Cancelled	165,000	15.77

Outstanding, end of year	3,966,650	13.54

Exercisable, end of year	1,455,100	12.93

      Options to purchase 2,437,450 shares were available for grant under the 1999, 1997 and 1992 Plans, at December 31, 1999. Options to purchase 190,050 shares were available for grant under the 1997 and 1992 Plans at December 31, 1998.

      The following table summarizes weighted average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	December 31, 1999	Life	Price	December 31, 1999	Price

$ 5.57 – $ 9.53	479,150	3 years	$8.49	479,150	$8.49
9.54 – 11.1	6 587,800	6 years	10.58	360,300	10.68
11.17 – 13.7	5 1,323,600	10 years	12.23	—	—
13.76 – 18.2	5 671,000	9 years	14.85	188,750	15.22
18.26 – 22.5	0 905,100	8 years	19.07	426,900	18.81

	3,966,650	8 years	$13.54	1,455,100	$12.93

      In accordance with APB Opinion No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock option plans. Had compensation cost been based upon the fair value at the grant dates for all awards granted, the impact on net income and earnings per share during the years ended December 31, 1999, 1998 and 1997, would have been reduced on a pro forma basis as follows:

	Year Ended December 31,

	1999	1998	1997

Net Income:

As Reported	$27,813	$27,127	$69,543

Pro Forma	$25,420	$24,989	$68,756

Pro Forma Per Share:

Basic	$.69	$.68	$1.90

Diluted	$.68	$.66	$1.85

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	1999	1998	1997
	Grants	Grants	Grants

Expected dividend yield	1.8%	1.4%	1.2%

Expected stock price volatility	51.5%	37.1%	30.1%

Risk-free interest rate	6.0%	4.7%	5.8%

Expected life of options	5 years	5 years	5 years

Weighted average fair value	$5.56	$5.62	$6.12

  Subsidiaries’ Option Plans

      During 1999, the Company adopted the 1999 Stock Option Plans for Bowne Internet Solutions (“BIS Plan”) and BGS Companies, Inc. (“BGS Plan”), each of which is a wholly-owned subsidiary of the Company. The Plans provide for the granting of nonqualified stock options, incentive stock options and restricted stock units of the underlying subsidiary’s stock to employees of the Company and its affiliates and advisors. Both Plans authorized the granting of three million options, which are to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed ten years.

      The BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. The BIS Plan granted 1,408,300 stock options at an average exercise price of $2.67 during 1999. The options generally vest over a four-year period; however, no options will become exercisable prior to the earlier of an initial public offering of the respective subsidiary, or January 26, 2002. Under certain circumstances, certain vested shares become eligible to be “put” back to the Company and the Company will have the right to buy such shares from the holders at an amount no greater than the then fair market value. No compensation expense has been recognized in 1999.

  Deferred Stock Awards

      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s diluted earnings per share. At December 31, 1999 and 1998, there were 426,527 and 239,105 units outstanding, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 9 — Income Taxes

      The provision for income taxes is summarized as follows:

	Year Ended December 31,

	1999	1998	1997

Current:

U.S. federal	$18,285	$23,090	$39,346

Foreign	7,238	4,422	3,183

State and local	1,513	2,485	10,658

	27,036	29,997	53,187

Deferred:

U.S. federal	(2,183)	(1,305)	(1,415)

Foreign	757	(1,115)	(379)

State and local	(187)	(289)	(323)

	(1,613)	(2,709)	(2,117)

	$25,423	$27,288	$51,070

      Income taxes paid during the years ended December 31, 1999, 1998 and 1997 were $14,032, $44,926 and $51,523, respectively.

      The provision for income taxes differed from the U.S. federal statutory rate for the following reasons:

	Year Ended December 31,

	1999	1998	1997

Statutory tax rate	35.0%	35.0%	35.0%

Increase in tax resulting from:

State and local taxes	1.6	2.6	5.5

Foreign taxes	2.1	0.3	0.1

Nondeductible items:

Purchased in process research and development	—	4.8	0.2

Goodwill and other intangibles	4.5	2.8	0.4

Other nondeductible items	4.6	4.7	1.9

Other	—	(0.1)	(0.8)

Effective income tax rate	47.8%	50.1%	42.3%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

differences. Significant components of the Company’s deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

	1999	1998

Noncurrent deferred tax assets (liabilities):

Deferred compensation and benefits	$13,800	$10,842

Depreciation	(7,600)	(3,674)

Deferred taxes on intangibles, other than goodwill	(5,200)	(5,328)

Other	4,320	1,467

Valuation allowance	(900)	(500)

Total net noncurrent asset	$4,420	$2,807

The Company has, as of December 31, 1999, approximately $50 million of state and local net operating losses estimated to expire in years 2005 through 2019, and approximately $15 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2002.

Note 10 — Debt

      In July 1997, the Company entered into a new unsecured five-year revolving credit agreement (expiring in July 2002) for $200,000 with a consortium of banks. Under the new credit agreement, interest is charged at London Interbank Offered Rate (LIBOR) plus 35 to 50 basis points depending on certain leverage ratios plus ten basis points on the unused portion. During 1999, the average interest rate approximated 6%. The maximum available credit under the agreement was increased to $300,000 in November 1998. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. The Company was in compliance with all loan covenants as of December 31, 1999. Amounts outstanding under this agreement are classified as long-term debt and were $45,000 at December 31, 1999 and $68,000 at December 31, 1998. In addition, the Company had $1,992 of capital leases and $289 of notes payable at December 31, 1999.

      Aggregate annual installments of both notes payable and long-term debt (other than the revolving credit agreement) due for the next five years are $2,026, $1,850, and $431, respectively, with no amounts due in the fourth and fifth years.

      Interest paid was $6,114, $5,391, and $1,535 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note 11 — Deferred Employee Compensation and Benefits

      Liabilities for deferred employee compensation and benefits consist of the following:

	December 31,

	1999	1998

Pension and other retirement costs	$14,198	$11,052

Supplemental retirement, long-term	6,992	5,321

Deferred compensation and other long-term benefits	13,270	11,581

	$34,460	$27,954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 12 — Other Income

      The components of other income (expense) are summarized as follows:

	Year Ended December 31,

	1999	1998	1997

Interest income	$710	$1,531	$1,569

Dividends	21	246	202

Realized gains (losses) on sales of marketable securities and other assets	(2)	1,789	(228)

Other	281	(688)	913

	$1,010	$2,878	$2,456

Note 13 — Commitments and contingencies

  Lease commitments

      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2009. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

      One operating lease is for equipment leased through a master agreement administered by a commercial bank. This agreement enables the Company to lease equipment up to an aggregate initial cost of $25 million through April 2003. The rental payments are based on LIBOR plus 35 basis points and the cost of the equipment. At the expiration of the lease, the Company has the right to purchase the equipment for the guaranteed residual value. The equipment under this lease as of December 31, 1999 has an aggregate guaranteed residual value of approximately $8.3 million, all of which is included below in the future minimum lease payment amounts.

      Rent expense relating to premises and equipment amounted to $33,129, $22,893, and $12,736 for the years ended December 31, 1999, 1998 and 1997, respectively. The minimum annual rental commitments under noncancelable leases as of December 31, 1999, are summarized as follows:

2000	$32,948

2001	29,754

2002	24,400

2003	28,270

2004	13,464

2005-2009	31,117

Total	$159,953

  Contingencies

      The Company is involved in certain litigation as part of its ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 14 — Stockholders’ Equity

      During 1997, the Company adopted a Stockholder Rights Plan that granted a Right to each Stockholder of record on February 10, 1997 and all shares issued thereafter to purchase 1/1000th of a share of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Preferred Stock for each share of common stock owned when certain events occur. When the Company reincorporated in Delaware in 1998, a new Rights Agreement dated June 19, 1998 was adopted in place of the earlier plan. This plan is triggered when certain events that involve the acquisition, tender offer or exchange of 20% or more of the Common Stock by a person or group of persons, without the approval of the Company’s Board of Directors, occur. Prior to the event, the Rights will be linked to the underlying shares of the Common stock and may not be transferred by themselves.

      In 1998, the Board of Directors approved a 2-for-1 stock split to Shareholders of record as of the close of business on August 14, 1998. The shares were distributed on August 26, 1998. Share and per share amounts for prior periods have been adjusted to reflect the stock split.

Note 15 — Segment Information

      The Company focus remains on “Empowering Your Information,” a term used to define the management, repurposing and distribution of a client’s information. The Company manages and repurposes the information for distribution by digital, Internet or paper media. It manages documents on the clients’ site or at its own facilities.

      The Company’s operations are classified into four reportable business segments: financial printing, outsourcing, globalization, and Internet consulting and development. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Printing — transactional financial, corporate reporting, mutual fund, commercial and digital printing.

Outsourcing — document management solutions primarily for the legal and financial communities.

Globalization (previously designated as localization) — translation, localization and content reengineering of software and technology products.

Internet Consulting and Development — integrated Internet applications primarily for the financial services sector.

      Information as to the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before depreciation and amortization of intangible assets (“EBITDA”). The Company also uses income before amortization expenses (“EBITA”), as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development and other charges, and other income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	1999	1998	1997

Net Sales From External Customers:

Financial printing	$781,752	$697,642	$660,249

Outsourcing	158,845	81,361	11,679

Globalization	58,758	55,366	41,423

Internet consulting & development	11,435	13,197	3,296

	$1,010,790	$847,566	$716,647

EBITDA:

Financial printing	$121,712	$137,175	$141,220

Outsourcing	7,615	(6,518)	(10,920)

Globalization	(4,412)	(11,118)	(7,903)

Internet consulting & development	(13,930)	(11,559)	(1,232)

Other	1,010	(6,147)	30,738

	$111,995	$101,833	$151,903

Depreciation expense:

Financial printing	$30,112	$27,337	$24,145

Outsourcing	6,330	3,502	786

Globalization	3,129	2,704	2,905

Internet consulting & development	1,533	832	155

	$41,104	$34,375	$27,991

EBITA:

Financial printing	$91,600	$109,838	$117,075

Outsourcing	1,285	(10,020)	(11,706)

Globalization	(7,541)	(13,822)	(10,808)

Internet consulting & development	(15,463)	(12,391)	(1,387)

Other	1,010	(6,147)	30,738

	70,891	67,458	123,912

Amortization expense	(11,373)	(7,551)	(1,678)

Interest expense	(6,282)	(5,492)	(1,621)

Income before income taxes	$53,236	$54,415	$120,613

Assets:

Financial printing	$429,543	$379,979	$419,294

Outsourcing	143,646	146,486	13,951

Globalization	68,040	75,587	62,118

Internet consulting & development	37,395	40,246	5,290

	$678,624	$642,298	$500,653

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	1999	1998	1997

Capital Spending:

Financial printing	$41,080	$38,299	$28,505

Outsourcing	3,474	4,041	2,556

Globalization	2,816	5,971	3,274

Internet consulting & development	2,511	1,907	853

	$49,881	$50,218	$35,188

      Geographic information about the Company’s net sales, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	1999	1998	1997

Net sales by source:

United States	$809,753	$681,402	$547,880

Canada	70,055	69,813	76,695

Other foreign	130,982	96,351	92,072

	$1,010,790	$847,566	$716,647

Long-Lived Assets, net:

United States	$314,284	$306,390	$160,690

Canada	12,052	11,873	12,941

Other foreign	42,850	47,971	41,518

	$369,186	$366,234	$215,149

Note 16 — Subsequent Event

      In January 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It will become part of the outsourcing segment.

      On January 11, 2000 the Company announced that its Board of Directors had authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock, representing approximately 10% of the total shares outstanding. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock option plans.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 1999

Net sales	$218,647	$272,509	$240,350	$279,284	$1,010,790

Gross margin	83,525	116,353	96,559	105,685	402,122

Income before income taxes	4,588	23,054	11,636	13,958	53,236

Income taxes	2,849	9,887	5,992	6,695	25,423

Net income	$1,739	$13,167	$5,644	$7,263	$27,813

Net income per share:

Basic	$.05	$.35	$.15	$.20	$.76

Diluted	$.05	$.35	$.15	$.19	$.74

Average shares outstanding:

Basic	36,778	36,834	36,863	36,867	36,837

Diluted	37,529	37,888	37,630	37,543	37,642

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 1998

Net sales	$194,285	$219,328	$225,420	$208,533	$847,566

Gross margin	92,805	104,035	94,932	67,840	359,612

Income (loss) before income taxes	21,992	26,837	8,718	(3,132)	54,415

Income taxes (benefit)	9,038	11,385	7,266	(401)	27,288

Net income (loss)	$12,954	$15,452	$1,452	$(2,731)	$27,127

Net income (loss) per share:

Basic	$.36	$.42	$.04	$(.07)	$.74

Diluted	$.34	$.41	$.04	$(.07)	$.72

Average shares outstanding (Adjusted for 1998 stock split):

Basic	36,480	36,578	36,727	36,732	36,656

Diluted	37,751	37,890	37,795	36,732	37,625

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      In 1998, the Company, with the approval of the Audit Committee, replaced Ernst & Young LLP with KPMG LLP as independent auditors. There were no disagreements with Ernst & Young LLP on any matters which would have caused Ernst & Young LLP to reference the subject matter of any disagreement in its reports for the year ended December 31, 1997. The Company filed a current report on Form 8-K dated June 25, 1998 relating to this change.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Regarding the directors of the Company, reference is made to the information set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement anticipated to be dated March 31, 2000, which information is incorporated by reference herein.

      The executive officers of the Company and their recent business experience are as follows:

	Principal Occupation		Officer
Name	During Past Five Years	Age	Since

Robert M. Johnson	Chairman of the Board and Chief Executive Officer of the Company since June 1996; also, President since February 2000. Previously Vice Chairman, President and Chief Executive Officer of the Company from January 1996; before that, Publisher, President and Chief Executive Officer of Newsday, Inc. a subsidiary of The Times Mirror Company	54	1996

Carl J. Crosetto	Executive Vice President since December 1998; previously Senior Vice President since May 1998; prior to that Director of Sales of the Company	51	1998

Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998; previously Vice President, Human Resources, from January 1998, and Director, Human Resources from February 1997; theretofore Vice President, Human Resources for the Chemical Group of Degussa Corporation	46	1998

Denise K. Fletcher	Senior Vice President and Chief Financial Officer since May 1998; previously Vice President, Chief Financial Officer, from July 1996; previously principal of Fletcher Associates, Inc., a management consulting firm	51	1996

Carl D. Glaeser	Senior Vice President, since May 1999; also Chief Executive Officer of Bowne Internet Solutions, Inc. and Bowne Global Solutions, Inc., subsidiaries of the Company; theretofore, Vice President and General Manager at Lucent Technologies	45	1999

Philip E. Kucera	Senior Vice President and General Counsel since December 1998; previously Deputy General Counsel of The Times Mirror Company	57	1998

Judith Shapiro	Senior Vice President and Chief Information Officer since July 1998; formerly a director of the Company from November 1997 until July 1998 and also Senior Vice President for Management Information Systems, Joseph E. Seagram & Sons, Inc.	53	1998

Kenneth W. Swanson	Senior Vice President, Print Manufacturing since December 1998; also President of Bowne Business Communications, Inc., a subsidiary of the Company	43	1998

Duncan P. Varty	Senior Vice President, Financial Print Operations since December 1998; also President of Bowne of Cleveland, Inc., a subsidiary of the Company	55	1998

	Principal Occupation		Officer
Name	During Past Five Years	Age	Since

C. Cody Colquitt	Vice President and Corporate Controller since February 1999; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company; theretofore Controller for Sammons Communications, Inc.	38	1999

Thomas P. Meola	Vice President, Finance since November 1996; previously Vice President, Finance and Corporate Controller of the Company	57	1987

Douglas F. Bauer	Counsel and Corporate Secretary	57	1986

William J. Coote	Treasurer since December 1998; formerly Assistant Treasurer from January 1998; previously Manager, Financial Analysis since November 1995; theretofore Director of Financial Analysis, Prudential Resources Management Inc.	45	1999

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

      To the best of the Company’s knowledge, none of the directors and officers of the Company failed to file on a timely basis any report on Forms 3, 4 and 5 which was required pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the Company’s most recent fiscal year.

Item 11.  Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated March 31, 2000, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated March 31, 2000, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Inapplicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Independent Auditors’ Report	15

Consolidated Statements of Income — Years Ended December 31, 1999, 1998 and 1997	16

Consolidated Balance Sheets as of December 31, 1999 and 1998	17

Consolidated Statements of Cash Flows — Years Ended December 31, 1999, 1998 and 1997	18

Consolidated Statements of Stockholders’ Equity — Year Ended December 31, 1999, 1998 and 1997	19

Notes to Consolidated Financial Statements	20-35

(2) Financial Statement Schedule — Years Ended December 31, 1999, 1998 and 1997

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable.

(3) Exhibits:

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 10, 1992)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (without appendices)
10.8	—	Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)

10.10	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Auditors
23.2	—	Consent of Ernst & Young LLP, Independent Auditors
23.3	—	Auditors’ Report on Schedule, KPMG, LLP
23.4	—	Report of Ernst & Young LLP, Independent Auditors
24	—	Powers of Attorney
27	—	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed
27.1	—	Financial Data Schedule, restated for 1998, which is submitted electronically to the Securities and Exchange Commission for information only and not filed
99	—	Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)
99.1	—	Amendment #1 to Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to Exhibit 99 in the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)

      (b)  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

By:	/s/ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board,
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 24, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. JOHNSON (Robert M. Johnson)	Chairman of the Board and Chief Executive Officer and President (and Director)	March 24, 2000

/s/ * (Carl J. Crosetto)	Executive Vice President (and Director)	March 24, 2000

/s/ DENISE K. FLETCHER (Denise K. Fletcher)	Senior Vice President and Chief Financial Officer	March 24, 2000

/s/ C. CODY COLQUITT (C. Cody Colquitt)	Vice President and Controller (Principal Accounting Officer)	March 24, 2000

/s/ * (Robert M. Conway)	Director	March 24, 2000

/s/ * (H. Marshall Schwarz)	Director	March 24, 2000

/s/ * (Wendell M. Smith)	Director	March 24, 2000

/s/ * (Lisa A. Stanley)	Director	March 24, 2000

/s/ * (Vincent Tese)	Director	March 24, 2000

Signature	Title	Date

/s/ * (Harry Wallaesa)	Director	March 24, 2000

/s/ * (Richard R. West)	Director	March 24, 2000

*By /s/ ROBERT M. JOHNSON (Robert M. Johnson)	Attorney-in-Fact

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(in thousands)

Allowance for doubtful accounts:

Year Ended December 31, 1999	$12,264	$7,004	$5,721	$13,547

Year Ended December 31, 1998	$12,441	$7,414	$7,591	$12,264

Year Ended December 31, 1997	$9,702	$7,871	$5,132	$12,441

(a)  Uncollectible accounts written off, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit
No.	Description

10.7	Supplemental Executive Retirement Plan effective as of January 1, 1999 (without appendices)

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Consent of Ernst & Young LLP, Independent Auditors

23.3	Auditors’ Report on Schedule, KPMG, LLP

23.4	Report of Ernst & Young LLP, Independent Auditors

24	Powers of Attorney

27	Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed

27.1	Financial Data Schedule, restated for 1998, which is submitted electronically to the Securities and Exchange Commission for information only and not filed