Form 10-Q
period 2000-03-31
BOWNE & CO INC
filed 2000-05-15
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 1-5842

BOWNE & CO., INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 345 Hudson Street New York, New York (Address of principal executive offices)	13-2618477 (IRS Employer Identification Number) 10014 (Zip Code)

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

[X] Yes [   ] No

      The number of shares outstanding of each of the issuer’s classes of common stock was 35,238,872 shares of common stock, par value $.01, outstanding as at May 12, 2000.

________________________________________________________________________________

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$285,148	$218,647

Expenses:

Cost of sales	174,669	135,122

Selling and administrative	82,911	65,079

Depreciation	11,259	9,883

Amortization	3,005	2,890

	271,844	212,974

Operating income	13,304	5,673

Interest expense	(1,357)	(1,601)

Other income, net	212	516

Income before income taxes	12,159	4,588

Income taxes	5,898	2,849

Net income	$6,261	$1,739

Earnings per share:

Basic	$.17	$.05

Diluted	$.17	$.05

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
	(000’s omitted)

Net income	$6,261	$1,739

Foreign currency translation adjustment	(1,377)	(638)

Net unrealized gains arising from marketable securities during the period, after deducting taxes of $1,135 for the period ended March 31, 2000	1,232	—

Comprehensive income	$6,116	$1,101

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$10,576	$30,458

Marketable securities	9,933	7,585

Trade accounts receivable, less allowance for doubtful accounts of $17,773 (2000) and $13,547 (1999)	280,717	219,271

Inventories	46,372	29,791

Prepaid expenses and other current assets	27,173	22,334

Total current assets	374,771	309,439

Property, plant and equipment, less accumulated depreciation and amortization of $202,249 (2000) and $192,757 (1999)	168,329	173,293

Goodwill and other intangible assets, less accumulated amortization of $27,663 (2000) and $26,244 (1999)	180,673	183,846

Other assets	12,469	12,046

Total assets	$736,242	$678,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$2,325	$2,026

Accounts payable	63,745	56,814

Employee compensation and benefits	61,319	74,086

Accrued expenses and other obligations	60,274	60,764

Total current liabilities	187,663	193,690

Long-term debt — net of current portion	114,691	47,281

Deferred employee compensation and benefits	39,333	34,460

Total liabilities	341,687	275,431

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued 39,618,760 shares (2000) and 39,606,810 shares (1999)	396	396

Additional paid-in capital	40,665	40,294

Retained earnings	383,136	378,885

Treasury stock, at cost, 3,790,381 shares (2000) and 2,693,175 shares (1999)	(29,462)	(16,347)

Accumulated other comprehensive loss, net	(180)	(35)

Total stockholders’ equity	394,555	403,193

Total liabilities and stockholders’ equity	$736,242	$678,624

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net income	$6,261	$1,739

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,259	9,883

Amortization	3,005	2,890

Changes in other assets and liabilities, net of non-cash transactions	(87,481)	(28,978)

Net cash used in operating activities	(66,956)	(14,466)

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(4,064)	(2,905)

Proceeds from sale of a division	5,000	—

Purchase of other investments	(1,000)	—

Proceeds from the sale of marketable securities and fixed assets	577	—

Purchase of property, plant and equipment	(6,019)	(13,207)

Net cash used in investing activities	(5,506)	(16,112)

Cash flows from financing activities:

Proceeds from borrowings	85,792	46,172

Payment of debt	(18,077)	(21,388)

Proceeds from stock options exercised	113	93

Purchase of treasury stock	(13,238)	—

Payment of dividends	(2,010)	(2,025)

Net cash provided by financing activities	52,580	22,852

Decrease in cash and cash equivalents	$(19,882)	$(7,726)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $46,372 at March 31, 2000 include raw materials of $13,065 and work-in-process of $33,307. At December 31, 1999, inventories of $29,791 included raw materials of $8,065 and work-in-process of $21,726.

      Note 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

	Three Months Ended
	March 31,

	2000	1999

Basic shares	36,461,778	36,778,161

Diluted shares	37,317,648	37,529,011

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At March 31, 2000, the fair value of marketable securities exceeded cost by $8,930. At December 31, 1999, the fair value of marketable securities exceeded cost by $6,563. The net unrealized gains, after deferred taxes, were $4,645 and $3,413 at March 31, 2000 and December 31, 1999, respectively.

      The foreign currency translation adjustment was $4,825 and $3,448 at March 31, 2000 and December 31, 1999, respectively.

      Note 5. During the first quarter of 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It was acquired for approximately $2.5 million and became part of the outsourcing segment.

      In addition, the Company recorded approximately $1.4 million as goodwill in connection with acquiring the remaining interests of certain previous acquisitions in the Internet consulting and development segment.

      During the first quarter of 2000, the Company sold the net assets of one of its divisions in the Internet segment for approximately $5 million. The proceeds approximated the net book value of the assets, comprised primarily of goodwill and other intangible assets.

      Note 6. At March 31, 2000, the Company had borrowings of $113 million under its $300 million unsecured five year revolving credit agreement, with a blended interest rate of approximately 6.4%. At December 31, 1999, the Company had borrowings of $45 million under this agreement.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Note 7. Segment Information

      The Company continues to focus its business on “Empowering Your Information,” a term used to define the management, repurposing and distribution of a client’s information. The Company manages and repurposes information for distribution by digital, Internet or paper media. It manages documents on the clients’ site or at its own facilities.

      The Company’s operations are classified into four reportable business segments: financial printing, outsourcing, globalization and Internet consulting and development. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Printing — transactional financial, corporate reporting, mutual fund, commercial and digital printing.

Outsourcing — document management solutions primarily for the legal and financial communities.

Globalization — translation, localization and content reengineering of software and technology products.

Internet Consulting and Development — integrated Internet applications primarily for the financial services sector.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before interest, taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses income before interest, taxes, and amortization expenses (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Intersegment sales are included at prevailing market prices. Segment performance is evaluated exclusive of the disposal of business units, other expenses, and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2000	1999

	(000’s omitted)

Segment sales:

Financial printing	$224,700	$166,469

Outsourcing	45,304	36,263

Globalization	12,719	12,920

Internet consulting and development	4,395	3,536

	287,118	219,188

Elimination of intersegment sales	(1,970)	(541)

Sales to external customers	$285,148	$218,647

EBITDA:

Financial printing	$34,208	$21,459

Outsourcing	1,334	1,492

Globalization	(3,290)	(1,763)

Internet consulting and development	(4,684)	(2,742)

Other	212	516

	$27,780	$18,962

Depreciation Expense:

Financial printing	$8,358	$7,099

Outsourcing	1,596	1,664

Globalization	763	792

Internet consulting and development	542	328

	$11,259	$9,883

EBITA:

Financial printing	$25,850	$14,360

Outsourcing	(262)	(172)

Globalization	(4,053)	(2,555)

Internet consulting and development	(5,226)	(3,070)

Other	212	516

	$16,521	$9,079

Amortization expense	(3,005)	(2,890)

Interest expense	(1,357)	(1,601)

Income before income taxes	$12,159	$4,588

Intersegment sales:

Financial printing	$188	$4

Outsourcing	711	379

Globalization	—	12

Internet consulting and development	1,071	146

	$1,970	$541

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continues to be strong. At March 31, 2000, the Company had a working capital ratio of 2.0 to 1 and working capital of $187,108, compared to a ratio of 1.6 to 1 and working capital of $115,749 at December 31, 1999. The increase in working capital is attributed to the higher levels of accounts receivable and inventory resulting from a large volume of activity in the latter part of the quarter.

Cash Flows

      The Company had net cash used in operating activities of $66,956 and $14,466 for the three months ended March 31, 2000, and 1999, respectively. This difference reflects larger increases in certain working capital (primarily accounts receivable and inventory). The increase in accounts receivable and inventory is primarily attributable to an increase in sales related to a large volume of activity in the latter part of the quarter.

      Net cash used in investing activities was $5,506 and $16,112 for the three months ended March 31, 2000 and 1999, respectively. The decrease was primarily the result of the timing of capital expenditures which were lower in the first quarter of 2000, compared with 1999.

      Net cash provided by financing activities was $52,580 and $22,852 for the three months ended March 31, 2000 and 1999, respectively. This increase was primarily a result of the higher net borrowings in the current year primarily used to fund a higher level of working capital, offset by cash used for the stock repurchase program.

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

      The Company decided to focus its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information anywhere in the world. The Company’s goal is to become the empowerer of its clients’ information to global companies. The Company is investing in building its resources outside the United States to enable it to provide worldwide information empowerment solutions to its global clients. While the Company is expanding and integrating these services outside the United States, these operations are anticipated to operate at a loss. We expect to continue to invest outside the United States as the Company builds its information solution offerings.

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

      Management plans to continue to invest in each of its four operating segments. The performance of each segment is discussed below.

  Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Financial Printing

      Sales increased $58,231, or 35%. The demand for financial printing services resulting from the strong capital markets during the first quarter of 2000 contributed significantly to the increase in sales. Transactional financial printing had increased revenues of $32,833 or 41%, while mutual fund printing grew $7,791 or 25%, and corporate reporting printing revenues increased $7,763, or 28%. These classes of service account for $48,387 of the total increase in the segment’s revenues.

      Gross margin contributed by this segment increased by $26,609, while the margin percentage grew by approximately one percentage point to 45%.

      Selling and administrative expenses increased $13,860, or 27% to $65,708. The increase is attributed to costs directly resulting from increased sales, such as selling and certain administrative expenses.

      EBITDA increased $12,749 to $34,208 as a result of the foregoing.

Outsourcing

      Sales increased $9,041, or 25%. This increase resulted from new customers as well as increased volume with existing customers.

      Gross margin from this segment increased $945 while the margin percentage decreased by two percentage points to 18%. The decrease in margin percentage is attributed in part to contract renewals at lower margin levels due to competitive pricing pressure during the latter part of 1999.

      Selling and administrative expenses increased $1,103 or 19%, but as a percent of sales actually decreased by approximately one percentage point to 15%.

      EBITDA from this segment decreased by $158 to $1,334.

Globalization

      Sales decreased $201, or 2%. Sales were weaker due in part to certain projects which were delayed by customers.

      EBITDA decreased $1,527 due to increased cost of sales and increased selling and administrative expenses. These costs increased as a result of a rise in productive capacity that was underutilized because of unexpected delays in certain customer projects.

Internet Consulting and Development

      Sales increased $859, or 24%. Several new projects during this quarter contributed to the increase.

      EBITDA decreased $1,942 as a result of increases in cost of sales and selling and administrative expenses. The increase in cost of sales reflects the additional expenditures related to expanding our professional staff that is expected to be utilized as customer demand increases. Administrative expenses such as hiring costs and salaries increased as the management team and infrastructure were enhanced.

Summary

      Net sales increased $66,501, or approximately 30%, to $285,148. The increase was primarily attributable to growth in financial printing and outsourcing. There was a $26,954 increase in gross margin, and the gross margin percentage increased approximately one percentage point to 39%. This increase was primarily attributable to financial printing.

      Selling and administrative expenses increased by $17,832, or 27%, to $82,911. This increase was due to the selling and administrative costs related to the increase in sales. As a percentage of sales, these expenses decreased approximately one percentage point to 29%.

      Depreciation increased $1,376, or 14%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization increased $115, or 4%.

      Interest expense decreased $244 primarily as a result of lower average borrowings under the revolving credit agreement in the current year’s quarter.

      Other income decreased by $304 primarily due to higher losses on foreign currency than were realized in the prior year.

      The effective overall tax rate for the quarter decreased from 62% to 49% due to increased non-deductible expenses (primarily amortization) as a smaller percentage of increased pre-tax income in the first quarter of 2000 compared to the first quarter of 1999. The income tax rate on pre-tax income before amortization expense was 38.9% and 38.1% for the periods ended March 31, 2000 and 1999, respectively.

      As a result of the foregoing, net income was $6,261 as compared to $1,739 for the same period last year.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

      (b)  The Company did not file any reports on Form 8-K for the quarter ended March 31, 2000.

II-1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer, and President)

Date: May 15, 2000

/s/ DENISE K. FLETCHER

Denise K. Fletcher
(Senior Vice President, Chief
Financial Officer)

Date: May 15, 2000

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Vice President and Controller)
(Principal Accounting Officer)

Date: May 15, 2000

II-2