Form 10-Q
period 2000-06-30
BOWNE & CO INC
filed 2000-08-14
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

[X]  Yes  [   ]  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,524,575 shares of common stock, par value $.01, outstanding as at August 11, 2000.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2000	1999

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$301,532	$272,509

Expenses:

Cost of sales	180,444	156,156

Selling and administrative	83,555	78,591

Depreciation	11,261	10,132

Amortization	2,826	2,950

	278,086	247,829

Operating income	23,446	24,680

Interest expense	(2,381)	(2,222)

Other (expense) income, net	(1,603)	596

Income before income taxes	19,462	23,054

Income taxes	8,733	9,887

Net income	$10,729	$13,167

Earnings per share:

Basic	$.30	$.35

Diluted	$.30	$.35

Dividends per share	$.055	$.055

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$586,680	$491,156

Expenses:

Cost of sales	355,113	291,278

Selling and administrative	166,466	143,670

Depreciation	22,520	20,015

Amortization	5,831	5,840

	549,930	460,803

Operating income	36,750	30,353

Interest expense	(3,738)	(3,823)

Other (expense) income, net	(1,391)	1,112

Income before income taxes	31,621	27,642

Income taxes	14,631	12,736

Net income	$16,990	$14,906

Earnings per share:

Basic	$.47	$.40

Diluted	$.46	$.40

Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Net income	$10,729	$13,167

Foreign currency translation adjustment	(616)	(304)

Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(3,089) and $3,564 for 2000 and 1999, respectively	(3,349)	3,758

Comprehensive income	$6,764	$16,621

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Net income	$16,990	$14,906

Foreign currency translation adjustment	(1,993)	(942)

Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(1,954) and $3,564 for 2000 and 1999, respectively	(2,117)	3,758

Comprehensive income	$12,880	$17,722

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$13,510	$30,458

Marketable securities	3,432	7,585

Trade accounts receivable, less allowance for doubtful accounts of $18,096 (2000) and $13,547 (1999)	278,988	219,271

Inventories	40,802	29,791

Prepaid expenses and other current assets	26,271	22,334

Total current assets	363,003	309,439

Property, plant and equipment, less accumulated depreciation and amortization of $212,467 (2000) and $192,757 (1999)	169,800	173,293

Goodwill and other intangible assets, less accumulated amortization of $30,412 (2000) and $26,244 (1999)	179,628	183,846

Other assets	9,052	12,046

Total assets	$721,483	$678,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$1,815	$2,026

Accounts payable	49,789	56,814

Employee compensation and benefits	65,326	74,086

Accrued expenses and other obligations	57,229	60,764

Total current liabilities	174,159	193,690

Long-term debt — net of current portion	127,308	47,281

Deferred employee compensation and benefits	38,228	34,460

Total liabilities	339,695	275,431

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued 39,639,110 shares (2000) and 39,606,810 shares (1999)	396	396

Additional paid-in capital	40,912	40,294

Retained earnings	391,927	378,885

Treasury stock, at cost, 5,440,280 shares (2000) and 2,693,175 shares (1999)	(47,302)	(16,347)

Accumulated other comprehensive loss, net	(4,145)	(35)

Total stockholders’ equity	381,788	403,193

Total liabilities and stockholders’ equity	$721,483	$678,624

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net income	$16,990	$14,906

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	22,520	20,015

Amortization	5,831	5,840

Changes in other assets and liabilities, net of non-cash transactions	(86,752)	(64,443)

Net cash used in operating activities	(41,411)	(23,682)

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(5,693)	(2,905)

Proceeds from sale of a division	5,000	—

Purchase of other investments	(1,000)	—

Proceeds from the sale of marketable securities and fixed assets	618	648

Purchase of property, plant and equipment	(19,507)	(22,427)

Net cash used in investing activities	(20,582)	(24,684)

Cash flows from financing activities:

Proceeds from borrowings	139,772	73,543

Payment of debt	(59,927)	(25,668)

Proceeds from stock options exercised	281	390

Purchase of treasury stock	(31,133)	—

Payment of dividends	(3,948)	(4,053)

Net cash provided by financing activities	45,045	44,212

Decrease in cash and cash equivalents	$(16,948)	$(4,154)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $40,802 at June 30, 2000 include raw materials of $8,665 and work-in-process of $32,137. At December 31, 1999, inventories of $29,791 included raw materials of $8,065 and work-in-process of $21,726.

      Note 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

	Three Months Ended
	June 30,

	2000	1999

Basic shares	35,254,886	36,834,295

Diluted shares	36,042,236	37,887,790

	Six Months Ended
	June 30,

	2000	1999

Basic shares	35,858,332	36,809,346

Diluted shares	36,679,032	37,718,046

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At June 30, 2000, the fair value of marketable securities exceeded cost by $2,493. At December 31, 1999, the fair value of marketable securities exceeded cost by $6,563. The net unrealized gains, after deferred taxes, were $1,296 and $3,413 at June 30, 2000 and December 31, 1999, respectively.

      The foreign currency translation adjustment was $5,441 and $3,448 at June 30, 2000 and December 31, 1999, respectively.

      Note 5. During the first quarter of 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It was acquired for approximately $2.5 million and became part of the outsourcing segment. This acquisition was accounted for using the purchase method of accounting. Goodwill in an amount approximately equal to the purchase price was recorded.

      In addition, the Company recorded approximately $3 million as goodwill in connection with acquiring the remaining interests of certain previous acquisitions in the Internet consulting and development, outsourcing, and globalization segments.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of 2000, the Company sold the net assets of one of its divisions in the Internet segment for approximately $5 million. The proceeds approximated the net book value of the assets, comprised primarily of goodwill and other intangible assets.

      Note 6. At June 30, 2000, the Company had borrowings of $126 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 6.7%. At December 31, 1999, the Company had borrowings of $45 million under this agreement.

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

Outsourcing — document management solutions primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS).

Globalization — translation, localization and content reengineering of software and technology products. This segment is commonly referred to as Bowne Global Solutions (BGS).

Internet Consulting and Development — integrated Internet applications primarily for the financial services sector. This segment is commonly referred to as Immersant.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,

	2000	1999

	(000’s omitted)

Segment Sales:

Financial printing	$235,463	$216,560

Outsourcing	46,204	39,440

Globalization	16,917	13,977

Internet consulting and development	5,040	3,303

	303,624	273,280

Elimination of intersegment sales	(2,092)	(771)

Sales to external customers	$301,532	$272,509

EBITDA:

Financial printing	$40,608	$42,502

Outsourcing	2,485	1,997

Globalization	(837)	(1,928)

Internet consulting and development	(4,723)	(4,809)

Other	(1,603)	596

	$35,930	$38,358

Depreciation expense:

Financial printing	$8,253	$7,414

Outsourcing	1,544	1,615

Globalization	878	747

Internet consulting and development	586	356

	$11,261	$10,132

EBITA:

Financial printing	$32,355	$35,088

Outsourcing	941	382

Globalization	(1,715)	(2,675)

Internet consulting and development	(5,309)	(5,165)

Other	(1,603)	596

	$24,669	$28,226

Amortization expense	(2,826)	(2,950)

Interest expense	(2,381)	(2,222)

Income before income taxes	$19,462	$23,054

Intersegment sales:

Financial printing	$140	$109

Outsourcing	648	472

Globalization	104	95

Internet consulting and development	1,200	95

	$2,092	$771

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2000	1999

	(000’s omitted)

Segment Sales:

Financial printing	$460,163	$383,030

Outsourcing	91,508	75,702

Globalization	29,636	26,897

Internet consulting and development	9,435	6,839

	590,742	492,468

Elimination of intersegment sales	(4,062)	(1,312)

Sales to external customers	$586,680	$491,156

EBITDA:

Financial printing	$74,816	$63,961

Outsourcing	3,819	3,489

Globalization	(4,127)	(3,691)

Internet consulting and development	(9,407)	(7,551)

Other	(1,391)	1,112

	$63,710	$57,320

Depreciation expense:

Financial printing	$16,611	$14,513

Outsourcing	3,140	3,279

Globalization	1,640	1,539

Internet consulting and development	1,129	684

	$22,520	$20,015

EBITA:

Financial printing	$58,205	$49,448

Outsourcing	679	210

Globalization	(5,767)	(5,230)

Internet consulting and development	(10,536)	(8,235)

Other	(1,391)	1,112

	$41,190	$37,305

Amortization expense	(5,831)	(5,840)

Interest expense	(3,738)	(3,823)

Income before income taxes	$31,621	$27,642

Intersegment sales:

Financial printing	$334	$113

Outsourcing	1,359	851

Globalization	98	107

Internet consulting and development	2,271	241

	$4,062	$1,312

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continues to be strong. At June 30, 2000, the Company had a working capital ratio of 2.1 to 1 and working capital of $188,844, compared to a ratio of 1.6 to 1 and working capital of $115,749 at December 31, 1999. The increase in working capital is attributed to the higher levels of accounts receivable and inventory. The increase in accounts receivable results from an increase in sales and the days sales outstanding (DSO) returning to its average from the seasonal low at year-end. DSO is calculated by dividing accounts receivable by quarterly sales and multiplying by 90 days.

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

Cash Flows

      The Company’s net cash used in operating activities was $41,411 and $23,682 for the six months ended June 30, 2000, and 1999, respectively. This difference reflects a larger increase in accounts receivable. The increase in accounts receivable is attributed to the increase in sales related to a larger volume of activity in the second quarter.

      Net cash used in investing activities was $20,582 and $24,684 for the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily the result of the timing of capital expenditures which were lower in the first half of 2000, compared with 1999.

      Net cash provided by financing activities was $45,045 and $44,212 for the six months ended June 30, 2000 and 1999, respectively. This change was the result of higher net borrowings in the current year, offset by cash used for the stock repurchase program.

Share Repurchase Program

      In January 2000, the Board of Directors authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock option plans. During the first six months of 2000, the Company purchased approximately $2.8 million shares, at an average price of $11.18.

      In August 2000, the Board of Directors authorized an extension of the Company’s stock repurchase program to acquire up to an additional $20 million of outstanding common stock.

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

Prospective Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and measuring them at fair value.

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

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company’s fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.” The Company does not expect that SAB 101 will have a material effect on its financial position or results of operations.

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25(FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company is currently evaluating the impact, if any of FIN 44.

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

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past four years the Company has expanded its service offerings.

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

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. “EBITDA” and “EBITA” are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not replacement measures of operating performance as determined in accordance with generally accepted accounting principles.

      Management plans to continue to invest in each of its four operating segments. The performance of each segment is discussed below.

  Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Financial Printing

      Sales increased $18,903, or 9%. The demand for financial printing services resulting from the strong capital markets during the first two months of the second quarter of 2000 contributed significantly to the increase in sales. For the quarter, transactional financial printing had increased revenues of $6,708 or 7%, while commercial printing grew $4,323 or 23%, and mutual fund printing revenues increased $8,536, or 24%. These classes of service account for $19,567 of the total increase in the segment’s revenues offset by a small decrease in the other classes of service.

      Gross margin contribution of this segment increased by $388, while the margin percentage decreased by approximately three percentage points to 45%. The Company experienced lower levels of activity during the latter part of the second quarter. The decrease in utilization caused margins to decline.

      Selling and administrative expenses increased $2,282, or 4%, to $64,669; however, as a percent of sales, these expenses decreased by approximately one percentage point to 28%. The increase is attributed to costs directly resulting from increased sales, such as selling and certain administrative expenses.

      EBITDA decreased $1,894 to $40,608 as a result of the foregoing.

Outsourcing

      Sales increased $6,764, or 17%. This increase resulted from new customers as well as increased volume with existing customers.

      Gross margin from this segment increased $1,190 while the margin percentage remained consistent at 21%.

      Selling and administrative expenses increased $702 or 11%; however, as a percent of sales, these expenses decreased by approximately one percentage point to 16%.

      EBITDA from this segment increased by $488 to $2,485.

Globalization

      Sales increased $2,940 or 21%. The quarter ended June 30, 2000 benefitted from the completion of projects which had been delayed by customers during the first quarter of 2000.

      The increase in cost of sales and selling and administrative expenses of $1,849 related to additional personnel required to produce and manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA loss decreased by $1,091 to a loss of $837.

Internet Consulting and Development

      Sales increased $1,737, or 53%. Several new projects during this quarter contributed to the increase.

      Gross margin from this segment increased $508 while the margin percentage increased by approximately 6 percentage points to 17%.

      Selling and administrative expenses increased $422 or 8%, primarily as a result of increased selling expenses associated with a higher level of sales.

      EBITDA increased $86 primarily as a result of an improved gross margin percentage of 17% versus 11% in 1999.

Summary

      Net sales increased $29,023, or approximately 11%, to $301,532. The increase was primarily attributable to growth in financial printing and outsourcing. There was a $4,735 increase in gross margin; however, the gross margin percentage decreased approximately three percentage points to 40%. This decrease was primarily attributable to financial printing.

      Selling and administrative expenses increased by $4,964, or 6%, to $83,555. This increase was due to the selling and administrative costs related to the increase in sales. As a percentage of sales, these expenses decreased approximately one percentage point to 28%.

      Depreciation increased $1,129, or 11%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization decreased $124, or 4%.

      Interest expense increased $159 as a result of higher average borrowings and a higher average interest rate in the current year.

      Other expense (net) increased by $2,199 primarily due to an accrual in connection with a matter in litigation.

      The effective overall income tax rate for the quarter increased from 43% to 45% due to increased goodwill and other amortization expense as a percentage of pre-tax income. The income tax rate on pre-tax income before amortization expense increased from 38% to 39% for the quarters ended June 30, 2000 and 1999, respectively.

      As a result of the foregoing, net income was $10,729 as compared to $13,167 for the same period last year.

  Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Financial Printing

      Sales increased $77,133, or 20%. The demand for financial printing services resulting from the strong capital markets during the first five months of 2000 contributed significantly to the increase in sales. Transactional financial printing had increased revenues of $39,214 or 22%, while commercial printing grew $10,639 or 32%, and mutual fund printing revenues increased $17,054, or 26%. These classes of service account for $66,907 of the total increase in the segment’s revenues.

      Gross margin contributed by this segment increased by $26,997, while the margin percentage decreased by approximately two percentage points to 45%.

      Selling and administrative expenses increased $16,142, or 14%, to $130,377; however, as a percent of sales, these expenses decreased by approximately two percentage points to 28%. The increase is attributed to costs directly resulting from increased sales, such as selling and certain administrative expenses.

      EBITDA increased $10,855 to $74,816 as a result of the foregoing.

Outsourcing

      Sales increased $15,806, or 21%. This increase resulted from new customers as well as increased volume with existing customers.

      Gross margin from this segment increased $2,135 while the margin percentage decreased by one percentage point to 20%.

      Selling and administrative expenses increased $1,805 or 15%; however, as a percent of sales, these expenses decreased by approximately one percentage point to 16%.

      EBITDA from this segment increased by $330 to $3,819.

Globalization

      Sales increased $2,739, or 10%. Sales were stronger as a result of additional projects for existing customers.

      Cost of sales and selling and administrative expenses increased $3,175. These costs increased primarily as a result of a rise in productive capacity. During the second quarter, costs also increased due to compensation and selling costs associated with increased sales.

      EBITDA decreased $436 primarily as a result of underutilization in the first quarter.

Internet Consulting and Development

      Sales increased $2,596, or 38%. Several new projects during this period contributed to the increase.

      Gross margin from this segment increased $643 while the margin percentage increased by approximately 3 percentage points to 16%.

      Selling and administrative expenses increased $2,499 or 30%, as hiring costs and salaries increased as the management team and infrastructure were enhanced.

      EBITDA decreased $1,856 as a result of increases in cost of sales and selling and administrative expenses.

Summary

      Net sales increased $95,524, or approximately 19%, to $586,680. The increase was primarily attributable to growth in financial printing and outsourcing. There was a $31,689 increase in gross margin; however, the gross margin percentage decreased approximately one percentage point to 39%. This decrease was primarily attributable to financial printing.

      Selling and administrative expenses increased by $22,796, or 16%, to $166,466. This increase was due to the selling and administrative costs related to the increase in sales. As a percentage of sales, these expenses decreased approximately one percentage point to 28%.

      Depreciation increased $2,505, or 13%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization remained consistent at $5,831.

      Other expense (net) increased by $2,503 primarily due to an accrual in connection with a matter in litigation.

      The effective overall income tax rate for the first six months remained constant at 46%. The income tax rate on pre-tax income before amortization expense increased from 38% to 39% for the periods ended June 30, 2000 and 1999, respectively.

      As a result of the foregoing, net income was $16,990 as compared to $14,906 for the same period last year.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

      (b)  The Company did not file any reports on Form 8-K for the six months ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director), Chief Executive Officer, and President)

Date: August 14, 2000

/s/ DENISE K. FLETCHER

Denise K. Fletcher
(Senior Vice President, Chief Financial Officer)

Date: August 14, 2000

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Vice President and Controller) (Principal Accounting Officer)

Date: August 14, 2000