Form 10-Q
period 2000-09-30
BOWNE & CO INC
filed 2000-11-14
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

[X] Yes  [   ]  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,244,932 shares of common stock, par value $.01, outstanding as at November 10, 2000.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,

	2000	1999

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$266,080	$240,350

Expenses:

Cost of sales	167,529	143,791

Selling and administrative	71,511	69,757

Depreciation	10,983	10,294

Amortization	2,802	2,690

	252,825	226,532

Operating income	13,255	13,818

Interest expense	(2,407)	(1,750)

Other (expense) income, net	(80)	(432)

Income before income taxes	10,768	11,636

Income taxes	5,249	5,992

Net income	$5,519	$5,644

Earnings per share:

Basic	$.16	$.15

Diluted	$.16	$.15

Dividends per share	$.055	$.055

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$852,760	$731,506

Expenses:

Cost of sales	522,642	435,069

Selling and administrative	237,977	213,427

Depreciation	33,503	30,309

Amortization	8,633	8,530

	802,755	687,335

Operating income	50,005	44,171

Interest expense	(6,145)	(5,573)

Other (expense) income, net	(1,471)	680

Income before income taxes	42,389	39,278

Income taxes	19,880	18,728

Net income	$22,509	$20,550

Earnings per share:

Basic	$.64	$.56

Diluted	$.63	$.55

Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Net income	$5,519	$5,644

Foreign currency translation adjustment	(2,097)	1,239

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $667 and $(276) for 2000 and 1999, respectively	723	(299)

Comprehensive income	$4,145	$6,584

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Net income	$22,509	$20,550

Foreign currency translation adjustment	(4,090)	297

Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(1,287) and $3,288 for 2000 and 1999, respectively	(1,394)	3,459

Comprehensive income	$17,025	$24,306

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$22,922	$30,458

Marketable securities	4,822	7,585

Trade accounts receivable, less allowance for doubtful accounts of $15,585 (2000) and $13,547 (1999)	241,415	219,271

Inventories	40,727	29,791

Prepaid expenses and other current assets	30,807	22,334

Total current assets	340,693	309,439

Property, plant and equipment, less accumulated depreciation and amortization of $219,773 (2000) and $192,757 (1999)	167,308	173,293

Goodwill and other intangible assets, less accumulated amortization of $32,967 (2000) and $26,244 (1999)	177,376	183,846

Other assets	9,010	12,046

Total assets	$694,387	$678,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$2,199	$2,026

Accounts payable	58,634	56,814

Employee compensation and benefits	66,599	74,086

Accrued expenses and other obligations	48,603	60,764

Total current liabilities	176,035	193,690

Long-term debt — net of current portion	103,071	47,281

Deferred employee compensation and other benefits	40,225	34,460

Total liabilities	319,331	275,431

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued shares 39,641,460 (2000) and 39,606,810 shares (1999)	396	396

Additional paid-in capital	41,023	40,294

Retained earnings	395,602	378,885

Treasury stock, at cost, 6,379,528 shares (2000) and 2,693,175 shares (1999)	(56,446)	(16,347)

Accumulated other comprehensive loss, net	(5,519)	(35)

Total stockholders’ equity	375,056	403,193

Total liabilities and stockholders’ equity	$694,387	$678,624

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net income	$22,509	$20,550

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	33,503	30,309

Amortization	8,633	8,530

Changes in other assets and liabilities, net of non-cash transactions	(52,403)	(58,939)

Net cash provided by operating activities	12,242	450

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(6,300)	(6,092)

Proceeds from sale of a division	5,000	—

Purchase of other investments	(1,000)	(1,000)

Proceeds from the sale of marketable securities and fixed assets	901	683

Purchase of property, plant and equipment	(28,624)	(35,095)

Net cash used in investing activities	(30,023)	(41,504)

Cash flows from financing activities:

Proceeds from borrowings	174,415	102,695

Payment of debt	(118,359)	(59,692)

Proceeds from stock options exercised	303	484

Purchase of treasury stock	(40,322)	—

Payment of dividends	(5,792)	(6,083)

Net cash provided by financing activities	10,245	37,404

Decrease in cash and cash equivalents	$(7,536)	$(3,650)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $40,727 at September 30, 2000 include raw materials of $8,850 and work-in-process of $31,877. At December 31, 1999, inventories of $29,791 included raw materials of $8,065 and work-in-process of $21,726.

      Note 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

	Three Months Ended
	September 30,

	2000	1999

Basic shares	33,626,354	36,862,783

Diluted shares	34,359,852	37,630,111

	Nine Months Ended
	September 30,

	2000	1999

Basic shares	35,073,482	36,827,158

Diluted shares	35,862,452	37,679,606

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2000, the fair value of marketable securities exceeded cost by $3,882. At December 31, 1999, the fair value of marketable securities exceeded cost by $6,563. The net unrealized gains, after deferred taxes, were $2,019 and $3,413 at September 30, 2000 and December 31, 1999, respectively.

      The foreign currency translation adjustment was $7,538 and $3,448 at September 30, 2000 and December 31, 1999, respectively.

      Note 5. During the first quarter of 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It was acquired for approximately $2.5 million and became part of the outsourcing segment. This acquisition was accounted for using the purchase method of accounting. Goodwill was recorded in an amount approximately equal to the purchase price.

      In addition, the Company recorded approximately $4 million as goodwill in connection with acquiring the remaining interests of certain previous acquisitions in the Internet consulting and development, outsourcing, and globalization segments.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of 2000, the Company sold the net assets of one of its divisions in the Internet segment for approximately $5 million. The proceeds approximated the net book value of the assets, comprised primarily of goodwill and other intangible assets.

      Note 6. At September 30, 2000, the Company had borrowings of $102 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 7%. At December 31, 1999, the Company had borrowings of $45 million under this agreement.

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

Internet Consulting and Development—integrated Internet applications primarily for the financial services sector. This segment is commonly referred to as Immersant.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,

	2000	1999

	(000’s omitted)

Segment Sales:

Financial printing	$195,401	$181,341

Outsourcing	49,404	41,286

Globalization	19,270	16,240

Internet consulting and development	4,011	2,808

	268,086	241,675

Elimination of intersegment sales	(2,006)	(1,325)

Sales to external customers	$266,080	$240,350

EBITDA:

Financial printing	$28,426	$28,506

Outsourcing	2,535	2,369

Globalization	1,264	(491)

Internet consulting and development	(5,185)	(3,582)

Other	(80)	(432)

	$26,960	$26,370

Depreciation expense:

Financial printing	$8,293	$7,503

Outsourcing	1,537	1,582

Globalization	891	830

Internet consulting and development	262	379

	$10,983	$10,294

EBITA:

Financial printing	$20,133	$21,003

Outsourcing	998	787

Globalization	373	(1,321)

Internet consulting and development	(5,447)	(3,961)

Other	(80)	(432)

	$15,977	$16,076

Amortization expense	(2,802)	(2,690)

Interest expense	(2,407)	(1,750)

Income before income taxes	$10,768	$11,636

Intersegment sales:

Financial printing	$120	$163

Outsourcing	542	623

Globalization	17	78

Internet consulting and development	1,327	461

	$2,006	$1,325

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2000	1999

	(000’s omitted)

Segment Sales:

Financial printing	$655,564	$564,371

Outsourcing	140,912	116,988

Globalization	48,906	43,137

Internet consulting and development	13,446	9,647

	858,828	734,143

Elimination of intersegment sales	(6,068)	(2,637)

Sales to external customers	$852,760	$731,506

EBITDA:

Financial printing	$103,242	$92,467

Outsourcing	6,354	5,858

Globalization	(2,863)	(4,182)

Internet consulting and development	(14,592)	(11,133)

Other	(1,471)	680

	$90,670	$83,690

Depreciation expense:

Financial printing	$24,904	$22,016

Outsourcing	4,677	4,861

Globalization	2,532	2,369

Internet consulting and development	1,390	1,063

	$33,503	$30,309

EBITA:

Financial printing	$78,338	$70,451

Outsourcing	1,677	997

Globalization	(5,395)	(6,551)

Internet consulting and development	(15,982)	(12,196)

Other	(1,471)	680

	$57,167	$53,381

Amortization expense	(8,633)	(8,530)

Interest expense	(6,145)	(5,573)

Income before income taxes	$42,389	$39,278

Intersegment sales:

Financial printing	$454	$276

Outsourcing	1,901	1,474

Globalization	115	185

Internet consulting and development	3,598	702

	$6,068	$2,637

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continue to be strong. At September 30, 2000, the Company had a working capital ratio of 1.9 to 1 and working capital of $164,658, compared to a ratio of 1.6 to 1 and working capital of $115,749 at December 31, 1999.

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, provide for the payment of dividends, provide for the stock repurchase program, and meet the debt service requirements.

Cash Flows

      The Company’s net cash provided by operating activities was $12,242 and $450 for the nine months ended September 30, 2000, and 1999, respectively. This difference reflects a smaller increase in accounts receivable and inventory, compared with 1999.

      Net cash used in investing activities was $30,023 and $41,504 for the nine months ended September 30, 2000 and 1999, respectively. The decrease was primarily the result of the timing of capital expenditures which were lower through the third quarter of 2000, as compared with 1999.

      Net cash provided by financing activities was $10,245 and $37,404 for the nine months ended September 30, 2000 and 1999, respectively. This change was the result of cash used for the stock repurchase program, offset by higher net borrowings in the current year.

Share Repurchase Program

      In January 2000, the Board of Directors authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock option plans. During the first nine months of 2000, the Company purchased approximately 3.7 million shares, at an average price of $10.84.

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

      In June, 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amends SFAS 133 and is to be adopted concurrently with SFAS 133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

      In December, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB 101A and SAB 101B, is effective for the Company’s fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.” The Company does not expect the application of SAB 101 to have a material effect on its financial position or results of operations, nor does it expect to report a change in accounting principle resulting from its application.

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25(FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. Effective July 1, 2000, the Company adopted FIN 44 and it has not had a material impact on the Company’s consolidated financial position or results of operations.

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

      The Company is in the final stages of implementing a global financial software solution as part of its overall strategy to standardize and improve its financial reporting systems globally. This system has the capability of being able to report, pay, and receive currencies using the euro as its functional currency. The costs associated with the euro conversion are anticipated to be minimal since this functionality is part of a delivered system. Thus, the cost of conversion should not have a material effect on the Company.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past four years the Company has expanded its service offerings and focused its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information anywhere in the world.

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. “EBITDA” and “EBITA” are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not replacement measures of operating performance as determined in accordance with generally accepted accounting principles. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. This evaluation includes management’s plans to continue to invest in each of its four operating segments. The performance of each segment is discussed below.

  Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

Financial Printing

      Sales increased $14,060, or 8%. Demand for domestic transactional financial printing was relatively flat during the third quarter of 2000, as compared to 1999. However, the international capital markets continued to experience a high volume of activity. For the quarter, transactional financial printing increased revenues $9,159 or 9%, primarily because of growth in our international unit. Commercial printing grew $7,529 or 71% as a result of the Company’s efforts to improve utilization. These classes of service account for $16,688 of the total increase in the segment’s revenues, offset primarily by a decrease in corporate printing of $3,152, or 14%.

      Gross margin contribution of this segment increased by $801, while the margin percentage decreased by approximately three percentage points to 43%. The Company experienced lower levels of transactional financial printing activity during the beginning and end of the third quarter. The resulting decrease in utilization caused margins to decline.

      Selling and administrative expenses increased $881, or 2%, to $54,748; however, as a percent of sales, these expenses decreased by approximately two percentage points to 28%.

      EBITDA decreased $80 to $28,426 as a result of the foregoing.

Outsourcing

      Sales increased $8,118, or 20%. This increase resulted primarily from new customers.

      Gross margin from this segment increased $591 while the margin percentage decreased approximately two percentage points to 19%. The decrease in margin percentage is attributed in part to contract renewals at lower margin levels due to competitive pricing pressure during the latter part of 1999.

      Selling and administrative expenses increased $425 or 7%; however, as a percent of sales, these expenses decreased by approximately two percentage points to 14%.

      EBITDA from this segment increased by $166 to $2,535.

Globalization

      Sales increased $3,030 or 19% as a result of an increased volume of completed jobs and contract work during the period.

      The increase in cost of sales and selling and administrative expenses of $1,336 related to additional costs required to produce and manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA increased to $1,264 from a loss of $491.

Internet Consulting and Development

      Sales increased $1,203, or 43%. Several new projects during this quarter contributed to the increase, as well as an increase in average project amount. A significant portion of this increase results from projects completed for the other segments. Cost of sales increased by a similar amount as existing resources remain under utilized. Resource deployment is being evaluated in conjunction with management’s review of this segment.

      Selling and administrative expenses increased $1,623 or 45%, primarily as a result of increased selling expenses associated with a higher level of sales.

      EBITDA decreased $1,603 as a result of the foregoing.

Summary

      Net sales increased $25,730, or approximately 11%, to $266,080. The increase was primarily attributable to growth in financial printing and outsourcing. There was a $1,992 increase in gross margin; however, the gross margin percentage decreased approximately three percentage points to 37%. This decrease was primarily attributable to financial printing.

      Selling and administrative expenses increased by $1,754, or 3%, to $71,511. This increase was due to the selling and administrative costs related to the increase in sales. As a percentage of sales, these expenses decreased approximately two percentage points to 27%.

      Depreciation increased $689, or 7%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization increased $112, or 4%.

      Interest expense increased $657 as a result of higher average borrowings and a higher average interest rate in the current year.

      Other expense (net) decreased by $352 primarily due to lower losses on foreign currency than were realized in the prior year.

      The effective overall income tax rate for the quarter decreased from 51% to 49% and the income tax rate on pre-tax income before amortization expense decreased from 42% to 39%. The decrease was due to a change in the geographic distribution of pre-tax income from jurisdictions with higher rates to those with lower tax rates.

      As a result of the foregoing, net income was $5,519 as compared to $5,644 for the same period last year.

  Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Financial Printing

      Sales increased $91,193, or 16%. The demand for financial printing services resulting from the strong capital markets during the first five months of 2000 contributed significantly to the increase in sales. Transactional financial printing had increased revenues of $48,373 or 17%, while commercial printing grew $18,168 or 41%, and mutual fund printing revenues increased $17,232, or 18%. These classes of service account for $83,773 of the total increase in the segment’s revenues.

      Gross margin contributed by this segment increased by $27,645, while the margin percentage decreased by approximately two percentage points to 44%, primarily due to lower utilization rates in the third quarter of 2000.

      Selling and administrative expenses increased $16,870, or 10%, to $185,125; however, as a percent of sales, these expenses decreased by approximately two percentage points to 28%. The increase is primarily attributed to selling expenses directly resulting from increased sales.

      EBITDA increased $10,775 to $103,242 as a result of the foregoing.

Outsourcing

      Sales increased $23,924, or 20%. This increase resulted from new customers as well as increased volume with existing customers.

      Gross margin from this segment increased $2,800 while the margin percentage decreased approximately two percentage points to 19%. The decrease in margin percentage is attributed in part to contract renewals at lower margin levels due to competitive pricing pressure during the latter part of 1999.

      Selling and administrative expenses increased $2,304 or 13%; however, as a percent of sales, these expenses decreased by approximately one percentage point to 15%.

      EBITDA from this segment increased by $496 to $6,354.

Globalization

      Sales increased $5,769, or 13%. Sales were stronger as a result of additional projects for existing customers.

      Cost of sales and selling and administrative expenses increased $4,520. These costs increased primarily as a result of a rise in productive capacity. During the second and third quarters, costs also increased due to compensation and selling costs associated with increased sales.

      EBITDA increased $1,319 to a loss of $2,863.

Internet Consulting and Development

      Sales increased $3,799, or 39%. Several new projects during this period contributed to the increase, as well as an increase in average project amount.

      Gross margin from this segment increased $691 while the margin percentage increased by approximately 3 percentage points to 11%.

      Selling and administrative expenses increased $4,150 or 35%, as hiring costs and salaries increased as the management team and infrastructure were enhanced.

      EBITDA decreased $3,459 as a result of increases in cost of sales and selling and administrative expenses.

Summary

      Net sales increased $121,254, or approximately 17%, to $852,760. The increase was primarily attributable to growth in financial printing and outsourcing. There was a $33,681 increase in gross margin; however, the gross margin percentage decreased approximately two percentage points to 39%. This decrease was primarily attributable to financial printing.

      Selling and administrative expenses increased by $24,550, or 12%, to $237,977. This increase was due to the selling and administrative costs related to the increase in sales. As a percentage of sales, these expenses decreased approximately one percentage point to 28%.

      Depreciation increased $3,194, or 11%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization increased $103.

      Interest expense increased $572 as a result of higher average borrowings and a higher average interest rate in the current year.

      Other expense (net) increased by $2,151 primarily due to an accrual in connection with a matter in litigation.

      The effective overall income tax rate for the first nine months decreased from 48% to 47% and the income tax rate on pre-tax income before amortization expense was 39% in each period.

      As a result of the foregoing, net income was $22,509 as compared to $20,550 for the same period last year.

Quantitative and Qualitative Disclosure about Market Risk

      The Company’s market risk is principally associated with trends in the equity markets for capital market transactions, interest rate fluctuations related to its debt obligations and fluctuations in foreign currency. Any such market risk is not considered significant by the Company.

      The Company’s transactional financial printing service is affected by conditions in the world’s capital markets, a market risk the Company has managed by expanding other financial printing services and other business segments.

      To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. The Company continues to address the risks posed by exchange rate fluctuations.

PART II

OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

      (b)  The Company did not file any reports on Form 8-K for the nine months ended September 30, 2000.

II-1

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON
_________________________________________ Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer, and President)

Date: November 14, 2000

/s/ C. CODY COLQUITT
_________________________________________ C. Cody Colquitt
(Vice President and Controller)
(Principal Accounting Officer)

Date: November 14, 2000

II-2