Form 10-K405
period 2000-12-31
BOWNE & CO INC
filed 2001-03-27
CIK 13610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

None

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 16, 2001, was $333,965,732. For purposes of the foregoing calculation, the Registrant’s Employees’ Stock Purchase Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.

      The number of shares outstanding of each of the Registrant’s classes of common stock was 33,025,256 shares of Common Stock outstanding as at March 16, 2001.

Documents Incorporated by Reference

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement Anticipated to be dated March 30, 2001	Part III, Items 11-12 Part IV, Item 14

PART I

Item 1.  Business

      The Registrant was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. (The Registrant and its subsidiaries are hereinafter collectively referred to as the “Company”, “We” or “Our” unless otherwise noted.)

      During the past five years the Company has focused its business on the managing, repurposing and distribution of a client’s information to any audience, through any medium, in any language, anywhere in the world. The Company now offers its customers an integrated way to design and manage their information flows to take advantage of the latest technologies for creating, storing, moving, presenting, and utilizing information in any combination of paper and electronic forms. It manages documents on a client’s site or at its own facilities. It provides business services and solutions for transactional financial, corporate reporting and mutual fund printing, as well as providing digital database management and printing, document management outsourcing, globalization, translation and integrated Internet applications, among others.

      The Company currently operates the following business segments:

Financial Printing — Consisting of transactional financial, corporate reporting, mutual fund, commercial and digital printing.

Outsourcing — Consisting of document management solutions primarily for the legal and financial communities.

Globalization — Consisting of translation, localization and content reengineering of software and technology products.

Internet Consulting and Development — Consisting of integrated Internet applications primarily for the financial services sector.

      Segment revenues, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2000, 1999 and 1998, are shown in Note 15 of the Notes to Consolidated Financial Statements.

Financial Printing

      Transactional financial printing includes registration statements, prospectuses, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. Corporate reporting includes interim reports, regular proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Form 10-K and other forms, and stock exchange listing applications. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements, and marketing-related materials.

      The Company receives its clients’ information in a myriad of formats and repurposes it for distribution typically in print, digital or Internet formats. One of the Company’s newer print solution offerings, digital printing, assists customers by providing their individual clients with high-speed, customized periodic statements or other on-demand printing. Such customers include mutual funds, stock brokers, investment banks, retail banks and other financial institutions that manage multi-option client portfolios as well as healthcare providers, insurance companies and others that manage 401(k) and other retirement plans, and employers that offer multiple benefit options to their employees.

      The Company provides some commercial printing which consists of annual reports, sales and marketing literature, point of purchase materials, market letters, newsletters and other custom-printed matter.

      The Company also provides language translation of written documents, including highly confidential legal and financial documents.

      The Company’s international financial printing business provides virtually identical services as those delivered by its domestic operations. International print capabilities are delivered either by the Company or through a number of strategic alliances.

Outsourcing

      By combining a 1998 acquisition, Donnelly Enterprise Solutions Incorporated (DESI), with its own unit, the Company offers outsourcing of document management principally to the financial services and legal communities. Outsourcing includes the on-site management of document-building and reproduction operations at customers’ facilities, off-site backup of those same services, specialized applications of graphics and presentation technologies, desktop publishing, systems management, scanning and coding services and digital file and case management systems. This segment is commonly referred to as Bowne Business Solutions (BBS).

Globalization

      The Company’s globalization services principally focus on the worldwide technology industry providing linguistic and technical adaptation of software, hardware, multimedia products and websites, linguistic/usability testing and verification of end-customer ready products, design, development and systems integration expertise for multi-language web sites and the re-engineering software for use in countries other than the country of original development. This segment is commonly referred to as Bowne Global Solutions (BGS).

Internet Consulting and Development

      The domestic market for the services offered by this segment has been impacted by the collapse of many dot.com businesses, the slowing spending on Internet projects by established companies and an overall lengthening of the sales cycle of Internet consulting. In recognition of this slowdown, management has restructured this segment, decreased its resources, addressed the remaining carrying value of the business and repositioned its remaining business.

      This segment, commonly referred to as Immersant, has been re-focused on opportunities in the market for global web development. Working in partnership with the globalization segment, Immersant has targeted customers who maintain a multi-cultural Internet presence.

      This business manages the customer’s Internet lifecycle that includes: e-business strategy consulting, web content management, creation, design, development and maintenance, useability research and analysis, personalization, and other services. This business provides services principally to the financial services, insurance and digital entertainment and e-learning markets.

      For each of the last three fiscal years, the Company’s financial printing business segment has accounted for the largest share of consolidated total net sales, as shown below:

	Year Ended December 31,

Type of Service	2000	1999	1998

Transactional financial printing	40%	42%	42%

Corporate reporting printing	11	12	14

Mutual fund printing	13	12	12

Commercial printing	7	6	10

Digital printing and other	5	5	4

Financial Printing	76	77	82

Outsourcing	17	16	10

Globalization	6	6	6

Internet consulting and development	1	1	2

	100%	100%	100%

      We have facilities to serve customers throughout the United States, Canada, Europe, Latin America, South America and Asia.

      Although substantial investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

      The Company maintains conference rooms and telecommunications capabilities at many of its financial printing offices for use by customers while jobs are in progress. On-site conveniences are also provided to customers which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company maintains facilities and stations staff at the customers’ own premises. The Company’s globalization activities are conducted in a number of countries around the world. The Company’s Internet consulting activities are conducted in three primary locations. In addition, the Company uses an extensive electronic communications network which facilitates data handling and makes collaboration practicable among customers at different sites.

Competition

      The Company believes that it offers a unique array of information empowerment solutions to its clients. However, competition of the various individual services described above is intense, not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product and supporting services are factors in this competition. The Company’s customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies.

      In transactional financial, corporate reporting and mutual fund printing, the Company competes directly with a number of other financial printers having the same degree of specialization. Some of those financial printers operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Although there is no published information available to determine its exact share of the total financial printing market, the Company believes it is the largest in terms of sales volume in this field. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

      In commercial printing, the Company competes with general commercial printers, which are far more numerous than those in the financial printing market. The digital printing unit faces diverse competition from a variety of industries including other printers, transfer agents, banks and Internet consultants.

      The field of document management outsourcing also has a great deal of competition, with some participants having been established in this field much longer than the Company. Furthermore, the costs of entry into this market are much lower than those associated with the Company’s other business activities.

      Finally, with respect to its globalization and Internet service offerings, the Company has a large number of competitors. Some of them have offered their services to the same potential customers for a longer time, but none of them has acquired a dominant market position. Considerable consolidation is occurring presently in these business areas, and some of the organizations making acquisitions in these fields have resources comparable to or greater than those of the Company.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

      The Company’s transactional financial printing service is affected by conditions in the world’s capital markets. Sales and net income depend upon the volume of public financings, particularly equity offerings which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. The corporate reporting revenue is seasonal as the greatest number of proxy statements and regulatory reports are required to be printed during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet maximum work loads. However, mutual fund printing, commercial printing and digital printing are not considered to be as cyclical or seasonal.

      In the first quarter of the year, the globalization segment revenues are seasonally low due to the relatively high volume of consumer products that ship in the fourth quarter of any given year.

      While the globalization segment and the previously discussed services of the financial printing segment are seasonal or cyclical, the Company’s other business segments — outsourcing and Internet consulting — are less cyclical or seasonal.

Research and Development

      The Company maintains a research and development capability to evaluate, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to develop and install enhancements to the Company’s proprietary systems. Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing documents. In order to serve the customers of its globalization and Internet services, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

Patents and Other Rights

      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company has many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name “Bowne.” The Company owns the service marks “Empowering Information” and “Empowering Your Information” and trademarks BowneLink, FundSmith and Immersant.

Sales and Marketing

      The Company employs approximately 360 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations. They also provide advice and assistance to customers. The Company regularly advertises in financial newspapers and trade publications and conducts sales promotion by mail and by presentations at seminars and trade shows.

Customers and Backlog of Orders

      The Company has no significant long-term contracts with its customers. During the fiscal year ended December 31, 2000, no customer accounted for 10% or more of the Company’s sales. However, one customer, Microsoft, is significant to the globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial printing segment, the Company maintains a backlog of customers preparing for initial public offerings (“IPOs”). This IPO backlog is highly dependent on the capital markets.

Employees

      At December 31, 2000, the Company had approximately 8,500 employees. Relations with the Company’s employees are considered to be good. Less than three percent of the Company’s employees are members of various unions. The Company provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

Suppliers

      The Company purchases various materials and services from a number of suppliers, of which the most important items are paper, computer hardware, copiers, software and peripherals, communication equipment and services, and electrical energy. The Company purchases paper from paper mills and from paper merchants. The Company has experienced no difficulty to date in obtaining an adequate supply of these materials and services. Alternate sources of supply are presently available. However, a severe paper or multi-market energy shortage could have an adverse effect upon many of the Company’s operations.

Foreign Sales

      The Company conducts foreign operations in Canada, Europe, Latin America, South America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Sales derived from foreign countries other than Canada were approximately 15% of the Company’s total sales in 2000, 13% in 1999 and 11% in 1998. During 2000, 1999 and 1998 sales derived from foreign countries other than Canada totaled $162, $131 and $96 million, respectively. The financial printing segment had $109, $87 and $52 million in these years, respectively. The globalization segment had sales of $52 million in 2000, and $44 million each in 1999 and 1998. Canadian sales were approximately 6% of the Company’s total sales in 2000, 7% in 1999, and 8% in 1998. During 2000, 1999, and 1998 sales derived from Canada totaled $71, $70, and $70 million, respectively.

Item 2.  Properties

      Information regarding the material facilities of the Company, as of December 31, 2000, five of which were leased and ten of which were owned in fee, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street	2006	Customer service center, general office	222,000
New York, NY		space, computer center, and corporate headquarters.

99 Caven Point	2003	Warehouse and fulfillment center.	158,000
Jersey City, NJ

800 Central Blvd.	2009	Digital printing plant and	130,000
Carlstadt, NJ		general office space.

60 Gervais Drive	2003	Typesetting, printing plant and	71,000
Don Mills (Toronto),		general office space.
Ontario, Canada

60 Queen Victoria Street	2020	Customer service center and general	30,000
London, England		office space.

5021 Nimtz Parkway	Owned	Printing plant and	127,000
South Bend, IN		general office space.

1200 Oliver Street	Owned	Typesetting, printing plant and	110,000
Houston, TX		general office space.

215 County Avenue	Owned	Printing plant and general	105,000
Secaucus, NJ		office space.

2103 East University Drive	Owned	Printing plant and general	103,000
Dominguez Hills, CA		office space.

325 West Ohio Street	Owned	Typesetting, printing plant and	100,000
Chicago, IL		general office space.

411 D Street	Owned	Typesetting, printing plant and	73,000
Boston, MA		general office space.

	Year
	Lease		Square
Location	Expires	Description	Footage

1241 Superior Avenue	Owned	Typesetting, printing plant and	73,000
Cleveland, OH		general office space.

1931 Market Center Blvd.	Owned	Typesetting and general office space	68,000
Dallas, TX

5400 Chemin SL François	Owned	Typesetting, printing plant and	55,000
St. Laurent (Montreal),		general office space.
Quebec, Canada

1500 North Central Avenue	Owned	Typesetting, printing plant and	50,000
Phoenix, AZ		general office space.

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright. The outsourcing solutions business leases most of its machinery and equipment over a term of three-five years. Reference is made to Note 13 of the Notes to Consolidated Financial Statements.

Item 3.  Pending Legal Proceedings

      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Share Prices

      As of July 1, 1999, the Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE”; prior to this date the Company’s stock traded on the American Stock Exchange. The following is the range of high and low share prices as reported by the New York Stock Exchange and American Stock Exchange and dividends paid per share for calendar 2000 and 1999 by year and quarters.

	Range of		Range of		Dividends
	Share Prices		Share Prices		Per
	High		Low		Share

2000

Fourth quarter	$11		$7	7/8	$.055

Third quarter	10	7/8	8	5/8	.055

Second quarter	13	1/4	9	1/16	.055

First Quarter	14	3/8	10	3/8	.055

Calendar year	14	3/8	7	7/8	$.22

1999

Fourth quarter	$13	3/4	$10	3/8	$.055

Third quarter	14	1/2	11	13/16	.055

Second quarter	19	7/16	11	1/2	.055

First Quarter	17	1/2	11	1/16	.055

Calendar year	19	7/16	10	3/8	$.22

      The number of holders of record of the Company’s common stock on March 16, 2001 was approximately 1,396.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share information)

						Two Months
	Year Ended December 31,				Year Ended	Ended
					October 31,	December 31,
	2000	1999	1998	1997	1996	1996

Operating Data

Net sales	$1,113,536	$1,010,790	$847,566	$716,647	$501,369	$90,218

Expenses:

Cost of sales	690,941	608,668	487,954	392,120	276,141	49,467

Selling and administrative	316,298	291,137	251,632	203,362	133,194	26,831

Depreciation	43,754	41,104	34,375	27,991	20,621	4,599

Amortization	11,525	11,373	7,551	1,678	626	117

Restructuring and asset impairment charges	19,200	—	—	—	—	—

Purchased in-process research and development and other charges	—	—	9,025	6,991	—	—

Operating income	31,818	58,508	57,029	84,505	70,787	9,204

Gain on sale of subsidiary	—	—	—	35,273	—	—

Interest expense	(7,254)	(6,282)	(5,492)	(1,621)	(677)	(120)

Other (expense) income, net	(1,531)	1,010	2,878	2,456	4,905	228

Income before income taxes	23,033	53,236	54,415	120,613	75,015	9,312

Income taxes	16,025	25,423	27,288	51,070	32,512	4,128

Net income	$7,008	$27,813	$27,127	$69,543	$42,503	$5,184

Balance Sheet Data

Current assets	$314,508	$309,439	$276,064	$285,504	$234,903	$245,821

Current liabilities	$180,966	$193,690	$160,638	$120,639	$87,541	$98,966

Working capital	$133,542	$115,749	$115,426	$164,865	$147,362	$146,855

Current ratio	1.74 to 1	1.60 to 1	1.72 to 1	2.37 to 1	2.68 to 1	2.48 to 1

Net plant and equipment	$171,938	$173,293	$166,367	$138,933	$128,583	$131,983

Total assets	$660,215	$678,624	$642,298	$500,653	$385,822	$408,267

Long-term debt	$85,676	$47,281	$74,887	$2,537	$2,495	$2,424

Stockholders’ equity	$353,554	$403,193	$378,819	$358,600	$280,734	$291,556

Per Share (Adjusted for 1998 Stock Split)

Net income:

Basic	$.20	$.76	$.74	$1.92	$1.21	$.15

Diluted	$.20	$.74	$.72	$1.87	$1.20	$.15

Dividends	$.22	$.22	$.20	$.18	$.18	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

      Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. These factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

•	Loss or retirement of key executives, employees or technical personnel.

•	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

•	Natural events and acts of God such as earthquakes, fires or floods.

•	The ability of the Company to integrate the operations of acquisitions into its operations.

•	General economic or capital market conditions affecting the demand for transactional financial printing.

Liquidity and Capital Resources

      The Company’s financial position continues to reflect strong liquidity. On December 31, 2000, the Company had a working capital ratio of 1.74 to 1 and working capital of $133,542. On December 31, 1999, the Company had a working capital ratio of 1.60 to 1 and working capital of $115,749. The increase in working capital was primarily the result of cash generated from operations.

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to finance future acquisitions and capital expenditures, provide for the payment of dividends, provide for the stock repurchase program, and meet the debt service requirements. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      At December 31, 2000, capital commitments primarily consisted of the remaining balance to be expended on the Company’s expansion of their New Jersey production facilities of approximately $3 million. It is expected that cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to finance these capital commitments, as well as our 2001 capital expenditures program. Over the last several years, the Company has had capital expenditures ranging from $40 million to $50 million; 2001 capital expenditures are also anticipated to be within that scope.

Cash Flows

      The Company had net cash provided by operating activities of $56,652, $96,770, and $101,916 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 reflects the impact of a lower net income of approximately $21 million, an increase in prepaid expenses and other current assets during 2000 as opposed to a decrease during 1999 (accounting for a change of approximately $22 million), and a decrease in accounts payable during 2000 as opposed to an increase in that category during 1999 (accounting for a change of approximately $21 million). The increase in prepaid expenses and other current assets results from a net overpayment of estimated income taxes and equipment deposits awaiting reimbursement under the master lease agreement at December 31, 2000. The lower level of accounts payable results from the decreased sales in the fourth quarter of 2000 when compared to 1999. These are offset by a decrease in accounts receivable (net) during 2000 as opposed to an increase during 1999 (accounting for a change of approximately $27 million). The decrease in accounts receivable at December 31, 2000 from 1999 reflects lower sales volume in the fourth quarter of 2000. The decrease in 1999 from 1998 reflects the impact of a higher level of accounts receivable at year-end 1999 resulting from increased sales levels, partially offset by a decrease in prepaid expenses and an increase in accounts payable and accrued employee compensation.

      Net cash used in investing activities was $44,809, $56,213, and $166,390 for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 was primarily a result of decreased capital expenditures, as well as the proceeds recognized from the sale of a subsidiary (see Note 2). The decrease in 1999 was primarily as a result of 1998 acquisitions (in excess of 1999 by approximately $115,000).

      Net cash (used in) provided by financing activities was $(11,999), $(33,900), and $47,629 for the years ended December 31, 2000, 1999 and 1998, respectively. The change in 2000 is a result of higher net borrowings resulting from a lower level of cash provided by operations, partially offset by decreased cash used in investing activities. The change in 1999 was a result of the higher net repayments of debt in 1999, and the fact that higher proceeds from borrowings in 1998 were necessary to finance the Company’s acquisitions.

      During the year ended December 31, 2000, the Company used approximately $43 million dollars to repurchase shares of its common stock, in accordance with the Board of Directors authorization of the Company’s stock repurchase program. These funds were provided through net borrowings during 2000.

Foreign Exchange

      The Company derives a portion of its revenues from various foreign sources. The Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies, primarily denominated in euros, pound sterling and Canadian dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a net translation loss of $4,311 in its accumulated comprehensive income section of the Stockholder’s Equity statement for the year 2000. This loss is primarily attributed to the fluctuation in value between the US dollar and the euro, pound sterling and Canadian dollar.

Prospective Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. SFAS 133 standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring recognition of those instruments as assets and liabilities and to measure them at fair value. SFAS 133 was subsequently amended by Statement of Financial Accounting Standards No. 137 (“SFAS 137”), “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of Financial Accounting Standards Board (FASB) Statement 133,” and will now be effective for fiscal years beginning after June 15, 2000. SFAS 133 will therefore be effective for the Company in the year 2001. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

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

Impact of the Euro Conversion

      On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced, and by July 1, 2002, legacy currencies will no longer be legal tender.

      The Company has implemented a global financial software solution as part of its overall strategy to standardize and improve its financial reporting systems globally. This system has the capability of being able to report, pay, and receive currencies using the euro as its functional currency. The costs associated with the euro conversion are anticipated to be minimal since this functionality is part of the existing system. Thus, the cost of conversion should not have a material effect on the Company.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by the cyclical nature of the capital markets. Over the past few years the Company has expanded its service offerings.

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

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. In addition to measures of operating performance determined in accordance with generally accepted accounting principles, management also uses EBITDA and EBITA to evaluate performance. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization expense. EBITA is defined as earnings before interest, income taxes and amortization expense. Other income and expense and one-time charges are components of EBITDA and EBITA that are generally not used by management to monitor the operating results of a segment. EBITDA and EBITA are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not a replacement measure of operating performance as determined in accordance with generally accepted accounting principles.

      Consistent with its focus on expanding various service offerings to clients and empowering information, the Company made a number of acquisitions in 1998 in the outsourcing, globalization and Internet consulting and development business segments. These acquisitions, along with the resources allocated to integrate these services, had an impact on the results of operations during 2000 and 1999. Revenues (as a percentage of the total Company’s revenues) relating to the financial printing segment represent 76% in 2000, compared to 77% and 82% in 1999 and 1998, respectively.

Year ended December 31, 2000 compared to Year ended December 31, 1999

     Financial Printing

      Sales increased $60,626, or 8% for the year ended December 31, 2000. The largest class of service in this segment, transactional financial, grew 4% or $15,982 to $441,330 in 2000 sales. During the first six months of the year, this service experienced revenue growth of 22% over the same period in the prior year. Most of the growth is attributed to the robust domestic capital markets during the first four months of the year. Conversely, during the second half of the year this service offering decreased 9% compared to the same period in the prior year. We believe this is consistent with the overall contraction in the market. The international capital markets sustained growth over the entire year and is the primary reason that our international (overseas) revenues, which grew at a 25% rate, grew at a faster rate than our overall revenue growth rate for the segment. We believe that our share of the international transactional financial printing market has grown.

      The domestic capital market has experienced a significant reduction in the number of transactions being successfully completed. In particular, the market for initial public offerings has severely constricted. While we continue to maintain our share of this market, the reduced activity has impacted our revenues particularly in the last six months of 2000. While the market may not necessarily return to its previous level, we don’t believe this decline is permanent; however it is expected to continue into 2001. The resources that the Company commits to the transactional financial market are significant and management continues to balance our resources with these market conditions. During the fourth quarter, the Company responded to the lower levels of activity in the capital markets by reducing its staffing and other operating expenses. A restructuring charge of $2,106 was incurred to implement this program.

      Mutual fund services and digital printing sales increased by $27,508 over the prior year as these groups grew 19% over 1999 for a 2000 total of $173,484. These services continue to be the fastest growing service offerings in the financial printing segment. These services are important because they provide a more stable volume of work than transactional financial and we expect these services to be less cyclical. Most of the work performed for clients in these markets is driven by long term partnerships and supported by contract. While the market for mutual fund printing is relatively stable and mature, the market for our digital services is growing significantly. In the mutual fund market, we continue to build our share of the business while in the digital market, the Company is participating in a growing market.

      Commercial printing revenues increased by $19,529 or 31% over the prior year as a result of the Company’s efforts to maintain pressroom utilization.

      Gross margin contributed by this segment increased by $10,614 while the margin percentage slid two percentage points to 43%. The margins in the transactional financial service were negatively impacted by inconsistent resource utilization due to the volatility of the capital markets. In particular, our utilization declined as the domestic capital markets experienced a significant slowdown during the second half of the year. In addition, the faster growing services of mutual fund and digital printing contributed at a lower marginal rate. The gross margin percentage of mutual fund services remained consistent while digital printing gross margin percentage improved as a result of higher utilization of its productive capacity.

      Selling and administrative expenses increased $11,876, or 5%, to $242,988; however, as a percent of sales, these expenses decreased by approximately one percentage point to 29%. The increase was primarily due to costs directly related to increased sales, such as selling expenses (including commissions) and certain variable administrative expenses. Administrative expenses that are not tied to sales volume decreased as a result of our cost containment programs implemented throughout the second half of the year.

      EBITDA before the restructuring charge of $2,106 decreased $1,262 to $120,450 as a result of the foregoing.

     Outsourcing

      Sales increased $31,793, or 20% for the year ended December 31, 2000. A number of significant new clients were contracted with during 2000. We continue to increase our share of our target market, the professional services industry, including law firms, investment banks and consulting firms. Within existing customers, we benefited from increased volumes in unit-driven services.

      Gross margin from this segment increased $3,583 while the margin percentage decreased by approximately two percentage points to 19%. The decrease in margin percentage is attributed in part to contract renewals at lower margin levels due to competitive pricing pressure during the latter part of 1999.

      Selling and administrative expenses increased $2,229 or 9%, but as a percent of sales actually decreased one percentage point, from 16% of sales in 1999 to 15% of sales in 2000. Administrative expenses grew during 2000 as we focused on developing our product offerings in higher value services such as desktop publishing, litigation support and information technology services. This investment is expensed as incurred but is expected to result in overall higher margins as the Company successfully markets these services to both new and existing customers.

      EBITDA increased $1,354 to $8,969 as a result of the foregoing.

     Globalization

      Sales increased by $10,043, or 17% from 1999. Our globalization segment provides two primary services, software localization and web site content management. Our revenue growth in this market was consistent throughout the year except in the first quarter due to two factors: this is typically a seasonally slow quarter, and a large project was delayed by a customer. The content management service focuses on customers who require an ongoing localization of new content for their web-site. The globalization market appears to be growing significantly, and the Company is successfully winning a share of this growth.

      Gross margin increased 35% or $5,248 to $20,251, while the margin percentage increased by three percentage points from 1999 to 29%. This was achieved by the streamlining of certain processes, improving our resource utilization and focusing on our more profitable services and customer contracts.

      Selling and administrative expenses increased $2,343; however, as a percent of sales, these expenses decreased by approximately one percentage point to 32%.

      As a result of the foregoing, the EBITDA loss for the segment decreased $2,904 to a loss of $1,508.

     Internet Consulting and Development

      Sales increased by $3,907, or 31% from 1999. In the first nine months of the year, this segment experienced revenue growth of $3,799 or 39%. The rapid growth of demand for Internet consulting slowed during the third quarter as customers became more deliberate with their spending and the sales cycle lengthened. This slowdown continued throughout the fourth quarter of 2000.

      Gross margin was $2,227, an increase of $1,028 from the prior year, while gross margin percentage increased by approximately four percentage points from 10% in the prior year to 14% in 2000.

      Selling and administrative expenses increased by $8,712 to $23,841. The increase in expense is related to our investment in production management systems, integration and repositioning costs related to our restructuring of this unit, and costs related to the increase in sales.

      The EBITDA loss before restructuring and impairment charges of $17,094 increased by $7,684 to $21,614 in 2000 primarily as a result of the increase in selling and administrative expenses.

      In response to decreased activity in this market, management determined that a reduction in its staffing and related office closings were required. In addition, the carrying value of its intangible assets was deemed impaired. As outlined below, the Company incurred an impairment charge related to its goodwill.

     Other, including Restructuring and Impairment Charges

      In the fourth quarter of 2000, the Company recorded $19,200 in pre-tax restructuring and goodwill impairment charges in connection with the Company’s plans to align its cost structure with customer demand, as well as combining the operations of the content business unit of the globalization segment with those of the Internet consulting and development segment. The charges included an impairment charge of $13,660 to goodwill and other intangibles of the Internet consulting and development segment recorded in connection with certain of the Company’s acquisitions, based on an evaluation of the recoverability of carrying amounts. During this quarter, conditions were identified by the Company which necessitated this impairment assessment for these assets. Among these conditions, the significant deterioration of the market value of our publicly traded competitors is noted. The estimated fair value of these assets was evaluated using the market value method. The remaining carrying value of the intangible assets of the Internet segment is approximately $10 million. Management will continue to evaluate and monitor this carrying value as this business is repositioned with the globalization segment, as previously discussed.

      The restructuring charges totaled $5,540 with the Internet segment recognizing $3,434 and the financial printing segment recognizing $2,106. The restructuring included a reduction in workforce of approximately 100 employees in the Internet consulting and development business and approximately 200 in the financial print group. The restructuring also included the closing of two of Immersant’s offices, including write-downs of property and equipment. These reductions in fixed and variable costs are expected to lead to cost savings in excess of $20 million in 2001.

     Summary

      As a result of the foregoing, overall sales increased by 10% to $1,113,536, an increase of $102,746. Most of the increase was related to the financial printing and outsourcing segments. The increase in sales contributed to a $20,473 growth in gross margin. However, the gross margin percentage decreased by two percentage points to 38%, primarily as a result of our lower margins in the financial print and outsourcing segments.

      Selling and administrative expenses increased $25,161 to $316,298. The increase was due to costs related to increased sales. As a percentage of total sales, these expenses were reduced by one percentage point to 28%.

      Depreciation and amortization expense increased $2,802, or approximately 5%, principally resulting from the expansion of facilities, the acquisition of equipment and additional investments in technology.

      There were $19,200 in restructuring and impairment charges in 2000, as previously explained.

      Operating income was $31,818 for 2000, compared with $58,508 in 1999, a decrease of $26,690 primarily related to the restructuring and impairment charges.

      Interest expense increased by $972, a 15% increase, resulting primarily from higher interest rates in the current year.

      Other expense (net) was $1,531, as compared to other income (net) of $1,010 in the prior year primarily due to an accrual in connection with a matter in litigation.

      The effective overall income tax rate increased from 48% to 70% because the Company incurred a non-deductible goodwill impairment charge and the other permanent differences remained constant while growing as a percentage of the decreased pre-tax income from 1999 to 2000.

      As a result of the foregoing, net income was $7,008 compared to $27,813 for the same period last year, a decrease of $20,805.

Year ended December 31, 1999 compared to Year ended December 31, 1998

     Financial Printing

      Sales increased $84,718, or 12% for the year ended December 31, 1999. The largest class of service in this segment, transactional financial, grew 21% or $73,095 to $425,348 in 1999 sales. Mutual fund services and digital printing sales increased by $32,180 over the prior year as these groups grew 28% over 1998 for a 1999 total of $145,976. Corporate reporting revenues grew at a slower rate than the segment as a whole, and commercial printing revenues decreased.

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

     Outsourcing

      Sales increased $78,209, or 95%. This was primarily the result of having the full year impact of the DESI acquisition in 1999. The DESI acquisition was completed on July 1, 1998. Sales increased 22% in the second half of 1999 compared with the second half of 1998.

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

     Globalization

      Sales increased by $3,300, or 6% from 1998. Management focused on improving gross margin during 1999; therefore the increase in revenue was smaller than prior periods.

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

     Internet Consulting and Development

      Sales decreased by $1,994, or 14% from 1998. Sales volume was affected as attention was taken away from sales and marketing and directed toward integration efforts and strengthening the senior management team.

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

Item 7A:  Market Risk Exposure

      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment and to a limited degree, in the outsourcing segment. This includes trends in the initial public offerings market, an important component of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency.

Item 8.  Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bowne & Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2000, and 1999 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York

February 14, 2001

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share information)

Net sales	$1,113,536	$1,010,790	$847,566

Expenses:

Cost of sales	690,941	608,668	487,954

Selling and administrative	316,298	291,137	251,632

Depreciation	43,754	41,104	34,375

Amortization	11,525	11,373	7,551

Restructuring and asset impairment charges	19,200	—	—

Purchased in-process research and development and other charges	—	—	9,025

	1,081,718	952,282	790,537

Operating income	31,818	58,508	57,029

Interest expense	(7,254)	(6,282)	(5,492)

Other (expense) income, net	(1,531)	1,010	2,878

Income before income taxes	23,033	53,236	54,415

Income taxes	16,025	25,423	27,288

Net income	$7,008	$27,813	$27,127

Net Income Per Share:

Basic	$.20	$.76	$.74

Diluted	$.20	$.74	$.72

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2000	1999

	(In thousands, except
	share information)

Assets

Current assets:

Cash and cash equivalents	$30,302	$30,458

Marketable securities	1,645	7,585

Accounts receivable, less allowance for doubtful accounts of $15,206 (2000) and $13,547 (1999)	215,897	219,271

Inventories	32,560	29,791

Prepaid expenses and other current assets	34,104	22,334

Total current assets	314,508	309,439

Property, plant and equipment at cost, less accumulated depreciation of $222,936 (2000) and $192,757 (1999)	171,938	173,293

Other assets:

Goodwill and other intangible assets, net of accumulated amortization of $34,140 (2000) and $26,244 (1999)	159,100	183,846

Deferred income taxes	6,461	4,420

Other	8,208	7,626

Total assets	$660,215	$678,624

Liabilities and Stockholders’ Equity

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$1,546	$2,026

Accounts payable	47,759	56,814

Employee compensation and benefits	71,945	74,086

Accrued expenses and other obligations	59,716	60,764

Total current liabilities	180,966	193,690

Other liabilities:

Long-term debt — net of current portion	85,676	47,281

Deferred employee compensation and benefits	40,019	34,460

Total liabilities	306,661	275,431

Commitments and contingencies

Stockholders’ equity:

Preferred stock:
Authorized 2,000,000 shares, par value $.01

Issuable in series—none issued	—	—

Common stock:
Authorized 60,000,000 shares, par value $.01

Issued 39,656,460 shares (2000) and 39,606,810 shares (1999)	397	396

Additional paid-in capital	41,172	40,294

Retained earnings	378,273	378,885

Treasury stock, at cost, 6,684,128 shares (2000) and 2,693,175 shares (1999)	(58,898)	(16,347)

Accumulated other comprehensive loss, net	(7,390)	(35)

Total stockholders’ equity	353,554	403,193

Total liabilities and stockholders’ equity	$660,215	$678,624

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Cash flows from operating activities:

Net income	$7,008	$27,813	$27,127

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	43,754	41,104	34,375

Amortization	11,525	11,373	7,551

Asset impairment charges	13,660	—	—

Provision for doubtful accounts	10,634	7,004	7,414

Loss on disposal of fixed assets	661	419	1,162

Gain on sales of securities and other investments	(104)	(417)	(1,592)

Provision for deferred employee compensation	6,643	6,256	3,997

Deferred income taxes	(2,041)	(1,613)	(2,709)

Other	1,112	(4,434)	4,189

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(7,260)	(37,805)	10,131

Inventories	(2,769)	802	6,048

Prepaid expenses and other current assets	(11,770)	10,475	(11,661)

Accounts payable	(9,055)	11,507	10,996

Employee compensation and benefits	(2,141)	14,483	11,103

Accrued expenses and other obligations	(3,205)	9,803	(6,215)

Net cash provided by operating activities	56,652	96,770	101,916

Cash flows from investing activities:

Purchase of property, plant and equipment	(44,114)	(49,881)	(50,218)

Proceeds from the sale of fixed assets	1,127	867	678

Acquisition of businesses, including covenants not to compete, net of proceeds from sale of LANSystems division and cash acquired	(5,937)	(6,467)	(120,323)

Proceeds from sale of subsidiary	5,000	—	—

Purchase of marketable securities and other investments	(1,000)	(1,412)	(3,275)

Proceeds from sales of marketable securities and other investments	115	680	6,748

Net cash used in investing activities	(44,809)	(56,213)	(166,390)

Cash flows from financing activities:

Proceeds from borrowings	223,166	118,951	162,844

Payment of debt	(185,185)	(145,222)	(109,870)

Proceeds from stock options exercised	414	484	2,682

Payment of dividends	(7,620)	(8,113)	(7,349)

Purchase of treasury stock	(42,774)	—	(678)

Net cash (used in) provided by financing activities	(11,999)	(33,900)	47,629

Net (decrease) increase in cash and cash equivalents	(156)	6,657	(16,845)

Cash and Cash Equivalents — Beginning	30,458	23,801	40,646

Cash and Cash Equivalents — End	$30,302	$30,458	$23,801

See Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2000, 1999, and 1998

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income	Stock	Total

	(In thousands, except per share information)

Balance January 1, 1998	$392	$36,489	$339,407	$(1,734)	$(15,954)	$358,600

Comprehensive income:

Net income			27,127			27,127

Foreign currency translation adjustment				(996)		(996)

Unrealized losses on securities:

Unrealized holding losses arising during the period				(129)		(129)

Less: reclassification adjustment for gains included in net income				(1,592)		(1,592)

Income tax expense related to items of other comprehensive income				730		730

Comprehensive income						25,140

Cash dividends ($.20 per share)			(7,349)			(7,349)

Issuance of stock for acquisitions		153			118	271

Acquisition of treasury stock					(678)	(678)

Noncash stock compensation		153				153

Exercise of stock options	3	2,679				2,682

Balance December 31, 1998	395	39,474	359,185	(3,721)	(16,514)	378,819

Comprehensive income:

Net income			27,813			27,813

Foreign currency translation adjustment				375		375

Unrealized gains on securities:

Unrealized holding gains arising during the period				6,784		6,784

Less: reclassification adjustment for gains included in net income				(417)		(417)

Income tax expense related to items of other comprehensive income				(3,056)		(3,056)

Comprehensive income						31,499

Cash dividends ($.22 per share)			(8,113)			(8,113)

Issuance of stock for acquisitions		149			406	555

Acquisition of treasury stock					(255)	(255)

Noncash stock compensation		188			16	204

Exercise of stock options	1	483				484

Balance December 31, 1999	396	40,294	378,885	(35)	(16,347)	403,193

Comprehensive income:

Net income			7,008			7,008

Foreign currency translation adjustment				(4,311)		(4,311)

Unrealized losses on securities:

Unrealized holding losses arising during the period				(5,751)		(5,751)

Less: reclassification adjustment for gains included in net income				(104)		(104)

Income tax benefit related to items of other comprehensive income				2,811		2,811

Comprehensive loss						(347)

Cash dividends ($.22 per share)			(7,620)			(7,620)

Acquisition of treasury stock					(42,774)	(42,774)

Noncash stock compensation		465			223	688

Exercise of stock options	1	413				414

Balance December 31, 2000	$397	$41,172	$378,273	$(7,390)	$(58,898)	$353,554

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

(In thousands, except per share information and where noted)

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

  Revenue Recognition

      For substantially all services, revenues are recognized when products or services are delivered to customers or completed. Revenues for the Internet segment are recognized as services are rendered or as our fees are collected when there is uncertainty as to the customers’ ability to pay.

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

  Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method. The following table summarizes the components of property, plant and equipment:

	December 31,

	2000	1999

Land and buildings	$78,767	$77,256

Machinery and plant equipment	85,494	85,751

Computer equipment and software	133,923	115,204

Furniture, fixtures and vehicles	41,426	40,236

Leasehold improvements	55,264	47,603

	394,874	366,050

Less accumulated depreciation	(222,936)	(192,757)

Net	$171,938	$173,293

      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years

Machinery and plant equipment	3-12 1/2 years

Computer equipment and software	1-5 years

Furniture and fixtures	3-12 1/2 years

Vehicles	3-5 years

Leasehold improvements	Shorter of useful life or term of lease

      The Company follows American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. Capitalized software totaled approximately $13 million in both 2000 and 1999 and $8 million in 1998 related to software development costs pertaining to improvements in the financial printing business’ typesetting, pricing, and billing systems, as well as the development of a workflow system for its localization business and the installation of a financial reporting system.

  Intangible Assets

      Intangible assets acquired in business combinations accounted for by the purchase method of accounting are capitalized and amortized over their expected useful life as a noncash charge against future results of operations.

      The Company amortizes goodwill using the straight-line method over forty years for its printing acquisitions, thirty years for its outsourcing acquisitions, and twenty-five years for its globalization acquisitions. Through the end of 2000, fifteen years was used by the Company for its Internet solutions acquisitions; however, in connection with the Company’s assessment of this business and goodwill, the amortization period was revised to five years. This revised period will be applied prospectively, and will result in an increase in goodwill amortization expense of approximately $300 after giving effect to the goodwill impairment charge. Noncompete agreements are amortized over the life of the agreement, which is three to five years. The realizability of goodwill and other intangibles is evaluated periodically to determine the recoverability of carrying amounts. During the fourth quarter of 2000, the Company determined that goodwill at its Internet solutions segment was impaired and provided for an impairment charge of $13,660 (see Note 16). The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment.

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

      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 2000, the cumulative amount of undistributed foreign earnings was approximately $68 million.

  Net Income Per Share

      The Company applies FASB Statement 128 “Earnings per Share.” Net income is calculated for basic earnings per share based on the average number of shares outstanding and for diluted earnings per share as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

adjusted for the assumed conversion of all potentially dilutive securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

      The following table sets forth the basic and diluted average share amounts, adjusted for the August, 1998 2-for-1 stock split:

	Year Ended December 31,

	2000	1999	1998

Average shares outstanding — basic shares	34,577,126	36,837,063	36,655,821

Potential dilutive effect of stock options and deferred stock units	771,256	804,775	968,908

Average shares outstanding — diluted shares	35,348,382	37,641,838	37,624,729

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

  Comprehensive Income

      The Company applies FASB Statement No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

  Segment Information

      The Company applies FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 15.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

  Recent Accounting Pronouncements

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

      In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amends SFAS 133 and is to be adopted concurrently with SFAS 133. The new statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

      In December, 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements”, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101, as amended by SAB101A and SAB101B, was effective for the Company’s fourth quarter of 2000. It requires companies to report any changes in revenue recognition as a cumulative change in accounting principles at the time of implementation in accordance with Accounting Principles Board Opinion 20, “Accounting Changes.” The Company has adopted SAB101 effective for the fourth quarter of 2000 and it has not had a material impact on the Company’s consolidated financial position or results of operations, nor did it result in the Company reporting a change in accounting principles from its application.

      On March 31, 2000 the FASB issued interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation — an interpretation of APB Opinion No. 25” (FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments were to be made upon initial application of Fin 44 to financial statements for periods prior to July 1, 2000. Effective July 1, 2000, the Company adopted FIN 44 and it has not had a material impact on the Company’s consolidated financial position or results of operations.

Note 2 — Acquisitions

      The Company made certain acquisitions, as follows:

      During the first quarter of 1998, the Company acquired 80% of Quadravision Communications Limited and 100% of Sitewerks, Inc. (Internet segment). The total purchase price of these two companies, including related acquisition costs, approximated $13,300, of which goodwill and other intangible assets were approximately $11,400. In addition, the Company and the selling shareholders entered into noncompete agreements totaling $6,000. During the second quarter of 1999, the Company recorded approximately $3,000 as goodwill in connection with the purchase of the remaining 20% of Quadravision.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      During the second and third quarters of 1998, the Company acquired several globalization companies. The total purchase price of these companies, including related acquisition costs, approximated $4,546, of which goodwill and other intangible assets were approximately $3,200.

      Also during the second quarter of 1998, the Company acquired 86.5% of Mountain Lake Software Corporation and the assets of Open Sesame, formerly a division of Charles River Analytics, Inc., now part of the Company’s Internet segment. The total purchase price for these two companies, including related acquisition costs, approximated $12,900. Goodwill and other intangible assets, including noncompete agreements were approximately $12,800. The noncompete agreements are paid in equal annual installments over a period of three to five years. The remaining 13.5% of Mountain Lake Software Corporation was acquired during 2000 for $1,269.

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

      The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition of DESI and the sale of LANSystems had occurred at the beginning of 1998 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date:

Year Ended
December 31,
1998

Total net sales	$893,660

Net income	$18,324

Net income per common share — Basic	$.50

— Diluted	$.49

      During 1999, the Company acquired KAPA International, a Korean based company, for approximately $1,200 to enhance the Company’s global solutions services.

      During 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It was acquired for approximately $2.5 million and became part of the outsourcing segment. Goodwill was recorded in an amount approximately equal to the purchase price.

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

Note 3 — Sale of a Subsidiary

      During the first quarter of 2000, the Company sold the net assets of one of its divisions in the Internet segment for approximately $5 million. The proceeds approximated the net book value of the assets, comprised primarily of goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 4 — Cash and Cash Equivalents

      Cash equivalents of $168 and $4,483 at December 31, 2000 and 1999, respectively, are carried at cost, which approximates market, and include certificates of deposit and money market accounts, substantially all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The fair value of marketable securities exceeded cost by $707 and $6,563, at December 31, 2000 and 1999, respectively. Most of this reduction in unrealized gain came as a result of the Company’s investment in EDGAR On-Line, whose market value at December 31, 2000 was lower than at December 31, 1999.

Note 6 — Inventories

      Inventories consist of the following:

	December 31,

	2000	1999

Raw materials	$8,966	$8,065

Work-in-process	23,594	21,726

	$32,560	$29,791

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

      Pension costs, including the Supplementary Employee Retirement Plan, are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Service cost	$6,478	$6,425	$5,413

Interest cost	5,712	4,462	3,759

Expected return on plan assets	(6,497)	(5,330)	(4,534)

Amortization of transition asset	(220)	(220)	(220)

Amortization of prior service cost	1,032	466	370

Actuarial gain	(1,395)	(272)	(401)

Net periodic pension cost of defined benefit plans	5,110	5,531	4,387

Union plans	580	476	642

Defined contribution retirement plans	1,167	1,084	932

Total pension cost	$6,857	$7,091	$5,961

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The status of the Company’s funded defined benefit pension plan is as follows:

	December 31,

	2000	1999

Projected benefit obligation at beginning of year	$56,616	$55,178

Service cost	5,992	5,888

Interest cost	4,266	3,514

Actuarial gain	(488)	(4,752)

Benefits paid	(6,473)	(3,212)

Projected benefit obligation at end of year	59,913	56,616

Fair value of plan assets at beginning of year	69,628	57,328

Actual return on plan assets	5,021	15,367

Employer contributions		145

Benefits paid	(6,473)	(3,212)

Fair value of plan assets at end of year	68,176	69,628

Plan assets in excess of projected benefit obligation	8,263	13,012

Unrecognized net transition asset	(2,843)	(3,164)

Unrecognized prior service cost	451	497

Unrecognized net actuarial gain	(22,113)	(24,543)

Net accrued pension cost	$16,242	$14,198

      At December 31, 2000 and 1999, the projected net liability under the unfunded supplemental retirement program amounted to $8,968 and $7,401, respectively, which amounts are included in current and long-term liabilities for employee compensation and benefits. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

      The discount rate used to calculate the projected benefit obligations was 7.75% for the years ended December 31, 2000 and 1999. The rate used to project future salary increases was 4.5% for the years ended December 31, 2000 and 1999. The expected long-term rate of return on plan assets was 9.5% for the years ended December 31, 2000 and 1999. The assets of the funded plan consist primarily of equity and fixed income securities.

  Defined Contribution Plans

      The Company and its domestic financial printing subsidiaries are participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $6,511, $9,154, and $9,596 for the years ended December 31, 2000, 1999 and 1998, respectively.

      The remaining domestic subsidiaries participate in a qualified 401(k) Plan that is available to substantially all their non-union employees. Amounts charged to income for the 401(k) Plan were $556, $1,159, and $559 for the years ended December 31, 2000, 1999 and 1998, respectively.

      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries match 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. All contributions are invested in the common stock of the Company. The plan acquired 464,800, 290,342, and 145,115 shares in the years ended December 31, 2000, 1999, and 1998 respectively, of the Company’s common stock on the open market. At December 31, 2000 and 1999, the Stock Purchase Plan held 1,764,154 shares and 1,449,541 shares of the Company’s common stock, respectively. Charges to income amounted to $1,388, $1,736 and $1,433 for the years ended December 31, 2000, 1999, and 1998, respectively. The shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.

  Health Plan

      The Company maintains a voluntary employee benefit health and welfare plan (Plan) covering substantially all of its employees. Until mid-1999, the Company used a VEBA (Voluntary Employees’ Beneficiary Association) trust to fund its medical and related costs. During 1998, the Company reviewed the trust’s funded status and determined that it had over-estimated plan funding requirements by approximately $4 million (after-tax). The Company recognized such amount as income in the fourth quarter of 1998. The trust was liquidated during 1999. The Company now funds the disbursements as incurred. At December 31, 2000 and 1999, accrued expense for Plan participants’ incurred but not reported claims was $5,020 and $3,675, respectively.

Note 8 — Stock Option Plans

      The Company has five stock option plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan.

      The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares (post-split) of the Company’s common stock, expired December 15, 1991 except as to options then outstanding. The Company’s 1992 and 1997 Stock Option Plans both provide for the granting of options to purchase 1,700,000 shares (each plan post-split) to officers and key employees at a price not less than the fair market value on the date each option is granted. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 3,450,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,450,000 shares reserved under the 1999 Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”). The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

      All plans except the 2000 Plan permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Committee designated by the Board governs most of the parameters of the 1999 and 2000 Plans including exercise dates, expiration dates, and other awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Details of stock options are as follows:

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 1998

Granted	820,000	$16.11

Exercised	358,350	7.48

Cancelled	207,500	17.24

Outstanding, end of year	2,824,000	14.13

Exercisable, end of year	840,150	11.42

Year Ended December 31, 1999

Granted	1,367,600	$12.32

Exercised	59,950	8.07

Cancelled	165,000	15.77

Outstanding, end of year	3,966,650	13.54

Exercisable, end of year	1,455,100	12.93

Year Ended December 31, 2000

Granted	1,107,450	$8.93

Exercised	49,650	8.35

Cancelled	463,600	14.66

Outstanding, end of year	4,560,850	12.35

Exercisable, end of year	2,161,081	13.22

      Options to purchase 4,793,200 shares were available for grant under the Plans at December 31, 2000.

      The following table summarizes weighted average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	December 31, 2000	Life	Price	December 31, 2000	Price

$ 5.57 – $ 9.53	1,466,850	8 years	$8.75	424,750	$8.52

9.54 – 11.1	6 604,950	6 years	10.55	545,950	10.56

11.17 – 13.7	5 1,143,500	9 years	12.24	287,781	12.25

13.76 – 18.2	5 527,500	8 years	14.27	299,000	14.19

18.26 – 22.5	0 818,050	7 years	19.07	603,600	18.91

	4,560,850	8 years	$12.35	2,161,081	$13.22

      In accordance with APB Opinion No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock option plans. Had compensation cost been based upon the fair value at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

grant dates for all awards granted, the impact on net income and earnings per share during the years ended December 31, 2000, 1999 and 1998, would have been reduced on a pro forma basis as follows:

	Year Ended December 31,

	2000	1999	1998

Net Income:

As Reported	$7,008	$27,813	$27,127

Pro Forma	$5,193	$25,420	$24,989

Pro Forma Per Share:

Basic	$.15	$.69	$.68

Diluted	$.15	$.68	$.66

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

      These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2000	1999	1998
	Grants	Grants	Grants

Expected dividend yield	2.4%	1.8%	1.4%

Expected stock price volatility	48.9%	51.5%	37.1%

Risk-free interest rate	5.3%	6.0%	4.7%

Expected life of options	5 years	5 years	5 years

Weighted average fair value	$3.70	$5.56	$5.62

  Subsidiaries’ Option Plans

      During 1999, the Company adopted the 1999 Stock Option Plans for Bowne Internet Solutions (“BIS Plan”) and BGS Companies, Inc. (“BGS Plan”), each of which is a wholly-owned subsidiary of the Company. The Plans provide for the granting of nonqualified stock options, incentive stock options and restricted stock units of the underlying subsidiary’s stock to employees of the Company and its affiliates and advisors. Both Plans authorized the granting of three million options, which are to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed ten years. During 2000, the Company adopted the 2000 Stock Option Plan for Bowne Internet Solutions. This Plan provides for the granting of incentive stock options and restricted stock units of Bowne Internet Solutions’ stock to employees of the Company and its affiliates and advisors. This Plan authorized the granting of 2.6 million options, which are to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed ten years.

      The BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. No additional grants were made during 2000 from this Plan, and the options outstanding at December 31, 2000 under this Plan are 1,421,100. The 1999 BIS Plan granted 1,408,300 stock options at an average exercise price of $2.67 during 1999. The 2000 BIS Plan granted 2,332,500 stock options at an average price of $3.00 during 2000. The options outstanding under these two Plans at December 31, 2000 are 2,789,775. The options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

generally vest over a four-year period; however, no options will become exercisable prior to the earlier of an initial public offering of the respective subsidiary, or January 26, 2002. Under certain circumstances, certain vested shares become eligible to be “put” back to the Company and the Company will have the right to buy such shares from the holders at an amount no greater than the then fair market value. No compensation expense has been recognized in either 2000 or 1999.

  Deferred Stock Awards

      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s diluted earnings per share. The Company currently satisfies these liabilities with the issuance of stock, however, the Company may elect to satisfy these obligations in cash. At December 31, 2000 and 1999, there were 647,348 and 426,527 units outstanding, respectively.

Note 9 — Income Taxes

      The provision for income taxes is summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Current:

U.S. federal	$9,704	$18,285	$23,090

Foreign	7,476	7,238	4,422

State and local	886	1,513	2,485

	18,066	27,036	29,997

Deferred:

U.S. federal	(1,982)	(2,183)	(1,305)

Foreign	—	757	(1,115)

State and local	(59)	(187)	(289)

	(2,041)	(1,613)	(2,709)

	$16,025	$25,423	$27,288

      Income taxes paid during the years ended December 31, 2000, 1999 and 1998 were $24,148, $14,032 and $44,926, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The provision for income taxes differed from the U.S. federal statutory rate for the following reasons:

	Year Ended December 31,

	2000	1999	1998

Statutory tax rate	35.0%	35.0%	35.0%

Increase in tax resulting from:

State and local taxes	2.3	1.6	2.6

Foreign taxes	2.1	2.1	0.3

Nondeductible items:

Purchased in process research and development	—	—	4.8

Goodwill and other intangibles	10.1	4.5	2.8

Asset impairment charge	13.7	—	—

Other nondeductible items	6.4	4.6	4.6

Effective income tax rate	69.6%	47.8%	50.1%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999

Noncurrent deferred tax assets (liabilities):

Deferred compensation and benefits	$15,207	$13,800

Depreciation	(8,510)	(7,600)

Deferred taxes on intangibles, other than goodwill	(5,200)	(5,200)

Other	5,864	4,320

Valuation allowance	(900)	(900)

Total net noncurrent asset	$6,461	$4,420

      The Company has, as of December 31, 2000, approximately $110 million of state and local net operating losses estimated to expire in years 2006 through 2020, and approximately $14 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2003.

Note 10 — Debt

      In July 1997, the Company entered into an unsecured five-year revolving credit agreement (expiring in July 2002) for $200,000 with a consortium of banks. The maximum available credit under the agreement was increased to $300,000 in November 1998. Under the credit agreement, interest is charged at London Interbank Offered Rate (LIBOR) plus 25 to 50 basis points depending on certain leverage ratios plus ten basis points on the unused portion. During 2000, the average interest rate approximated 7%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. The Company was in compliance with all loan covenants as of December 31, 2000. Amounts outstanding under this agreement are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

classified as long-term debt and were $85,000 at December 31, 2000 and $45,000 at December 31, 1999. In addition, the Company had $1,655 of capital leases and $567 of notes payable at December 31, 2000.

      Aggregate annual installments of both notes payable and long-term debt (other than the revolving credit agreement) due for the next five years are $1,546, and $676, respectively, with no amounts due in the third, fourth and fifth years.

      Interest paid was $7,816, $6,114, and $5,391 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note 11 — Deferred Employee Compensation and Benefits

      Liabilities for deferred employee compensation and benefits consist of the following:

	December 31,

	2000	1999

Pension and other retirement costs	$16,242	$14,198

Supplemental retirement, long-term	7,594	6,992

Deferred compensation and other long-term benefits	16,183	13,270

	$40,019	$34,460

      Deferred compensation and other long-term benefits of $16,183 includes the liability for the deferred stock units outstanding as described in Note 8.

Note 12 — Other Income

      The components of other (expense) income are summarized as follows:

	Year Ended December 31,

	2000	1999	1998

Interest income	$630	$710	$1,531

Realized (losses) gains on sales of marketable securities and other assets	(557)	(2)	1,789

Other (expense) income, net	(1,604)	302	(442)

	$(1,531)	$1,010	$2,878

Note 13 — Commitments and contingencies

  Lease commitments

      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2020. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

      One operating lease is for equipment funded through a master agreement administered by a commercial bank. At the expiration of the lease (April 2003), the Company has the right to purchase the equipment for a guaranteed residual value. As of December 31, 2000, the rental payments were based on the cost of the equipment plus LIBOR plus 35 basis points. The equipment under this lease as of December 31, 2000 has an aggregate residual value of approximately $8.3 million, all of which is included below in the future minimum lease payment amounts. Equipment with an aggregate residual value of approximately $8.7 million was added to this lease in January, 2001, and is also included below in the future minimum lease payment amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      As of January 2001, the Company has borrowed the maximum under the agreement, leasing equipment with an aggregate initial cost of approximately $22 million. Beginning in January 2001, rental payments are based upon a rate of LIBOR plus 150 basis points.

      Rent expense relating to premises and equipment amounted to $42,181, $33,129, and $22,893 for the years ended December 31, 2000, 1999 and 1998, respectively. The minimum annual rental commitments under noncancelable leases as of December 31, 2000, are summarized as follows:

2001	$37,636

2002	34,182

2003	43,731

2004	18,302

2005	7,826

2006-2020	51,030

Total	$192,707

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

      In January, 2000 the Board of Directors authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock, representing approximately 10% of the total shares outstanding at that time. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock option plans. In August, 2000 the Board of Directors authorized an extension of the Company’s stock repurchase program to acquire up to an additional $20 million of outstanding common stock. During 2000, the Company purchased approximately 4 million shares, at an average price of $10.63.

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

      Information as to the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment earnings before interest, income taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses earnings before interest, income taxes and amortization expenses (“EBITA”), as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development and other charges, and other income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31

	2000	1999	1998

Net Sales From External Customers:

Financial printing	$843,278	$782,652	$697,934

Outsourcing	192,731	160,938	82,729

Globalization	69,068	59,025	55,725

Internet consulting & development	16,346	12,439	14,433

	1,121,423	1,015,054	850,821

Elimination of intersegment sales	(7,887)	(4,264)	(3,255)

	$1,113,536	$1,010,790	$847,566

EBITDA:

Financial printing	$120,450	$121,712	$137,175

Outsourcing	8,969	7,615	(6,518)

Globalization	(1,508)	(4,412)	(11,118)

Internet consulting & development	(21,614)	(13,930)	(11,559)

Other, including restructuring and impairment charges	(20,731)	1,010	(6,147)

	$85,566	$111,995	$101,833

Depreciation expense:

Financial printing	$32,483	$30,112	$27,337

Outsourcing	6,265	6,330	3,502

Globalization	3,472	3,129	2,704

Internet consulting & development	1,534	1,533	832

	$43,754	$41,104	$34,375

EBITA:

Financial printing	$87,967	$91,600	$109,838

Outsourcing	2,704	1,285	(10,020)

Globalization	(4,980)	(7,541)	(13,822)

Internet consulting & development	(23,148)	(15,463)	(12,391)

Other, including restructuring and impairment charges	(20,731)	1,010	(6,147)

	41,812	70,891	67,458

Amortization expense	(11,525)	(11,373)	(7,551)

Interest expense	(7,254)	(6,282)	(5,492)

Income before income taxes	$23,033	$53,236	$54,415

Intersegment sales:

Financial printing	$588	$727	$292

Outsourcing	2,524	2,094	1,367

Globalization	173	266	359

Internet consulting & development	4,602	1,177	1,237

	$7,887	$4,264	$3,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31

	2000	1999	1998

Assets:

Financial printing	$420,274	$429,543	$379,979

Outsourcing	147,629	143,646	146,486

Globalization	72,958	68,040	75,587

Internet consulting & development	19,354	37,395	40,246

	$660,215	$678,624	$642,298

Capital Spending:

Financial printing	$33,780	$41,080	$38,299

Outsourcing	4,649	3,474	4,041

Globalization	2,983	2,816	5,971

Internet consulting & development	2,702	2,511	1,907

	$44,114	$49,881	$50,218

      Geographic information about the Company’s net sales, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	2000	1999	1998

Net sales by source:

United States	$879,977	$809,753	$681,402

Canada	71,456	70,055	69,813

Other foreign, primarily Europe	162,103	130,982	96,351

	$1,113,536	$1,010,790	$847,566

Long-Lived Assets, net:

United States	$287,055	$314,284	$306,390

Canada	10,065	12,052	11,873

Other foreign, primarily Europe	46,562	42,850	47,971

	$343,682	$369,186	$366,234

Note 16 — Restructuring and Asset Impairment Charges

      In the fourth quarter of 2000, the Company recorded $19,200 in pre-tax restructuring and asset impairment charges in connection with the Company’s plans to align its cost structure with customer demand, as well as combining the operations of the content business unit of the globalization segment with those of the Internet consulting and development segment. The charges included a restructuring charge of $5,540 and an impairment charge of $13,660 related to the goodwill of the Internet consulting and development segment. The impairment charge was based on an evaluation of the recoverability of carrying amounts. The restructuring included a reduction in workforce of approximately 100 employees in the Internet consulting and development business, and approximately 200 in the financial print group. The restructuring also included the closing of two of Immersant’s offices, including write-downs of property and equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Pre-tax restructuring charges include a write-down of property and equipment of $2,007. The remaining $3,533 in expense is summarized below:

		Paid	December 31,
	2000 Expense	in 2000	2000 Balance

Severance and personnel-related costs	$2,608	$597	$2,011

Occupancy costs	770	8	762

Other	155	35	120

	$3,533	$640	$2,893

      Severance and personnel-related costs include severance and other benefits paid to terminated employees. The amounts include employees who received notice or had otherwise been identified prior to December 31, 2000. Occupancy costs represent facility exit costs associated with the closing of the Immersant offices. The remaining liability of $2,893 is expected to be paid prior to June 30, 2001.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA

(In thousands, except per share information)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2000

Net sales	$285,148	$301,532	$266,080	$260,776	$1,113,536

Gross margin	110,479	121,088	98,551	92,477	422,595

Income (loss) before income taxes	12,159	19,462	10,768	(19,356)	23,033

Income taxes (benefit)	5,898	8,733	5,249	(3,855)	16,025

Net income (loss)	$6,261	$10,729	$5,519	$(15,501)	$7,008

Net income (loss) per share:

Basic	$.17	$.30	$.16	$(.47)	$.20

Diluted	$.17	$.30	$.16	$(.47)	$.20

Average shares outstanding:

Basic	36,462	35,255	33,626	33,088	34,577

Diluted	37,318	36,042	34,360	33,088	35,348

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 1999

Net sales	$218,647	$272,509	$240,350	$279,284	$1,010,790

Gross margin	83,525	116,353	96,559	105,685	402,122

Income before income taxes	4,588	23,054	11,636	13,958	53,236

Income taxes	2,849	9,887	5,992	6,695	25,423

Net income	$1,739	$13,167	$5,644	$7,263	$27,813

Net income per share:

Basic	$.05	$.35	$.15	$.20	$.76

Diluted	$.05	$.35	$.15	$.19	$.74

Average shares outstanding:

Basic	36,778	36,834	36,863	36,867	36,837

Diluted	37,529	37,888	37,630	37,543	37,642

      Net income (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Regarding the directors of the Company, reference is made to the information set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement anticipated to be dated March 30, 2001, which information is incorporated by reference herein.

      The executive officers of the Company and their recent business experience are as follows:

	Principal Occupation
Name	During Past Five Years	Age

Robert M. Johnson	Chairman of the Board and Chief Executive Officer of the Company since June 1996; also, President from February 2000 through December 2000. Previously Vice Chairman, President and Chief Executive Officer of the Company from January 1996	55

Carl J. Crosetto	President since January 2001; previously Executive Vice President since December 1998; previously Senior Vice President since May 1998; prior to that Director of Sales of the Company	52

C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001, Corporate Controller since February 1999; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company; theretofore Controller for Sammons Communications, Inc.	39

Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998; previously Vice President, Human Resources, from January 1998, and Director, Human Resources from February 1997; theretofore Vice President, Human Resources for the Chemical Group of Degussa Corporation	47

Carl D. Glaeser	Senior Vice President, since May 1999; also Chief Executive Officer of Immersant, Inc. and Bowne Global Solutions, Inc., subsidiaries of the Company; theretofore, Vice President and General Manager at Lucent Technologies	46

Philip E. Kucera	Senior Vice President and General Counsel since December 1998; previously Deputy General Counsel of The Times Mirror Company	58

Joseph O. Miles	Senior Vice President, Marketing since January 2001; previously Vice President, Corporate Marketing for The Bisys Group; previously Marketing Director for KPMG L.L.P.; theretofore Managing Director for Business Development for Dun & Bradstreet	50

Judith Shapiro	Senior Vice President and Chief Information Officer since July 1998; formerly a director of the Company from November 1997 until July 1998 and also Senior Vice President for Management Information Systems, Joseph E. Seagram & Sons, Inc.	54

Kenneth W. Swanson	Senior Vice President, Manufacturing since December 1998; also President of Bowne Business Communications, Inc. and Bowne of South Bend	44

	Principal Occupation
Name	During Past Five Years	Age

Duncan P. Varty	Senior Vice President, Operations since December 1998; also President, Financial Print Operations since April 2000; previously President of Bowne of Cleveland, Inc.	56

Douglas F. Bauer	Counsel and Corporate Secretary since 1986	58

William J. Coote	Treasurer since December 1998; formerly Assistant Treasurer from January 1998; previously Manager, Financial Analysis	46

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

Item 11.  Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated March 30, 2001, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated March 30, 2001, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Not applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Independent Auditors’ Report	16

Consolidated Statements of Income — Years Ended December 31, 2000, 1999 and 1998	17

Consolidated Balance Sheets as of December 31, 2000 and 1999	18

Consolidated Statements of Cash Flows — Years Ended December 31, 2000, 1999 and 1998	19

Consolidated Statements of Stockholders’ Equity — Year Ended December 31, 2000, 1999 and 1998	20

Notes to Consolidated Financial Statements	21-38

(2) Financial Statement Schedule — Years Ended December 31, 2000, 1999 and 1998

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable.

(3) Exhibits:

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 10, 1992)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999)
10.8	—	Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995

10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Auditors
23.2	—	Auditors’ Report on Schedule, KPMG, LLP
24	—	Powers of Attorney
99	—	Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)
99.1	—	Amendment #1 to Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to Exhibit 99 in the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)

      (b)  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

By:	/s/ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 26, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. JOHNSON (Robert M. Johnson)	Chairman of the Board and Chief Executive Officer and President (and Director)	March 26, 2001

* (Carl J. Crosetto)	President (and Director)	March 26, 2001

/s/ C. CODY COLQUITT (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 26, 2001

* (Douglas B. Fox)	Director	March 26, 2001

* (H. Marshall Schwarz)	Director	March 26, 2001

* (Wendell M. Smith)	Director	March 26, 2001

* (Lisa A. Stanley)	Director	March 26, 2001

* (Vincent Tese)	Director	March 26, 2001

* (Harry Wallaesa)	Director	March 26, 2001

Signature	Title	Date

* (Richard R. West)	Director	March 26, 2001

*By /s/ ROBERT M. JOHNSON (Robert M. Johnson)	Attorney-in-Fact

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(in thousands)

Allowance for doubtful accounts:

Year Ended December 31, 2000	$13,547	$10,634	$8,975	$15,206

Year Ended December 31, 1999	$12,264	$7,004	$5,721	$13,547

Year Ended December 31, 1998	$12,441	$7,414	$7,591	$12,264

(a)	Uncollectible accounts written off, net of recoveries.

S-1

EXHIBIT INDEX

Exhibit
No.	Description

10.9	Revised Termination Protection Agreement as of August 23, 1995

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP, Independent Auditors

23.2	Auditors’ Report on Schedule, KPMG, LLP

24	Powers of Attorney