Form 10-Q
period 2001-03-31
BOWNE & CO INC
filed 2001-05-15
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

  Yes    No

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,043,085 shares of common stock, par value $.01, outstanding as at May 11, 2001.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$270,192	$285,148

Expenses:

Cost of sales	179,785	174,669

Selling and administrative	72,827	82,911

Depreciation	11,371	11,259

Amortization	2,880	3,005

Asset impairment charges	9,314	—

	276,177	271,844

Operating (loss) income	$(5,985)	$13,304

Interest expense	(1,348)	(1,357)

Other income, net	565	212

(Loss) income before income taxes	(6,768)	12,159

Income tax (benefit) expense	(1,477)	5,898

Net (loss) income	$(5,291)	$6,261

(Loss) earnings per share:

Basic	$(.16)	$.17

Diluted	$(.16)	$.17

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)
	(000’s omitted)

Net (loss) income	$(5,291)	$6,261

Foreign currency translation adjustment	(2,456)	(1,377)

Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(169) and $1,135 for 2001 and 2000, respectively	(113)	1,232

Comprehensive (loss) income	$(7,860)	$6,116

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2001	2000

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$21,389	$30,302

Marketable securities	1,363	1,645

Trade accounts receivable, less allowance for doubtful accounts of $16,076 (2001) and $15,206 (2000)	243,706	215,897

Inventories	39,281	32,560

Prepaid expenses and other current assets	29,921	34,104

Total current assets	335,660	314,508

Property, plant and equipment, less accumulated depreciation and amortization of $229,537 (2001) and $222,936 (2000)	168,835	171,938

Goodwill and other intangible assets, less accumulated amortization of $27,484 (2001) and $34,140 (2000)	147,925	159,100

Other assets	16,835	14,669

Total assets	$669,255	$660,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$4,154	$1,546

Accounts payable	53,756	47,759

Employee compensation and benefits	52,914	71,945

Accrued expenses and other obligations	51,357	59,716

Total current liabilities	162,181	180,966

Long-term debt — net of current portion	120,719	85,676

Deferred employee compensation and other benefits	41,867	40,019

Total liabilities	324,767	306,661

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued shares 39,721,110 (2001) and 39,656,460 shares (2000)	397	397

Additional paid-in capital	41,747	41,172

Retained earnings	371,167	378,273

Treasury stock, at cost, 6,680,225 shares (2001) and, 6,684,128 shares (2000)	(58,864)	(58,898)

Accumulated other comprehensive loss, net	(9,959)	(7,390)

Total stockholders’ equity	344,488	353,554

Total liabilities and stockholders’ equity	$669,255	$660,215

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net (loss) income	$(5,291)	$6,261

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	11,371	11,259

Amortization	2,880	3,005

Asset impairment	9,314	—

Changes in other assets and liabilities, net of certain non-cash transactions	(49,902)	(87,481)

Net cash used in operating activities	(31,628)	(66,956)

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(2,000)	(4,064)

Proceeds from sale of a division	—	5,000

Purchase of other investments	(1,000)	(1,000)

Proceeds from the sale of marketable securities and fixed assets	71	577

Purchase of property, plant and equipment	(10,905)	(6,019)

Net cash used in investing activities	(13,834)	(5,506)

Cash flows from financing activities:

Proceeds from borrowings	96,708	85,792

Payment of debt	(58,866)	(18,077)

Proceeds from stock options exercised	523	113

Purchase of treasury stock	—	(13,238)

Payment of dividends	(1,816)	(2,010)

Net cash provided by financing activities	36,549	52,580

Decrease in cash and cash equivalents	$(8,913)	$(19,882)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $39,281 at March 31, 2001 include raw materials of $9,713 and work-in-process of $29,568. At December 31, 2000, inventories of $32,560 included raw materials of $8,966 and work-in-process of $23,594.

      Note 3. Net income per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

	Three Months Ended
	March 31,

	2001	2000

Basic shares	33,011,812	36,461,778

Diluted shares	33,011,812	37,317,648

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At March 31, 2001, the fair value of marketable securities exceeded cost by $425. At December 31, 2000, the fair value of marketable securities exceeded cost by $707. The net unrealized gains, after deferred taxes, were $255 and $368 at March 31, 2001 and December 31, 2000 respectively.

      The foreign currency translation adjustment was $10,214 and $7,758 at March 31, 2001 and December 31, 2000 respectively.

      Note 5. During the first quarter of 2001, the Company acquired an entity (neustrategies), a group focused on helping customers with their global web applications. It was acquired for approximately $2 million and became part of the globalization segment.

      Subsequent to the first quarter of 2001, the Company acquired Document Management Services, Inc., an outsourcing company that provides services to the professional services market. It was acquired for approximately $18 million, and became part of the outsourcing segment. This acquisition will be accounted for in the second quarter using the purchase method of accounting.

      Note 6. At March 31, 2001, the Company had borrowings of $120 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 6%. At December 31, 2000, the Company had borrowings of $85 million under this agreement.

      Note 7. The Company’s management performs on-going business reviews and based on quantitative and qualitative measures assesses the need to record impairment losses on long-lived assets when impairment indicators are identified. Management determines fair value based on the market approach which includes analysis of market price multiples of companies engaged in similar businesses. The Company’s Internet

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)
(000’s omitted, except share information and where noted)

consulting and development segment experienced significant and continued declines in its business measures and accordingly management determined that the carrying value of the intangible assets related to this segment were impaired. In the fourth quarter of 2000, the Company recorded $19,200 in pre-tax restructuring and goodwill impairment charges in connection with the Company’s plans to align its cost structure with customer demand, as well as restructuring the Internet consulting and development segment. The charges included an impairment charge of $13,660 related to the goodwill of the Internet consulting and development segment, based on an evaluation of the recoverability of carrying amounts. The restructuring charges also included a reduction in workforce of approximately 100 employees in the Internet consulting and development business, as well as the cost of closing two of Immersant’s offices, including write-downs of property and equipment.

      In the first quarter of 2001, the Internet consulting business experienced further declines in operating revenues, customer project delays and significant additional losses despite its restructuring plan being implemented. In April 2001, management determined that it would no longer invest in this business and announced its decision to exit the operation; accordingly the Company determined that the remaining intangible assets were not recoverable and recorded an impairment charge of $9,314 as of March 31, 2001.

      The balance in accrued restructuring at March 31, 2001, as well as payments made on that accrual during the first quarter are summarized below.

	December 31,	Paid	March 31,
	2000 Balance	in 2001	2001 Balance

Severance and personnel-related costs	$2,011	$1,540	$471

Occupancy costs	762	332	430

Other	120	79	41

	$2,893	$1,951	$942

Severance and personnel-related costs include severance and other benefits paid to terminated employees. The amounts include employees who received notice or had otherwise been identified prior to December 31, 2000.

Occupancy costs represent facility exit costs associated with the closing of the Immersant offices.

      Note 8. Segment Information

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)
(000’s omitted, except share information and where noted)

Internet Consulting and Development — integrated Internet applications primarily for the financial services sector. This segment is commonly referred to as Immersant. On April 23, 2001, the Company announced plans to close this business and exit this segment, accordingly, future segment information will no longer be presented.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before interest, income taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses income before interest, income taxes, and amortization expenses (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, other expenses, and other income.

	Three Months Ended
	March 31,

	2001	2000

	(000’s omitted)

Revenues from External Customers:

Financial printing	$195,126	$224,506

Outsourcing	54,665	44,593

Globalization	19,631	12,725

Internet consulting and development	770	3,324

	$270,192	$285,148

EBITDA:

Financial printing	$19,052	$34,208

Outsourcing	2,689	1,334

Globalization	1,075	(3,290)

Internet consulting and development	(5,236)	(4,684)

Other (including asset impairment charges)	(8,749)	212

	$8,831	$27,780

Depreciation expense:

Financial printing	$8,750	$8,358

Outsourcing	1,365	1,596

Globalization	861	763

Internet consulting and development	395	542

	$11,371	$11,259

EBITA:

Financial printing	$10,302	$25,850

Outsourcing	1,324	(262)

Globalization	214	(4,053)

Internet consulting and development	(5,631)	(5,226)

Other (including asset impairment charges)	(8,749)	212

	$(2,540)	$16,521

Amortization expense	(2,880)	(3,005)

Interest expense	(1,348)	(1,357)

(Loss) income before income taxes	$(6,768)	$12,159

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continue to be strong. At March 31, 2001, the Company had a working capital ratio of 2.07 to 1 and working capital of $173,479, compared to a ratio of 1.74 to 1 and working capital of $133,542 at December 31, 2000. The increase in working capital is attributed primarily to an increase in accounts receivable as a result of larger volumes of activity in the latter part of the quarter, as well as increased long term borrowings.

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

      Capital expenditures for the three months ended March 31, 2001 are $10,905. Capital expenditures for the full year 2001 are anticipated to be between $35 million and $45 million.

Cash Flows

      The Company’s net cash used in operating activities was $31,628 and $66,956 for the three months ended March 31, 2001, and 2000, respectively. The change reflects a smaller increase in accounts receivable and inventory, compared with 2000, primarily attributed to the large seasonal volume of activity in the later part of the quarter. The decrease in net income of $11,552 from 2000 to 2001 is also a factor, however it is largely offset by the asset impairment charges of $9,314 included in the 2001 results.

      Net cash used in investing activities was $13,834 and $5,506 for the three months ended March 31, 2001 and 2000, respectively. The increase was primarily the result of the timing of capital expenditures which were higher through the first quarter of 2001, as compared with 2000, as well as the effect of the proceeds from the sale of a division that were realized in the first quarter of 2000.

      Net cash provided by financing activities was $36,549 and $52,580 for the three months ended March 31, 2001 and 2000, respectively. This change was the result of lower net borrowings in the current year, primarily due to a lower amount of cash used in operations, as well as the lack of treasury stock repurchases in the first quarter of 2001, compared to the prior year.

Share Repurchase Program

      No shares were purchased during the quarter ended March 31, 2001.

Foreign Exchange

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a net translation loss of $2,456 in its accumulated comprehensive income for the three months ended March 31, 2001. This loss is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Recent Accounting Pronouncement

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

      In June, 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amended SFAS 133 and is to be adopted concurrently with SFAS 133. The new statement addressed a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The Company does not currently use derivative instruments; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

Impact of the Euro Conversion

      On January 1, 1999, certain of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and a single currency called the euro. The legacy currencies are scheduled to remain legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins will be introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

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

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has expanded its service offerings and focused its business on empowering information to become the global market leader in this field by combining superior customer service with appropriate new technologies to manage, repurpose and distribute a client’s information anywhere in the world.

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. “EBITDA” and “EBITA” are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not replacement measures of operating performance as determined in accordance with generally accepted accounting principles. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed below.

  Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Financial Printing

      Sales decreased $29,380, or 13%. Demand for transactional financial printing remained very low and was down sharply during the first quarter of 2001, as compared to 2000. While we continue to maintain our share of this market, the reduced activity has impacted our revenues and gross margin. For the quarter, transactional financial printing experienced decreased revenues of $38,236 or 34%. Commercial printing decreased slightly.

      These decreases in the segment’s revenues were offset to some degree by increased corporate printing of $2,819 and increased mutual funds printing of $6,315. These increases are the result of our efforts to increase our revenues in the non-transactional financial printing market. These services are expected to provide a more stable volume of work than transactional financial and we expect these services to be less cyclical.

      Gross margin contribution of this segment decreased by $24,870, while the margin percentage decreased by approximately six percentage points to 39%. The margins in the transactional financial market were negatively impacted by the lower resource utilization as compared to the first quarter of last year.

      Selling and administrative expenses decreased $9,715, or 15%, to $55,993; moreover, as a percent of sales, these expenses decreased by approximately one percentage point to 29%. The decrease was primarily the result of lower expenses that are directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. Some administrative expenses which are discretionary decreased as the Company continued its cost containment programs.

      EBITDA decreased $15,156 to $19,052 as a result of the foregoing.

Outsourcing

      Sales increased $10,072, or 23%. This increase resulted primarily from new customers and expanded services with existing customers.

      Gross margin from this segment increased $2,199 while the margin percentage increased approximately one percentage point to 19%. This increase is attributed to an increase in higher margin services at existing customer locations.

      Selling and administrative expenses increased $844 or 12%; however, as a percent of sales, these expenses decreased by approximately one percentage point to 14%.

      EBITDA from this segment increased by $1,355 to $2,689.

Globalization

      Sales increased $6,906 or 54%. While the first quarter has typically been slower than the remainder of the year, the first quarter of 2000 was adversely impacted by a large project that was delayed by the customer. Our globalization segment provides two primary services, software localization and web site content management. The market for these services appears to be growing and while our share of the market is difficult to determine we estimate that it also is growing.

      The increase in cost of sales and selling and administrative expenses of $5,631 is directly related to the additional costs required to produce and manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA increased to $1,075, compared to a loss of $3,290 for the quarter ended March 31, 2000.

Internet Consulting and Development

      Sales decreased to $770 as many customers delayed projects. Significant losses were incurred despite the Company’s restructuring plan that was announced and implemented during the fourth quarter. Towards the end of the quarter, it became clear that the remaining intangible assets of this segment no longer had value; therefore, the assets were written off during the quarter ended March 31, 2001.

      On April 23, 2001, the Company announced plans to close this business and exit the Internet consulting segment.

Summary

      Net sales decreased $14,956 or 5%, to $270,192. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $20,072 decrease in gross margin; and, the gross margin percentage decreased approximately five percentage points to 33%. This decrease was primarily attributable to financial printing.

      Selling and administrative expenses decreased by $10,084 or 12%, to $72,827. This decrease was due to the selling and administrative costs related to the decrease in sales as well as reductions in discretionary spending. As a percentage of sales, these expenses decreased approximately two percentage points to 27%.

      Depreciation increased $112, or 1%, primarily due to the expansion of facilities and the acquisition of equipment, including computer systems. Amortization decreased $125, or 4%.

      Interest expense decreased $9 as a result of higher average borrowings offset by a lower average interest rate in the current year.

      Other income (net) changed by $353 primarily due to lower losses on foreign currency than were realized in the prior year.

      The effective overall income tax rate for the quarter was impacted by the loss incurred in the first quarter as compared to income in the prior year. The change in the effective tax rate is primarily due to the relative size of the non-deductible expenses of approximately $3,000 while the rate applied to taxable income remained approximately 39%.

      As a result of the foregoing, the net loss was $5,291 as compared to net income of $6,261 for the same period last year.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The Company did not file any reports on Form 8-K for the three months ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer, and President)

Date: May 15, 2001

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and Chief Financial Officer)
(Principal Accounting Officer)

Date: May 15, 2001