Form 10-Q
period 2001-06-30
BOWNE & CO INC
filed 2001-08-14
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒  Yes  ☐  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,109,331 shares of common stock, par value $.01, outstanding as at August 8, 2001.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30,

	2001	2000

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$278,647	$297,692

Expenses:

Cost of sales	178,324	177,429

Selling and administrative	74,355	78,173

Depreciation	10,833	10,719

Amortization	1,930	1,916

Restructuring and asset impairment charges	8,228	—

	273,670	268,237

Operating income	$4,977	$29,455

Interest expense	(1,947)	(2,381)

Other income (expense), net	60	(1,508)

Loss on sale of subsidiary	(1,858)	—

Income from continuing operations before income taxes	1,232	25,566

Income tax expense	1,300	10,686

(Loss)income from continuing operations	(68)	14,880

Discontinued operations:

Loss from operations of discontinued segment (less applicable tax benefit of $708 and $1,953, respectively)	(1,259)	(4,151)

Loss on discontinuance of segment (less applicable tax benefit of $2,857)	(5,075)	—

Loss from discontinued operations	(6,334)	(4,151)

Net (loss) income	$(6,402)	$10,729

Earnings per share from continuing operations:

Basic	$.00	$.42

Diluted	$.00	$.41

Loss per share from discontinued operations:

Basic	$(.19)	$(.12)

Diluted	$(.19)	$(.12)

Total (loss) earnings per share:

Basic	$(.19)	$.30

Diluted	$(.19)	$.30

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$548,068	$579,517

Expenses:

Cost of sales	355,392	349,385

Selling and administrative	144,244	155,977

Depreciation	21,985	21,480

Amortization	3,706	3,633

Restructuring and asset impairment charges	8,228	—

	533,555	530,475

Operating income	$14,513	$49,042

Interest expense	(3,295)	(3,738)

Other income (expense), net	627	(1,300)

Loss on sale of subsidiary	(1,858)	—

Income from continuing operations before income taxes	9,987	44,004

Income tax expense	5,319	18,489

Income from continuing operations	4,668	25,515

Discontinued operations:

Loss from operations of discontinued segment (less applicable tax benefit of $6,203 and $3,858, respectively)	(11,288)	(8,525)

Loss on discontinuance of segment (less applicable tax benefit of $2,857)	(5,075)	—

Loss from discontinued operations	(16,363)	(8,525)

Net (loss) income	$(11,695)	$16,990

Earnings per share from continuing operations:

Basic	$.14	$.71

Diluted	$.14	$.70

Loss per share from discontinued operations:

Basic	$(.50)	$(.24)

Diluted	$(.50)	$(.24)

Total (loss) earnings per share:

Basic	$(.35)	$.47

Diluted	$(.35)	$.46

Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Net (loss) income	$(6,402)	$10,729

Foreign currency translation adjustment	779	(616)

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $933 and $(3,089) for 2001 and 2000, respectively	1,399	(3,349)

Comprehensive (loss) income	$(4,224)	$6,764

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Net (loss) income	$(11,695)	$16,990

Foreign currency translation adjustment	(1,677)	(1,993)

Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $764 and $(1,954) for 2001 and 2000, respectively	1,286	(2,117)

Comprehensive (loss) income	$(12,086)	$12,880

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$34,524	$30,302

Marketable securities	3,696	1,645

Trade accounts receivable, less allowance for doubtful accounts of $15,606 (2001) and $15,206 (2000)	227,395	215,897

Inventories	38,348	32,560

Prepaid expenses and other current assets	34,528	34,104

Total current assets	338,491	314,508

Property, plant and equipment, less accumulated depreciation and amortization of $229,687 (2001) and $222,936 (2000)	159,828	171,938

Goodwill and other intangible assets, less accumulated amortization of $29,486 (2001) and $34,140 (2000)	164,792	159,100

Other assets	18,923	14,669

Total assets	$682,034	$660,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$720	$1,546

Accounts payable	43,077	47,759

Employee compensation and benefits	57,223	71,945

Accrued expenses and other obligations	63,438	59,716

Total current liabilities	164,458	180,966

Long-term debt — net of current portion	134,956	85,676

Deferred employee compensation and other benefits	43,781	40,019

Total liabilities	343,195	306,661

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued shares 39,770,984 (2001) and 39,656,460 shares (2000)	398	397

Additional paid-in capital	42,159	41,172

Retained earnings	362,946	378,273

Treasury stock, at cost, 6,681,111 shares (2001) and, 6,684,128 shares (2000)	(58,883)	(58,898)

Accumulated other comprehensive loss, net	(7,781)	(7,390)

Total stockholders’ equity	338,839	353,554

Total liabilities and stockholders’ equity	$682,034	$660,215

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net (loss) income	$(11,695)	$16,990

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	21,985	21,480

Amortization	3,706	3,633

Asset impairment charges	1,174	—

Loss from discontinued operations, net of tax	16,363	8,525

Loss on sale of subsidiary	1,858	—

Changes in other assets and liabilities, net of certain non-cash transactions	(39,769)	(92,039)

Net cash used in operating activities	(6,378)	(41,411)

Cash flows from investing activities:

Acquisitions of businesses, including covenants not to compete, net of cash acquired	(20,750)	(5,693)

Proceeds from sale of a division	4,876	5,000

Purchase of other investments	(1,000)	(1,000)

Proceeds from the sale of marketable securities and fixed assets	1,312	618

Purchase of property, plant and equipment	(19,566)	(19,507)

Net cash used in investing activities	(35,128)	(20,582)

Cash flows from financing activities:

Proceeds from borrowings	176,858	139,772

Payment of debt	(128,309)	(59,927)

Proceeds from stock options exercised	812	281

Purchase of treasury stock	—	(31,133)

Payment of dividends	(3,633)	(3,948)

Net cash provided by financing activities	45,728	45,045

Increase (decrease) in cash and cash equivalents	$4,222	$(16,948)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1. The financial information as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and six months ended June 30, 2001 may not be indicative of the results that may be expected for the full year.

      Note 2. Inventories of $38,348 at June 30, 2001 include raw materials of $9,476 and work-in-process of $28,872. At December 31, 2000, inventories of $32,560 included raw materials of $8,966 and work-in-process of $23,594.

      Note 3. Net earnings per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities.

	Three Months Ended
	June 30,

	2001	2000

Basic shares	33,064,153	35,254,886

Diluted shares	34,093,778	36,042,236

	Six Months Ended
	June 30,

	2001	2000

Basic shares	33,037,982	35,858,332

Diluted shares	34,031,374	36,679,032

      Note 4. The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At June 30, 2001, the fair value of marketable securities exceeded cost by $2,757. At December 31, 2000, the fair value of marketable securities exceeded cost by $707. The net unrealized gains, after deferred taxes, were $1,655 and $368 at June 30, 2001 and December 31, 2000 respectively.

      The foreign currency translation adjustment was $9,435 and $7,758 at June 30, 2001 and December 31, 2000 respectively.

      Note 5. During the first quarter of 2001, the Company acquired an entity (“neustrategies”), a group focused on helping customers with their global web applications. It was acquired for approximately $2 million and became part of the globalization segment. This acquisition was accounted for using the purchase method of accounting.

      During the second quarter of 2001, the Company acquired Document Management Services, Inc., an outsourcing company that provides services to the professional services market. It was acquired for approximately $18 million, and became part of the outsourcing segment. This acquisition was accounted for using the purchase method of accounting and the excess purchase price over the identifiable tangible assets is reflected as part of goodwill and intangible assets. The Company is in the process of finalizing its purchase price allocation with respect to goodwill and intangible assets. Final allocation is not expected to have a material effect on results of operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Note 6. During June 2001, the Company sold its commercial printing operations in Montreal, Quebec for approximately $4.9 million, of which $2.4 million was received in cash. The remainder was financed by the Company with an interest bearing note with principal due in installments beginning on the fourth anniversary. During 2000, this operation had sales of approximately $24.4 million with net assets of approximately $5.1 million at closing. This transaction resulted in a loss of $1.9 million which primarily resulted from the recognition of the accumulated foreign currency translation loss that was reflected as part of accumulated other comprehensive income on the balance sheet.

      Note 7. At June 30, 2001, the Company had borrowings of $134 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 6%. At December 31, 2000, the Company had borrowings of $85 million under this agreement.

      Note 8. During the second quarter of 2001, the Company discontinued the operations of its Internet consulting and development segment.

      The Company’s management performs on-going business reviews and based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets when impairment indicators are identified. Management determines fair value based on the market approach which includes analysis of market price multiples of companies engaged in similar businesses. In the fourth quarter of 2000, the Company recorded $19,200 in pre-tax restructuring and goodwill impairment charges in connection with the Company’s plans to align its cost structure with customer demand, as well as restructuring the Internet consulting and development segment. The above restructuring charges included a reduction in workforce of approximately 100 employees in the Internet consulting and development business, the cost of closing certain offices, and $13,660 in impairment charges related to the goodwill of this segment based on the recoverability of carrying amounts at that time.

      In the first quarter of 2001, the Internet consulting business experienced further declines in operating revenues, customer project delays and significant additional losses despite its restructuring plan being implemented. The Company determined that the remaining intangible assets were not recoverable and recorded an additional impairment charge of $9,314 as of March 31, 2001.

      In April 2001, management determined that it would no longer invest in this business and announced its decision to exit the operation. Effective with the second quarter of 2001, this segment is reflected as a discontinued operation. All prior period statements have been restated accordingly, including the reallocation of fixed overhead charges to other business segments. In connection with the Company’s plan of discontinuance, the Company recorded $5,075, net of applicable tax benefits, related to the planned discontinuance of the segment, including severance, asset impairment and occupancy costs.

      Net sales and income from the discontinued operations were as follows:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2001	2000

Net sales	$286	$3,840

Pre-tax loss from discontinued operations (including restructuring and shutdown costs)	$(9,899)	$(6,104)

Income tax benefit	3,565	1,953

	$(6,334)	$(4,151)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2001	2000

Net sales	$1,056	$7,163

Pre-tax loss from discontinued operations (including restructuring and shutdown costs)	$(25,423)	$(12,383)

Income tax benefit	9,060	3,858

	$(16,363)	$(8,525)

      Assets and liabilities of the discontinued operations were as follows:

	June 30,	December 31,
	2001	2000

Assets	$1,265	$19,354

Liabilities (including accrued restructuring and discontinuance costs)	7,600	2,206

Net assets of discontinued operations	$(6,335)	$17,148

      The balance in the accrual for loss on discontinuance represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter, this accrual had been reflected as part of the overall restructuring accrual. The balance and changes in the accrual for loss on discontinuance from December 31, 2000 through June 30, 2001, including additions as well as payments made on that accrual, is summarized below.

	December 31,	Additions	Paid	June 30,
	2000 Balance	in 2001	in 2001	2001 Balance

Severance and personnel-related costs	$1,160	$1,291	$1,744	$707

Occupancy costs	762	2,651	582	2,831

Other	106	766	195	677

	$2,028	$4,708	$2,521	$4,215

      In addition to the accrual for loss on discontinuance discussed above, in April 2001, management determined that it would take additional steps in its cost reduction program as it affected the other segments of the Company’s operations. A restructuring charge was incurred that included a reduction in force of approximately 10%. There was also approximately $1.2 million in asset impairment charges taken in the second quarter of 2001 related to office closings in continuing operations.

      The balance and changes in accrued restructuring related to continuing operations from December 31, 2000 through June 30, 2001 including additions as well as payments made on that accrual, is summarized below.

	December 31,	Additions	Paid	June 30,
	2000 Balance	in 2001	in 2001	2001 Balance

Severance and personnel-related costs	$851	$4,732	$3,163	$2,420

Occupancy costs	—	1,943	—	1,943

Other	14	380	218	176

	$865	$7,055	$3,381	$4,539

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Severance and personnel-related costs include severance and other benefits paid to terminated employees. The amounts include employees who received notice or had otherwise been identified prior to December 31, 2000 and June 30, 2001, respectively.

      Occupancy costs represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment.

      Note 9. In August 2001, the Company entered into an agreement to acquire Mendez S.A. and its related assets from Lernout & Hauspie Speech Products N.V. for $44.5 million. Mendez S.A. is based in Belgium and provides localization, translation technology and technical translation services. It would become part of the globalization segment. The agreement is subject to approval by the Commercial Court in Ieper, Belgium and is expected to close before October 31, 2001.

      Note 10.  Segment Information

      The Company continues to focus its business on “Empowering Your Information,” a term used to define the management, repurposing and distribution of a client’s information. The Company manages and repurposes information for distribution by digital, Internet or paper media. It manages documents on the clients’ site or at its own facilities.

      The Company’s continuing operations are classified into three reportable business segments: financial printing, outsourcing and globalization. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

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

The fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector has been discontinued effective with the second quarter. Accordingly, segment information is no longer being presented for that segment.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment income before interest, income taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses income before interest, income taxes, and amortization expenses (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, restructuring and asset impairment charges, other expenses, and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,

	2001	2000

	(000’s omitted)

Revenues from External Customers:

Financial printing	$196,255	$235,323

Outsourcing	59,806	45,556

Globalization	22,586	16,813

	$278,647	$297,692

EBITDA:

Financial printing	$21,357	$40,467

Outsourcing	3,147	2,469

Globalization	1,464	(846)

Other (including restructuring and asset impairment charges)	(10,026)	(1,508)

	$15,942	$40,582

Depreciation Expense:

Financial printing	$8,565	$8,291

Outsourcing	1,380	1,548

Globalization	888	880

	$10,833	$10,719

EBITA:

Financial printing	$12,792	$32,176

Outsourcing	1,767	921

Globalization	576	(1,726)

Other (including restructuring and asset impairment charges)	(10,026)	(1,508)

	$5,109	$29,863

Amortization expense	(1,930)	(1,916)

Interest expense	(1,947)	(2,381)

Income from continuing operations before income taxes	$1,232	$25,566

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2001	2000

	(000’s omitted)

Revenues from External Customers:

Financial printing	$391,380	$459,830

Outsourcing	114,471	90,149

Globalization	42,217	29,538

	$548,068	$579,517

EBITDA:

Financial printing	$40,112	$74,515

Outsourcing	5,802	3,786

Globalization	2,518	(4,146)

Other (including restructuring and asset impairment charges)	(9,459)	(1,300)

	$38,973	$72,855

Depreciation Expense:

Financial printing	$17,463	$16,687

Outsourcing	2,762	3,148

Globalization	1,760	1,645

	$21,985	$21,480

EBITA:

Financial printing	$22,649	$57,828

Outsourcing	3,040	638

Globalization	758	(5,791)

Other (including restructuring and asset impairment charges)	(9,459)	(1,300)

	$16,988	$51,375

Amortization expense	(3,706)	(3,633)

Interest expense	(3,295)	(3,738)

Income from continuing operations before income taxes	$9,987	$44,004

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

Liquidity and Capital Resources

      The Company’s financial position and liquidity continue to be strong. At June 30, 2001, the Company had a working capital ratio of 2.1 to 1 and working capital of $174,033, compared to a ratio of 1.7 to 1 and working capital of $133,542 at December 31, 2000. The increase in working capital is attributed to an increase in accounts receivable and inventory, as well as increased long-term borrowings used to finance certain acquisitions.

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

      Capital expenditures for the six months ended June 30, 2001 are $19,566. Capital expenditures for the full year 2001 are anticipated to be between $38 million and $42 million.

Cash Flows

      The Company’s net cash used in operating activities was $6,378 and $41,411 for the six months ended June 30, 2001, and 2000, respectively. The change reflects a smaller increase in accounts receivable and inventory, compared with 2000, primarily attributed to the decreased sales in the first six months of 2001, as compared with 2000.

      Net cash used in investing activities was $35,128 and $20,582 for the six months ended June 30, 2001 and 2000, respectively. The increase was primarily the result of cash used in the acquisition of Document Management Services, Inc. in 2001 of approximately $18 million.

      Net cash provided by financing activities was $45,728 and $45,045 for the six months ended June 30, 2001 and 2000, respectively. The amounts reflect lower net borrowings in the current year, primarily due to a lower amount of cash used in operations, as well as the lack of treasury stock repurchases in the first half of 2001, compared to the prior year.

Share Repurchase Program

      No shares were purchased during the six months ended June 30, 2001.

Foreign Exchange

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a net translation loss of $1,677 in its accumulated comprehensive income for the six months ended June 30, 2001. This loss is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

      In June, 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amended SFAS 133 and was to be adopted concurrently with SFAS 133. The new statement addressed a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The Company does not currently use derivative instruments; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued Statement No. 141, “Business Combinations” (SFAS 141), and Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

      Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, the Company will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $143 million and unamortized identifiable intangible assets of approximately $18 million, all of which will be subject to the provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting these pronouncements, it is not practicable to reasonably estimate the impact of adopting these statements on the Company’s financial statements.

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

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. EBITDA and EBITA are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not replacement measures of operating performance as determined in accordance with generally accepted accounting principles. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed below. The Internet consulting and development segment is no longer being discussed as a separate segment as it has become classified as a discontinued operation during the second quarter of 2001, based on management’s announcement to exit this segment made on April 23, 2001.

     Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Financial Printing

      Sales decreased $39,068 or 17%. Demand for transactional financial printing remained very low and was down sharply during the second quarter of 2001, as compared to 2000. While we continue to maintain our share of this market, the reduced activity has impacted our revenues and gross margin. For the quarter, transactional financial printing experienced decreased revenues of $44,559 or 42%.

      This decrease in transactional revenues was offset to some degree by increased non-transactional financial printing of $5,491. This increase is the result of our efforts to increase our revenues in the corporate reporting, mutual funds and digital printing markets. These services are expected to provide a more stable volume of work than transactional financial and we expect these services to be less cyclical.

      Gross margin contribution of this segment decreased by $25,006, as the margin percentage decreased by approximately four percentage points to 41%. The margins in the transactional financial market were negatively impacted by the lower resource utilization as compared to the second quarter of last year.

      Selling and administrative expenses decreased $5,896 or 9%, to $58,948. The decrease was primarily the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, these expenses increased by approximately two percentage points to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $19,110 to $21,357 as a result of the foregoing.

Outsourcing

      Sales increased $14,250, or 31%. This increase resulted primarily from new customers and the acquisition of Document Management Services, Inc. (“DMS”), offset by decreased revenue from existing customers.

      Gross margin from this segment increased $1,541 while the margin percentage decreased approximately two percentage points to 19%. The decline is attributed to the decreased volume of activity at existing customers.

      Selling and administrative expenses increased $863 or 12% to $7,982; however, as a percent of sales, these expenses decreased by approximately two percentage points to 13%.

      EBITDA from this segment increased by $678 to $3,147, and remained consistent as a percentage of sales.

Globalization

      Sales increased $5,773 or 34%. Our globalization segment provides two primary services, software localization and web site content management. The market for these services appears to be growing and while our share of the market is difficult to determine we estimate that it also is growing.

      The increase in cost of sales and selling and administrative expenses of $3,463 is directly related to the additional costs required to produce and manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA increased to $1,464, compared to a loss of $846 for the quarter ended June 30, 2000.

Summary

      Net sales decreased $19,045 or 6%, to $278,647. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $19,940 decrease in gross margin; and, the gross margin percentage decreased approximately four percentage points to 36%. This decrease was primarily attributable to the declines in the Company’s financial printing segment.

      Selling and administrative expenses decreased by $3,818 or 5%, to $74,355. This decrease was due to the selling and administrative costs related to the decrease in sales as well as reductions in discretionary spending. As a percentage of sales, these expenses increased approximately one percentage point to 27%, primarily as a result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation increased $114, and amortization remained consistent.

      There were $8,228 in restructuring and impairment charges in the current year, as previously discussed in Note 8 to the financial statements.

      Interest expense decreased $434 primarily as a result of a lower average interest rate in the current year partially offset by higher average borrowings in 2001.

      Other income (expense), net changed from an expense of $1,508 to income of $60 primarily due to an accrual in connection with a matter in litigation in the second quarter of the prior year.

      The loss on sale of subsidiary in the second quarter of the current year relates to the sale of the commercial printing operation in our Montreal location.

      The effective overall income tax rate for the quarter was impacted by the loss incurred in the second quarter of 2001 as compared to income in the prior year. This was further impacted by the non-deductibility of the loss on sale of subsidiary in the second quarter of 2001.

      As a result of the foregoing, the net loss from continuing operations was $68 as compared to net income of $14,880 for the same period last year.

      As previously discussed, the Company discontinued its Internet consulting and development segment which resulted in losses of $6,334 and $4,151 in 2001 and 2000, respectively. As a result, the net loss of the Company was $6,402 for the second quarter of 2001, as compared to net income of $10,729 in the same period of 2000.

     Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Financial Printing

      Sales decreased $68,450 or 15%. Demand for transactional financial printing remained very low and was down sharply during the first half of 2001, as compared to 2000. While we continue to maintain our share of this market, the reduced activity has impacted our revenues and gross margin. For the six months ended June 30, 2001, transactional financial printing experienced decreased revenues of $82,795 or 38%. Commercial printing decreased $2,555 or 6%.

      These decreases in the segment’s revenues were offset to some degree by increased corporate reporting and mutual fund printing of $19,556. These increases are the result of our efforts to increase our revenues in the non-transactional financial printing market. These services are expected to provide a more stable volume of work than transactional financial and we expect these services to be less cyclical.

      Gross margin contribution of this segment decreased by $49,745 while the margin percentage decreased by approximately five percentage points to 40%. The margins in the transactional financial market were negatively impacted by the lower resource utilization as compared to the first six months of last year.

      Selling and administrative expenses decreased $15,342, or 12%, to $115,388; as a percent of sales, these expenses increased by approximately one percentage point to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $34,403 to $40,112 as a result of the foregoing.

Outsourcing

      Sales increased $24,322 or 27%. This increase resulted primarily from new customers and the acquisition of DMS, as well as expanded services with existing customers.

      Gross margin from this segment increased $3,754 while the margin percentage decreased approximately one percentage point to 19%.

      Selling and administrative expenses increased $1,738 or 12%; however, as a percent of sales, these expenses decreased by approximately two percentage points to 14%.

      EBITDA from this segment increased by $2,016 to $5,802.

Globalization

      Sales increased $12,679 or 43%. Our globalization segment provides two primary services, software localization and web site content management. The market for these services appears to be growing and while our share of the market is difficult to determine we estimate that it also is growing.

      The increase in cost of sales and selling and administrative expenses of $6,015 is directly related to the additional costs required to produce and manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA increased to $2,518 compared to a loss of $4,146 for the six months ended June 30, 2000.

Summary

      Net sales decreased $31,449 or 5%, to $548,068. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $37,456 decrease in gross margin; and, the gross margin percentage decreased approximately five percentage points to 35%. This decrease was primarily attributable to the declines in the Company’s financial printing segment.

      Selling and administrative expenses decreased by $11,733 or 8%, to $144,244. This decrease was due to the selling and administrative costs related to the decrease in sales as well as reductions in discretionary spending. As a percentage of sales, these expenses decreased approximately one percentage point to 26%.

      Depreciation increased $505, or 2%, while amortization increased $73, or 2%.

      There were $8,228 in restructuring and impairment charges in the current year, as previously explained in Note 8 to the financial statements.

      Interest expense decreased $443 as a result of a lower average interest rate in the current year, partially offset by higher average borrowings.

      Other income (expense), net changed from an expense of $1,300 in 2000 to income of $627 in 2001 primarily due to an accrual in connection with a matter in litigation in the prior year.

      The loss on sale of subsidiary in the second quarter of the current year relates to the sale of the commercial printing operation in our Montreal location.

      The effective overall income tax rate for the first six months was impacted by the loss incurred in the first six months of 2001 as compared to income in the prior year. This was further impacted by the non-deductibility of the loss on sale of subsidiary in the second quarter of 2001.

      As a result of the foregoing, the net income from continuing operations was $4,668 as compared to $25,515 for the same period last year.

      As previously discussed, the Company discontinued its Internet consulting and development segment which resulted in losses of $16,363 and $8,525 in 2001 and 2000, respectively. As a result, the net loss of the Company was $11,695 for the first six months of 2001, as compared to net income of $16,990 in the same period of 2000.

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

PART II

OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

Report dated May 8, 2001, relating to a letter sent to the shareholders regarding its Annual Meeting and auditors’ fees.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer)

Date: August 14, 2001

/s/C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and Chief Financial Officer)
(Principal Accounting Officer)

Date: August 14, 2001