Form 10-Q
period 2001-09-30
BOWNE & CO INC
filed 2001-11-14
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

☒  Yes  ☐  No

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,117,131 shares of common stock, par value $.01, outstanding as of November 6, 2001.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$227,480	$263,395

Expenses:

Cost of sales	158,959	164,812

Selling and administrative	58,082	66,451

Depreciation	9,617	10,765

Amortization	2,427	1,804

Purchased in-process research and development	800	—

	229,885	243,832

Operating (loss) income	(2,405)	19,563

Interest expense	(1,446)	(2,407)

Other income (expense), net	387	(148)

(Loss) income from continuing operations before income taxes	(3,464)	17,008

Income tax expense	239	7,312

(Loss) income from continuing operations	(3,703)	9,696

Discontinued operations:

Loss from operations of discontinued segment (less applicable tax benefit of $2,063 in 2000)	—	(4,177)

Net (loss) income	$(3,703)	$5,519

(Loss) earnings per share from continuing operations:

Basic	$(.11)	$.29

Diluted	$(.11)	$.28

Loss per share from discontinued operations:

Basic	$—	$(.12)

Diluted	$—	$(.12)

Total (loss) earnings per share:

Basic	$(.11)	$.16

Diluted	$(.11)	$.16

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
	(000’s omitted except
	per share amounts)

Net sales	$775,548	$842,912

Expenses:

Cost of sales	514,351	514,197

Selling and administrative	202,326	222,428

Depreciation	31,602	32,245

Amortization	6,133	5,437

Restructuring and asset impairment charges	8,228	—

Purchased in-process research and development	800	—

	763,440	774,307

Operating income	12,108	68,605

Interest expense	(4,741)	(6,145)

Other income (expense), net	1,014	(1,448)

Loss on sale of subsidiary	(1,858)	—

Income from continuing operations before income taxes	6,523	61,012

Income tax expense	5,558	25,801

Income from continuing operations	965	35,211

Discontinued operations:

Loss from operations of discontinued segment (less applicable tax benefit of $6,203 and $5,921, respectively)	(11,288)	(12,702)

Loss on discontinuance of segment (less applicable tax benefit of $2,857)	(5,075)	—

Loss from discontinued operations	(16,363)	(12,702)

Net (loss) income	$(15,398)	$22,509

Earnings per share from continuing operations:

Basic	$.03	$1.00

Diluted	$.03	$.98

Loss per share from discontinued operations:

Basic	$(.50)	$(.36)

Diluted	$(.50)	$(.36)

Total (loss) earnings per share:

Basic	$(.47)	$.64

Diluted	$(.47)	$.63

Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	September 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Net (loss) income	$(3,703)	$5,519

Foreign currency translation adjustment	1,338	(2,097)

Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(999) and $667 for 2001 and 2000, respectively	(1,497)	723

Comprehensive (loss) income	$(3,862)	$4,145

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Net (loss) income	$(15,398)	$22,509

Foreign currency translation adjustment, net of $1,262 reclassification adjustment in 2001 for the recognized loss relating to the sale of subsidiary	(339)	(4,090)

Net unrealized losses arising from marketable securities during the period, after crediting taxes of $235 and $1,287 for 2001 and 2000, respectively	(211)	(1,394)

Comprehensive (loss) income	$(15,948)	$17,025

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2001	2000

	(Unaudited)

	(000’s omitted
	except share amounts)

ASSETS

Current assets:

Cash and cash equivalents	$28,230	$30,302

Marketable securities	1,474	1,645

Trade accounts receivable, less allowance for doubtful accounts of $15,487 (2001) and $15,206 (2000)	234,531	215,897

Inventories	28,126	32,560

Prepaid expenses and other current assets	40,290	34,104

Total current assets	332,651	314,508

Property, plant and equipment, less accumulated depreciation and amortization of $252,183 (2001) and $222,936 (2000)	162,570	171,938

Goodwill and other intangible assets, less accumulated amortization of $31,780 (2001) and $34,140 (2000)	185,520	159,100

Other assets	25,763	14,669

Total assets	$706,504	$660,215

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current portion of long-term debt and other short-term borrowings	$164,567	$1,546

Accounts payable	36,095	47,759

Employee compensation and benefits	51,665	71,945

Accrued expenses and other obligations	72,174	59,716

Total current liabilities	324,501	180,966

Long-term debt — net of current portion	4,095	85,676

Deferred employee compensation and other benefits	44,567	40,019

Total liabilities	373,163	306,661

Stockholders’ equity:

Preferred stock:

Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—

Common stock:

Authorized 60,000,000 shares, par value $.01, Issued 39,800,784 shares (2001) and 39,656,460 shares (2000)	398	397

Additional paid-in capital	42,435	41,172

Retained earnings	357,421	378,273

Treasury stock, at cost, 6,683,653 shares (2001) and, 6,684,128 shares (2000)	(58,973)	(58,898)

Accumulated other comprehensive loss, net	(7,940)	(7,390)

Total stockholders’ equity	333,341	353,554

Total liabilities and stockholders’ equity	$706,504	$660,215

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2001	2000

	(Unaudited)
	(000’s omitted)

Cash flows from operating activities:

Net (loss) income	$(15,398)	$22,509

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation	31,602	32,245

Amortization	6,133	5,437

Asset impairment charges	1,174	—

Purchased in-process research and development	800	—

Loss from discontinued operations, net of tax	16,363	12,702

Loss on sale of subsidiary	1,858	—

Changes in other assets and liabilities, net of acquisitions and certain non-cash transactions	(34,474)	(60,651)

Net cash provided by operating activities	8,058	12,242

Cash flows from investing activities:

Acquisitions of businesses, net of cash acquired	(63,145)	(6,300)

Proceeds from sale of a subsidiary	4,876	5,000

Purchase of other investments	(1,000)	(1,000)

Proceeds from the sale of marketable securities and fixed assets	1,627	901

Purchase of property, plant and equipment	(26,409)	(28,624)

Net cash used in investing activities	(84,051)	(30,023)

Cash flows from financing activities:

Proceeds from borrowings	275,872	174,415

Payment of debt	(197,495)	(118,359)

Proceeds from stock options exercised	1,088	303

Purchase of treasury stock	(90)	(40,322)

Payment of dividends	(5,454)	(5,792)

Net cash provided by financing activities	73,921	10,245

Decrease in cash and cash equivalents	(2,072)	$(7,536)

Cash and cash equivalents, beginning of period	30,302	30,458

Cash and cash equivalents, end of period	$28,230	$22,922

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(000’s omitted, except share information and where noted)

      Note 1.  Basis of Presentation

      The financial information as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report and consolidated financial statements. Operating results for the three and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the full year.

      Note 2.  Inventories

      Inventories of $28,126 at September 30, 2001 included raw materials of $7,314 and work-in-process of $20,812. At December 31, 2000, inventories of $32,560 included raw materials of $8,966 and work-in-process of $23,594.

      Note 3.  Net (Loss) Earnings Per Share

      Net earnings per share is calculated for basic earnings per share based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive.

	Three Months Ended
	September 30,

	2001	2000

Basic shares	33,113,280	33,626,354

Diluted shares	34,222,680	34,359,852

	Nine Months Ended
	September 30,

	2001	2000

Basic shares	33,063,081	35,073,482

Diluted shares	34,095,085	35,862,452

      Note 4.  Marketable Securities

      The Company classifies its investment in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2001, the fair value of marketable securities exceeded cost by $261. At December 31, 2000, the fair value of marketable securities exceeded cost by $707. The net unrealized gains, after deferred taxes, were $157 and $368 at September 30, 2001 and December 31, 2000, respectively.

      The foreign currency translation adjustment was $8,097 and $7,758 at September 30, 2001 and December 31, 2000, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Note 5.  Acquisitions

      All of the acquisitions described below have been accounted for using the purchase method of accounting, with the excess of the purchase price over the estimated fair value of the identifiable net assets recorded as goodwill. The results of each operation have been included in the Company’s consolidated results of operations since the date of acquisition. The cost of the acquisitions was financed primarily through borrowings under the Company’s revolving credit agreement.

     Mendez S.A.

      In August 2001, the Company acquired Mendez S.A., and its related assets from Lernout & Hauspie Speech Products N.V. for $44.8 million in cash. Mendez has employees in 20 countries and provides localization, translation technology and technical translation services and is included as part of the globalization segment. The Company expects that this acquisition will strengthen its position in the globalization and localization industry and enhance its results by enabling the Company to combine complementary lines of business, improve efficiencies and enhance service offerings.

      The aggregate purchase price of $47.8 million, which includes approximately $3.0 million of acquisition costs, has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $23.2 million, has been allocated between goodwill and other identifiable intangible assets based upon estimated fair values. The portion allocated to goodwill is not being amortized. The portion allocated to identifiable intangible assets is being amortized over their estimated useful lives. The purchase price allocation is preliminary, and further refinements are likely to be made based upon the completion of a third party valuation of certain intangible assets. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

      A portion of the purchase price ($0.8 million) has been allocated to research and development projects that were written off at the date of acquisition in accordance with applicable pronouncements. The write-off was included in our consolidated results of operations for the quarter ended September 30, 2001.

      In addition, the Company accrued $3.9 million of costs associated with the integration of Mendez’ operations. The integration will eliminate redundant functions and excess facilities in geographical regions where the Company has operations in the same location as Mendez. These costs include estimated severance costs ($3.1 million), lease termination costs ($0.6 million), and other integration costs ($0.2 million) associated with eliminating Mendez facilities and terminating certain Mendez employees. These costs are based upon the Company’s best estimate and are subject to change as the actual plan is executed. Changes in the costs will result in adjustments to goodwill during the period of the change. In addition, the Company expects to incur additional costs during the fourth quarter of 2001 to integrate the Mendez operations, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which are estimated to be between $3.5 million to $4.0 million, will be recorded as restructuring expenses in the consolidated results of operations during the quarter ended December 31, 2001. The integration of Mendez is expected to be substantially complete by December 31, 2001 and substantially all of the costs associated with the integration are expected to be paid during the fourth quarter of 2001 and the first quarter of 2002.

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Mendez had been made at the beginning of the periods presented. The effects of the other acquisitions made during 2001 on the consolidated results of operations are not significant and have been excluded from the pro forma presentation.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,

	2001	2000

	(in thousands)

Net sales	$238,903	$284,630

(Loss) income from continuing operations	(3,474)	10,500

Net (loss) income	(3,474)	6,323

(Loss) earnings per share from continuing operations:

Basic	$(.10)	$.31

Diluted	(.10)	.31

Total (loss) earnings per share:

Basic	$(.10)	$.19

Diluted	(.10)	.18

	Nine Months Ended
	September 30,

	2001	2000

	(in thousands)

Net sales	$827,333	$910,321

Income from continuing operations	1,038	42,718

Net (loss) income	(15,325)	30,016

(Loss) earnings per share from continuing operations:

Basic	$(.03)	$1.22

Diluted	(.03)	1.19

Total (loss) earnings per share:

Basic	$(.46)	$.86

Diluted	(.46)	.84

      The pro forma amounts include interest expense on acquisition debt, exclude the $0.8 million in-process research and development charge and do not include any amortization of goodwill associated with the Mendez acquisition. In addition, the pro forma amounts do not reflect any benefits from economies or synergies that might be achieved from integrating operations. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

     Document Management Services, Inc.

      In April 2001, the Company acquired Document Management Services, Inc. (“DMS”), an outsourcing company that provides services to the professional service market, for approximately $18 million in cash. The purchase agreement also provides for the payment of additional consideration upon the achievement of certain milestones based upon earnings and customer renewals, which amounts will be included as additional goodwill in the period earned. The excess purchase price over the identifiable net tangible assets, which totaled $17.8 million, is reflected as part of goodwill and other intangible assets. Included in intangible assets is approximately $5.9 million related to customer contracts and related customer relationships, which will be amortized over 15 years. The remaining $11.9 million is recorded as goodwill with a 30-year life and will be amortized through December 31, 2001, when amortization will cease. DMS is included in the outsourcing segment.

     neustrategies

      During the first quarter of 2001, the Company acquired an entity (“neustrategies”) for approximately $2 million in cash. The purchase agreement also provides for the payment of additional consideration (not to exceed $2 million) upon the achievement of certain milestones based upon incremental operating income,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which amounts will be included as additional goodwill in the period earned. This entity focuses on helping customers with their global web applications and is included as part of the globalization segment.

      Note 6.  Sale of a Subsidiary

      During June 2001, the Company sold its commercial printing operations in Montreal, Quebec for approximately $4.9 million, of which $2.4 million was received in cash. The remainder was financed by the Company with an interest bearing note with principal due in installments beginning on the fourth anniversary. During 2000, this operation had sales of approximately $24.4 million with net assets of approximately $5.1 million at closing. This transaction resulted in a loss of $1.9 million which primarily resulted from the recognition of the accumulated foreign currency translation loss that was reflected as part of accumulated other comprehensive loss on the balance sheet.

      Note 7.  Debt

      At September 30, 2001, the Company had borrowings of $163.5 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 5%. At December 31, 2000, the Company had borrowings of $85 million under this agreement. The credit agreement expires in July 2002 and therefore the outstanding borrowings at September 30, 2001 have been included in current portion of long-term debt in the condensed consolidated balance sheet. The Company has begun the process of replacing this credit agreement and expects to have an arrangement or arrangements in place over the next few months.

      Note 8.  Discontinued Operations and Asset Impairment and Restructuring Charges

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net sales and loss from the discontinued operations were as follows:

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2001	2000

Net sales	$—	$2,685

Pre-tax loss from discontinued operations (including restructuring and shutdown costs)	$—	$(6,240)

Income tax benefit	—	2,063

	$—	$(4,177)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2001	2000

Net sales	$1,056	$9,848

Pre-tax loss from discontinued operations (including restructuring and shutdown costs)	$(25,423)	$(18,623)

Income tax benefit	9,060	5,921

	$(16,363)	$(12,702)

      Assets and liabilities of the discontinued operations were as follows:

	September 30,	December 31,
	2001	2000

Assets	$780	$19,354

Liabilities (including accrued restructuring and discontinuance costs)	6,032	2,206

Net (liabilities) assets of discontinued operations	$(5,252)	$17,148

      The balance in the accrual for loss on discontinuance represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter, this accrual had been reflected as part of the Company’s overall restructuring accrual. The balance and changes in the accrual for loss on discontinuance from December 31, 2000 through September 30, 2001, including additions as well as payments made on that accrual, is summarized below.

	December 31,	Additions	Paid	September 30,
	2000 Balance	in 2001	in 2001	2001 Balance

Severance and personnel-related costs	$1,160	$1,291	$2,302	$149

Occupancy costs	762	3,094	1,407	2,449

Other	106	323	229	200

	$2,028	$4,708	$3,938	$2,798

      In addition to the accrual for loss on discontinuance discussed above, in April 2001, management determined that it would take additional steps in its cost reduction program as it affected the other segments of the Company’s operations. A restructuring charge was incurred that included a reduction in force of approximately 10% of the Company’s financial print operations. There was also approximately $1.2 million in asset impairment charges taken in the second quarter of 2001 related to office closings in continuing operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The balance and changes in accrued restructuring related to continuing operations from December 31, 2000 through September 30, 2001, including additions and payments made on that accrual, is summarized below.

	December 31,	Additions	Paid	September 30,
	2000 Balance	in 2001	in 2001	2001 Balance

Severance and personnel-related costs	$851	$4,732	$3,894	$1,689

Occupancy costs	—	1,943	1,147	796

Other	14	380	288	106

	$865	$7,055	$5,329	$2,591

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

      In response to the continued slowdown in the financial print markets, on October 30th, 2001, the Company reduced the workforce of its domestic and international financial printing operations by an additional 10%, or approximately 360 employees. The severance costs associated with this reduction in force are estimated to be approximately $3.0 million and will be reported as restructuring charges in the results of operations for the quarter ended December 31, 2001.

Note 9.	Segment Information

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

Financial Printing — transactional financial, corporate reporting, mutual fund, investment company services, commercial and digital printing.

Outsourcing — document management solutions primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS).

Globalization — translation, localization and content reengineering of software and technology products. This segment is commonly referred to as Bowne Global Solutions (BGS).

The fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector has been discontinued effective with the second quarter of 2001. Accordingly, segment information is no longer being presented for that segment.

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

	Three Months Ended
	September 30,

	2001	2000

	(000’s omitted)

Revenues from external customers:

Financial printing	$143,488	$195,280

Outsourcing	58,613	48,862

Globalization	25,379	19,253

	$227,480	$263,395

EBITDA:

Financial printing	$5,207	$28,347

Outsourcing	3,259	2,526

Globalization	1,973	1,259

Other (including purchased in-process research and development charges)	(413)	(148)

	$10,026	$31,984

Depreciation expense:

Financial printing	$7,361	$8,330

Outsourcing	1,383	1,541

Globalization	873	894

	$9,617	$10,765

EBITA:

Financial printing	$(2,154)	$20,017

Outsourcing	1,876	985

Globalization	1,100	365

Other (including purchased in-process research and development charges)	(413)	(148)

	409	21,219

Amortization expense	(2,427)	(1,804)

Interest expense	(1,446)	(2,407)

(Loss) income from continuing operations before income taxes	$(3,464)	$17,008

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2001	2000

	(000’s omitted)

Revenues from external customers:

Financial printing	$534,868	$655,110

Outsourcing	173,084	139,011

Globalization	67,596	48,791

	$775,548	$842,912

EBITDA:

Financial printing	$45,319	$102,861

Outsourcing	9,061	6,312

Globalization	4,491	(2,886)

Other (including restructuring, asset impairment charges, and purchased in-process research and development)	(9,872)	(1,448)

	$48,999	$104,839

Depreciation expense:

Financial printing	$24,825	$25,016

Outsourcing	4,144	4,690

Globalization	2,633	2,539

	$31,602	$32,245

EBITA:

Financial printing	$20,494	$77,845

Outsourcing	4,917	1,622

Globalization	1,858	(5,425)

Other (including restructuring, asset impairment charges, and purchased in-process research and development)	(9,872)	(1,448)

	17,397	72,594

Amortization expense	(6,133)	(5,437)

Interest expense	(4,741)	(6,145)

Income from continuing operations before income taxes	$6,523	$61,012

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

      Set forth below is a summary of factors the Company believes is important to its business and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company.

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

      Management evaluates the performances of its operating segments separately to monitor the different factors affecting financial results. EBITDA and EBITA are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities which operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to, and not replacement measures of, operating performance as determined in accordance with generally accepted accounting principles. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed below. The Internet consulting and development segment is no longer being discussed as a separate segment as it has become classified as a discontinued operation during the second quarter of 2001, based on management’s announcement to exit this segment made on April 23, 2001.

     Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Financial Printing

      Sales decreased $51,792, or 27%, with transactional financial printing revenues down $48,849, or 42% compared to the year earlier period. Demand for transactional financial printing remained very low and was down sharply during the third quarter of 2001, as compared to 2000, primarily due to the lack of capital market activity in the third quarter of 2001. September 2001 was the first month in over 25 years in which an initial public offering did not price. As a result of this lower capital market activity, transactional financial printing revenues over the most recently completed six-month period were down to their lowest levels in at least 5 years.

      This reduced activity has impacted both our revenues and our gross margins, since historically, transactional financial print revenues are our most profitable class of service. Gross margin contribution of this segment decreased by $35,562 as the margin percentage decreased by approximately nine percentage points to 33%, due to the lower resource utilization as compared to the third quarter of last year.

      Selling and administrative expenses decreased $12,421 or 23%, to $42,450, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the first half of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately two percentage points to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $23,140 to $5,207 as a result of the foregoing.

Outsourcing

      Sales increased $9,751 or 20%. This increase resulted primarily from new customers and the acquisition of Document Management Services, Inc. (“DMS”) in April 2001, offset by decreased revenue from existing customers. Since the outsourcing segment primarily provides services to the legal, investment banking and financial services industries, transaction volumes from existing customers decrease when the financial markets experience downturns such as the one we are currently experiencing. At the same time, new outsourcing opportunities from new customers and new services increase because customers tend to focus more upon their core competencies and look for ways to outsource their non-core services. As a result, some of our existing business weakens while at the same time our rate of growth on new customers increases.

      Gross margin from this segment increased $2,395 while the margin percentage increased approximately one percentage point to 20%.

      Selling and administrative expenses increased $1,662 or 25% to $8,329; however, as a percent of sales, these expenses remained constant at 14%.

      EBITDA from this segment increased by $733 to $3,259 and remained consistent as a percentage of sales.

Globalization

      Sales increased $6,126 or 32%. Approximately $5.5 million of this increase was due to the acquisition of Mendez in August 2001. Our globalization segment provides comprehensive globalization solutions and technology, including translation, localization and content reengineering of software and technology products. The market for these services appears to be growing and while our share of the market is difficult to determine we estimate that it also is growing. The Company expects that its acquisition of Mendez will strengthen its position in the globalization and localization industry and enhance its results by enabling the Company to combine complementary lines of business, improve efficiencies and enhance service offerings.

      Gross margin from this segment increased $3,105, while the margin percentage increased approximately five percentage points to 37%, primarily due to improved utilization and productivity of the production group.

      Selling and administrative expenses increased $2,391, or 49%, to $7,304, and as a percentage of sales increased three percentage points to 29%. The increase in selling and administrative expenses is directly related to the additional costs to manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales.

      As a result of the foregoing, EBITDA increased to $1,973 compared to $1,259 for the quarter ended September 30, 2000.

Summary

      Net sales decreased $35,915 or 14%, to $227,480. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $30,062 decrease in gross margin; and, the gross margin percentage decreased approximately seven percentage points to 30%. This decrease was attributable to the declines in the Company’s financial printing segment.

      Selling and administrative expenses decreased by $8,369 or 13%, to $58,082. This decrease was due to the selling and administrative costs related to the decrease in sales as well as reductions in the workforce and in discretionary spending. As a percentage of sales, these expenses remained constant at approximately 25%.

      Depreciation decreased $1,148, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and amortization increased $623, primarily as a result of acquisitions during 2001.

      There were $800 of purchased in-process research and development charges in the current year in connection with the Mendez acquisition.

      Interest expense decreased $961 primarily as a result of a lower average interest rate in the current year partially offset by higher average borrowings in 2001.

      Other income (expense), net changed from an expense of $148 in 2000 to income of $387 in 2001.

      The effective overall income tax rate for the quarter was impacted by the loss incurred in the third quarter of 2001 as compared to income in the prior year. The change in the effective tax rate is primarily due to the relative size of the non-deductible expenses of approximately $4 million while the rate applied to taxable income remained approximately 39%.

      As a result of the foregoing, the net loss from continuing operations in 2001 was $3,703 as compared to net income from continuing operations of $9,696 for the same period last year.

      For the fourth quarter of 2001, the Company expects its overall results to be similar to the third quarter of 2001. The results of its financial print business will continue to be impacted by the anticipated continued downturn in the capital markets, both domestically and internationally. In response to the continued slowdown in the financial print markets, on October 30th, 2001, the Company reduced the workforce of its domestic and international financial printing operations by 10%, or approximately 360 employees. The severance costs associated with this reduction in force are estimated to be approximately $3.0 million and will be reported as restructuring charges in the results of operations for the quarter ended December 31, 2001. We expect these headcount reductions will result in annualized savings of approximately $20 million. These estimated cost savings might not be realized if the capital markets and the transactional financial print business were to improve faster than expected, which could result in some of the eliminated positions being re-filled.

      We expect both the outsourcing and globalization segments to be impacted by the weaker economy, but their results should continue to meet our expectations.

     Nine Months Ended September 30, 2001 Compared to Nine Months September 30, 2000

Financial Printing

      Sales decreased $120,242, or 18%, with transactional financial printing revenues down $131,643, or 39%, and commercial printing down $11,612, or 19%, compared to the year earlier period. Demand for transactional financial printing remained very low and was down sharply during 2001, as compared to 2000, primarily due to the lack of capital market activity in 2001. As a result of this lower capital market activity, transactional financial printing revenues over the most recently completed six-month period were down to their lowest levels in at least 5 years.

      These decreases in the segment’s revenues were offset to some degree by increased corporate reporting and mutual fund printing revenues of $27,796. These increases are the result of our efforts to increase our revenues in the non-transactional financial printing market. These services are expected to provide a more stable volume of work than transactional financial printing and we expect these services to be less cyclical.

      Gross margin contribution of this segment decreased by $85,307 while the margin percentage decreased by approximately six percentage points to 38%. The margins in the transactional financial printing market were negatively impacted by the lower resource utilization as compared to the first nine months of last year.

      Selling and administrative expenses decreased $27,764, or 15%, to $157,838, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the first half of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, these expenses increased by approximately one percentage point to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $57,542 to $45,319 as a result of the foregoing.

Outsourcing

      Sales increased $34,073 or 25%. This increase resulted primarily from new customers and the acquisition of DMS in April 2001, offset by decreased revenues from existing customers. Since the outsourcing segment primarily provides services to the legal, investment banking and financial services industries, transaction volumes from existing customers decrease when the financial markets experience downturns such as the one we’re currently experiencing. At the same time, new outsourcing opportunities from new customers and new services increase because customers tend to focus more upon their core competencies and look for ways to outsource their non-core services. As a result, some of our existing business weakens while at the same time our rate of growth on new customers increases.

      Gross margin from this segment increased $6,149 while the margin percentage remained consistent at 19%.

      Selling and administrative expenses increased $3,400 or 16%; however, as a percent of sales, these expenses decreased by approximately one percentage point to 14%.

      EBITDA from this segment increased by $2,749 to $9,061.

Globalization

      Sales increased $18,805 or 39%. Approximately $5.5 million of this increase is attributed to the acquisition of Mendez in August 2001.  Our globalization segment provides comprehensive globalization solutions and technology, including translation, localization and content reengineering of software and technology products. The market for these services appears to be growing and while our share of the market is difficult to determine we estimate that it also is growing. The Company expects that its acquisition of Mendez will strengthen its position in the globalization and localization industry and enhance its results by enabling the Company to combine complementary lines of business, improve efficiencies and enhance service offerings.

      Gross margin from this segment increased $11,640, while the margin percentage increased approximately ten percentage points to 37%, primarily due to improved utilization and productivity of the production group.

      Selling and administrative expenses increased $4,263, or 26%, to $20,399, and as a percentage of sales decreased three percentage points to 30%. The increase in selling and administrative expenses is directly related to the additional costs to manage the increased volume, and to a lesser extent, increases in compensation and selling costs associated with increased sales. The improvement as a percentage of sales is the result of the fixed administrative costs being absorbed by higher sales levels.

      As a result of the foregoing, EBITDA increased to $4,491 compared to a loss of $2,886 for the nine months ended September 30, 2000.

Summary

      Net sales decreased $67,364 or 8%, to $775,548. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $67,518 decrease in gross margin; and, the gross margin percentage decreased approximately five percentage points to 34%. This decrease was attributable to the declines in the Company’s financial printing segment.

      Selling and administrative expenses decreased by $20,102 or 9%, to $202,326. This decrease was due to the selling and administrative costs related to the decrease in sales as well as workforce reductions and reductions in discretionary spending. As a percentage of sales, these expenses remained constant at approximately 26%.

      Depreciation decreased $643, or 2%, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, while amortization increased $696, or 13%, primarily as a result of acquisitions during 2001.

      There were $800 of purchased in-process research and development charges in the current year in connection with the Mendez acquisition.

      There were $8,228 in restructuring and impairment charges in the current year, as previously explained in Note 8 to the financial statements.

      Interest expense decreased $1,404 as a result of a lower average interest rate in the current year, partially offset by higher average borrowings.

      Other income (expense), net changed from an expense of $1,448 in 2000 to income of $1,014 in 2001 primarily due to an accrual in connection with a matter in litigation in the prior year.

      The loss on sale of subsidiary in the current year relates to the sale of the commercial printing operation in our Montreal location.

      The effective overall income tax rate for the first nine months increased from 42% to 85% and the income tax rate on pre-tax income before amortization expense was 39% in each period.

      As a result of the foregoing, the net income from continuing operations was $965 as compared to $35,221 for the same period last year.

      As previously discussed, the Company discontinued its Internet consulting and development segment which resulted in losses of $16,363 and $12,702 in 2001 and 2000, respectively. The net loss of the Company was $15,398 for the first nine months of 2001, as compared to net income of $22,509 in the same period of 2000.

Liquidity and Capital Resources

      At September 30, 2001, the Company had a working capital ratio of 1.03 to 1 and working capital of $8,150, compared to a ratio of 1.7 to 1 and working capital of $133,542 at December 31, 2000. The change is the result of a reclassification of the borrowings under the Company’s revolving credit agreement to a current liability from a long-term liability since the revolving credit agreement expires July 1, 2002. The Company has begun the process of replacing this credit agreement and expects to have an arrangement or arrangements in place over the next few months. The Company believes that it has a range of financing options available, including a private placement of long-term debt and a renewal of its revolving credit facility.

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

      Capital expenditures for the nine months ended September 30, 2001 were $26,409. Capital expenditures for the full year 2001 are anticipated to be between $38 million and $42 million.

Cash Flows

      The Company’s net cash provided by operating activities was $8,058 and $12,242 for the nine months ended September 30, 2001, and 2000, respectively. The change reflects the lower income from continuing operations in 2001, offset by a slight decrease in accounts receivable and inventory (excluding the effect of acquisitions) in 2001 compared to an increase in these balances in 2000.

      Net cash used in investing activities was $84,051 and $30,023 for the nine months ended September 30, 2001 and 2000, respectively. The increase was primarily the result of net cash used in the acquisitions of DMS and Mendez of approximately $61 million.

      Net cash provided by financing activities was $73,921 and $10,245 for the nine months ended September 30, 2001 and 2000, respectively. The amounts reflect higher net borrowings in the current year, primarily due to the acquisitions mentioned above, offset by the reduced level of treasury stock repurchases in the first nine months of 2001, compared to the prior year.

Share Repurchase Program

      During the third quarter of 2001, the Company purchased 10,000 shares, at an average price of $9.04.

Foreign Exchange

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a net translation loss of $339 in its accumulated comprehensive income for the nine months ended September 30, 2001. This loss is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

      Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 will be effective for the Company as of January 1, 2002. However, certain provisions will be effective for all business combinations consummated after June 30, 2001. The Company has applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez during the third quarter of 2001.

      Management believes the adoption of SFAS 142 in fiscal 2002 will result in a significant decrease in amortization of goodwill and other intangibles and is currently in the process of assessing any other impacts from SFAS 142 on the Company’s financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS 144), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of SFAS 144.

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

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer)

Date: November 14, 2001

/s/C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and Chief Financial Officer)
(Principal Accounting Officer)

Date: November 14, 2001