Form 10-K405
period 2001-12-31
BOWNE & CO INC
filed 2002-03-27
CIK 13610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-5842

Bowne & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Hudson Street New York, New York (Address of principal executive offices)	10014 (Zip code)

(212) 924-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant, based upon the closing price for the Common Stock on the New York Stock Exchange on March 15, 2002, was $437,667,377. For purposes of the foregoing calculation, the Registrant’s Employees’ Stock Purchase Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.

      The number of shares outstanding of each of the Registrant’s classes of common stock was 33,348,913 shares of Common Stock outstanding as at March 15, 2002.

Documents Incorporated by Reference

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement Anticipated to be dated April 9, 2002	Part III, Items 11-12 Part IV, Item 14

PART I

Item 1.  Business

      Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is the world’s largest financial printer and a global market leader in the field of empowering informationSM by combining superior customer service with appropriate technologies to manage, repurpose and distribute a client’s information to any audience, through any medium, in any language, anywhere in the world. The Company offers its customers an integrated way to design and manage their information flows to take advantage of the latest technologies for creating, storing, moving, presenting, and utilizing information in any combination of paper and electronic forms. It manages documents on a client’s site or at its own facilities. It provides its services and solutions in the traditional creation and printing of transactional financial documents, corporate reporting and mutual fund reports. It also provides digital database management, document management, and printing of personalized documents such as mutual fund and other investment companies’ monthly client statements and enrollment kits. The Company, through Bowne Business Solutions, provides outsourcing solutions such as reprographics, desktop publishing, IT support, word processing, litigation support, scanning and coding, to support the creation of documents for multinational companies and for clients in the professional services industries — including investment banking, legal, and consulting. Finally, Bowne Global Solutions is a leading provider of comprehensive globalization and localization solutions for its clients in, among others, the software, technology, automotive, communications and aerospace industries.

      The Company currently operates the following business segments:

Financial Printing — Consisting of transactional financial (principally initial public offerings, secondary offerings, and merger and acquisition transactions), corporate reporting (including Forms 10-K and 10-Q, proxy materials, and other compliance documents), mutual funds, commercial and digital printing. In 2001, Financial Printing had revenue of $721.2 million (representing 68% of total revenue), and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $53.0 million, excluding the effect of restructuring, integration and asset impairment charges. The largest class of service in this segment, transactional financial printing, accounted for $289.2 million, or 27% of total 2001 revenue.

Outsourcing — Consisting of document management outsourcing solutions, described above, primarily for the legal and financial communities. In 2001, the outsourcing segment generated revenue of $231.8 million (representing 22% of total revenue), and EBITDA of $13.0 million, excluding the effect of restructuring, integration and asset impairment charges.

Globalization — Consisting of globalization business processing, software localization and content reengineering of software and technology products, terminology management, technical writing and translation services which enable companies to market products globally while reflecting local markets in terms of culture, language and business requirements. The globalization segment had 2001 revenue of $101.7 million (representing 10% of total revenue), and EBITDA of $6.1 million, excluding the effect of restructuring, integration and asset impairment charges.

      In April 2001, Bowne’s management decided to discontinue the operations of its Internet Consulting and Development business segment, Immersant, which consisted of integrated Internet applications primarily for the financial services sector. These operations are shown as “discontinued” and all prior period financial statements have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

      Segment revenues, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2001, 2000 and 1999, are shown in Note 15 of the Notes to Consolidated Financial Statements.

Financial Printing

      Transactional financial printing includes registration statements, prospectuses, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. Corporate reporting includes interim reports, regular proxy materials prepared by corporations for distribution to stockholders, Securities and Exchange Commission reports on Forms 10-K, 10-Q and other forms, and stock exchange listing applications. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements, and marketing-related materials.

      The Company receives its clients’ information in numerous formats and repurposes it for distribution typically in print, digital or Internet formats. One of the Company’s newer print solution offerings, digital printing, assists customers by providing their individual clients with high-speed, customized periodic statements or other on-demand printing. Such customers include mutual funds, stock brokers, investment banks, retail banks and other financial institutions that manage multi-option client portfolios as well as insurance companies and others that manage 401(k) and other retirement plans, and employers that offer multiple benefit options to their employees.

      The Company provides some commercial printing which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation of written documents, including highly confidential legal and financial documents.

      The Company’s international financial printing business provides similar services as those delivered by its domestic operations. International print capabilities are delivered either by the Company or through a number of strategic alliances.

      The Company’s revenues historically have been derived primarily from transactional financial printing services. To shift away from being solely a financial printing company and to reduce dependence on the volatile financial markets, Bowne has broadened and deepened the services it offers throughout all phases of a document’s life cycle. Bowne is no longer just involved with the typesetting, printing and filing of documents.

      Over the past few years, the Company has expanded its capabilities within all phases of a document’s life cycle; in the electronic receipt of client documents, composition, conversion, assembly, output, delivery, packaging, archiving, content management, translation and data mining. We have accomplished this via acquisitions, organic growth and the development of new tools and technologies and, as a result, are creating new customer relationships and broadening our solution offerings to existing customers. We have invested in new capabilities that enable us to better serve the changing manner in which our clients communicate with their customers. These capabilities include digital on-demand printing and electronic delivery of personalized communications, as well as traditional print fulfillment. These capabilities enable our clients to strengthen their customer relationships and increase their market leadership. For example, through Bowne’s digital capabilities we can take the data from customers’ databases — the financial records of a 401(k) plan, for example — and develop new ways to present this information on statements that are more useful to participants. Bowne also produces on-demand enrollment kits that eliminate the need for inventory and certain information that is specifically targeted to the recipient.

      Bowne’s digital, print-on-demand services change client’s investor communications from one-to-many to one-to-one. Using advanced database technology, coupled with high-speed laser printing or Internet delivery, Bowne offers clients the opportunity to reach their customers individually. Print-on-demand services also help reverse the traditional process of printing information first and then storing it until needed. Bowne can keep an electronic library of clients’ documents in conjunction with an inventory of conventionally printed materials, so that fulfillment can be customized. Bowne’s ability to handle “householding” — the customized printing, grouping and mailing of multiple accounts — is particularly well-suited to the mutual funds industry as it looks to lower distribution costs.

      The documents produced by Bowne are personalized because the information contained in each document can be different. In the case of statements, each successive statement can contain completely different data. What distinguishes Bowne from other on-demand printers is the link between final documents and the data that drives them. Clients who need to reproduce documents in which the data changes from document-to-document (or from day-to-day) benefit from these services. The market for these solutions includes mutual funds, brokerage firms, defined contribution providers, investment banks, insurance companies and commercial banks.

      The Company believes the opportunity in the financial marketplace, and in a wide range of other markets, is enormous. The client relationship management (“CRM”) market is currently estimated at about $3 billion and forecast by the Gartner Group to reach $7.6 billion by 2005. The essence of CRM is the greater use of personalized information, and with the increasing adoption of CRM-based marketing, the demand for personalized print will increase as well. Personalization is the tailoring of a product, communication or service to the individual customer using database information about the customer. The use of database information allows large companies with large and diverse customer bases to enter into a more personalized dialogue with their customers. According to a recent Cahners In-Stat survey, the percentage of businesses with more than 100 employees that are planning to use personalized communication techniques will almost double this year from 22% to 43%. Moreover, the Yankee Group estimates that global spending on personalized technologies will increase from $500 million in 2001 to $2.1 billion in 2006. With its strong client relationships established over the years, combined with its print-on-demand and customized document creation tools, the Company believes it is well positioned to help clients meet the personalization demands of CRM.

      As part of that positioning, the Company has created a new business unit within its financial print segment, Bowne Enterprise Solutions (“BES”), to focus its growth in this area. Using a consultative and solutions-based model, BES intends to partner with clients to deliver quality applications based upon the effective integration of data repurposing, document creation, content management and variable distribution methods, including offset, digital print or electronic delivery. With our technology platforms, menu of document services, and reputation for exceeding client expectations in customer service, we believe we have the ability to help our clients create, manage and distribute critical information to produce better returns on their marketing dollars. We see potential revenue opportunities in the following areas: 1) kits (new brokerage accounts, healthcare enrollment, 401(k)plans), 2) statements (brokerage, 401(k) plans, asset management/high net worth, mutual funds, variable annuities), 3) collateral fulfillment (brokerage, mutual funds), 4) collateral printing (banking/insurance, mutual funds), and 5) mutual funds (electronic document delivery, document conversion, printing, document creation tools).

Outsourcing

      By combining a 1998 acquisition, Donnelly Enterprise Solutions Incorporated (“DESI”), with its own unit, the Company offers outsourcing of document management principally to the financial services and legal communities. Outsourcing includes the on-site management of document-building and reproduction operations at customers’ facilities, off-site backup of those same services, specialized applications of graphics and presentation technologies, desktop publishing, helpdesk and IT systems management, scanning and coding services and digital file and case management systems. Outsourcing allows clients to improve their main business focus, gain access to the latest in technology innovations, and reduce the operating costs of investing in and managing non-core business activities. The Company believes it is the leading provider of these services to the legal and investment banking industries. This segment is commonly referred to as Bowne Business Solutions (“BBS”).

      BBS provides a full range of document and information management solutions to multinational companies and to the professional services industries — including investment banking, legal, and consulting. The Company’s solution offerings can be thought of in two main categories: document services and information technology.

      In the realm of document services, BBS manages the creation, production and distribution of information by providing global outsourcing solutions at client premises and/or at Bowne Creative Production Centers. BBS can manage the entire life cycle of a document, from creation and design, through production and publishing, to distribution and management. Solutions include word processing, desktop publishing, graphic design, reprographics, and digital printing.

      BBS provides services on-site at many major law firms including network management, systems administration, hardware maintenance, and end-user services (such as training and help desk management). BBS’ advanced document creation and distribution services are designed for organizations that generate and distribute time-sensitive and confidential documents to multiple locations around the world.

      BBS offers solutions to help clients manage their desktop, server, and computer networks. In particular, the Company solves end-user computer problems through helpdesk outsourcing, network design and network implementation.

      On-site network management services provide clients with numerous benefits including improvements in the amount of computer uptime available to end-users and reducing the cost of operating distributed computing systems and networks.

      BBS also offers litigators the benefits of image-based document management, including instant access to all documents and the control lawyers need to build cases effectively.

      BBS can handle document coding needs, from database design to delivery, design and custom-made indexes and document databases, and high quality training for efficient access to vital data.

      A joint venture agreement with Williams Lea, Great Britain’s leading provider of document management solutions, has empowered BBS to develop solutions on a global basis. Together, BBS and Williams Lea provide global outsourcing services to multinational corporations, international law firms, commercial and investment banks, and financial institutions around the globe.

Globalization

      The Company’s globalization services consist of technology and linguistic expertise and outsourced processes which enable companies to market products globally while reflecting local markets in terms of culture, language, and business requirements. This segment is commonly referred to as Bowne Global Solutions (“BGS”).

      BGS is a leading provider of comprehensive globalization solutions and technology — enabling its customers to reach their customers in any part of the world. BGS’ global team delivers globalization business processing, terminology management, technical documentation authoring and translation, software internationalization, technology product localization, and web content localization to the world’s most respected companies. With this suite of integrated globalization services, BGS enables industry leaders to compete and grow global market share through locally relevant, culturally connected products and services. BGS vertical markets include aerospace, automotive, medical devices, power and telecommunications, high tech-software and hardware, financial services, entertainment and e-learning.

      Global competition for products and services continues to intensify as companies pursue new markets and customers around the world. As a result of the velocity and depth of information available through the Internet, the ability to rapidly and effectively reach new buyers is a critical success factor for the globally active enterprise. Digital capital is the intellectual property, information and processes which companies produce in a digital format — such as source code, multi-media, web content, documentation and training materials. BGS’ mission is to utilize its skills, expertise and technology to help unlock the unrealized potential in the client’s digital capital by transforming it into forms useful and appropriate for customers in distinct markets around the world.

      In August 2001, Bowne acquired Mendez S.A. (“Mendez”) from Lernout and Hauspie for $44.8 million in cash, plus related acquisition costs. With the acquisition of Mendez, BGS has strengthened its position in the globalization and localization industry, enabling it to combine complementary lines of business, improve efficiencies and enhance service offerings. By adding Mendez’ technical writing and translation services to its portfolio of globalization solutions, BGS offers a complete range of globalization and localization services. Bowne now has the ability to transform digital capital in 64 major language markets. The combined entity has approximately 1,600 employees in 20 countries around the globe with production operations located in: United States, Belgium, Spain, Germany, Japan, France, United Kingdom, Ireland, Sweden, Finland, Brazil, Denmark, Italy, Portugal, China, The Netherlands, Taiwan, Korea, Norway and Slovakia.

Other Information

      For each of the last three fiscal years, the Company’s financial printing business segment has accounted for the largest share of consolidated total revenues, as shown below:

	Year Ended December 31,

Type of Service	2001	2000	1999

Transactional financial printing	27%	41%	43%
Corporate reporting printing	15	11	13
Mutual fund printing	16	13	13
Commercial printing	6	8	6
Digital printing and other	4	5	5

Financial Printing	68	78	80
Outsourcing	22	16	15
Globalization	10	6	5

	100%	100%	100%

      We have facilities to serve customers throughout the United States, Canada, Europe, Latin America, South America and Asia.

      Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

      The Company maintains conference rooms and telecommunications capabilities at all of its financial printing offices for use by customers while transactions are in progress. On-site conveniences are also provided to customers which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company maintains facilities and stations staff at the customers’ premises. The Company’s globalization activities are conducted in a number of countries around the world. In addition, the Company uses an extensive electronic communications network which facilitates data handling and makes collaboration practicable among customers at different sites.

      The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. Its corporate offices are located at 345 Hudson Street, New York, NY 10014, telephone (212) 924-5500. The Company’s web site is www.bowne.com.

Competition

      The Company believes that it offers a unique array of information empowerment solutions to its clients. However, competition in the various individual services described above is intense; not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product and supporting services are factors in this competition.

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

      With respect to its globalization offerings, the Company believes it holds the leading market position following its 2001 acquisition of Mendez. The Company’s competition is from (i) the in-house departments of companies, (ii) small single-language vendors, and (iii) a small number of international service providers. Some of the outsourcing companies have offered their services to the same potential customers for a longer time, but none of them has acquired a leading market position.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

      The Company’s transactional financial printing service is affected by conditions in the world’s capital markets. Revenue and net income depend upon the volume of public financings, particularly equity offerings, which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions.

      The corporate reporting revenue is seasonal as the greatest number of proxy statements and regulatory reports are required to be printed during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical or seasonal.

      In the first quarter of the year, the globalization segment revenues are seasonally low due to the relatively high volume of consumer products that ship in the fourth quarter of any given year.

      While the globalization segment and the previously discussed services of the financial printing segment are seasonal or cyclical, the Company’s outsourcing segment, while slightly impacted by the capital market activity, is less cyclical or seasonal.

      During the last 12 months, the Company has reduced the cost in its financial printing segment largely through staff reduction. This business is now sized to the lower levels of capital market activity that are expected throughout 2002. However, as the capital markets return to more robust levels, the Company does not anticipate the need to add significantly to staffing levels, as we begin to more fully leverage the technology investments of the past few years.

Research and Development

      The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to develop and install enhancements to the Company’s proprietary systems.

      Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing documents. In order to serve the customers of its globalization services, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

Patents and Other Rights

      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company has many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company owns the service marks Empowering InformationSM and Empowering Your InformationSM and trademarks BowneLink® and FundSmith®.

Sales and Marketing

      The Company employs approximately 350 sales people. In addition to soliciting business from existing and prospective customers, the sales people act as a liaison between the customer and those in charge of service operations. They also provide advice and assistance to customers. The Company regularly advertises in financial newspapers and trade publications and conducts sales promotion by mail and by presentations at seminars and trade shows.

Customers and Backlog of Orders

      The Company’s customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies.

      During the fiscal year ended December 31, 2001, no customer accounted for 10% or more of the Company’s sales. However, one customer, Microsoft, is significant to the globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial printing segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by the capital markets.

Employees

      At December 31, 2001, the Company had approximately 8,000 employees. Relations with the Company’s employees are considered to be good. Less than one percent of the Company’s employees are members of various unions. The Company provides pension, profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

      The Company conducts operations in Canada, Europe, Latin America, South America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 12% of the Company’s total revenues in 2001, 14% in 2000 and 12% in 1999. During 2001, 2000 and 1999, revenues derived from foreign countries other than Canada totaled $122, $161 and $131 million, respectively. The financial printing segment had $52, $109 and $87 million in these years, respectively. The globalization segment had revenues of $70 million in 2001, $52 million in 2000, and $44 million in 1999. Canadian revenues were approximately 5% of the Company’s total sales in 2001, and 6% in both 2000 and 1999. During 2001, 2000, and 1999, revenues derived from Canada totaled $50, $68, and $66 million, respectively.

Item 2.     Properties

      Information regarding the material facilities of the Company, as of December 31, 2001, four of which were leased and nine of which were owned in fee, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street New York, NY	2006	Customer service center, general office space, computer center, and corporate headquarters.	222,000
800 Central Blvd Carlstadt, NJ	2009	Digital printing plant and general office space.	130,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2003	Typesetting, printing plant and general office space.	71,000
60 Queen Victoria Street London, England	2020	Customer service center and general office space.	30,000
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
1200 Oliver Street Houston, TX	Owned	Typesetting, printing plant and general office space.	110,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
2103 East University Drive Dominguez Hills, CA	Owned	Printing plant and general office space.	103,000
325 West Ohio Street Chicago, IL	Owned	Customer service center, typesetting and general office space.	100,000
411 D Street Boston, MA	Owned	Typesetting, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, typesetting and general office space.	73,000
1931 Market Center Blvd Dallas, TX	Owned	Customer service center, typesetting and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, typesetting and general office space.	50,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright. The outsourcing solutions business leases most of its machinery and equipment over a term of three years with the expiration of the lease coterminous with the related customer contract. The Company plans to move to a new leased facility in Chicago during the first half of 2002 and therefore intends to sell its Chicago facility later this year. Reference is made to Note 13 of the Notes to Consolidated Financial Statements.

Item 3.     Pending Legal Proceedings

      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Share Prices

      The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE”. The following is the range of high and low share prices as reported by the New York Stock Exchange and dividends paid per share for calendar 2001 and 2000 by year and quarters.

	Range of	Range of	Dividends
	Share Prices	Share Prices	Per
	High	Low	Share

2001
Fourth quarter	$13.80	$9.06	$.055
Third quarter	12.25	8.94	.055
Second quarter	12.50	9.26	.055
First quarter	11.31	9.00	.055

Calendar year	13.80	8.94	$.22

2000
Fourth quarter	$11.00	$7.88	$.055
Third quarter	10.88	8.63	.055
Second quarter	13.25	9.06	.055
First quarter	14.38	10.38	.055

Calendar year	14.38	7.88	$.22

      The number of holders of record of the Company’s common stock on March 15, 2002 was approximately 1,354.

Item 6.  Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share information)

	Year Ended December 31,

	2001	2000	1999	1998	1997

Operating Data
Revenues	$1,054,631	$1,179,338	$1,072,729	$906,361	$775,241
Expenses:
Cost of revenues	717,662	758,482	671,708	549,198	451,897
Selling and administrative	264,821	294,779	276,811	238,816	201,183
Depreciation	41,117	42,349	39,606	33,587	27,849
Amortization	8,001	7,318	7,023	4,485	1,613
Restructuring, integration and asset impairment charges	20,949	2,106	—	—	—
Purchased in-process research and development and other charges	800	—	—	9,025	6,991

Operating income	1,281	74,304	77,581	71,250	85,708
(Loss) gain on sale of subsidiary	(1,858)	—	—	—	35,273
Interest expense	(6,422)	(7,254)	(6,281)	(5,113)	(1,548)
Other income (expense), net	1,565	(1,635)	983	2,788	2,596

(Loss) income from continuing operations before income taxes	(5,434)	65,415	72,283	68,925	122,029
Income tax expense	(2,281)	(28,145)	(30,220)	(31,486)	(51,626)

(Loss) income from continuing operations	$(7,715)	$37,270	$42,063	$37,439	$70,403

Balance Sheet Data
Current assets	$264,698	$314,508	$309,439	$276,064	$285,504
Current liabilities	$186,556	$180,966	$193,690	$160,638	$120,639
Working capital	$78,142	$133,542	$115,749	$115,426	$164,865
Current ratio	1.42 to 1	1.74 to 1	1.60 to 1	1.72 to 1	2.37 to 1
Net plant and equipment	$163,838	$171,938	$173,293	$166,367	$138,933
Total assets	$630,230	$660,215	$678,624	$642,298	$500,653
Long-term debt	$76,941	$85,676	$47,281	$74,887	$2,537
Stockholders’ equity	$330,029	$360,966	$408,460	$383,171	$358,600
Per Share Data
(Loss) income from continuing operations:
Basic	$(.23)	$1.08	$1.14	$1.02	$1.94
Diluted	$(.23)	$1.05	$1.12	$1.00	$1.89
Dividends	$.22	$.22	$.22	$.20	$.18

      The operations of the Internet Consulting and Development segment have been discontinued, accordingly, the amounts above have been restated from previously published numbers to reflect the effect of discontinued operations.

      In addition, revenue and cost of revenue have been restated for all periods to reflect the reclassification of all amounts billed to customers for “out-of-pocket” expenses as revenue in accordance with Emerging Issues Task Force Topic D-103, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” Expenses Incurred”. The Company previously recorded these amounts billed as reductions of cost of revenue. The adoption of this provision had no effect on EBITDA or net income. The adoption of this new standard resulted in restatements of revenue and cost of revenue of $60.8 million, $77.5 million, $73.4 million, $72.0 million and $61.9 million for each of the five years ended December 31, 2001 through December 31, 1997, respectively.

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

      Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. These factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, along with other items discussed throughout this section, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

•	Loss or retirement of key executives, employees or technical personnel.

•	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

•	Natural events and acts of God such as earthquakes, fires or floods.

•	The effects of war or acts of terrorism.

•	The ability of the Company to integrate the operations of acquisitions into its operations.

•	General economic or capital market conditions affecting the demand for transactional financial printing.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenues (as a percentage of the total Company’s revenues) relating to the financial printing segment represent 68% in 2001, compared to 78% and 80% in 2000 and 1999, respectively. Transactional financial printing accounted for 27% of total revenue in 2001, compared to 41% and 43% in 2000 and 1999, respectively. Revenues relating to the financial printing segment and transactional financial printing have declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. The Internet consulting and development segment is no longer being discussed as a separate segment as it was classified as a discontinued operation during the second quarter of 2001, based on management’s announcement to exit this segment made on April 23, 2001.

      In addition to measures of operating performance determined in accordance with generally accepted accounting principles, management also uses EBITDA and EBITA to evaluate performance. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization expense. EBITA is defined as earnings before interest, income taxes and amortization expense. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses and other income. EBITDA and EBITA, as adjusted for these items, are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to and not replacement measures of operating performance as determined in accordance with generally accepted accounting principles.

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps in 2001 to bring its costs in line with the level of current market activity.

      In January 2001 the Company undertook cost initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 3% of the Bowne worldwide workforce. In April 2001 the Company undertook an additional 10% reduction in the financial print segment and related corporate overhead staff.

      In August 2001, in conjunction with the upgrades and investments made to its manufacturing network, Bowne announced the discontinuance of its Chicago pressroom, thus furthering the consolidation of the worldwide manufacturing network. In October 2001, the Company undertook an additional 10% reduction in financial print staffing and related corporate overhead. In total, the cost reduction initiatives taken by the company in the past year have resulted in a reduction of Bowne’s annual cost base for continuing operations by approximately $70 million. As a result of these reductions, we believe the Company is positioned for a return to profitability unless capital market activity declines further.

      Virtually all of these expense reductions are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities to service the anticipated eventual return of the capital transactional market.

      The Company completed two acquisitions during 2001 that affect comparability with prior year results. In April 2001, the Company completed the acquisition of Document Management Services, Inc., an outsourcing business in Boston that is complimentary to the Company’s existing outsourcing business and has strengthened its position in this important market. In August 2001, the Company completed the acquisition of Mendez S.A., which strengthened the Company’s leadership position in the globalization and localization industry by combining complimentary lines of business, improving efficiencies, enhancing service offerings, and adding clients in the transportation, aerospace and health care sectors, among others. With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance our existing businesses.

      In the fourth quarter of 2001, the Company adopted Emerging Issues Task Force Topic D-103, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” Expenses Incurred.” This standard requires that amounts billed to customers for “out-of-pocket” expenses be classified as revenue. The Company previously recorded these amounts billed as reductions of cost of revenue. As a result of adopting this new standard, revenue and cost of revenue have been restated for all periods presented. There was no impact on EBITDA or net income. The adoption of this new standard increased revenue and cost of revenue by approximately $60.8 million, $77.5 million and $73.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Year ended December 31, 2001 compared to Year ended December 31, 2000

          Financial Printing

      Revenues decreased $197,636, or 22%, for the year ended December 31, 2001. The largest class of service in this segment, transactional financial printing, decreased nearly 40%, or $191,679, to $289,242 in 2001. Total transactional revenues in 2001 were the lowest in six years. This is due to the overall contraction in the capital markets in 2001, both domestic and international. This is a continued decline from what the Company experienced in the second half of 2000 in the domestic capital markets.

      The domestic capital market has experienced a significant reduction in the number of transactions being successfully completed. In particular, the market for initial public offerings has severely constricted. The IPO market was down approximately 80% and the M & A market was down approximately 30% to 40%. While we continue to maintain our share of this market, the reduced activity has impacted our revenues and gross margins, since historically, transactional financial print revenues are our most profitable class of service. While the market may not necessarily return to its previous level, we don’t believe this decline is permanent; however it is expected to remain flat throughout most, if not all, of 2002.

      The international market was also impacted by the downturn in the capital markets, with 2001 revenues of $102,190 compared to 2000 revenues of $176,664, a 42% decline. We believe that our share of this competitive market has remained stable and that we continue to be the leading provider of services in most international markets. Several large deals were completed in the fourth quarter of 2001. In Asia, we performed all of the financial printing services for the privatization of China’s aluminum company, Chinalco, which listed its shares in both New York and Hong Kong. We also provided the financial printing services for one of Korea’s largest financial institutions, KDIC. In Europe, we performed all of the financial printing services for one of 2001’s top five largest equity offerings, Converium’s equity offering, a spin-off from Zurich Financial Services, and we also performed the financial printing services required on France Telecom’s $5 billion debt restructuring. For 2002, the international outlook is cautiously optimistic. We expect the Asian market will continue to provide opportunities for us. In Europe, our largest international market, we are beginning to see a gradual return of financing activities and hope that by the third quarter we will see tangible increases in current business levels. We also expect that the SEC’s mandate that foreign issuers in the United States use EDGAR to file their documents will provide an opportunity for revenue growth throughout the international region.

      The resources that the Company commits to the transactional financial market are significant and management continues to balance our resources with these market conditions. During 2001, the Company responded to the continued lower levels of activity in the capital markets by reducing its staffing and other operating expenses. Financial print staffing levels are now at approximately the same level as in 1996. Restructuring charges of $5,698 were incurred as a result of these programs. During 2001, total restructuring and asset impairment charges related to the financial printing segment were $6,567, compared to $2,106 in 2000.

      The decrease in transactional financial printing revenue was offset to some degree by increased revenue from mutual fund services and corporate reporting printing. Revenue from these services increased by $25,031, or 9%, compared to 2000. These services are important because they provide a more stable volume of work than transactional financial printing and we expect these services to be less cyclical. Most of the work performed for clients in these markets is driven by long-term relationships.

      Other non-transactional revenue, including revenue from commercial printing, insurance company services, digital printing and publishing services, decreased by $30,988, or 21%, over the prior year as a result of a decline in general economic conditions in 2001.

      Gross margin contributed by this segment decreased by $111,389 while the margin percentage slid nearly five percentage points to 35%. The margins in the transactional financial service were negatively impacted by lower resource utilization due to the volatility of the capital markets. In addition, the faster growing services of mutual fund and corporate printing contributed at a lower marginal rate.

      Selling and administrative expenses decreased $45,497, or 19%, to $199,443. The decrease was primarily the result of lower expenses that are directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Administrative expenses that are not tied to sales volume decreased as a result of our cost containment programs and the workforce reductions announced during the second and fourth quarters of 2001. As a percent of sales, selling and administrative expenses increased by approximately one percentage point to 28%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA before the restructuring and asset impairment charges decreased $65,893 to $53,009 as a result of the foregoing.

          Outsourcing

      Revenues increased $40,174, or 21%, for the year ended December 31, 2001. The increase is attributed to volume growth on existing client contracts, strong new business performance driving incremental revenue of $24,900, and the acquisition of Document Management Services, Inc. (“DMS”) in April 2001. These increases were partially offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets.

      Revenue from DMS during 2001 was $10,932, therefore, organic revenue growth was approximately 15%. The outsourcing segment primarily provides services to the legal, investment banking and financial services industries, and transaction volumes from existing clients can decrease when the financial markets experience downturns such as the one we are currently in. At the same time, new outsourcing opportunities from new customers and new services increase because customers tend to focus more upon their core competencies and look for ways to outsource their non-core services. As a result, some of our existing business weakens while at the same time our rate of growth on new customers increases. In addition, most of our contracts contain contractual minimums that help to mitigate fluctuations in volume due to capital market activity.

      Gross profit from this segment increased by $10,042 and the gross margin percentage increased by one percentage point from 19% to 20%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction and continued focus on driving bottom line growth through effective asset management and automation. This was partially offset by lower resource utilization at certain clients due to the decreased volumes related to the downturn in the capital markets. The Company expects that margins will increase in 2002 as it focuses its sales mix on higher margin products such as IT systems management and desktop publishing.

      Selling and administrative expenses increased $5,824 and remained flat as a percent of revenue. The Company expects that continued automation of key administrative processes will drive further improvement in 2002.

      During 2001, restructuring and asset impairment charges related to the outsourcing segment were $5,412. These charges primarily related to workforce reductions, equipment write-offs and asset impairments.

      EBITDA before the restructuring and asset impairment charges increased $4,219 to $13,014 as a result of the foregoing.

     Globalization

      Our globalization segment provides comprehensive globalization solutions including translation, localization and content reengineering of software and technology products. The market for these services appears to be growing and, while our share of the market is difficult to determine, we estimate that it also is growing. The Company expects that its acquisition of Mendez will strengthen its position in the globalization and localization industry and enhance its results by enabling the Company to combine complementary lines of business, improve efficiencies and enhance service offerings.

      Revenues from this segment increased by $32,755, or 48%. Approximately $20,624 of this increase was due to the acquisition of Mendez at the end of August 2001. The remaining increase of $12,131, representing organic growth of 18%, was from a combination of increased business from existing customers and new customers. Some of the business from existing customers was related to projects that have been completed. The Company expects new projects from new and existing customers will replace these completed projects. However, we anticipate that the revenue growth may slow slightly in 2002 due to the general slowness in the global economy, particularly in the technology sector.

      Gross margin increased 86%, or $17,461, to $37,754, while gross margin percentage increased by eight percentage points from 2000 to 37%. This was achieved by streamlining certain processes, improving our resource utilization and focusing on our more profitable services and customer contracts and synergies realized with the acquisition of Mendez. In addition, the increased revenue enabled the Company to operate at a level that absorbed more of its fixed costs.

      Selling and administrative expenses increased $9,717, of which $5,867 relates to the acquisition of Mendez. As a percent of revenues, these expenses decreased by approximately one percentage point to 31%, reflecting our efforts and commitment to better manage our costs.

      During 2001, restructuring, integration and asset impairment charges related to the globalization segment were $5,945. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of Mendez.

      As a result of the foregoing, EBITDA for the segment before restructuring, integration and asset impairment charges increased to $6,125, compared to an EBITDA loss of $1,620 in 2000. The Company expects its EBITDA to improve during 2002, and anticipates that long-term EBITDA margins should approach 12-15%.

     Summary

      As a result of the foregoing, overall revenues decreased by 11% to $1,054,631, a decrease of $124,707. The decrease is attributed to the large decline in transactional financial printing offset by increases in outsourcing and globalization. There was a $83,887 decrease in gross margin and the gross margin percentage decreased approximately four percentage points to 32%. This decrease was attributable to the declines in the Company’s financial printing segment, partially offset by improvements in the globalization segment.

      Selling and administrative expenses decreased $29,958, or 10%, to $264,821. The decrease was primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Administrative expenses that are not tied to sales volume decreased as a result of workforce reductions and reductions in discretionary spending during 2001. As a percentage of total revenues, these expenses remained consistent at 25%.

      Depreciation expense decreased $1,232, principally resulting from the impact of the sale of the Montreal subsidiary and reduced capital expenditures as compared to the last several years.

      Amortization expense increased $683 related to the Mendez and DMS acquisitions.

      There were $800 of purchased in-process research and development charges in the current year in connection with the Mendez acquisition. This was recorded as expense at the date of acquisition in accordance with applicable accounting standards.

      There were $20,949 in restructuring, integration, and asset impairment charges in 2001, as compared to $2,106 in the prior year, as previously explained. In addition to the $17,924 of charges related to the reportable segments, the Company also incurred an impairment loss of approximately $3,025 related to an asset held for investment.

      Operating income was $1,281 in 2001, compared with $74,304 in 2000, a decrease of $73,023 primarily related to reduced sales and gross profits, as well as higher restructuring and asset impairment charges.

      Interest expense decreased by $832, an 11% decrease, resulting primarily from lower interest rates in the current year, partially offset by higher average borrowings.

      Other income (expense), net consists of interest income, realized losses on sales of marketable securities and other assets, foreign currency transaction gains and losses, and litigation accruals. The other income of $1,565 in 2001 compared to expense of $1,635 in the prior year primarily due to an accrual in connection with a matter in litigation in 2000.

      The loss on sale of subsidiary in the current year relates to the sale of the commercial printing operation in our Montreal location.

      The effective overall income tax rate was impacted by the pre-tax income incurred during 2000 compared to pre-tax loss in 2001. The tax rate benefit in 2001 was also impacted by the increase in overall permanent differences in relation to the Company’s pre-tax loss. The Company incurred non-deductible expenses related to impairment charges in both 2000 and 2001 and the loss on the sale of the Montreal subsidiary during 2001, while the other permanent differences remained constant.

      As a result of the foregoing, net loss from continuing operations was $7,715 compared to net income of $37,270 for the same period last year, a decrease of $44,985.

      As previously discussed, the Company discontinued its Internet consulting and development segment, which resulted in losses of $16,363 and $30,262 in 2001 and 2000, respectively. The net loss of the Company was $24,078 for 2001, as compared to net income of $7,008 in 2000.

Year ended December 31, 2000 compared to Year ended December 31, 1999

     Financial Printing

      Revenue increased $65,585, or 8%, for the year ended December 31, 2000. The largest class of service in this segment, transactional financial, grew 4%, or $16,969, to $480,921 in 2000 revenue. During the first six months of the year, this service experienced revenue growth of 22% over the same period in the prior year. Most of the growth was attributed to the robust domestic capital markets during the first four months of the year. Conversely, during the second half of the year this service offering decreased 9% compared to the same period in the prior year. We believe this was consistent with the overall contraction in the market. The international capital markets sustained growth over the entire year and were the primary reason that our international (overseas) revenues, which grew at a 25% rate, grew at a faster rate than our overall revenue growth rate for the segment. We believe that our share of the international transactional financial printing market grew during 2000.

      During 2000, the domestic capital market experienced a significant reduction in the number of transactions being successfully completed. In particular, the market for initial public offerings was severely constricted. While we continued to maintain our share of this market, the reduced activity impacted our revenues particularly in the last six months of 2000. During the fourth quarter of 2000, the Company responded to the lower levels of activity in the capital markets by reducing its staffing and other operating expenses. A restructuring charge of $2,106 was incurred to implement this program. The restructuring included a reduction in workforce of approximately 200 employees.

      Mutual fund services and digital printing revenue increased by $29,813 over the prior year as these groups grew 19% over 1999 for a 2000 total of $189,930. These services were the fastest growing service offerings in the financial printing segment. In the mutual fund market, we continued to build our share of the business while in the digital market, the Company participated in a growing market.

      Commercial printing revenues increased by $20,955, or 30%, over the prior year as a result of the Company’s efforts to maintain pressroom utilization.

      Gross margin contributed by this segment increased by $10,934 while the margin percentage slid two percentage points to 40%. The margins in the transactional financial service were negatively impacted by inconsistent resource utilization due to the volatility of the capital markets. In particular, our utilization declined as the domestic capital markets experienced a significant slowdown during the second half of the year. In addition, the faster growing services of mutual fund and digital printing contributed at a lower marginal rate. The gross margin percentage of mutual fund services remained consistent while digital printing gross margin percentage improved as a result of higher utilization of its productive capacity.

      Selling and administrative expenses increased $13,142, or 6%, to $244,940; however, as a percent of revenue, these expenses decreased by approximately one percentage point to 27%. The increase was primarily due to costs directly related to increased sales, such as selling expenses (including commissions) and certain variable administrative expenses. Administrative expenses that are not tied to sales volume decreased as a result of our cost containment programs implemented throughout the second half of the year.

      EBITDA before the restructuring charge of $2,106 decreased $2,207 to $118,902 as a result of the foregoing.

     Outsourcing

      Revenue increased $30,887, or 19%, for the year ended December 31, 2000. A number of significant new clients were contracted with during 2000. We continued to increase our share of our target market, the professional services industry, including law firms, investment banks and consulting firms. Within existing customers, we benefited from increased volumes in unit-driven services.

      Gross margin from this segment increased $3,617 while the margin percentage decreased by approximately one percentage point to 19%. The decrease in margin percentage is attributed in part to contract renewals at lower margin levels due to competitive pricing pressure during the latter part of 1999.

      Selling and administrative expenses increased $2,370 or 9%, but as a percent of sales actually decreased one percentage point, from 16% of sales in 1999 to 15% of sales in 2000. Administrative expenses grew during 2000 as we focused on developing our product offerings in higher value services such as desktop publishing, litigation support and information technology services.

      EBITDA increased $1,246 to $8,795 as a result of the foregoing.

     Globalization

      Revenue increased by $10,137, or 17%, from 1999. Our revenue growth in this segment was consistent throughout the year except in the first quarter due to two factors: this is typically a seasonally slow quarter, and a large project was delayed by a customer.

      Gross margin increased 35% or $5,283 to $20,293, while the margin percentage increased by four percentage points from 1999 to 30%. This was achieved by streamlining certain processes, improving our resource utilization and focusing on our more profitable services and customer contracts.

      Selling and administrative expenses increased $2,455; however, as a percent of revenue, these expenses decreased by approximately one percentage point to 32%.

      As a result of the foregoing, the EBITDA loss for the segment decreased $2,828 to a loss of $1,620.

     Summary

      As a result of the foregoing, overall revenue increased by 10% to $1,179,338, an increase of $106,609. Most of the increase was related to the financial printing and outsourcing segments. The growth in revenue contributed to a $19,835 increase in gross margin. However, the gross margin percentage decreased by one percentage point to 36%, primarily as a result of our lower margins in the financial print and outsourcing segments.

      Selling and administrative expenses increased $17,968 to $294,779. The increase was due to costs related to increased sales. As a percentage of total revenue, these expenses were reduced by one percentage point to 25%.

      Depreciation expense increased $2,743, or approximately 7%, principally resulting from the expansion of facilities, the acquisition of equipment and additional investments in technology.

      Amortization expense remained consistent, with an increase of $295 over the prior year.

      There were $2,106 in restructuring and impairment charges in 2000, as previously explained.

      Operating income was $74,304 for 2000, compared with $77,581 in 1999, a decrease of $3,277 primarily related to the restructuring and impairment charges.

      Interest expense increased by $973, a 15% increase, resulting primarily from higher interest rates in 2000.

      Other expense (net) was $1,635, as compared to other income (net) of $983 in the prior year primarily due to an accrual in connection with a matter in litigation in 2000.

      The effective overall income tax rate increased from 48% to 70% because the Company incurred a non-deductible goodwill impairment charge and the other permanent differences remained constant while growing as a percentage of the decreased pre-tax income from 1999 to 2000.

      As a result of the foregoing, net income from continuing operations was $37,270 in 2000 compared to $42,063 in 1999, a decrease of $4,793.

2002 Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project activity.

      During 2002, the Company expects improved results over our comparable 2001 results, although the first quarter will be slightly below the comparable 2001 period. The results of our financial print business will continue to be impacted by the anticipated softness in the capital markets, both domestically and internationally. We expect both BBS and BGS to continue their steady growth. However, the first quarter has historically been a seasonally slow quarter for the globalization business.

      Although several circumstances, including volatile market conditions, have limited the Company’s visibility into future financial results, we estimate the first quarter and full year 2002 results will be in the following ranges.

2002

	1st Quarter	Full-year

Revenues, approximately	$250 to $270 million	$1.0 to $1.2 billion
EBITDA, in the range of	$16 to $20 million	$85 to $100 million
Depreciation and amortization	Approx. $11 million	Approx. $46 million
Interest expense	Approx. $1.5 million	Approx. $8 million
Diluted earnings per share, in the range of	$0.05 to $0.10	$0.50 to $0.75
Capital expenditures	—	$40 to $45 million

      This guidance incorporates the new accounting standards for goodwill amortization, which if effective in 2001, would have added approximately 18 cents per diluted share to the Company’s full-year financial results.

Liquidity and Capital Resources

      On December 31, 2001, the Company had a working capital ratio of 1.42 to 1 and working capital of $78,142. On December 31, 2000, the Company had a working capital ratio of 1.74 to 1 and working capital of $133,542. The decrease in working capital was primarily the result of lower accounts receivable caused by the decreased sales levels in the fourth quarter of 2001, as compared with the fourth quarter of 2000. The decrease in accrued employee compensation and benefits that resulted from the diminished results of operations in 2001 was offset by the classification of a portion of the amounts due under the revolving credit facility as current at December 31, 2001.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.3%. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility subsequent to year-end. Therefore, this amount was classified as long-term debt on the balance sheet as of December 31, 2001. The $38 million classified as current portion of long-term debt at December 31, 2001 primarily represents the remaining outstanding borrowings under the Company’s five-year revolving credit facility, which expires in July 2002. The Company is in the process of renewing the revolving credit facility and expects completion in the next few months.

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

      Over the last several years, the Company has had capital expenditures ranging from approximately $40 million to $50 million; 2002 capital expenditures are expected to range from $40 to $45 million.

Cash Flows

      Our focus on cash management continues, including managing receivables, inventory and free cash flow. Year-to-date average days sales outstanding improved to 75 days in 2001 from 77 days in 2000. The Company had net cash provided by operating activities of $72,435, $56,652, and $96,770 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 reflects the impact of significant decreases in accounts receivable and inventory during 2001 ($57 million), as opposed to increases in those asset classes in 2000 ($10 million). These changes in accounts receivable and inventory were offset by the impact of lower net income of approximately $31 million in 2001. The change in prepaid assets provided an increase to cash flow from operations in 2001 of $20 million, as there was a large prepaid balance at December 31, 2000 consisting of a net overpayment of estimated income taxes and equipment deposits that were awaiting reimbursement under a synthetic lease agreement. There were also significant decreases in the employee compensation and benefits and accrued expense categories ($38 million in 2001, as compared to an increase of $6 million in 2000). The decrease in 2000 from 1999 reflects the impact of a lower level of net income ($21 million), as well as significant decreases in the levels of accounts payable and employee compensation and benefits in 2000 ($37 million). The change in accounts receivable in 2000 also resulted in less cash used in operations than in 1999, resulting from lower sales volume in the fourth quarter of 2000, as compared to 1999. Net cash provided by operating activities for all periods presented was also reduced by cash used in discontinued operations.

      Net cash used in investing activities was $94,801, $44,809, and $56,213 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 was primarily a result of a higher amount of cash paid for acquisitions than in 2000, connected with the Mendez and DMS acquisitions. This was offset partially by a decreased level of capital expenditures in 2001. The decrease in 2000 was primarily a result of decreased capital expenditures, as well as the proceeds recognized from the sale of a subsidiary (see Note 3 to the Consolidated Financial Statements).

      Net cash provided by (used in) financing activities was $19,833, $(11,999), and $(33,900), for the years ended December 31, 2001, 2000 and 1999, respectively. The change in 2001 primarily resulted from less funds used to acquire treasury stock (resulting in a decrease in cash used for that purpose of $43 million in 2001). This is offset by lower net borrowings in 2001, as compared to 2000, of $13 million. The change in 2000 is a result of higher net borrowings resulting from a lower level of cash provided by operations, partially offset by decreased cash used in investing activities.

      During the year ended December 31, 2000, the Company used approximately $43 million to repurchase shares of its common stock, in accordance with the Board of Directors authorization of the Company’s stock repurchase program. These funds were provided through net borrowings during 2000. In the year ended December 31, 2001, the Company used approximately $90 thousand to repurchase shares of its common stock.

Contractual Obligations and Commercial Commitments

      As previously discussed, the Company’s debt consists primarily of the senior unsecured notes issued in the private placement in February 2002 and the outstanding amounts under its revolving credit facility. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

      The Company and its subsidiaries also occupy premises and utilize equipment under operating leases that expire at various dates through 2020. The obligations under these operating leases are not recorded on the Company’s balance sheet in accordance with generally accepted accounting principles. Many of these leases provide for payment of certain expenses and contain renewal and purchase options.

      One operating lease is for printing equipment funded through a master agreement administered by a commercial bank and is commonly referred to as a synthetic lease. At the expiration of the lease in April 2003, the Company has the right to roll the arrangement into a new lease or purchase the equipment for a guaranteed residual value. As of December 31, 2001, the lease payments were based on the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points). The equipment under this lease as of December 31, 2001 has an aggregate residual value of approximately $16.3 million, all of which is included in the table below in the future minimum lease payment amounts. The Company has borrowed the maximum under the agreement, leasing equipment with an aggregate initial cost of approximately $23 million.

      The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Period

Contractual		Less than	2	3	4	5	Beyond
Obligations	Total	1 year	years	years	years	years	5 years

Debt	$114,833	$37,892	$517	$440	$409	$393	$75,182
Operating Leases	206,694	40,408	49,197	24,560	20,495	15,048	56,986
Capital Lease Obligations	187	187	—	—	—	—	—

Total Contractual Obligations	$321,714	$78,487	$49,714	$25,000	$20,904	$15,441	$132,168

      The Company also has issued standby letters of credit in the ordinary course of business totaling $6,945. These letters of credit expire in 2002 ($6,875) and 2003 ($70). The Company does not use derivatives, special purpose entities, or any other form of off-balance sheet financing.

      The Company is involved in certain joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from these arrangements will not be significant to the Company’s financial condition or results of operations.

Critical Accounting Policies and Estimates

      The Company prepares its financial statements in conformity with generally accepted accounting principles. The Company’s significant accounting polices are disclosed in Note 1 to the Consolidated Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions it uses in preparing the financial statements are appropriate, these estimates and assumptions are subject to uncertainties regarding their ultimate outcome, and therefore, actual results could differ from these estimates.

      The Company has identified its critical accounting policies and estimates below. These are policies and estimates that the Company believes are the most important in portraying the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      Revenue Recognition — The Company recognizes revenue for substantially all services within its financial print and outsourcing segments when products or services are delivered to customers or when completed. Revenue for services provided within the Company’s globalization segment are recognized under the percentage of completion method. Effective with the fourth quarter of 2001, the Company changed its application of revenue recognition for the globalization segment to a cost-to-cost method of percentage of completion. Prior to the fourth quarter, this segment had been recognizing revenue on a milestone basis as presented in its longer term contracts. For the shorter term contracts, the segment had been applying the completed contract method. The cost-to-cost percentage of completion method of recognizing revenue requires more judgment than the completed contract method due to the fact that management has to estimate how much of the job has been completed and what the total costs to complete the job will be. Because of the duration of the past contracts and the relatively non-cyclical nature of the operations, the change did not have a significant effect on reported revenues or results of operations for any of the years or periods presented. The Company believes that the cost-to-cost method of percentage of completion is preferable because it will more accurately reflect the segment’s performance as it moves towards more longer term contracts. The Company believes these methods best represent when the Company has earned revenue.

      Allowance for Doubtful Accounts — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts during each accounting period. The Company’s estimates are based on, among other things, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While management uses its best judgment in making estimates of uncollectible amounts, these estimates can and do change based on actual economic conditions and on our actual ability to collect accounts receivable. However, management believes that materially different results would not be reported using a different set of assumptions regarding collectibility of accounts receivable.

      Valuation of Intangible Assets — The Company has acquired certain identifiable intangible assets in connection with its acquisitions of Donnelley Enterprise Solutions Inc. in 1998, and Document Management Services, Inc. and Mendez in 2001. These identifiable intangible assets primarily consist of the value associated with customer relationships, and also include the value associated with software licenses acquired during the acquisition of Mendez. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent 3rd party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the software licenses were derived using the market approach, which is based upon the value of similar or alternative technology. This approach was used due to the uncertainties regarding the amount of future cash flows to be generated from the software license. The methods used to value intangible assets require a significant amount of judgment regarding the estimates and assumptions used to value the assets. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

      Useful Lives of Long-lived Assets — The Company estimates the useful lives of long-lived assets such as property, plant and equipment and intangible assets based upon its estimates of how long those assets will provide economic benefits to the Company. The Company believes its estimates are reasonable and consistent with other companies in the industry. The Company has not experienced significant changes to its useful lives in recent years, and therefore does not believe that it is likely that materially different amounts would be reported under different conditions or using different assumptions.

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

      In June, 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amended SFAS 133 and was to be adopted concurrently with SFAS 133. The new statement addressed a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The Company does not currently use derivative instruments; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

      Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 will be effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company has applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez during the third quarter of 2001.

      Management has estimated that if SFAS 142 had been effective in 2001, it would have added approximately $6.1 million, or $0.18 per share, to the Company’s results of operations due to the elimination of amortization charges for its goodwill. The Company believes that the implementation of SFAS 142 will not have a material impact on its valuation of goodwill or intangible assets.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company as of the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of SFAS 144, however it believes adoption of this standard will not have a material effect on its financial statements.

Impact of the Euro Conversion

      On January 1, 1999, certain of the member countries of the European Union established fixed conversion rates between their existing sovereign currencies (“legacy currencies”) and a single currency called the euro. The legacy currencies remained legal tender as denominations of the euro during the transition period from January 1, 1999 to January 1, 2002. Beginning January 1, 2002, euro-denominated bills and coins were introduced and by July 1, 2002, legacy currencies will no longer be legal tender.

      The Company has implemented a global financial software solution as part of its overall strategy to standardize and improve its financial reporting systems globally. This system has the capability of being able to report, pay, and receive currencies using the euro as its functional currency. The costs associated with the euro conversion were minimal since this functionality is part of a delivered system. Thus, the cost of conversion did not have a material effect on the Company.

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk

      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment and to a limited degree, in the outsourcing segment. This includes trends in the initial public offerings market, an important component of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. We do not use derivative instruments in our short-term investment portfolio. Our senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), with an average interest rate of approximately 7.3%. Amounts borrowed under the revolving credit agreement (which expires in July 2002) bear interest at LIBOR plus 25 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or adjusted Eurodollar rate plus 25 basis points) depending on certain leverage ratios plus ten basis points on the unused portion. During 2001, the average interest rate approximated 5%. The rental payments on the Company’s synthetic lease are based upon the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points).

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a translation loss of $4,086 in its comprehensive loss for the year ended December 31, 2001. This loss is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

      We currently do not have any significant investments in marketable equity securities. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity prices, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 8.     Financial Statements and Supplemental Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bowne & Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2001, and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York

February 14, 2002

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands, except per share information)
Revenues	$1,054,631	$1,179,338	$1,072,729
Expenses:
Cost of revenues	717,662	758,482	671,708
Selling and administrative	264,821	294,779	276,811
Depreciation	41,117	42,349	39,606
Amortization	8,001	7,318	7,023
Restructuring charges, integration costs and asset impairment charges	20,949	2,106	—
Purchased in-process research and development	800	—	—

	1,053,350	1,105,034	995,148

Operating income	1,281	74,304	77,581
Interest expense	(6,422)	(7,254)	(6,281)
Loss on sale of subsidiary	(1,858)	—	—
Other income (expense), net	1,565	(1,635)	983

(Loss) income from continuing operations before income taxes	(5,434)	65,415	72,283
Income tax expense	(2,281)	(28,145)	(30,220)

(Loss) income from continuing operations	(7,715)	37,270	42,063

Discontinued operations:
Loss from operations of discontinued segment (less applicable tax benefit of $6,203, $12,120, and $4,797 respectively)	(11,288)	(30,262)	(14,250)
Loss on discontinuance of segment (less applicable tax benefit of $2,857)	(5,075)	—	—

Loss from discontinued operations	(16,363)	(30,262)	(14,250)

Net (loss) income	$(24,078)	$7,008	$27,813

(Loss) earnings per share from continuing operations:
Basic	$(.23)	$1.08	$1.14
Diluted	$(.23)	$1.05	$1.12
Loss per share from discontinued operations:
Basic	$(.49)	$(.88)	$(.39)
Diluted	$(.49)	$(.88)	$(.39)
Total (loss) earnings per share:
Basic	$(.73)	$.20	$.76
Diluted	$(.73)	$.20	$.74

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share information)
Assets
Current assets:
Cash and cash equivalents	$27,769	$30,302
Marketable securities	3,407	1,645
Accounts receivable, less allowance for doubtful accounts of $14,808 (2001) and $15,206 (2000)	174,598	215,897
Inventories	19,453	32,560
Prepaid expenses and other current assets	39,471	34,104

Total current assets	264,698	314,508
Property, plant and equipment at cost, less accumulated depreciation of $255,670 (2001) and $222,936 (2000)	163,838	171,938
Other noncurrent assets:
Goodwill and other intangible assets, net of accumulated amortization of $33,387 (2001) and $34,140 (2000)	190,471	159,100
Deferred income taxes	3,052	6,461
Other	8,171	8,208

Total assets	$630,230	$660,215

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$38,079	$1,546
Accounts payable	40,252	47,759
Employee compensation and benefits	47,011	71,945
Accrued expenses and other obligations	61,214	59,716

Total current liabilities	186,556	180,966
Other liabilities:
Long-term debt — net of current portion	76,941	85,676
Deferred employee compensation and benefits	36,704	32,607

Total liabilities	300,201	299,249

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 39,855,734 shares (2001) and 39,656,460 shares (2000)	398	397
Additional paid-in capital	50,879	48,584
Retained earnings	346,920	378,273
Treasury stock, at cost, 6,683,653 shares (2001) and 6,684,128 shares (2000)	(58,908)	(58,898)
Accumulated other comprehensive loss, net	(9,260)	(7,390)

Total stockholders’ equity	330,029	360,966

Total liabilities and stockholders’ equity	$630,230	$660,215

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(24,078)	$7,008	$27,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	41,117	42,349	39,606
Amortization	8,001	7,318	7,023
Asset impairment charges	7,456	—	—
Purchased in process research and development	800	—	—
Provision for doubtful accounts	12,081	9,999	6,835
Loss on sale of subsidiary	1,858	—	—
Loss on disposal of fixed assets	2,235	661	412
Gain on sales of securities and other investments	—	(104)	(417)
Provision for deferred employee compensation	6,464	6,643	6,256
Loss from discontinued operations, net of tax	16,363	30,262	14,250
Deferred income taxes	3,409	(2,041)	(1,613)
Cash used in discontinued operations	(14,306)	(21,337)	(10,987)
Other	(5,696)	176	(919)
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions:
Accounts receivable	44,143	(7,225)	(38,965)
Inventories	13,233	(2,578)	1,010
Prepaid expenses and other current assets	8,172	(11,885)	10,548
Accounts payable	(10,574)	(8,513)	11,760
Employee compensation and benefits	(23,074)	(2,253)	14,253
Accrued expenses and other obligations	(15,169)	8,172	9,905

Net cash provided by operating activities	72,435	56,652	96,770

Cash flows from investing activities:
Purchase of property, plant and equipment	(39,478)	(44,114)	(49,881)
Proceeds from the sale of fixed assets	664	1,127	867
Acquisition of businesses, net of cash acquired	(59,863)	(5,937)	(6,467)
Proceeds from sale of subsidiary, including $2,471 of notes received in 2001	4,876	5,000	—
Purchase of marketable securities and other investments	(1,000)	(1,000)	(1,412)
Proceeds from sales of marketable securities and other investments	—	115	680

Net cash used in investing activities	(94,801)	(44,809)	(56,213)

Cash flows from financing activities:
Proceeds from borrowings	299,781	223,166	118,951
Payment of debt	(274,361)	(185,185)	(145,222)
Proceeds from stock options exercised	1,778	414	484
Payment of dividends	(7,275)	(7,620)	(8,113)
Purchase of treasury stock	(90)	(42,774)	—

Net cash provided by (used in) financing activities	19,833	(11,999)	(33,900)

Net (decrease) increase in cash and cash equivalents	(2,533)	(156)	6,657
Cash and Cash Equivalents — Beginning of year	30,302	30,458	23,801

Cash and Cash Equivalents — End of year	$27,769	$30,302	$30,458

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2001, 2000, and 1999

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

	(In thousands, except per share information)
Balance at January 1, 1999	$395	$43,826	$359,185	$(3,721)	$(16,514)	$383,171

Comprehensive income:
Net income			27,813			27,813
Foreign currency translation adjustment				375		375
Unrealized gains on securities:
Unrealized holding gains arising during the period				6,784		6,784
Less: reclassification adjustment for gains included in net income				(417)		(417)
Income tax expense related to unrealized holding gains				(3,056)		(3,056)

Comprehensive income						31,499

Cash dividends ($.22 per share)			(8,113)			(8,113)
Issuance of stock for acquisitions		149			406	555
Acquisition of treasury stock					(255)	(255)
Noncash stock compensation		1,103			16	1,119
Exercise of stock options	1	483				484

Balance at December 31, 1999	$396	$45,561	$378,885	$(35)	$(16,347)	$408,460

Comprehensive income:
Net income			7,008			7,008
Foreign currency translation adjustment				(4,311)		(4,311)
Unrealized losses on securities:
Unrealized holding losses arising during the period				(5,751)		(5,751)
Less: reclassification adjustment for gains included in net income				(104)		(104)
Income tax benefit related to unrealized holding losses				2,811		2,811

Comprehensive loss						(347)

Cash dividends ($.22 per share)			(7,620)			(7,620)
Acquisition of treasury stock					(42,774)	(42,774)
Noncash stock compensation		2,610			223	2,833
Exercise of stock options	1	413				414

Balance at December 31, 2000	$397	$48,584	$378,273	$(7,390)	$(58,898)	$360,966

Comprehensive income:
Net loss			(24,078)			(24,078)
Foreign currency translation adjustment				(4,086)		(4,086)
Reclassification adjustment for the recognized foreign currency translation loss relating to the sale of subsidiary				1,262		1,262
Unrealized gains on securities:
Unrealized holding gains arising during the period				1,495		1,495
Income tax expense related to unrealized holding gains				(541)		(541)

Comprehensive loss						(25,948)

Cash dividends ($.22 per share)			(7,275)			(7,275)
Acquisition of treasury stock					(90)	(90)
Noncash stock compensation		518			80	598
Exercise of stock options	1	1,777				1,778

Balance at December 31, 2001	$398	$50,879	$346,920	$(9,260)	$(58,908)	$330,029

See Notes to Accompanying Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

(In thousands, except per share information and where noted)

Note 1 — Summary of Accounting Policies

      A summary of the Company’s significant accounting policies followed in the preparation of the accompanying financial statements is set forth below:

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

  Revenue Recognition

      For the financial print and outsourcing segments, revenues are recognized when products or services are delivered to customers or when completed. Effective with the fourth quarter of 2001, the Company changed its application of revenue recognition for the globalization segment to a cost-to-cost method of percentage of completion. Prior to the fourth quarter, this segment had been recognizing revenue on a milestone basis as presented in its longer term contracts. For the shorter term contracts, the segment had been applying the completed contract method. The current method conforms to the revenue recognition policy of Mendez, the business acquired in the third quarter. Because of the duration of the past contracts and the relatively non-cyclical nature of the operations, the change did not have a significant effect on revenues or results of operations. Accordingly, these amounts have not been restated for any of the years or periods presented, and the entire effect was recognized in results of operations for the fourth quarter of 2001. The Company believes that the cost-to-cost method of percentage of completion is preferable because it will more accurately reflect the segment’s performance as it moves towards more longer term contracts, by including periodic recognition of income currently rather than irregularly as milestones are achieved or as contracts are completed. The Company believes these methods best represent when the Company has earned revenue.

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

  Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method. The following table summarizes the components of property, plant and equipment:

	December 31,

	2001	2000

Land and buildings	$84,050	$78,767
Machinery and plant equipment	82,370	85,494
Computer equipment and software	151,617	133,923
Furniture, fixtures and vehicles	42,959	41,426
Leasehold improvements	58,512	55,264

	419,508	394,874
Less accumulated depreciation	(255,670)	(222,936)

Net	$163,838	$171,938

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Property, plant and equipment at December 31, 2001 and 2000 includes a building located in Chicago that the Company owns and is currently occupying. The Company plans to move to a new leased facility in Chicago during the first half of 2002 and therefore intends to sell its Chicago facility later this year. The Company expects that the proceeds from the sale will exceed the net carrying amount of the building and related improvements, which is approximately $4.0 million at December 31, 2001.

      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Vehicles	3-5 years
Leasehold improvements	Shorter of useful life or term of lease

      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized that previously would have been expensed as incurred. Capitalized software totaled approximately $7 million in 2001 and $13 million in both 2000 and 1999 related to software development costs pertaining to improvements in the financial printing business’ typesetting, pricing, production and billing systems, as well as the development of a workflow system for its localization business, the installation of a financial reporting system, a customer relationship management software system, and the development of customer-facing applications including an electronic document distribution system and a financial document building application.

  Intangible Assets

      Prior to July 1, 2001, intangible assets acquired in business combinations accounted for by the purchase method of accounting were capitalized and amortized over their expected useful life as a non-cash charge. Acquisitions after June 30, 2001 were accounted for under SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. Those standards require that certain identifiable intangible assets be amortized over their expected useful lives. Under the new standards, the portion of the purchase price allocated to goodwill and indefinite-lived intangible assets is not amortized but is subject to impairment testing at least annually.

      Through December 31, 2001, the Company has amortized goodwill using the straight-line method over forty years for its printing acquisitions, thirty years for its outsourcing acquisitions, and twenty-five years for its globalization acquisitions. Beginning January 1, 2002, amortization of goodwill will cease and the remaining book value will be tested for impairment at least annually at the reporting unit level. Amounts allocated to customer relationships acquired during the acquisition of Donnelley Enterprise Solutions Incorporated, Document Management Systems, Inc. (“DMS”) and Mendez are amortized over their estimated useful lives ranging from 10 to 15 years. The amount allocated to the software license agreement acquired in connection with the Mendez acquisition is being amortized over its estimated useful life of five years. The realizability of goodwill and other intangibles is evaluated periodically to determine the recoverability of carrying amounts. The evaluation, based on various analyses including cash flow and profitability projections, addresses the impact on the existing Company business. The evaluation necessarily involves significant management judgment. During the fourth quarter of 2001, the Company determined that a portion of the goodwill in its outsourcing segment was impaired and provided for an impairment charge of $1,146 (see Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

  Stock-Based Compensation

      The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, had been applied. The Company has elected to continue to apply provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123. See Note 8.

  Income Taxes

      The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 2001, the cumulative amount of undistributed foreign earnings was approximately $64 million.

  Net Income Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive.

      The following table sets forth the basic and diluted average share amounts:

	Year Ended December 31,

	2001	2000	1999

Average shares outstanding — basic shares	33,081,005	34,577,126	36,837,063
Potential dilutive effect of stock options and deferred stock units	1,075,450	771,256	804,775

Average shares outstanding — diluted shares	34,156,455	35,348,382	37,641,838

  Foreign Currency Translation

      Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity and included in determining comprehensive loss. Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

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

  Reclassifications

      During 2001, the Company adopted Emerging Issues Task Force Topic D-103, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” Expenses Incurred.” This standard requires that amounts billed to customers for “out-of-pocket” expenses be classified as revenue. The Company previously recorded these amounts billed as reductions of cost of revenue. As a result of adopting this new standard, revenue and cost of revenue in prior periods have been restated to conform to the current year presentation. There was no impact on net income (loss) in any period. The adoption of this new standard increased revenue and cost of revenue by approximately $60.8 million, $77.5 million, and $73.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      During 2001, the Company included the amounts accrued for certain deferred stock awards as a component of stockholders’ equity. In prior years these amounts had been recorded as a liability in accrued employee compensation and benefits and deferred employee compensation and benefits. The amounts are currently recorded as a component of stockholders’ equity because the Company has had the option of paying the awards in cash or in stock, and has historically satisfied these awards through the issuance of stock. Additionally, it is the Company’s intent to continue to satisfy these awards through the issuance of stock. The Company has reclassified the prior year’s balance to conform to the current year presentation. The effect of this reclassification was an increase in stockholders’ equity and a decrease in liabilities of $7.9 million and $7.4 million at December 31, 2001 and 2000, respectively. There is no impact on earnings per share since the Company had always included these as a part of its earnings per share calculation.

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

      In June, 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which amended SFAS 133 and was to be adopted concurrently with SFAS 133. The new statement addressed a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply SFAS 133. The Company does not currently use derivative instruments; therefore, the adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

      In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

      Upon adoption of SFAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 will be effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company has applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez during the third quarter of 2001.

      Management has estimated that if SFAS 142 had been effective in 2001, it would have added approximately $6.1 million, or $0.18 per share, to the Company’s results of operations. The Company believes that the implementation of SFAS 142 will not have a material impact on its valuation of goodwill or intangible assets.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of” (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”), for the disposal of a segment of a business. Because SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, two accounting models existed for long-lived assets to be disposed of. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of. It also addresses certain significant implementation issues under SFAS 121. The provisions of SFAS 144 will be effective for the Company as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

the beginning of fiscal year 2002. The Company is in the process of assessing the impact of the adoption of SFAS 144, however it believes the adoption of this standard will not have a material effect on its financial statements.

Note 2 — Acquisitions

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

  1999 Acquisition

      During 1999, the Company acquired KAPA International, a Korean based company, for approximately $1.2 million to enhance the Company’s global solutions services.

  2000 Acquisition

      During 2000, the Company acquired Record Technologies, Inc. (RTI), a document imaging, database and consulting company that provides litigation imaging for leading law firms. It was acquired for approximately $2.5 million and became part of the outsourcing segment. Goodwill was recorded in an amount approximately equal to the purchase price.

  2001 Acquisitions

  Mendez

      In August 2001, the Company acquired Mendez, and its related assets from Lernout & Hauspie Speech Products N.V. for $44.8 million in cash. Mendez operates in 20 countries and provides localization, translation technology and technical translation services and is included as part of the globalization segment. The Company expects that this acquisition will strengthen its position in the globalization and localization industry and enhance its results by enabling the Company to combine complementary lines of business.

      The aggregate purchase price of $48.7 million, which includes approximately $3.9 million of acquisition costs, has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $32.2 million, has been allocated between goodwill and other identifiable intangible assets based upon estimated fair values. Based upon the results of a third party valuation, $3.7 million has been allocated to the value of customer relationships and $0.6 million has been allocated to the value of a license agreement related to machine translation software. The amount allocated to customer relationships is being amortized over its estimated life of ten years, and the amount allocated to the software license agreement is being allocated over its estimated useful life of five years. The portion allocated to goodwill is not being amortized. The amount of goodwill that is expected to be deductible for tax purposes is approximately $5.0 million.

      A portion of the purchase price ($0.8 million) has been allocated to in-process research and development projects that were written off at the date of acquisition in accordance with applicable pronouncements. The write-off has been included in the consolidated results of operations for the year ended December 31, 2001.

      In addition, the Company accrued $5.1 million of costs associated with the integration of Mendez’ operations. The integration is expected to eliminate redundant functions and excess facilities in geographical regions where the Company has operations in the same location as Mendez. These costs include estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

severance costs ($3.9 million), lease termination costs ($1.0 million), and other integration costs ($0.2 million) associated with eliminating Mendez facilities and terminating certain Mendez employees.

      In addition, the Company incurred certain costs to integrate the Mendez operations, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which totaled approximately $2.7 million, were included as part of restructuring and integration expenses in the consolidated statements of operations.

      As of December 31, 2001, approximately $3.3 million of the costs associated with the integration were paid, with the majority of the remaining costs expected to be paid during 2002. The Company has a remaining integration accrual balance of $4.5 million as of December 31, 2001.

      The following unaudited pro forma consolidated results of operations are presented as if the acquisition of Mendez had been made at the beginning of the periods presented. The effects of the other acquisitions made during 2001 on the consolidated results of operations are not significant and have been excluded from the pro forma presentation.

	Year Ended
	December 31,

	2001	2000

	(In thousands)
	(Unaudited)
Net sales	$1,105,750	$1,268,069
(Loss) income from continuing operations	(5,885)	42,948
Net (loss) income	(22,248)	12,686
(Loss) earnings per share from continuing operations:
Basic	$(.18)	$1.24
Diluted	(.18)	1.21
Total (loss) earnings per share:
Basic	$(.67)	$.37
Diluted	(.67)	.36

      The pro forma amounts include interest expense on acquisition debt, exclude the $0.8 million in-process research and development charge and do not include any amortization of goodwill associated with the Mendez acquisition, as required under SFAS No. 141. Such amounts were tax-effected using the Company’s effective tax rate. In addition, the pro forma amounts do not reflect any benefits from economies or synergies that might be achieved from integrating operations. The pro forma information is unaudited and is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash	$9,566
Accounts receivable, net of allowance for doubtful accounts	18,800
Other current assets	6,199

Total current assets	34,565
Property, plant and equipment at cost, less accumulated depreciation, and other non-current assets	6,894
Goodwill and other intangible assets	32,249

Total assets acquired	$73,708

Current liabilities	(21,462)
Long term liabilities	(3,499)

Total liabilities assumed	(24,961)

Net assets acquired	$48,747

  Document Management Services, Inc.

      In April 2001, the Company acquired DMS, an outsourcing company that provides services to the professional services market, for approximately $17.5 million in cash. The purchase agreement provides for the payment of additional consideration upon the achievement of certain milestones based upon earnings and customer renewals, which amounts will be included as additional goodwill in the period earned. The excess purchase price over the identifiable net tangible assets, which totaled $18.3 million, is reflected as part of goodwill and other intangible assets. Included in intangible assets is approximately $5.9 million related to customer contracts and related customer relationships, which will be amortized over 15 years. The remaining $12.4 million is recorded as goodwill with a 30-year life and was amortized through December 31, 2001, when amortization ceased in accordance with SFAS 142. DMS is included in the outsourcing segment.

  neustrategies

      During the first quarter of 2001, the Company acquired an entity (“neustrategies”) for approximately $2 million in cash. The purchase agreement also provides for the payment of additional consideration (not to exceed $2 million) upon the achievement of certain milestones based upon incremental operating income, which amounts will be included as additional goodwill in the period earned. This entity focuses on helping customers with their global web applications and is included as part of the globalization segment.

Note 3 — Sale of Subsidiaries

      During the first quarter of 2000, the Company sold the net assets of one of its divisions in the Internet segment for approximately $5 million. The proceeds approximated the net book value of the assets, comprised primarily of goodwill and other intangible assets.

      During June 2001, the Company sold its commercial printing operations in Montreal, Quebec for approximately $4.9 million, of which $2.4 million was received in cash. The remainder was financed by the Company with an interest bearing note with principal due in installments beginning on the fourth anniversary of the closing date of the sale. During 2000, this operation had sales of approximately $24.4 million with net assets of approximately $5.1 million at closing. This transaction resulted in a loss of $1.9 million which primarily resulted from the recognition of the accumulated foreign currency translation loss that had been reflected as part of accumulated other comprehensive loss on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 4 — Cash and Cash Equivalents

      Cash equivalents of $1,635 and $168 at December 31, 2001 and 2000, respectively, are carried at cost, which approximates market, and include certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The fair value of marketable securities exceeded cost by $2,202 and $707, at December 31, 2001 and 2000, respectively. Cost was determined on the basis of specific identification. Most of the increase in unrealized gain came as a result of the Company’s investment in EDGAR On-Line, whose market value at December 31, 2001 was higher than at December 31, 2000.

Note 6 — Inventories

      Inventories consist of the following:

	December 31,

	2001	2000

Raw materials	$6,489	$8,966
Work-in-process	12,964	23,594

	$19,453	$32,560

Note 7 — Employee Benefit Plans

     Pension Plans

      The Company sponsors a defined benefit pension plan which covers most of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. The Company also has an unfunded supplemental retirement program for certain management employees. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Pension costs, including the Supplementary Employee Retirement Plan (”SERP”), are summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Service cost	$6,912	$6,478	$6,425
Interest cost	5,878	5,712	4,462
Expected return on plan assets	(6,200)	(6,497)	(5,330)
Amortization of transition asset	(220)	(220)	(220)
Amortization of prior service cost	1,032	1,032	466
Actuarial gain	(1,199)	(1,395)	(272)
Curtailment gain	(1,132)	—	—

Net periodic pension cost of defined benefit plans	5,071	5,110	5,531
Union plans	408	580	476
Other retirement plans	745	1,167	1,084

Total pension and SERP cost	$6,224	$6,857	$7,091

      The status of the Company’s funded defined benefit pension plan, excluding the SERP, is as follows:

	December 31,

	2001	2000

Projected benefit obligation at beginning of year	$59,913	$56,616
Service cost	6,420	5,992
Interest cost	4,455	4,266
Actuarial loss (gain)	6,859	(488)
Curtailment gain	(1,172)	—
Benefits paid	(2,281)	(6,473)

Projected benefit obligation at end of year	74,194	59,913

Fair value of plan assets at beginning of year	68,176	69,628
Actual return on plan assets	(6,545)	5,021
Benefits paid	(2,281)	(6,473)

Fair value of plan assets at end of year	59,350	68,176

Funded status	(14,844)	8,263
Unrecognized net transition asset	(2,522)	(2,843)
Unrecognized prior service cost	364	451
Unrecognized net actuarial gain	(1,310)	(22,113)

Net accrued pension cost	$(18,312)	$(16,242)

      During 2001, the Company had a curtailment gain of approximately $1.1 million resulting from the reduction in force during the fourth quarter. At December 31, 2001 and 2000, the net accrued pension cost under the unfunded supplemental retirement program amounted to $10,358 and $8,968, respectively, which amounts are included in current and long-term liabilities for employee compensation and benefits. The plan contains covenants which prohibit retired participants from engaging in competition with the Company.

      The discount rate used to calculate the projected benefit obligations was 7.25% and 7.75% for the years ended December 31, 2001 and 2000, respectively. The rate used to project future salary increases was 4% and 4.5% for the years ended December 31, 2001 and 2000, respectively. The expected long-term rate of return on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

plan assets was 9.5% for the years ended December 31, 2001 and 2000. The assets of the funded plan consist primarily of equity and fixed income securities.

     Defined Contribution Plans

      The Company and its domestic financial printing subsidiaries are participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $2,781, $6,511, and $9,154 for the years ended December 31, 2001, 2000 and 1999, respectively.

      The remaining domestic subsidiaries participate in a qualified 401(k) Plan that is available to substantially all their non-union employees. Amounts charged to income for the 401(k) Plan were $837, $556, and $1,159 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries match 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. All contributions are invested in the common stock of the Company. The plan acquired 379,121, 464,800, and 290,342 shares in the years ended December 31, 2001, 2000, and 1999 respectively, of the Company’s common stock on the open market. At December 31, 2001 and 2000, the Stock Purchase Plan held 1,964,541 shares and 1,764,154 shares of the Company’s common stock, respectively. Charges to income amounted to $964, $1,388 and $1,736 for the years ended December 31, 2001, 2000, and 1999, respectively. The shares held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.

     Health Plan

      The Company maintains a voluntary employee benefit health and welfare plan (Plan) covering substantially all of its employees. Until mid-1999, the Company used a VEBA (Voluntary Employees’ Beneficiary Association) trust to fund its medical and related costs. The trust was liquidated during 1999. The Company currently funds the disbursements as incurred. At December 31, 2001 and 2000, accrued expense for Plan participants’ incurred but not reported claims was $4,150 and $5,020, respectively. Amounts charged to income for the Plan were $19,500, $19,938 and $14,242 for the years ended December 31, 2001, 2000, and 1999, respectively.

Note 8 — Stock Option Plans

      The Company has five stock option plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan.

      The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares of the Company’s common stock, expired December 15, 1991 except as to options then outstanding. The Company’s 1992 and 1997 Stock Option Plans both provide for the granting of options to purchase 1,700,000 shares to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired December 19, 2001 except as to options then outstanding. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 3,450,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,450,000 shares reserved under the 1999 Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”). The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      All plans except the 2000 Plan permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. Certain options granted during 2001 have a term of seven years. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Committee designated by the Board governs most of the parameters of the 1999 and 2000 Plans including exercise dates, expiration dates, and other awards.

      Details of stock options are as follows:

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 1999
Granted	1,367,600	$12.32
Exercised	59,950	8.07
Cancelled	165,000	15.77
Outstanding, end of year	3,966,650	13.54
Exercisable, end of year	1,455,100	12.93
Year Ended December 31, 2000
Granted	1,107,450	$8.93
Exercised	49,650	8.35
Cancelled	463,600	14.66
Outstanding, end of year	4,560,850	12.35
Exercisable, end of year	2,161,081	13.22
Year Ended December 31, 2001
Granted	1,797,000	$12.40
Exercised	207,600	8.56
Cancelled	647,174	13.06
Outstanding, end of year	5,503,076	12.42
Exercisable, end of year	2,683,833	12.91

      Options to purchase 3,268,074 shares were available for grant under the Plans at December 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The following table summarizes weighted average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	December 31, 2001	Life	Price	December 31, 2001	Price

$ 7.44 – $ 9.53	1,374,400	8 years	$8.86	795,775	$8.87
9.54 – 11.16	522,100	5 years	10.55	424,225	10.56
11.17 – 13.75	2,504,426	7 years	12.63	478,058	12.24
13.76 – 17.13	412,500	7 years	14.31	309,125	14.25
17.14 – 22.50	689,650	6 years	19.05	676,650	18.99

	5,503,076	7 years	$12.42	2,683,833	$12.91

      In accordance with APB Opinion No. 25 and related interpretations, no compensation cost has been recognized for the Company’s stock option plans. Had compensation cost been based upon the fair value at the grant dates for all awards granted, the impact on net income and earnings per share during the years ended December 31, 2001, 2000 and 1999, would have been reduced on a pro forma basis as follows:

	Year Ended December 31,

	2001	2000	1999

Net (loss) income:
As Reported	$(24,078)	$7,008	$27,813
Pro Forma	$(28,061)	$5,193	$25,420
Pro Forma Per Share:
Basic	$(.85)	$.15	$.69
Diluted	$(.85)	$.15	$.68

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

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2001	2000	1999
	Grants	Grants	Grants

Expected dividend yield	1.8%	2.4%	1.8%
Expected stock price volatility	45.1%	48.9%	51.5%
Risk-free interest rate	3.7%	5.3%	6.0%
Expected life of options	3 years	5 years	5 years
Weighted average fair value	$3.95	$3.70	$5.56

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

     Subsidiaries’ Option Plans

      During 1999, the Company adopted the 1999 Stock Option Plan for BGS Companies, Inc. (“BGS Plan”), a wholly-owned subsidiary of the Company. During 2001, the Company adopted the 2001 Key Executives’ Stock Incentive Plan for BGS Companies, Inc. Both Plans provide for the granting of nonqualified stock options, incentive stock options and restricted stock units of BGS Companies, Inc. stock to employees of the Company and its affiliates and advisors. The 1999 Plan authorized the granting of three million options, which are to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed ten years. The 2001 Plan authorized the granting of 3.2 million options, which are to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed seven years.

      The 1999 BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. No additional grants were made during 2000 or 2001 from this Plan, and the 2001 Plan granted 2,800,000 stock options at an exercise price of $2.00 during 2001. The options outstanding under the Plans are 4,098,850 and 1,421,100 at December 31, 2001 and December 31, 2000, respectively. The options generally vest over a four-year period; however, under the 1999 Plan, no options were exercisable until the earlier of an initial public offering of BGS Companies Inc. or January 26, 2002. Under the 2001 Plan, no options become exercisable until an initial public offering of BGS Companies, Inc. During the first quarter of 2002, certain vested options under the 1999 Plan became eligible to be “put” back to the Company and the Company has the right to buy such options from the holders at an amount no greater than the amount by which the then fair market value exceeds the exercise price of the option. The Company recognized compensation expense of approximately $300 in 2001. No compensation expense had been recognized in either 2000 or 1999.

      During 1999, the Company had adopted the 1999 Stock Option Plan for Bowne Internet Solutions (“BIS Plan”), a wholly-owned subsidiary of the Company. During 2000, the Company adopted the 2000 Stock Option Plan for Bowne Internet Solutions. These Plans provided for the granting of nonqualified stock options, incentive stock options and restricted stock units of Bowne Internet Solutions’ stock to employees of the Company and its affiliates and advisors. These Plans authorized the granting of 3 million and 2.6 million options, respectively, which were to be granted at not less than the fair market value as of the date of grant and are for periods not to exceed ten years.

      The 1999 BIS Plan granted 1,408,300 stock options at an average exercise price of $2.67 during 1999. The 2000 BIS Plan granted 2,332,500 stock options at an average price of $3.00 during 2000. The options outstanding under these two Plans at December 31, 2000 were 2,789,775. No compensation expense has been recognized for the three years ended December 31, 2001. Effective with the discontinuance of Bowne Internet Solutions in the second quarter of 2001, these option Plans have been terminated and all outstanding options cancelled.

     Deferred Stock Awards

      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s earnings per share. These liabilities were reclassified as stockholders’ equity as of both December 31, 2001 ($7.9 million) and December 31, 2000 ($7.4 million) because the Company has historically satisfied these awards through the issuance of stock, and intends to continue that practice. At December 31, 2001 and 2000, there were 604,044 and 516,416 units outstanding, respectively.

      Additionally, the Company has a Deferred Sales Compensation Plan for certain salespeople. This Plan allows the salesperson to defer payment of salaries and commissions to a future date. The amounts deferred, plus any matching contribution made by the Company, will be paid in either cash or the Company’s common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

stock upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in stock amounted to $1,906 and $1,769 at December 31, 2001 and 2000, respectively. These deferred stock awards may be paid out in cash under certain circumstances. Accordingly, the amounts are recorded as a liability in deferred employee compensation and benefits in the Company’s consolidated balance sheets. At December 31, 2001 and 2000, there were 146,327 and 130,932 deferred stock awards outstanding, respectively, under this Plan. These awards are included as shares outstanding in computing the Company’s earnings per share.

Note 9 — Income Taxes

      The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,

	2001	2000	1999

Current:
U.S. federal	$(10,005)	$9,704	$18,285
Foreign	510	7,476	7,238
State and local	(693)	886	1,513

	(10,188)	18,066	27,036

Deferred:
U.S. federal	5,125	(1,982)	(2,183)
Foreign	(1,949)	—	757
State and local	233	(59)	(187)

	3,409	(2,041)	(1,613)

	$(6,779)	$16,025	$25,423

      The provision (benefit) for income taxes is allocated as follows:

	Year Ended December 31,

	2001	2000	1999

Continuing operations	$2,281	$28,145	$30,220
Discontinued operations	(9,060)	(12,120)	(4,797)

	$(6,779)	$16,025	$25,423

      Income taxes paid during the years ended December 31, 2001, 2000 and 1999 were $6,248, $24,148 and $14,032, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The provision for income taxes differed from the U.S. federal statutory rate for the following reasons:

	Year Ended December 31,

	2001	2000	1999

Statutory tax (benefit) rate	(35.0)%	35.0%	35.0%
Increase in tax (benefit) resulting from:
State and local taxes	(1.0)	2.3	1.6
Foreign taxes	(3.2)	2.1	2.1
Nondeductible items:
Change in valuation allowance	3.6	—	—
Goodwill and other intangibles	7.3	10.1	4.5
Asset impairment charge	—	13.7	—
Other nondeductible items	4.7	6.4	4.6

Effective income tax (benefit) rate	(23.6)%	69.6%	47.8%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

	2001	2000

Noncurrent deferred tax assets (liabilities):
Deferred compensation and benefits	$16,428	$15,207
Deferred taxes on intangibles, other than goodwill	(4,838)	(5,200)
Capitalized software development costs	(10,311)	(9,408)
Depreciation and other	1,097	5,186
Net operating and capital losses	2,726	1,576
Valuation allowance	(2,050)	(900)

Total net noncurrent asset	$3,052	$6,461

      The Company has, as of December 31, 2001, approximately $170 million of state and local net operating losses estimated to expire in years 2007 through 2021, and approximately $17 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2004. Included in prepaid expenses and other current assets is approximately $14.9 million and $7.3 million of taxes receivable at December 31, 2001 and 2000, respectively, relating primarily to net operating loss carrybacks and overpayment of estimated taxes.

      The change in the valuation allowance is due to a capital loss which may not be utilized in future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 10 — Debt

      In July 1997, the Company entered into an unsecured five-year revolving credit agreement (expiring in July 2002) for $200,000 with a consortium of banks. The maximum available credit under the agreement was increased to $300,000 in November 1998. Under the credit agreement, interest is charged at London Interbank Offered Rate (“LIBOR”) plus 25 to 50 basis points depending on certain leverage ratios plus ten basis points on the unused portion. During 2001, the average interest rate approximated 5%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. The Company was in compliance with all loan covenants as of December 31, 2001. Amounts outstanding under this agreement are classified as both current and long-term debt ($37,000 and $75,000 respectively) at December 31, 2001, and entirely as long-term debt of $85,000 at December 31, 2000. In addition, the Company had $187 of capital leases and $2,833 of notes payable at December 31, 2001.

      On February 6, 2002, the Company completed a $75,000 private placement of senior unsecured notes with several institutional lenders. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility subsequent to year-end. Therefore, this amount was reclassified to long-term debt on the balance sheet as of December 31, 2001. The notes have an average life of 7.2 years (ranging from 5 – 10 years), with an average interest rate of approximately 7.3%.

      The terms of the new notes provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations.

      Aggregate annual installments of both notes payable and long-term debt (other than the revolving credit agreement) due for the next five years and thereafter are $1,079, $517, $440, $409, $393, and $182, respectively.

      Interest paid was $6,541, $7,816, and $6,114 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 11 — Deferred Employee Compensation and Benefits

      Liabilities for deferred employee compensation and benefits consist of the following:

	December 31,

	2001	2000

Pension and other retirement costs	$18,312	$16,242
Supplemental retirement, long-term	8,796	7,594
Deferred compensation and other long-term benefits	9,596	8,771

	$36,704	$32,607

      Deferred compensation and other long-term benefits previously included the liability for the deferred stock units outstanding as described in Note 8. These amounts have been reclassified as stockholders’ equity as of both December 31, 2001 ($7.9 million) and December 31, 2000 ($7.4 million) because the Company has historically satisfied these awards through the issuance of stock. It is the Company’s intent to continue to satisfy these awards through the issuance of stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 12 — Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,

	2001	2000	1999

Foreign currency translation adjustment	$(10,582)	$(7,758)	$(3,447)
Unrealized gains (losses) on marketable securities (net of tax effect)	1,322	368	3,412

	$(9,260)	$(7,390)	$(35)

Note 13 — Commitments and Contingencies

     Lease commitments

      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2020. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

      One operating lease is for printing equipment funded through a master agreement administered by a commercial bank. At the expiration of the lease (April 2003), the Company has the right to roll the arrangement into a new lease or purchase the equipment for a guaranteed residual value. As of December 31, 2001, the rental payments were based on the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease calculates interest based on Canadian LIBOR plus 35 basis points). The equipment under this lease as of December 31, 2001 has an aggregate residual value of approximately $16.3 million, all of which is included below in the future minimum lease payment amounts. As of December 31, 2001, the Company had borrowed the maximum under the agreement, leasing equipment with an aggregate initial cost of approximately $23 million.

      Rent expense relating to premises and equipment amounted to $50,184, $40,336, and $31,113 for the years ended December 31, 2001, 2000 and 1999, respectively. Included in these amounts is rent expense associated with equipment located at customer sites, which amounted to $16,879, $15,048 and $13,026 for the years ended December 31, 2001, 2000 and 1999, respectively. The minimum annual commitments under noncancelable leases and other operating arrangements as of December 31, 2001, are summarized as follows:

2002	$40,408
2003	49,197
2004	24,560
2005	20,495
2006	15,048
2007-2020	56,986

Total	$206,694

  Joint Venture Arrangements

      The Company is involved in certain joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from these arrangements will not be significant to the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

  Contingencies

      The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 14 — Stockholders’ Equity

      The Company has a Stockholder Rights Plan that grants each stockholder a right to purchase 1/1000th of a share of the Preferred Stock for each share of common stock owned when certain events occur. This plan is triggered when certain events occur that involve the acquisition, tender offer or exchange of 20% or more of the Common Stock by a person or group of persons, without the approval of the Company’s Board of Directors. Prior to the event, the Rights will be linked to the underlying shares of the Common Stock and may not be transferred by themselves.

      In January of 2000 the Board of Directors authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock, representing approximately 10% of the total shares outstanding at that time. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock option plans. In August of 2000 the Board of Directors authorized an extension of the Company’s stock repurchase program to acquire up to an additional $20 million of outstanding common stock. During 2001, the Company purchased 10,000 shares, at an average price of $9.04. During 2000, the Company had purchased approximately 4 million shares, at an average price of $10.63.

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

A fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector was discontinued effective with the second quarter of 2001. Accordingly, segment information is no longer being presented for that segment.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment earnings before interest, income taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses earnings before interest, income taxes and amortization expenses (“EBITA”), as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses and other income. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2001	2000	1999

Revenues from external customers:
Financial printing	$721,190	$918,826	$853,241
Outsourcing	231,791	191,617	160,730
Globalization	101,650	68,895	58,758

	$1,054,631	$1,179,338	$1,072,729

EBITDA:
Financial printing	$53,009	$118,902	$121,109
Outsourcing	13,014	8,795	7,549
Globalization	6,125	(1,620)	(4,448)
Other, including $20,949 and $2,106 of restructuring, integration and asset impairment charges in 2001 and 2000, respectively	(22,042)	(3,741)	983

	$50,106	$122,336	$125,193

Depreciation expense:
Financial printing	$31,488	$32,593	$30,142
Outsourcing	5,549	6,276	6,333
Globalization	4,080	3,480	3,131

	$41,117	$42,349	$39,606

EBITA:
Financial printing	$21,521	$86,309	$90,967
Outsourcing	7,465	2,519	1,216
Globalization	2,045	(5,100)	(7,579)
Other, including $20,949 and $2,106 of restructuring, integration and asset impairment charges in 2001 and 2000, respectively	(22,042)	(3,741)	983

	8,989	79,987	85,587
Amortization expense	(8,001)	(7,318)	(7,023)
Interest expense	(6,422)	(7,254)	(6,281)

(Loss) income from continuing operations before income taxes	$(5,434)	$65,415	$72,283
Loss from discontinued operations before income taxes	$(25,423)	$(42,382)	$(19,047)

Pre-tax (loss) income	$(30,857)	$23,033	$53,236

Restructuring, integration and asset impairment charges:
Financial printing	$6,567	$2,106	$—
Outsourcing	5,412	—	—
Globalization	5,945	—	—
Other	3,025	—	—

	$20,949	$2,106	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2001	2000	1999

Assets:
Financial printing	$335,944	$420,274	$429,543
Outsourcing	164,317	147,629	143,646
Globalization	129,969	72,958	68,040
Discontinued operations	—	19,354	37,395

	$630,230	$660,215	$678,624

Capital spending:
Financial printing	$30,011	$33,780	$41,080
Outsourcing	5,818	4,649	3,474
Globalization	2,985	2,983	2,816
Discontinued operations	664	2,702	2,511

	$39,478	$44,114	$49,881

      Geographic information about the Company’s revenues, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	2001	2000	1999

Revenues by source:
United States	$882,507	$950,309	$875,376
Canada	50,127	67,762	66,371
Other foreign, primarily Europe	121,997	161,267	130,982

	$1,054,631	$1,179,338	$1,072,729

Long-lived assets, net:
United States	$279,296	$289,080	$314,283
Canada	6,658	10,065	12,052
Other foreign, primarily Europe	79,578	46,562	42,850

	$365,532	$345,707	$369,185

Note 16 — Discontinued Operations

      During the second quarter of 2001, the Company discontinued the operations of its Internet consulting and development segment.

      The Company’s management performs on-going business reviews based on quantitative and qualitative measures and assesses the need to record impairment losses when impairment indicators are identified. Management determines fair value based on the market approach which includes analysis of market price multiples of companies engaged in similar businesses. Based on these evaluations, in the fourth quarter of 2000, the Company recorded $13,660 in pre-tax goodwill impairment charges in the Company’s Internet consulting and development segment. As a result of the implementation of a restructuring plan in that business segment, the Company also recorded $3,433 in restructuring charges that included a reduction in workforce of approximately 100 employees in the Internet consulting and development business and the cost of closing certain offices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Pre-tax restructuring charges taken by the Internet consulting and development segment in the fourth quarter of 2000 include a write-down of property and equipment of $1,063. The remaining $2,370 in expense taken in the fourth quarter of 2000 consists of severance and personnel-related costs ($1,460), occupancy costs ($770), and other costs ($140).

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

      Revenues and loss from the discontinued operations were as follows:

	Twelve Months
	Ended December 31,

	2001	2000

Revenues	$1,056	$11,744

Pre-tax loss from discontinued operations (including restructuring and shutdown costs)	$(25,423)	$(42,382)
Income tax benefit	9,060	12,120

Net loss from discontinued operations	$(16,363)	$(30,262)

      Assets and liabilities of the discontinued operations were as follows:

	December 31,	December 31,
	2001	2000

Assets	$—	$19,354
Liabilities (including accrued restructuring and discontinuance costs)	(5,324)	(2,206)

Net (liabilities) assets of discontinued operations	$(5,324)	$17,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The balance in the accrual for loss on discontinuance represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter, this accrual had been reflected as part of the Company’s overall restructuring accrual. The balance and changes in the accrual for loss on discontinuance through December 31, 2001, including additions as well as payments made on that accrual, are summarized below.

	Severance and
	personnel-related	Occupancy
	costs	costs	Other	Total

2000 Expense	$1,460	$770	$140	$2,370
Paid in 2000	(300)	(8)	(34)	(342)

Balance at December 31, 2000	1,160	762	106	2,028
2001 Expense	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	$—	$4,036	$140	$4,176

      In the fourth quarter of 2001, the Company increased the accrual for occupancy costs by $2,003 based on updated assumptions regarding the amount of time required to sublet the former Immersant properties. This reflects the recent lackluster commercial real estate markets in the geographic areas for the properties we are trying to market.

Note 17 — Restructuring, Integration and Asset Impairment Charges

      In the fourth quarter of 2000, the Company recorded $2,106 in pre-tax restructuring charges in connection with the Company’s plans to align its cost structure with customer demand. The restructuring included a reduction in workforce of approximately 200 in the financial print group, as well as write-downs of property and equipment.

      Pre-tax restructuring charges include a write-down of property and equipment of $944. The remaining $1,162 in expense taken in the fourth quarter of 2000 consisted primarily of severance and personnel-related costs paid to terminated employees. The amounts relate to employees who received notice or had otherwise been identified prior to December 31, 2000.

      In addition to the restructuring charges discussed above, in April 2001, management determined that it would take additional steps in its cost reduction program. A restructuring charge was incurred that included a reduction in force of approximately 10% of the Company’s financial print operations. There was also approximately $1,174 million in asset impairment charges taken in the second quarter of 2001 related to office closings in continuing operations.

      In response to the continued slowdown in the financial print markets, on October 30th, 2001, the Company reduced the workforce of its domestic and international financial printing operations by an additional 10%, or approximately 350 employees.

      In connection with the Mendez acquisition, there were also reductions in force of approximately 390 employees in the globalization segment, and other integration costs incurred including office closings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The fourth quarter charges include various non-cash asset impairment charges totaling $6,282, including an asset held for investment of $3,025 and goodwill impairment of $1,146. The remaining restructuring charges incurred in 2001, as well as the changes in accrued restructuring through December 31, 2001, including additions and payments made on that accrual, are summarized below.

	Severance and personnel-	Occupancy
	related costs	costs	Other	Total

2000 Expense	$1,148	$—	$14	$1,162
Paid in 2000	(297)	—	—	(297)

Balance at December 31, 2000	851	—	14	865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	$4,244	$528	$604	$5,376

      Occupancy costs represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except per share information)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2001
Revenues	$285,199	$295,895	$242,055	$231,482	$1,054,631
Gross margin	92,353	100,323	68,521	75,772	336,969
Income (loss) from continuing operations before income taxes	8,755	1,232	(3,464)	(11,957)	(5,434)
Income tax (expense) benefit	(4,017)	(1,300)	(239)	3,275	(2,281)

Income (loss) from continuing operations	4,738	(68)	(3,703)	(8,682)	(7,715)
Loss on discontinued operations, net of tax benefit	(10,029)	(6,334)	—	—	(16,363)

Net loss	$(5,291)	$(6,402)	$(3,703)	$(8,682)	$(24,078)

Net income (loss) per share from continuing operations:
Basic	$.14	$—	$(.11)	$(.26)	$(.23)

Diluted	$.14	$—	$(.11)	$(.26)	$(.23)

Net loss per share from discontinued operations:
Basic	$(.30)	$(.19)	$—	$—	$(.49)

Diluted	$(.30)	$(.19)	$—	$—	$(.49)

Total net loss per share:
Basic	$(.16)	$(.19)	$(.11)	$(.26)	$(.73)

Diluted	$(.16)	$(.19)	$(.11)	$(.26)	$(.73)

Average shares outstanding:
Basic	33,012	33,064	33,113	33,135	33,081

Diluted	33,940	34,094	34,223	34,279	34,156

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2000
Revenues	$304,280	$320,896	$281,734	$272,428	$1,179,338
Gross margin	109,869	120,263	98,583	92,141	420,856
Income from continuing operations before income taxes	18,438	25,566	17,008	4,403	65,415
Income tax expense	(7,803)	(10,686)	(7,312)	(2,344)	(28,145)

Income from continuing operations	10,635	14,880	9,696	2,059	37,270
Loss on discontinued operations, net of tax benefit	(4,374)	(4,151)	(4,177)	(17,560)	(30,262)

Net income (loss)	$6,261	$10,729	$5,519	$(15,501)	$7,008

Net income per share from continuing operations:
Basic	$.29	$.42	$.29	$.06	$1.08

Diluted	$.28	$.41	$.28	$.06	$1.05

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Net loss per share from discontinued operations:
Basic	$(.12)	$(.12)	$(.12)	$(.53)	$(.88)

Diluted	$(.12)	$(.12)	$(.12)	$(.53)	$(.88)

Total net income (loss) per share:
Basic	$.17	$.30	$.16	$(.47)	$.20

Diluted	$.17	$.30	$.16	$(.47)	$.20

Average shares outstanding:
Basic	36,462	35,255	33,626	33,088	34,577

Diluted	37,318	36,042	34,360	33,815	35,348

      Net income (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

      The amounts above have been restated from previously published numbers to reflect the effect of discontinued operations. In addition, revenue and cost of revenue have been restated for all periods to reflect the reclassification of all amounts billed to customers for “out-of-pocket” expenses as revenue in accordance with Emerging Issues Task Force Topic D-103, “Income Statement Characterization of Reimbursements received for “Out-of-Pocket” Expenses Incurred”. The Company previously recorded these amounts billed as reductions of cost of revenue. The adoption of this provision had no effect on EBITDA or net income.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Regarding the directors of the Company, reference is made to the information set forth under the caption “Election of Directors” in the Company’s definitive Proxy Statement anticipated to be dated April 9, 2002, which information is incorporated by reference herein.

      The executive officers of the Company and their recent business experience are as follows:

	Principal Occupation
Name	During Past Five Years	Age

Robert M. Johnson	Chairman of the Board and Chief Executive Officer of the Company since June 1996; also, President from February 2000 through December 2000. Previously Vice Chairman, President and Chief Executive Officer of the Company from January 1996	56
Carl J. Crosetto	President since January 2001; previously Executive Vice President since December 1998, and Senior Vice President since May 1998; prior to that Director of Sales of the Company	53
C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001, Corporate Controller since February 1999; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company	40
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998; previously Vice President, Human Resources, from January 1998, and Director, Human Resources from February 1997; theretofore Vice President, Human Resources for the Chemical Group of Degussa Corporation	49
James E. Fagan, Jr.	Senior Vice President, Strategy and New Business Development since May 2001; previously Senior Vice President and Director of Capital Market Global Sales for R.R. Donnelley	50
Philip E. Kucera	Senior Vice President and General Counsel since December 1998; previously Deputy General Counsel of The Times Mirror Company	59
Joseph O. Miles	Senior Vice President, Marketing since January 2001; previously Vice President, Corporate Marketing for The Bisys Group; previously Marketing Director for KPMG L.L.P.; theretofore Managing Director for Business Development for Dun & Bradstreet	51
Kenneth W. Swanson	Senior Vice President, Operations since October 2001; previously Senior Vice President, Manufacturing since December 1998; also President of Bowne Business Communications, Inc. and Bowne of South Bend	45
Duncan P. Varty	Senior Vice President and President, Financial Print since October 2001; previously Senior Vice President, Operations since December 1998, and President, Financial Print Operations since April 2000; previously President of Bowne of Cleveland, Inc.	57

	Principal Occupation
Name	During Past Five Years	Age

Scott L. Spitzer	Vice President, Associate General Counsel and Secretary since March 2002; previously Vice President and Associate General Counsel from April 2001; previously Vice President, General Counsel and Secretary of Vital Signs, Inc.	50
William J. Coote	Treasurer since December 1998; formerly Assistant Treasurer from January 1998; previously Manager, Financial Analysis	47

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

Item 11.     Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 9, 2002, which information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 9, 2002, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Independent Auditors’ Report	24
Consolidated Statements of Operations — Years Ended December 31, 2001, 2000 and 1999.	25
Consolidated Balance Sheets as of December 31, 2001 and 2000.	26
Consolidated Statements of Cash Flows — Years Ended December 31, 2001, 2000 and 1999.	27
Consolidated Statements of Stockholders’ Equity — Year Ended December 31, 2001, 2000 and 1999.	28
Notes to Consolidated Financial Statements	29-52

(2) Financial Statement Schedule — Years Ended December 31, 2001, 2000 and 1999

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable.

(3) Exhibits:

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 10, 1992)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999)
10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)

10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to the Company’s Form S-8 relating to the Company’s Stock Incentive Plan dated July 10, 2001)
10.13	—	Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.14	—	Amendment #1 to Master Agreement to Credit Agreement dated July 7, 1997 (incorporated by reference to Exhibit 99 in the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.15	—	Note Purchase Agreement dated January 31, 2002, related to $75 million Senior Unsecured Notes due 2012 filed herewith
18	—	Letter re change in accounting principles
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Auditors
23.2	—	Auditors’ Report on Schedule, KPMG LLP
24	—	Powers of Attorney

      (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

By:	/s/ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 26, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. JOHNSON (Robert M. Johnson)	Chairman of the Board and Chief Executive Officer and President (and Director)	March 26, 2002

* (Carl J. Crosetto)	President (and Director)	March 26, 2002

/s/ C. CODY COLQUITT (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 26, 2002

* (Douglas B. Fox)	Director	March 26, 2002

* (H. Marshall Schwarz)	Director	March 26, 2002

* (Wendell M. Smith)	Director	March 26, 2002

* (Lisa A. Stanley)	Director	March 26, 2002

* (Vincent Tese)	Director	March 26, 2002

* (Harry Wallaesa)	Director	March 26, 2002

Signature	Title	Date

* (Richard R. West)	Director	March 26, 2002

*By /s/ ROBERT M. JOHNSON (Robert M. Johnson)	Attorney-in-Fact

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(In thousands)
Allowance for doubtful accounts:

Year Ended December 31, 2001	$15,206	$12,257	$12,655	$14,808
Year Ended December 31, 2000	$13,547	$10,634	$8,975	$15,206
Year Ended December 31, 1999	$12,264	$7,004	$5,721	$13,547

(a)	Uncollectible accounts written off, net of recoveries.

S-1