Form 10-Q
period 2002-03-31
BOWNE & CO INC
filed 2002-05-15
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,486,501 shares of common stock, par value $.01, outstanding as of May 10, 2002.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(000’s omitted except
	per share amounts)
Revenues	$239,684	$285,199
Expenses:
Cost of revenues	156,814	192,846
Selling and administrative	64,240	69,889
Depreciation	10,564	11,152
Amortization	430	1,776

	232,048	275,663

Operating income	7,636	9,536
Interest expense	(1,257)	(1,348)
Other income, net	275	567

Income from continuing operations before income taxes	6,654	8,755
Income tax expense	(3,106)	(4,017)

Income from continuing operations	3,548	4,738
Discontinued operations:
Loss from operations of discontinued segment (less applicable tax benefit of $5,495 in 2001)	—	(10,029)

Net income (loss)	$3,548	$(5,291)

Earnings per share from continuing operations:
Basic	$.11	$.14

Diluted	$.10	$.14

Loss per share from discontinued operations:
Basic	$—	$(.30)

Diluted	$—	$(.30)

Total earnings (loss) per share:
Basic	$.11	$(.16)

Diluted	$.10	$(.16)

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(000’s omitted)
Net income (loss)	$3,548	$(5,291)
Foreign currency translation adjustment	(707)	(2,456)
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $53 and $(169) for 2002 and 2001, respectively	79	(113)

Comprehensive income (loss)	$2,920	$(7,860)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,216	$27,769
Marketable securities	3,546	3,407
Trade accounts receivable, less allowance for doubtful accounts of $16,316 (2002) and $14,808 (2001)	215,141	174,598
Inventories	38,941	19,453
Prepaid expenses and other current assets	36,207	39,471

Total current assets	309,051	264,698

Property, plant and equipment, less accumulated depreciation of $264,060 (2002) and $255,670 (2001)	163,375	163,838
Goodwill, less accumulated amortization of $30,337 (2002 and 2001)	170,541	172,321
Intangible assets, less accumulated amortization of $3,480 (2002) and $3,050 (2001)	17,720	18,150
Deferred income taxes	3,633	3,052
Other assets	8,653	8,171

Total assets	$672,973	$630,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$73,599	$38,079
Accounts payable	48,160	40,252
Employee compensation and benefits	44,699	47,011
Accrued expenses and other obligations	57,029	61,214

Total current liabilities	223,487	186,556

Long-term debt — net of current portion	77,149	76,941
Deferred employee compensation and other benefits	38,354	36,704

Total liabilities	338,990	300,201

Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,065,146 shares (2002) and 39,855,734 shares (2001)	401	398
Additional paid-in capital	53,428	50,879
Retained earnings	348,636	346,920
Treasury stock, at cost, 6,643,721 shares (2002) and, 6,683,653 shares (2001)	(58,594)	(58,908)
Accumulated other comprehensive loss, net	(9,888)	(9,260)

Total stockholders’ equity	333,983	330,029

Total liabilities and stockholders’ equity	$672,973	$630,230

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(000’s omitted)
Cash flows from operating activities:
Net income (loss)	$3,548	$(5,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,564	11,152
Amortization	430	1,776
Loss from discontinued operations, net of tax	—	10,029
Cash used in discontinued operations	(775)	(7,268)
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(52,444)	(42,026)

Net cash used in operating activities	(38,677)	(31,628)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(2,000)
Purchase of other investments	—	(1,000)
Proceeds from the sale of marketable securities and fixed assets	132	71
Purchase of property, plant and equipment	(9,678)	(10,905)

Net cash used in investing activities	(9,546)	(13,834)

Cash flows from financing activities:
Proceeds from borrowings	147,937	96,708
Payment of debt	(112,208)	(58,866)
Proceeds from stock options exercised	1,773	523
Payment of dividends	(1,832)	(1,816)

Net cash provided by financing activities	35,670	36,549

Decrease in cash and cash equivalents	$(12,553)	$(8,913)
Cash and cash equivalents, beginning of period	27,769	30,302

Cash and cash equivalents, end of period	$15,216	$21,389

Supplemental cash flow information:
Cash paid for interest	$497	$990

Net cash (refunded) paid for taxes	$(257)	$2,061

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(000’s omitted, except share information and where noted)

Note 1.     Basis of Presentation

      The financial information as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the full-year.

Note 2.     Inventories

      Inventories of $38,941 at March 31, 2002 included raw materials of $9,505 and work-in-process of $29,436. At December 31, 2001, inventories of $19,453 included raw materials of $6,489 and work-in-process of $12,964.

Note 3.     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted average diluted shares outstanding for the three months ended March 31, 2002 and 2001 excludes the dilutive effect of approximately 1,096,269 and 2,490,248 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

	Three Months Ended
	March 31,

	2002	2001

Basic shares	33,309,135	33,011,812
Diluted shares	34,661,091	33,939,753

Note 4.     Marketable Securities and Other Comprehensive Income (Loss) Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At March 31, 2002, the fair value of marketable securities exceeded cost by $2,334. At December 31, 2001, the fair value of marketable securities exceeded cost by $2,202. The net unrealized gains, after deferred taxes, were $1,401 and $1,322 at March 31, 2002 and December 31, 2001, respectively.

      The foreign currency translation adjustment was $(11,289) and $(10,582) at March 31, 2002 and December 31, 2001, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.     Goodwill and Intangible Assets

      In June 2001, the FASB issued Statement No. 141, “Business Combinations” (“SFAS 141”), and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 required the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provided new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

      Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceases and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 were effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez S.A. during the third quarter of 2001. As required by SFAS 142, the Company reassessed the expected useful lives of existing intangible assets, resulting in no changes to the expected useful lives.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has completed this process.

      The Company then has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. The Company is in the process of determining the fair value of each reporting unit, and that process will be completed by June 30, 2002. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

      The second step of the transitional impairment test requires the Company to compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations as of the date of adoption.

      As of the date of adoption, the Company had unamortized goodwill in the amount of $172,321 and unamortized identifiable intangible assets in the amount of $18,150, both subject to the provisions of SFAS 141 and SFAS 142. Goodwill not subject to amortization is $170,541 at March 31, 2002. Goodwill decreased $1,780 in 2002 as a result of foreign currency translation adjustments and adjustments to preliminary purchase price allocations made in prior periods, primarily to goodwill recorded in the globalization segment.

      The gross amounts and accumulated amortization of identifiable intangible assets is as follows:

	March 31, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Customer lists	$20,100	$3,397	$20,100	$3,022
Software licenses	1,100	83	1,100	28

	$21,200	$3,480	$21,200	$3,050

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to identifiable intangible assets was $430 for the three months ended March 31, 2002. Annual amortization expense for the years ended December 31, 2002 through December 31, 2006 is estimated to be approximately $1.7 million.

      The following pro forma financial information reflects the impact that SFAS 142 would have had on prior year income from continuing operations and diluted earnings per share from continuing operations if adopted in 2001:

	Three Months Ended
	March 31, 2001

	Income From	Income Per Share
	Continuing	From Continuing
	Operations	Operations

Amounts as reported	$4,738	$0.14
Amortization, net of income taxes	1,424	0.04

Pro forma amounts	$6,162	$0.18

Note 6.     Debt

      At March 31, 2002, the Company had borrowings of $72 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 2%. The weighted average interest rate is based on LIBOR plus 25 basis points. The credit agreement expires in July 2002 and therefore the outstanding borrowings at March 31, 2002 have been included in the current portion of long-term debt in the condensed consolidated balance sheet. The Company is in the process of renewing this credit agreement and expects to have an arrangement in place by the end of May 2002.

      At December 31, 2001, the Company had borrowings of $112 million under its revolving credit agreement. On February 6, 2002, the Company completed a $75,000 private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years (ranging from 5 — 10 years), with an average fixed interest rate during the first quarter of 2002 of approximately 7%. Interest is generally payable every six months. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. This amount was classified as long-term debt on the balance sheet as of December 31, 2001 and March 31, 2002.

Note 7.     Discontinued Operations

      In April 2001, management determined that it would no longer invest in its Internet consulting and development segment (Immersant) and announced its decision to exit the operation. Effective with the second quarter of 2001, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $4,549 and $5,324 at March 31, 2002 and December 31, 2001, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activity in accrued restructuring and discontinuance costs through March 31, 2002, including additions as well as payments made on that accrual, is summarized below.

	Severance and
	Personnel-Related	Occupancy
	Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(414)	(41)	(455)

Balance at March 31, 2002	$—	$3,622	$99	$3,721

Note 8.     Accrued Restructuring and Integration Charges

      In 2000, the Company recorded restructuring charges in connection with a reduction in workforce of approximately 200 in the financial print segment. In April 2001, management determined that it would take additional steps in its cost reduction program. A restructuring charge was incurred that included a reduction in force of approximately 10% of the Company’s financial print operations. In October 2001, the Company reduced the workforce of its domestic and international financial printing operations by an additional 10%, or approximately 350 employees. The Company recorded $10,789 in restructuring charges related to these activities during the year ended December 31, 2001.

      In connection with the Company’s acquisition of Mendez S.A. in August 2001, the Company incurred certain costs to integrate the operations of Mendez, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which totaled $2,704, were included as part of restructuring and integration expenses in the consolidated statements of operations during the year ended December 31, 2001.

      The activity related to these accruals through March 31, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-Related	Occupancy
	Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
Paid in 2002	(2,073)	(77)	(538)	(2,688)

Balance at March 31, 2002	$2,171	$451	$66	$2,688

      Occupancy costs represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. The remaining accrued severance and personnel-related costs are expected to be paid during 2002.

      The Company also accrued $5,100 of costs associated with the integration of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. The integration was designed to eliminate redundant functions and excess facilities in geographical regions where the Company had operations in the same location as Mendez.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-Related	Occupancy
	Costs	Costs	Other	Total

Opening integration charges	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,179)	(209)	—	(1,388)

Balance at March 31, 2002	$1,405	$435	$30	$1,870

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

Outsourcing — document management solutions primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The 2002 results for the outsourcing segment include the operating results of Document Management Services, Inc., acquired by the Company in April of 2001.

Globalization — translation, localization and content reengineering of software and technology products. This segment is commonly referred to as Bowne Global Solutions (BGS). The 2002 results for the globalization segment include the operating results of Mendez S.A., acquired by the Company in August of 2001.

      A fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector was discontinued effective with the second quarter of 2001. Accordingly, segment information is no longer being presented for that segment.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment earnings before interest, income taxes, depreciation and amortization of intangible assets (“EBITDA”). The Company also uses earnings before interest, income taxes, and amortization expenses (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses, and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2002	2001

	(000’s omitted)
Revenues from external customers:
Financial printing	$153,902	$210,784
Outsourcing	57,722	54,784
Globalization	28,060	19,631

	$239,684	$285,199

EBITDA:
Financial printing	$15,069	$18,756
Outsourcing	3,644	2,654
Globalization	(83)	1,054
Other	275	567

	$18,905	$23,031

Depreciation expense:
Financial printing	$7,895	$8,898
Outsourcing	1,350	1,382
Globalization	1,319	872

	$10,564	$11,152

EBITA:
Financial printing	$7,174	$9,858
Outsourcing	2,294	1,272
Globalization	(1,402)	182
Other	275	567

	8,341	11,879
Amortization expense	(430)	(1,776)
Interest expense	(1,257)	(1,348)

Income from continuing operations before income taxes	$6,654	$8,755

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

      Set forth below is a summary of factors the Company believes is important to its business and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those factors could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

—	Loss or retirement of key executives, employees or technical personnel.

—	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

—	Natural events and acts of God such as earthquakes, fires or floods.

—	The effects of war or acts of terrorism.

—	The ability of the Company to integrate the operations of acquisitions into its operations.

—	General economic or market conditions affecting the demand for transactional financial printing or other solution offerings.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenues (as a percentage of the total Company’s revenues) relating to the financial printing segment represent 64% for the three months ended March 31, 2002, compared to 74% for the three months ended March 31, 2001. Non-transactional revenue, that is the business process outsourcing segments of outsourcing and globalization, and the non-transactional business within the financial printing segment, accounted for 78% of total revenue for the three months ended March 31, 2002, compared to 72% for the three months ended March 31, 2001. Revenues relating to the financial printing segment and transactional financial printing have declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. The Internet consulting and development segment is no longer being discussed as it was classified as a discontinued operation during the second quarter of 2001, based on management’s announcement to exit this segment.

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

      The Company completed two acquisitions during 2001 that affect comparability with prior year results. In April 2001, the Company completed the acquisition of Document Management Services, Inc., an outsourcing business in Boston that is complementary to the Company’s existing outsourcing business and has strengthened its position in this important market. In August 2001, the Company completed the acquisition of Mendez S.A., which strengthened the Company’s leadership position in the globalization and localization industry by combining complementary lines of business, improving efficiencies, enhancing service offerings, and adding clients in the transportation, aerospace and health care sectors, among others. With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

Financial Printing

      Revenues decreased $56,882, or 27%, with the largest class of service in this segment, transactional financial printing, down $27,933, or 35% compared to the year earlier period. Demand for transactional financial printing remained very low and was down sharply during the first quarter of 2002, as compared to 2001, primarily due to the lack of capital market activity in the first quarter of 2002, both domestic and international. For example, merger and acquisition activity for transactions larger than $50 million decreased

60% in the first quarter of 2002, compared to the prior year, and global merger activity dropped to a seven-year low. This is a continued decline from what the Company experienced over the last 18 months in the domestic capital markets. Despite the downturn in the capital markets, the Company continues to maintain its industry leading market share in both the domestic and international markets. During the quarter ended March 31, 2002, the Company performed financial printing services for the two largest IPOs in the market, for Travelers Property Casualty and for Nestle’s spin-off of Alcon. In Europe, we performed the financial printing services for the Schering acquisition of Collateral Theurapeutics, and Barilla’s acquisition of Kamps. We also saw increased revenue in Asia, mainly from China, Korea and Taiwan.

      Commercial printing revenue decreased $12,414, or 56%, partially as a result of the sale of the Company’s Montreal commercial printing operations in June 2001, as well as a decision by the Company to focus on higher margin commercial work. Mutual fund services revenue decreased $9,493, or 19%, which is due to a combination of the focus on higher margin business and timing differences in job completion between the current year and prior year. Both of these classes of services were also impacted by the decline in general economic conditions which persisted during the first quarter of 2002.

      Gross margin contribution of this segment decreased by $14,544; however, the margin percentage increased by approximately four percentage points to 39%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives taken in 2001, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $10,857 or 19%, to $45,582, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the second and fourth quarters of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately three percentage points to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $3,687 to $15,069 as a result of the foregoing.

Outsourcing

      Revenues increased $2,938, or 5%. The increase is attributed to the acquisition of Document Management Services, Inc. (“DMS”) in April 2001. Other revenue remained essentially flat compared to the prior year. Volume growth on existing client contracts and new customers was offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets.

      The outsourcing segment primarily provides services to the legal, investment banking and financial services industries, and transaction volumes from existing clients can decrease when the financial markets experience downturns such as the one we are currently in. At the same time, new outsourcing opportunities from new customers and new services increase because customers tend to focus more upon their core competencies and look for ways to outsource their non-core services. As a result, some of our existing business weakens while at the same time sales opportunities to new customers increases. In addition, most of our agreements contain contractual minimums that help to mitigate fluctuations in volume due to capital market activity.

      Gross margin from this segment increased $1,591 while the margin percentage increased approximately two percentage points to 21%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction and continued focus on driving bottom line growth through effective asset management and automation. This was partially offset by lower resource utilization at certain clients due to the decreased volumes related to the downturn in the capital markets.

      Selling and administrative expenses increased $602, or 8%, to $8,380; however, as a percent of sales, these expenses remained constant at 14%.

      EBITDA from this segment increased by $990 to $3,644 and increased by approximately two percentage points as a percentage of sales.

Globalization

      Revenues increased $8,429, or 43%. This is due primarily to the acquisition of Mendez in August 2001, offset by lower spending by some of our largest clients in the technology industry due to delays in new product releases. We continue to maintain business with substantially all of our clients, including most major clients that we obtained in the Mendez acquisition. The first quarter is historically a slow quarter for this segment, and we anticipate that revenue will increase, however, growth may be below historical levels throughout 2002 due to the general slowness in the global economy, particularly in the technology sector.

      Gross margin from this segment increased $3,470, while the gross margin percentage increased approximately two percentage points to 36%. This was achieved by streamlining certain processes, improving our resource utilization and focusing on our more profitable services and customer contracts and synergies realized with the acquisition of Mendez. In addition, the increased revenue enabled the Company to spread its fixed costs across a broader revenue base.

      Selling and administrative expenses increased $4,607, or 81%, to $10,278, and as a percentage of sales increased eight percentage points to 37%. The increase in selling and administrative expenses and as a percentage of revenue is directly related to the acquisition of Mendez and the initiation of its corporate marketing program that should generate benefits in future periods. The Company expects selling and administrative expenses as a percentage of revenue to decrease in future periods as revenue is expected to increase.

      As a result of the foregoing, EBITDA decreased to a loss of $83 from earnings of $1,054 for the same period in 2001.

Summary

      As a result of the foregoing, overall revenues decreased $45,515, or 16%, to $239,684. The decrease is attributed to the large decline in financial printing offset by increases in outsourcing and globalization. There was a $9,483 decrease in gross margin; however, the gross margin percentage increased approximately two percentage points to 35%. This increase in margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001.

      Selling and administrative expenses decreased by $5,649, or 8%, to $64,240. The decrease was primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending, offset by increased selling and administrative expenses from the acquisitions of Mendez and DMS. As a percentage of sales, these expenses increased by approximately two percentage points to 27%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $588, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and amortization decreased $1,346 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      Interest expense decreased $91 as a result of a combination of a lower average interest rate in the current year (4% for the three months ended March 31, 2002, as compared to 6% for the same period in 2001), offset by higher average borrowings in 2002 ($121 million for the three months ended March 31, 2002, as compared to $82 million for the same period in 2001).

      The effective overall income tax rate for the first quarter of 2002 was 47% compared to 46% in the first quarter of 2001. The change in the effective tax rate is primarily due to the change in non-deductible expenses, primarily the elimination of goodwill amortization, while the rate applied to taxable income remained approximately 39%.

      As a result of the foregoing, income from continuing operations in 2002 was $3,548 as compared to $4,738 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project activity.

      For the year 2002, the Company expects improved results over 2001, while results for the second quarter will be in line with the comparable 2001 period. The results of its financial print business will continue to be affected by the anticipated continued softness in the capital markets, both domestically and internationally. We expect both the outsourcing and globalization segments to be impacted by the weaker economy, but their results should continue to meet our expectations.

      Although several circumstances, including volatile market conditions, have limited the Company’s visibility into future financial results, we estimate the second quarter and full year 2002 results will be in the following ranges.

2002

	2nd Quarter	Full-year

Revenues, approximately	$270 to $300 million	$1.0 to $1.2 billion
EBITDA, in the range of	$25 to $30 million	$85 to $100 million
Depreciation and amortization	Approx. $11 million	Approx. $46 million
Interest expense	Approx. $2 million	Approx. $8 million
Diluted earnings per share, in the range of	$0.18 to $0.28	$0.50 to $0.75
Capital expenditures	Not Applicable	$40 to $45 million

      This guidance incorporates the new accounting standards for goodwill amortization, which if effective in 2001, would have added approximately $0.04 and $0.18 per diluted share to the Company’s quarter and full-year financial results, respectively.

Liquidity and Capital Resources

      At March 31 2002, the Company had a working capital ratio of 1.38 to 1 and working capital of $84,607, compared to a ratio of 1.42 to 1 and working capital of $78,142 at December 31, 2001. An increase in accounts receivable and inventory is offset by a corresponding increase in short-term borrowings. The increase in accounts receivable and inventory is a result of the seasonally larger volume of activity in the latter part of the first quarter of 2002, as compared to the fourth quarter of 2001.

      In February 2002, the Company completed a $75,000 private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.3%. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The $73,599 classified as current portion of long-term debt at March 31, 2002, primarily represents the remaining outstanding borrowings under the Company’s five-year revolving credit facility, which expires in July 2002. The Company is in the process of renewing the revolving credit facility and expects completion by the end of May 2002.

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

      Capital expenditures for the three months ended March 31, 2002 were $9,678. Capital expenditures for the full year 2002 are expected to range from $40 million to $45 million.

Cash Flows

      Our focus on cash management continues, including managing receivables, inventory and free cash flow. Average days sales outstanding improved to 74 days for the quarter ended March 31, 2002 from 75 days for the quarter ended March 31, 2001. The Company’s net cash used in operating activities was $38,677 and $31,628 for the three months ended March 31, 2002 and 2001, respectively, reflecting normal seasonality. The change primarily reflects larger increases in accounts receivable and inventory in the current year than in the corresponding period in 2001, offset by a smaller decrease in employee compensation and benefits in 2002, as well as less cash used in discontinued operations in the current year.

      Net cash used in investing activities was $9,546 and $13,834 for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily the result of net cash used in the acquisition of businesses and the purchase of other investments in the prior year, as well as lower capital expenditures in the current year.

      Net cash provided by financing activities was $35,670 and $36,549 for the three months ended March 31, 2002 and 2001, respectively. Slightly lower net borrowings in the current year were offset by an increase in proceeds of stock options exercised resulting from the increased stock price in the first quarter of 2002.

Recent Accounting Pronouncements

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. We do not use derivative instruments in our short-term investment portfolio. Our senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), and had an average interest rate of approximately 7% for the three months ended March 31, 2002. Amounts borrowed under the revolving credit agreement (which expires in July 2002) bear interest at LIBOR plus 25 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or adjusted Eurodollar rate plus 25 basis points) depending on certain leverage ratios plus ten basis points on the unused portion. During the three months ended March 31, 2002, the average interest rate approximated 2%. The rental payments on the Company’s synthetic lease are based upon the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points).

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has a translation loss of $707 in its comprehensive loss for the three months ended March 31, 2002. This loss is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

Date: May 15, 2002

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and Chief Financial Officer)

Date: May 15, 2002

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
(Vice President and Corporate Controller)
(Principal Accounting Officer)

Date: May 15, 2002