Form 10-Q
period 2002-06-30
BOWNE & CO INC
filed 2002-08-14
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-5842

Bowne & Co., Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Hudson Street New York, New York	10014 (Zip Code)
(Address of principal executive offices)

(212) 924-5500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,533,772 shares of common stock, par value $.01, outstanding as of August 9, 2002.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$313,267	$295,895
Expenses:
Cost of revenue	201,505	195,572
Selling and administrative	79,980	74,355
Depreciation	10,754	10,833
Amortization	430	1,930
Restructuring and asset impairment charges	—	8,228

	292,669	290,918

Operating income	20,598	4,977
Interest expense	(1,850)	(1,947)
Other income, net	184	60
Loss on sale of subsidiary	—	(1,858)

Income from continuing operations before income taxes	18,932	1,232
Income tax expense	(7,871)	(1,300)

Income (loss) from continuing operations	11,061	(68)

Discontinued operations:
Loss from operations of discontinued segment (less applicable tax benefit of $708)	—	(1,259)
Loss on discontinuance of segment (less applicable tax benefit of $2,857)	—	(5,075)

Loss from discontinued operations	—	(6,334)

Net income (loss)	$11,061	$(6,402)

Earnings per share from continuing operations:
Basic	$.33	$.00

Diluted	$.31	$.00

Loss per share from discontinued operations:
Basic	$—	$(.19)

Diluted	$—	$(.19)

Total earnings (loss) per share:
Basic	$.33	$(.19)

Diluted	$.31	$(.19)

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$552,951	$581,094
Expenses:
Cost of revenue	358,319	388,418
Selling and administrative	144,220	144,244
Depreciation	21,318	21,985
Amortization	860	3,706
Restructuring and asset impairment charges	—	8,228

	524,717	566,581

Operating income	28,234	14,513
Interest expense	(3,107)	(3,295)
Other income, net	459	627
Loss on sale of subsidiary	—	(1,858)

Income from continuing operations before income taxes	25,586	9,987
Income tax expense	(10,977)	(5,319)

Income from continuing operations	14,609	4,668

Discontinued operations:
Loss from operations of discontinued segment (less applicable tax benefit of $6,203)	—	(11,288)
Loss on discontinuance of segment (less applicable tax benefit of $2,857)	—	(5,075)

Loss from discontinued operations	—	(16,363)

Net income (loss)	$14,609	$(11,695)

Earnings per share from continuing operations:
Basic	$.44	$.14

Diluted	$.41	$.14

Loss per share from discontinued operations:
Basic	$—	$(.50)

Diluted	$—	$(.50)

Total earnings (loss) per share:
Basic	$.44	$(.35)

Diluted	$.41	$(.35)

Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(000’s omitted)
Net income (loss)	$11,061	$(6,402)
Foreign currency translation adjustment	8,984	779
Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(500) and $933 for 2002 and 2001, respectively	(749)	1,399

Comprehensive income (loss)	$19,296	$(4,224)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(000’s omitted)
Net income (loss)	$14,609	$(11,695)
Foreign currency translation adjustment	8,277	(1,677)
Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(447) and $764 for 2002 and 2001, respectively	(670)	1,286

Comprehensive income (loss)	$22,216	$(12,086)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$22,191	$27,769
Marketable securities	2,335	3,407
Trade accounts receivable, less allowance for doubtful accounts of $19,888 (2002) and $14,808 (2001)	233,806	174,598
Inventories	29,228	19,453
Prepaid expenses and other current assets	38,339	39,471

Total current assets	325,899	264,698

Property, plant and equipment, less accumulated depreciation of $267,039 (2002) and $255,670 (2001)	154,837	163,838
Goodwill, less accumulated amortization of $30,966 (2002) and $30,337 (2001)	176,791	172,321
Intangible assets, less accumulated amortization of $3,920 (2002) and $3,050 (2001)	17,761	18,150
Deferred income taxes	4,380	3,052
Other assets	8,015	8,171

Total assets	$687,683	$630,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$656	$38,079
Accounts payable	44,719	40,252
Employee compensation and benefits	63,629	47,011
Accrued expenses and other obligations	56,223	61,214

Total current liabilities	165,227	186,556

Long-term debt — net of current portion	132,919	76,941
Deferred employee compensation and other benefits	37,249	36,704

Total liabilities	335,395	300,201

Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,106,333 shares (2002) and 39,855,734 shares (2001)	401	398
Additional paid-in capital	53,784	50,879
Retained earnings	357,856	346,920
Treasury stock, at cost, 6,587,655 shares (2002) and, 6,683,653 shares (2001)	(58,100)	(58,908)
Accumulated other comprehensive loss, net	(1,653)	(9,260)

Total stockholders’ equity	352,288	330,029

Total liabilities and stockholders’ equity	$687,683	$630,230

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(000’s omitted)
Cash flows from operating activities:
Net income (loss)	$14,609	$(11,695)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,318	21,985
Amortization	860	3,706
Asset impairment charges	—	1,174
Loss from discontinued operations, net of tax	—	16,363
Cash used in discontinued operations	(1,345)	(11,493)
Loss on sale of subsidiary	—	1,858
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(42,586)	(28,276)

Net cash used in operating activities	(7,144)	(6,378)

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(20,750)
Proceeds from sale of a subsidiary	—	4,876
Purchase of other investments	—	(1,000)
Proceeds from the sale of fixed assets	524	1,312
Purchase of property, plant and equipment	(15,774)	(19,566)

Net cash used in investing activities	(15,250)	(35,128)

Cash flows from financing activities:
Proceeds from borrowings	196,521	176,858
Payment of debt	(178,639)	(128,309)
Proceeds from stock options exercised	2,607	812
Payment of dividends	(3,673)	(3,633)

Net cash provided by financing activities	16,816	45,728

(Decrease) increase in cash and cash equivalents	$(5,578)	$4,222
Cash and cash equivalents, beginning of period	27,769	30,302

Cash and cash equivalents, end of period	$22,191	$34,524

Supplemental cash flow information:
Cash paid for interest	$979	$2,749

Net cash paid (refunded) for income taxes	$1,221	$(1,582)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

Note 1.     Basis of Presentation

      The financial information as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the full-year.

Note 2.     Inventories

      Inventories of $29,228 at June 30, 2002 included raw materials of $7,874 and work-in-process of $21,354. At December 31, 2001, inventories of $19,453 included raw materials of $6,489 and work-in-process of $12,964.

Note 3.     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted average diluted shares outstanding for the three months ended June 30, 2002 and 2001 excludes the dilutive effect of approximately 668,902 and 2,405,127 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted average diluted shares outstanding for the six months ended June 30, 2002 and 2001 excludes the dilutive effect of approximately 1,050,652 and 2,500,651 options, respectively.

	Three Months Ended
	June 30,

	2002	2001

Basic shares	33,493,365	33,064,153
Diluted shares	35,196,473	34,093,778

	Six Months Ended
	June 30,

	2002	2001

Basic shares	33,401,250	33,037,982
Diluted shares	34,944,890	34,031,374

Note 4.     Marketable Securities and Other Comprehensive Income (Loss) Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At June 30, 2002, the fair value of marketable securities exceeded cost by

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,085. At December 31, 2001, the fair value of marketable securities exceeded cost by $2,202. The net unrealized gains, after deferred taxes, were $652 and $1,322 at June 30, 2002 and December 31, 2001, respectively.

      The cumulative foreign currency translation adjustment was $(2,305) and $(10,582) at June 30, 2002 and December 31, 2001, respectively.

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

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount.

      As of the date of adoption, the Company had unamortized goodwill in the amount of $172,321 and unamortized identifiable intangible assets in the amount of $18,150, both subject to the provisions of SFAS 141 and SFAS 142. Goodwill not subject to amortization (net of accumulated amortization through December 31, 2001) is $176,791 at June 30, 2002. Goodwill increased $4,470 in 2002 as a result of foreign currency translation adjustments and adjustments to preliminary purchase price allocations made in prior periods, primarily to goodwill recorded in the globalization segment.

      The gross amounts and accumulated amortization of identifiable intangible assets is as follows:

	June 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Customer lists	$20,498	$3,789	$20,100	$3,022
Software licenses	1,183	131	1,100	28

	$21,681	$3,920	$21,200	$3,050

      Amortization expense related to identifiable intangible assets was $860 for the six months ended June 30, 2002. Annual amortization expense for the years ended December 31, 2002 through December 31, 2006 is estimated to be approximately $1.7 million.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma financial information reflects the impact that SFAS 142 would have had on prior year income from continuing operations and diluted earnings per share from continuing operations for the three months ended June 30, 2001 if adopted in 2001:

	Three Months Ended
	June 30, 2001

		Earnings (Loss)
	Income (Loss)	Per Share From
	From Continuing	Continuing
	Operations	Operations

Amounts as reported	$(68)	$0.00
Amortization, net of income taxes	1,475	0.04

Pro forma amounts	$1,407	$0.04

      The following pro forma financial information reflects the impact that SFAS 142 would have had on prior year income from continuing operations and diluted earnings per share from continuing operations for the six months ended June 30, 2001 if adopted in 2001:

	Six Months Ended
	June 30, 2001

		Earnings
	Income From	Per Share
	Continuing	From Continuing
	Operations	Operations

Amounts as reported	$4,668	$0.14
Amortization, net of income taxes	2,899	0.08

Pro forma amounts	$7,567	$0.22

Note 6.     Debt

      At June 30, 2002, the Company had borrowings of $53 million under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 2%. The weighted average interest rate is based on LIBOR plus 25 basis points.

      At December 31, 2001, the Company had borrowings of $112 million under its revolving credit agreement. On February 6, 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years (ranging from 5-10 years), with an average fixed interest rate during the first six months of 2002 of approximately 7%. Interest is payable every six months. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. This amount was classified as long-term debt on the balance sheet as of December 31, 2001 and June 30, 2002. The remainder of the Company’s borrowings under the revolving credit agreement were included in the current portion of long-term debt in the condensed consolidated balance sheet as of December 31, 2001, since it was due to expire in July 2002. The Company completed its new three-year unsecured $175 million revolving credit facility on July 2, 2002, therefore the outstanding borrowings at June 30, 2002 have been included in long-term debt in the condensed consolidated balance sheet. The new credit agreement bears interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios.

      The terms of the new notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations.

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

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $3,979 and $5,324 at June 30, 2002 and December 31, 2001, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through June 30, 2002, including additions and payments made on that accrual, is summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(834)	(41)	(875)

Balance at June 30, 2002	$—	$3,202	$99	$3,301

Note 8.     Accrued Restructuring and Integration Charges

      In April 2001, the Company recorded restructuring charges in connection with a reduction in workforce of approximately 10% of the Company’s financial print operations. In October 2001, the Company reduced the workforce of its domestic and international financial printing operations by an additional 10%, or approximately 350 employees. The Company recorded $10,789 in restructuring charges related to these activities during the year ended December 31, 2001.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity related to these accruals through June 30, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
Paid in 2002	(2,983)	(173)	(604)	(3,760)

Balance at June 30, 2002	$1,261	$355	$0	$1,616

      Occupancy costs represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. The remaining accrued severance and personnel-related costs are expected to be paid during 2002.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,329)	(209)	—	(1,538)

Balance at June 30, 2002	$1,255	$435	$30	$1,720

Note 9.     Planned Sale of Chicago Building

      In June 2002, the Company’s financial print operations moved to a new leased facility in Chicago. As a result, the Company plans to sell its Chicago facility by September 30, 2002. The Company expects that the proceeds from the sale will exceed the net carrying amount of the building and related improvements, which is approximately $3.4 million at June 30, 2002. In accordance with Financial Accounting Standards Board Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company has ceased depreciating these assets and has classified them in other current assets in the accompanying condensed consolidated balance sheets at June 30, 2002.

Note 10.     Subsequent Events

      In August 2002, Bowne Global Solutions entered into an agreement to acquire the stock of Berlitz GlobalNet, Inc. from Berlitz International, Inc. for $75 million. In addition, Berlitz GlobalNet is required to maintain a specified amount of net assets at closing, including $16 million of cash, or the purchase price will be reduced accordingly. Berlitz GlobalNet is headquartered in Princeton, New Jersey and provides globalization and localization services, software testing, translation and interpretation services. It will become part of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the globalization segment. The agreement is subject to the Hart-Scott-Rodino Act as well as regulatory review in certain foreign jurisdictions.

Note 11.     Segment Information

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

Outsourcing — document management solutions primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The 2002 results for the outsourcing segment include the operating results of Document Management Services, Inc., acquired by the Company in April 2001. The operating results of Document Management Services, Inc. are also included in the second quarter results of 2001, as well as the six months ended June 30, 2001.

Globalization — outsourced globalization solutions, including technical writing and content creation, terminology and content management, and localization and translation services. This segment is commonly referred to as Bowne Global Solutions (BGS). The 2002 results for the globalization segment include the operating results of Mendez S.A., acquired by the Company in August 2001.

      A fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector was discontinued effective with the second quarter of 2001. Accordingly, segment information is no longer being presented for that segment.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment earnings before interest, income taxes, depreciation and amortization expense (“EBITDA”). The Company also uses earnings before interest, income taxes, and amortization expense (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of business units, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses, and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,

	2002	2001

	(000’s omitted)
Revenue from external customers:
Financial printing	$227,772	$213,348
Outsourcing	60,136	59,961
Globalization	25,359	22,586

	$313,267	$295,895

EBITDA:
Financial printing	$31,734	$21,357
Outsourcing	3,477	3,147
Globalization	(3,429)	1,464
Other	184	(10,026)

	$31,966	$15,942

Depreciation expense:
Financial printing	$8,054	$8,565
Outsourcing	1,243	1,380
Globalization	1,457	888

	$10,754	$10,833

EBITA:
Financial printing	$23,680	$12,792
Outsourcing	2,234	1,767
Globalization	(4,886)	576
Other	184	(10,026)

	21,212	5,109
Amortization expense	(430)	(1,930)
Interest expense	(1,850)	(1,947)

Income from continuing operations before income taxes	$18,932	$1,232

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2002	2001

	(000’s omitted)
Revenue from external customers:
Financial printing	$381,674	$424,132
Outsourcing	117,858	114,745
Globalization	53,419	42,217

	$552,951	$581,094

EBITDA:
Financial printing	$46,803	$40,112
Outsourcing	7,121	5,802
Globalization	(3,512)	2,518
Other	459	(9,459)

	$50,871	$38,973

Depreciation expense:
Financial printing	$15,949	$17,463
Outsourcing	2,593	2,762
Globalization	2,776	1,760

	$21,318	$21,985

EBITA:
Financial printing	$30,854	$22,649
Outsourcing	4,528	3,040
Globalization	(6,288)	758
Other	459	(9,459)

	29,553	16,988
Amortization expense	(860)	(3,706)
Interest expense	(3,107)	(3,295)

Income from continuing operations before income taxes	$25,586	$9,987

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

      Set forth below is a summary of factors the Company believes are important to its business and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those factors could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

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

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenues related to transactional financial printing services are affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenues (as a percentage of the Company’s total revenues) relating to the financial printing segment represent 69% for the six months ended June 30, 2002, compared to 73% for the six months ended June 30, 2001. Non-transactional revenue accounted for 74% of total revenue for both the six months ended June 30, 2002 and 2001. Revenues relating to the financial printing segment have declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. The Internet consulting and development segment is no longer being discussed as it was classified as a discontinued operation during the second quarter of 2001, based on management’s decision to exit this segment.

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

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps in 2000 and 2001 to bring its costs in line with the level of current market activity.

      In the fourth quarter of 2000 the Company undertook cost cutting initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 3% of the Bowne worldwide workforce. In April 2001 the Company undertook an additional 10% reduction in the financial print segment and related corporate overhead staff.

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

      Virtually all of these expense reductions are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities in order to service the anticipated eventual return of the capital transactional market.

      The Company completed two acquisitions during 2001 that affect comparability of results. In April 2001, the Company completed the acquisition of Document Management Services, Inc., an outsourcing business in Boston that is complementary to the Company’s existing outsourcing business and has strengthened its position in this important market. In August 2001, the Company completed the acquisition of Mendez S.A., which strengthened the Company’s leadership position in the globalization and localization industry by combining complementary lines of business, improving efficiencies, enhancing service offerings, and adding clients in the transportation, aerospace and health care sectors, among others.

      In August 2002, Bowne Global Solutions entered into an agreement to acquire the stock of Berlitz GlobalNet, Inc. from Berlitz International, Inc. for $75 million. In addition, Berlitz GlobalNet is required to maintain a specified amount of net assets at closing, including $16 million of cash, or the purchase price will be reduced accordingly. Berlitz GlobalNet is headquartered in Princeton, New Jersey and provides globalization and localization services, software testing, translation and interpretation services. It will become part of the globalization segment. The agreement is subject to the Hart-Scott-Rodino Act as well as regulatory review in certain foreign jurisdictions.

      With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

     Financial Printing

      Revenues increased $14,424, or 7%, with the largest class of service in this segment, transactional financial printing, up $20,100, or 29%, compared to the year earlier period. This increase was primarily the result of providing financial printing services on some significant large transactions during the current period. Overall, the market for transactional financial printing remained low due to the continued lack of capital market activity, both domestic and international. For example, merger and acquisition activity for transactions larger than $50 million decreased approximately 60% in the second quarter of 2002, compared to the prior year, as global merger activity dropped to a seven-year low. This is a continued decline from the level that the Company experienced over the last two years in the domestic capital markets. The Company continues to maintain its industry leading market share in both the domestic and international markets. During the second quarter, the Company provided its services on more mergers and acquisitions transactions than its two largest competitors combined. In addition, the Company increased its market share in the IPO marketplace during the quarter and provided financial printing services on 50% of the IPO transactions.

      Commercial printing revenue decreased $12,927, or 58%, partially as a result of the sale of the Company’s Montreal commercial printing operations in June 2001, as well as a decision by the Company to focus on higher margin work. Mutual fund services revenue increased $8,218, or 18%, which is due to timing differences in job completion between the current year and prior year. Both of these classes of service were also impacted by the decline in general economic conditions which persisted during the first six months of 2002.

      Gross margin contribution of this segment increased by $12,852, or 16%, and the margin percentage increased by approximately three percentage points to 41%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives taken in 2001, and also due to the focus on higher margin business.

      Selling and administrative expenses increased $2,475, or 4%, to $61,425 primarily as a result of higher expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses decreased by approximately one percentage point to 27%, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the second and fourth quarters of 2001. This decrease is also the result of higher revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA increased $10,377, or 49%, to $31,734 as a result of the foregoing.

     Outsourcing

      Revenues increased $175, which was essentially flat compared to the same period in the prior year. Volume growth on existing client contracts and new customers was offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets.

      The outsourcing segment primarily provides services to the legal, investment banking and financial services industries. Activity from existing clients can decrease when the financial markets experience downturns such as the one we are currently in. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts. At the same time, additional outsourcing opportunities from new clients are becoming more prevalent as businesses continue to focus on core competencies and look for cost effective alternatives to managing their document and infrastructure requirements.

      Gross margin from this segment increased $1,619, or 15%, while the margin percentage increased approximately two percentage points to 21%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction, a continued focus on driving productivity while improving costs, and improving bottom line growth through effective asset management and automation.

      Selling and administrative expenses increased $1,289, or 16%, to $9,271, and as a percent of sales, these expenses increased two percentage points to 15%. This increase is caused by certain administrative costs, such as facilities costs, increasing on what is essentially flat revenue growth.

      EBITDA from this segment increased by $330, or 10%, to $3,477, and increased by approximately one percentage point as a percentage of sales.

     Globalization

      Revenues increased $2,773, or 12%. This is due to the acquisition of Mendez in August 2001, offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. The Company continues to maintain business with substantially all of its clients, including major clients obtained in the Mendez acquisition. Based upon an increased trend in new project bookings in the second quarter of 2002, revenue is expected to increase in the second six months of 2002, although growth may be below historical levels throughout 2002 due to the general slowness in the global economy, particularly in the technology sector.

      Gross margin from this segment decreased $3,033, or 34%, and the gross margin percentage decreased approximately sixteen percentage points to 23%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, is the principal cause of the margin decline. Management has begun to address the issue by reducing selected personnel during the quarter, however, based on current projections, a broad reduction of fixed costs is not believed to be required at this time.

      Selling and administrative expenses increased $1,860, or 25%, to $9,284, and as a percentage of sales increased approximately four percentage points to 37%. The increase in selling and administrative expenses and as a percentage of revenue is generally related to the acquisition of Mendez and the initiation of a corporate marketing program that should generate benefits in future periods. The Company expects selling and administrative expenses as a percentage of revenue to decrease in future periods as revenue is expected to increase.

      As a result of the foregoing, EBITDA decreased to a loss of $3,429 from earnings of $1,464 for the same period in 2001.

     Summary

      As a result of the foregoing, overall revenues increased $17,372, or 6%, to $313,267. The increase is attributed to the increase in financial printing, as well as the increase in globalization. There was an $11,439, or 11%, increase in gross margin; and the gross margin percentage increased approximately two percentage points to 36%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses increased by $5,625, or 8%, to $79,980. The increase was primarily due to higher costs directly related to the increase in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as increased selling and administrative expenses from the acquisition of Mendez, offset by decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending. As a percentage of sales, these expenses increased slightly to approximately 26%.

      Depreciation decreased $79, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and amortization decreased $1,500 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      Interest expense decreased $97 as a result of a combination of a slightly lower average interest rate in the current year, offset by higher average borrowings in 2002 ($146 million for the three months ended June 30, 2002, as compared to $141 million for the same period in 2001).

      The overall effective income tax rate for the second quarter of 2002 was 42%. The overall effective income tax rate for the second quarter of 2001 was impacted by the non-deductibility of the loss on sale of subsidiary during that period. After taking this into consideration, the overall effective income tax rate for the second quarter of 2001 is comparable to the current quarter.

      As a result of the foregoing, income from continuing operations in 2002 was $11,061 as compared to a loss of $68 for the same period last year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Financial Printing

      Revenues decreased $42,458, or 10%, with the largest class of service in this segment, transactional financial printing, down $7,834, or 5% compared to the year earlier period. The market for transactional financial printing remained low and was down during the first six months of 2002, as compared to 2001, primarily due to the lack of capital market activity in the six months of 2002, both domestic and international. For example, merger and acquisition activity for transactions larger than $50 million decreased approximately 60% in the first half of 2002, compared to the prior year, as global merger activity dropped to a seven-year low. This is a continued decline from what the Company experienced over the last two years in the domestic capital markets. Despite the downturn in the capital markets, the Company continues to maintain its industry leading market share in both the domestic and international markets. During the six months ended June 30, 2002, the Company performed financial printing services for the two largest IPOs in the market, for Travelers Property Casualty and for Nestle’s spin-off of Alcon, as well as for some significant mergers and acquisitions transactions. In Europe, the Company performed the financial printing services for the Schering acquisition of Collateral Theurapeutics, and Barilla’s acquisition of Kamps. Also, revenue increased in Asia, mainly from China, Korea and Taiwan, and the Company performed financial printing services during the second quarter of 2002 for the Bank of China initial public offering.

      Commercial printing revenue decreased $25,337, or 57%, partially as a result of the sale of the Company’s Montreal commercial printing operations in June 2001, as well as a decision by the Company to focus on higher margin work. Digital printing revenue decreased $3,566, or 24%, also due to a decision by the Company to focus on higher margin digital printing work. These classes of service were also impacted by the decline in general economic conditions which persisted during the first six months of 2002, resulting in decreased business from certain customers.

      Gross margin contribution of this segment decreased by $1,691, or 1%; however, the gross margin percentage increased by approximately four percentage points to 40%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives taken in 2001, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $8,382 or 7%, to $107,007, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the second and fourth quarters of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately one percentage point to 28%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA increased $6,691, or 17%, to $46,803 as a result of the foregoing.

Outsourcing

      Revenues increased $3,113, or 3%. The increase is attributed to the acquisition of Document Management Services, Inc. (“DMS”) in April 2001. Other revenue decreased approximately 1% compared to the prior year. Volume growth on existing client contracts and new customers was offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets.

      The outsourcing segment primarily provides services to the legal, investment banking and financial services industries. Activity from existing clients can decrease when the financial markets experience downturns such as the one we are currently in. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts. At the same time, additional outsourcing opportunities from new clients are becoming more prevalent as businesses continue to focus on core competencies and look for cost effective alternatives to managing their document and infrastructure requirements.

      Gross margin from this segment increased $3,210, or 15%, while the margin percentage increased approximately two percentage points to 21%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction, a continued focus on driving productivity while improving costs, and improving bottom line growth through effective asset management and automation.

      Selling and administrative expenses increased $1,891, or 12%, to $17,651, and as a percent of sales, increased approximately one percentage point to 15%. This increase is caused by certain administrative costs, such as facilities costs, increasing, and the acquisition of DMS.

      EBITDA from this segment increased by $1,319, or 23%, to $7,121 and increased by approximately one percentage point as a percentage of sales.

Globalization

      Revenues increased $11,202, or 27%. This is due to the acquisition of Mendez in August 2001, offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. We continue to maintain business with substantially all of our clients, including most major clients that we obtained in the Mendez acquisition. Based upon an increased trend in new project bookings in the second quarter of 2002, we anticipate revenue will increase in the second six months of 2002, although growth may be below historical levels throughout 2002 due to the general slowness in the global economy, particularly in the technology sector.

      Gross margin from this segment increased $437, or 3%, while the gross margin percentage decreased approximately seven percentage points to 30%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, is the principal cause of the margin decline. Management has begun to address the issue by reducing selected personnel during the quarter, however, based on current projections, a broad reduction of fixed costs is not believed to be required at this time.

      Selling and administrative expenses increased $6,467, or 49%, to $19,562, and as a percentage of sales increased six percentage points to approximately 37%. The increase in selling and administrative expenses and as a percentage of revenue is directly related to the acquisition of Mendez and the initiation of a corporate marketing program that should generate benefits in future periods. The Company expects selling and administrative expenses as a percentage of revenue to decrease in future periods as revenue is expected to increase.

      As a result of the foregoing, EBITDA decreased to a loss of $3,512 from earnings of $2,518 for the same period in 2001.

Summary

      As a result of the foregoing, overall revenues decreased $28,143, or 5%, to $552,951. The decrease is attributed to the large decline in financial printing offset by increases in outsourcing and globalization. There was a $1,956, or 1%, increase in gross margin; and the gross margin percentage increased approximately two percentage points to 35%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses decreased $24, to $144,220. It is affected by decreases primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending, offset by increased selling and administrative expenses from the acquisitions of Mendez and DMS. As a percentage of sales, these expenses increased by approximately one percentage point to 26%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $667, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and amortization decreased $2,846 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      Interest expense decreased $188 as a result of a combination of a lower average interest rate in the current year (5% for the six months ended June 30, 2002, as compared to 6% for the same period in 2001), offset by higher average borrowings in 2002 ($134 million for the six months ended June 30, 2002, as compared to $111 million for the same period in 2001).

      The overall effective income tax rate for the first six months of 2002 was 43%. The overall effective income tax rate for the first six months of 2001 was impacted by the non-deductibility of the loss on sale of subsidiary during that period. After taking this into consideration, the overall effective income tax rate for the first six months of 2001 was slightly higher than in 2002 due to the change in non-deductible items, primarily the elimination of goodwill amortization, while the rate applied to taxable income remained at approximately 39%.

      As a result of the foregoing, income from continuing operations for the first six months of 2002 was $14,609 as compared to $4,668 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project future activity.

      For the year 2002, the Company expects improved results over 2001. The results of its financial print business will continue to be affected by the anticipated continued softness in the capital markets, both domestically and internationally.

      Although several circumstances, including volatile market conditions, have limited the Company’s visibility into future financial results, we estimate the third quarter and full year 2002 results will be in the following ranges.

2002

	3rd Quarter	Full-year

Revenues, approximately	$230 to $250 million	$1.0 to $1.1 billion
EBITDA, in the range of	$15 to $20 million	$80 to $90 million
Depreciation and amortization	Approx. $11 million	Approx. $44 million
Interest expense	Approx. $2 million	Approx. $7 million
Diluted earnings per share, in the range of	$0.00 to $0.10	$0.50 to $0.60
Capital expenditures	—	$40 to $42 million

      This guidance incorporates the new accounting standards for goodwill amortization, which if effective for all of 2001, would have added approximately $0.05 and $0.18 per diluted share to the Company’s third quarter and full-year financial results, respectively.

Liquidity and Capital Resources

      At June 30, 2002, the Company had a working capital ratio of 1.97 to 1 and working capital of $160,672 compared to a ratio of 1.42 to 1 and working capital of $78,142 at December 31, 2001. This increase is primarily a result of an increase in accounts receivable and inventory, caused by seasonally higher revenue in the second quarter of 2002, as compared to the fourth quarter of 2001. In addition, approximately $37 million of the increase in working capital is due to the decrease in the current portion of long-term debt as a result of renewing the revolving line of credit, since this debt was classified as current at December 31, 2001 and is classified as long-term at June 30, 2002. These increases in working capital are partially offset by an increase in the liability for employee compensation and benefits.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.3%. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The $57,919 also classified as long-term debt at June 30, 2002, primarily represents the remaining outstanding borrowings under the Company’s five-year revolving credit facility, which expired in July 2002. The Company completed its new three-year $175 million revolving credit facility on July 2, 2002. The new credit agreement bears interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios.

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions and capital expenditures, provide for the payment of dividends, and meet the Company’s debt service requirements. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      Capital expenditures for the six months ended June 30, 2002 were $15,774. Capital expenditures for the full year 2002 are expected to range from $40 million to $42 million.

Cash Flows

      The Company’s focus on working capital management continues, including managing receivables, inventory and free cash flow. Average days sales outstanding improved to 72 days for the six months ended June 30, 2002 from 73 days for the six months ended June 30, 2001. The Company’s net cash used in operating activities was $7,144 and $6,378 for the six months ended June 30, 2002 and 2001, respectively, reflecting normal seasonality. A larger increase in accounts receivable in the current year was the most significant fluctuation, however, this was offset by less cash used in discontinued operations and higher net income in the current year.

      Net cash used in investing activities was $15,250 and $35,128 for the six months ended June 30, 2002 and 2001, respectively. The decrease was primarily the result of net cash used in the acquisition of businesses in the prior year.

      Net cash provided by financing activities was $16,816 and $45,728 for the six months ended June 30, 2002 and 2001, respectively. Lower net borrowings in the current year were the primary cause of the decrease.

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

      In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of adoption of this statement.

Quantitative and Qualitative Disclosure about Market Risk

      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment and to a limited degree, in the outsourcing segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. We do not use derivative instruments in our short-term investment portfolio. Our senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), and had an average interest rate of approximately 7% for the six months ended June 30, 2002. Amounts borrowed under the revolving credit agreement (which expired in July 2002) bore interest at LIBOR plus 25 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or adjusted Eurodollar rate plus 25 basis points) depending on certain leverage ratios plus ten basis points on the unused portion. During the six months ended June 30, 2002, the average interest rate approximated 2%. Amounts borrowed under the new three-year $175 million revolving credit facility that was signed in July 2002 bear interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. The rental payments on the Company’s synthetic lease are based upon the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points). The synthetic lease had a remaining principal balance of $18.2 million as of June 30, 2002.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has recorded translation income of $8,984 and $8,277 in its statements of comprehensive income for the three and six months ended June 30, 2002, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

PART II

OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.16 — Credit Agreement dated July 2, 2002, related to $175 million revolving credit facility

Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer

Exhibit 99.2 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

(b)	No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board (and Director),
Chief Executive Officer)

Date: August 14, 2002

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and Chief
Financial Officer)

Date: August 14, 2002

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
(Vice President and Corporate Controller)
(Principal Accounting Officer)

Date: August 14, 2002