Form 10-Q
period 2002-09-30
BOWNE & CO INC
filed 2002-11-15
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of each of the issuer’s classes of common stock was 33,554,308 shares of common stock, par value $.01, outstanding as of November 8, 2002.

BOWNE & CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II OTHER INFORMATION
SIGNATURES
CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EX-10.17: STOCK PURCHASE AGREEMENT
EX-99.1: CERTIFICATION
EX-99.2: CERTIFICATION

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(000’s omitted except
	per share amounts)
Revenue	$214,156	$242,055
Expenses:
Cost of revenue	151,041	173,534
Selling and administrative	58,079	58,082
Depreciation	10,033	9,617
Amortization	430	2,427
Restructuring and asset impairment charges	3,605	—
Purchased in-process research and development	—	800

	223,188	244,460

Operating loss	(9,032)	(2,405)
Interest expense	(1,844)	(1,446)
Gain on sale of subsidiary	14,869	—
Gain on sale of building	4,889	—
Other (expense) income, net	(683)	387

Income (loss) before income taxes	8,199	(3,464)
Income tax expense	(3,550)	(239)

Net income (loss)	$4,649	$(3,703)

Earnings (loss) per share:
Basic	$.14	$(.11)

Diluted	$.13	$(.11)

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(000’s omitted except
	per share amounts)
Revenue	$767,107	$823,149
Expenses:
Cost of revenue	509,360	561,952
Selling and administrative	202,299	202,326
Depreciation	31,351	31,602
Amortization	1,290	6,133
Restructuring and asset impairment charges	3,605	8,228
Purchased in-process research and development	—	800

	747,905	811,041

Operating income	19,202	12,108
Interest expense	(4,951)	(4,741)
Gain (loss) on sale of subsidiary	14,869	(1,858)
Gain on sale of building	4,889	—
Other (expense) income, net	(224)	1,014

Income from continuing operations before income taxes	33,785	6,523
Income tax expense	(14,527)	(5,558)

Income from continuing operations	19,258	965
Loss from discontinued operations (less applicable tax benefit of $9,060)	—	(16,363)

Net income (loss)	$19,258	$(15,398)

Earnings per share from continuing operations:
Basic	$.58	$.03

Diluted	$.54	$.03

Loss per share from discontinued operations:
Basic	$—	$(.50)

Diluted	$—	$(.50)

Total earnings (loss) per share:
Basic	$.58	$(.47)

Diluted	$.54	$(.47)

Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(000’s omitted)
Net income (loss)	$4,649	$(3,703)
Foreign currency translation adjustment	(1,194)	1,338
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $129 and $999 for 2002 and 2001, respectively	(195)	(1,497)

Comprehensive income (loss)	$3,260	$(3,862)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(000’s omitted)
Net income (loss)	$19,258	$(15,398)
Foreign currency translation adjustment, net of $1,262 reclassification adjustment in 2001 for the recognized loss relating to the sale of subsidiary	7,083	(339)
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $576 and $235 for 2002 and 2001, respectively	(865)	(211)

Comprehensive income (loss)	$25,476	$(15,948)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$47,791	$27,769
Marketable securities	1,707	3,407
Trade accounts receivable, less allowance for doubtful accounts of $18,469 (2002) and $14,808 (2001)	200,695	174,598
Inventories	23,858	19,453
Prepaid expenses and other current assets	30,585	39,471

Total current assets	304,636	264,698

Property, plant and equipment, less accumulated depreciation of $270,191 (2002) and $255,670 (2001)	155,452	163,838
Goodwill, less accumulated amortization of $30,756 (2002) and $30,337 (2001)	208,087	172,321
Intangible assets, less accumulated amortization of $4,350 (2002) and $3,050 (2001)	27,528	18,150
Deferred income taxes	5,272	3,052
Other assets	9,086	8,171

Total assets	$710,061	$630,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$604	$38,079
Accounts payable	36,537	40,252
Employee compensation and benefits	52,597	47,011
Accrued expenses and other obligations	60,182	61,214

Total current liabilities	149,920	186,556

Long-term debt — net of current portion	165,660	76,941
Deferred employee compensation and other benefits	40,617	36,704

Total liabilities	356,197	300,201

Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,118,933 shares (2002) and 39,855,734 shares (2001)	401	398
Additional paid-in capital	53,864	50,879
Retained earnings	360,661	346,920
Treasury stock, at cost, 6,578,546 shares (2002) and, 6,683,653 shares (2001)	(58,020)	(58,908)
Accumulated other comprehensive loss, net	(3,042)	(9,260)

Total stockholders’ equity	353,864	330,029

Total liabilities and stockholders’ equity	$710,061	$630,230

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)

	(000’s omitted)
Cash flows from operating activities:
Net income (loss)	$19,258	$(15,398)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	31,351	31,602
Amortization	1,290	6,133
Asset impairment charges	1,300	1,174
Purchased in-process research and development	—	800
Loss from discontinued operations, net of tax	—	16,363
(Gain) loss on sale of subsidiary	(14,869)	1,858
Gain on sale of building	(4,889)	—
Cash used in discontinued operations	(1,959)	(12,499)
Changes in other assets and liabilities, net of acquisitions and discontinued operations and certain non-cash transactions	(2,498)	(21,975)

Net cash provided by operating activities	28,984	8,058

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(56,750)	(63,145)
Proceeds from sale of subsidiary	14,500	4,876
Proceeds from sale of building	8,295	—
Purchase of other investments	—	(1,000)
Proceeds from the sale of fixed assets	668	1,627
Purchase of property, plant and equipment	(23,541)	(26,409)

Net cash used in investing activities	(56,828)	(84,051)

Cash flows from financing activities:
Proceeds from borrowings	307,527	275,872
Payment of debt	(256,885)	(197,495)
Proceeds from stock options exercised	2,741	1,088
Purchase of treasury stock	—	(90)
Payment of dividends	(5,517)	(5,454)

Net cash provided by financing activities	47,866	73,921

Increase (decrease) in cash and cash equivalents	$20,022	$(2,072)
Cash and cash equivalents, beginning of period	27,769	30,302

Cash and cash equivalents, end of period	$47,791	$28,230

Supplemental cash flow information:
Cash paid for interest	$4,065	$4,426

Net cash paid (refunded) for income taxes	$1,287	$(1,606)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(000’s omitted, except share information and where noted)

Note 1.     Basis of Presentation

      The financial information as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the full-year.

Note 2.     Inventories

      Inventories of $23,858 at September 30, 2002 included raw materials of $7,021 and work-in-process of $16,837. At December 31, 2001, inventories of $19,453 included raw materials of $6,489 and work-in-process of $12,964.

Note 3.     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted average diluted shares outstanding for the three months ended September 30, 2002 and 2001 excludes the dilutive effect of approximately 3,523,126 and 2,178,306 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted average diluted shares outstanding for the nine months ended September 30, 2002 and 2001 excludes the dilutive effect of approximately 1,090,636 and 2,420,047 options, respectively.

	Three Months Ended
	September 30,

	2002	2001

Basic shares	33,530,908	33,113,280
Diluted shares	34,653,874	33,113,280

	Nine Months Ended
	September 30,

	2002	2001

Basic shares	33,444,469	33,063,081
Diluted shares	34,822,231	34,095,085

Note 4.     Marketable Securities and Other Comprehensive Income (Loss) Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2002, the fair value of marketable securities exceeded cost by $761. At December 31, 2001, the fair value of marketable securities exceeded cost by $2,202. The net unrealized gains, after deferred taxes, were $457 and $1,322 at September 30, 2002 and December 31, 2001, respectively.

      The cumulative foreign currency translation adjustment was $(3,499) and $(10,582) at September 30, 2002 and December 31, 2001, respectively.

Note 5.     Acquisitions

Berlitz GlobalNet

      On September 27, 2002, BGS Companies, Inc., a subsidiary of the Company, acquired all of the issued and outstanding stock of Berlitz GlobalNet, Inc. (“GlobalNet”) from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million in cash. The acquisition took place at the end of the quarter, accordingly, no operating results were included in the condensed consolidated statement of operations. GlobalNet provides globalization and localization services, software testing, translation and interpretation services and is included as part of the globalization segment. The Company expects that the acquisition of GlobalNet will strengthen BGS’s position in the globalization and localization industry and enhance BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base.

      The net cash outlay of $56.8 million, which includes approximately $1.1 million of acquisition costs and is net of $19.3 million of cash in the business, has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $39.8 million, has been allocated between goodwill and other identifiable intangible assets based upon estimated fair values. Based upon preliminary estimates, $9.5 million has been allocated to the value of customer contracts and customer relationships and $0.4 million has been allocated to the value of proprietary technology. The amount allocated to customer relationships will be amortized over its estimated life of 5-10 years, and the amount allocated to the proprietary technology will be amortized over its estimated useful life of 3 years. The portion allocated to goodwill will not be amortized. Further refinements to the purchase price allocation are likely to be made based upon the completion of a third party valuation. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

      The Company accrued $3.4 million of costs associated with the acquisition of GlobalNet’s operations. The integration is expected to eliminate redundant functions and excess facilities in geographical regions where the Company has globalization operations in the same location as GlobalNet. These costs include estimated severance costs ($2.3 million) and lease termination costs ($1.1 million) associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees.

      In addition, the Company will incur certain costs to integrate the GlobalNet operations, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which are estimated to be approximately $4.5 to $5 million, will be included as part of restructuring and integration expenses in the consolidated statements of operations during the fourth quarter of 2002.

      As of September 30, 2002, all of the costs associated with the integration were unpaid, and are expected to be paid during 2002 and 2003.

      The following unaudited pro forma consolidated results of operations for the Company as a whole are presented as if the acquisition of GlobalNet had been made at the beginning of the periods presented.

	Three Months Ended
	September 30,

	2002	2001

	(In thousands except
	per share amounts)
	(Unaudited)
Revenue	$240,722	$268,759
Income (loss) from continuing operations	3,387	(4,700)
Net income (loss)	3,387	(4,700)
Earnings (loss) per share from continuing operations:
Basic	$.10	$(.14)
Diluted	.10	(.14)
Total earnings (loss) per share:
Basic	$.10	$(.14)
Diluted	.10	(.14)

	Nine Months Ended
	September 30,

	2002	2001

	(In thousands except
	per share amounts)
	(Unaudited)
Revenue	$842,504	$908,209
Income from continuing operations	17,475	1,184
Net income (loss)	17,475	(15,179)
Earnings per share from continuing operations:
Basic	$.52	$.04
Diluted	.50	.03
Total earnings (loss) per share:
Basic	$.52	$(.46)
Diluted	.50	(.46)

      The pro forma amounts include interest expense on acquisition debt and amortization of identifiable intangible assets and do not include any amortization of goodwill associated with the GlobalNet acquisition, as required under SFAS No. 141. In addition, the pro forma amounts exclude royalty expenses relating to the use of the Berlitz trade name since such expenses will not be incurred prospectively. The pro forma amounts were tax-effected using the Company’s effective tax rate. In addition, the pro forma amounts do not reflect any benefits from economies or synergies that might be achieved from integrating operations. The pro forma information is unaudited and is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

Note 6.     Goodwill and Intangible Assets

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

      Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceases and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 were effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez S.A. (“Mendez”) during the third quarter of 2001 and BGS’s acquisition of GlobalNet during the third quarter of 2002.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at that date. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount.

      As of the date of adoption, the Company had unamortized goodwill in the amount of $172,321 and unamortized identifiable intangible assets in the amount of $18,150. Goodwill not subject to amortization (net of accumulated amortization through December 31, 2001) is $208,087 at September 30, 2002. Goodwill increased $35,766 in 2002, primarily as a result of the acquisition of GlobalNet in September 2002, as well as foreign currency translation adjustments and adjustments to preliminary purchase price allocations made in prior periods, primarily to goodwill recorded in the globalization segment.

      The gross amounts and accumulated amortization of identifiable intangible assets is as follows:

	September 30, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Customer lists	$30,322	$4,165	$20,100	$3,022
Software licenses and proprietary technology	1,556	185	1,100	28

	$31,878	$4,350	$21,200	$3,050

      Amortization expense related to identifiable intangible assets was $1,290 for the nine months ended September 30, 2002. Estimated annual amortization expense for the years ended December 31, 2002 through December 31, 2006, including the effect of the GlobalNet acquisition, is shown below:

2002	$2,030
2003	$2,920
2004	$2,920
2005	$2,888
2006	$2,720

      The following adjusted financial information reflects the impact that SFAS 142 would have had on prior year income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations for the three months ended September 30, 2001 if adopted in 2001:

	Three Months Ended
	September 30, 2001

		Earnings (Loss)
	Income (loss)	Per Share From
	From Continuing	Continuing
	Operations	Operations

Amounts as reported	$(3,703)	$(.11)
Amortization, net of income taxes	1,794	.05

Adjusted amounts	$(1,909)	$(.06)

      The following adjusted financial information reflects the impact that SFAS 142 would have had on prior year income from continuing operations and diluted earnings per share from continuing operations for the nine months ended September 30, 2001 if adopted in 2001:

	Nine Months Ended
	September 30, 2001

		Earnings Per
	Income From	Share From
	Continuing	Continuing
	Operations	Operations

Amounts as reported	$965	$.03
Amortization, net of income taxes	4,693	.13

Adjusted amounts	$5,658	$.16

Note 7.     Debt

      On July 2, 2002, the Company completed its new $175 million unsecured three-year revolving credit facility. The new credit agreement bears interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. Prior to July 2, 2002, the Company had borrowings under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 2%. The weighted average interest rate for that credit agreement was based on LIBOR plus 25 basis points.

      At September 30, 2002, the Company had borrowings of $87 million under the new $175 million revolving credit agreement, with a weighted average interest rate of approximately 5% for the quarter ended September 30, 2002. At December 31, 2001, the Company had borrowings of $112 million under its former revolving credit agreement.

      On February 6, 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years (ranging from 5-10 years), with an average fixed interest rate during the first nine months of 2002 of approximately 7%. Interest is payable every six months. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility. This amount was classified as long-term debt on the balance sheet as of December 31, 2001 and September 30, 2002. The remainder of the Company’s borrowings under the revolving credit agreement were included in the current portion of long-term debt in the condensed consolidated balance sheet as of December 31, 2001, since it was due to expire in July 2002. The Company completed its new credit facility on July 2, 2002, therefore the outstanding borrowings at September 30, 2002 have been included in long-term debt in the condensed consolidated balance sheet.

      The terms of the new notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations.

Note 8.     Discontinued Operations

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

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $3,365 and $5,324 at September 30, 2002 and December 31, 2001, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through September 30, 2002, including additions and payments made on that accrual, is summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(1,274)	(64)	(1,338)

Balance at September 30, 2002	$—	$2,762	$76	$2,838

Note 9.     Accrued Restructuring and Integration Charges

      During the second quarter of 2001, the Company recorded restructuring charges in connection with cost reductions impacting all three of its segments. The cost reduction program included the closing of an office in the globalization segment, downsizing several locations in the outsourcing segment, and a reduction in workforce of approximately 10% of the Company’s financial print operations. In October 2001, the Company reduced the workforce of its domestic and international financial printing operations by an additional 10%, or approximately 350 employees. The Company recorded $10,789 in restructuring charges related to these activities during the year ended December 31, 2001.

      In September 2002, the Company recorded restructuring charges of $2,305 in connection with an additional reduction in workforce of approximately 2.5% of the Company’s total workforce, or approximately 200 employees, primarily in the financial printing segment. The third quarter charges also include a non-cash asset impairment charge of $1,300.

      In connection with the Company’s acquisition of Mendez in August 2001, the Company incurred certain costs to integrate the operations of Mendez, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which totaled $2,704, were included as part of restructuring and integration expenses in the consolidated statements of operations during the year ended December 31, 2001.

      The activity related to these accruals through September 30, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
2002 Expense	2,255	—	50	2,305
Paid in 2002	(4,135)	(321)	(654)	(5,110)

Balance at September 30, 2002	$2,364	$207	$—	$2,571

      Occupancy costs represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. The remaining accrued severance and personnel-related costs are expected to be paid during 2002 and 2003.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,470)	(274)	—	(1,744)

Balance at September 30, 2002	$1,114	$370	$30	$1,514

      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued $3,419 of costs associated with the integration of GlobalNet’s operations, which were accounted for as part of the cost of the acquisition. These costs include estimated severance costs ($2.3 million) and lease termination costs ($1.1 million) associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. In addition, the Company is expected to incur certain costs to integrate the operations of GlobalNet, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, estimated to be approximately $4.5 to $5 million, have not been accrued at September 30, 2002, as the criteria for accrual had not been met. Such costs will be included as part of restructuring and integration expenses in the consolidated statements of operations during the quarter ended December 31, 2002.

Note 10.     Sale of Chicago Building

      In June 2002, Bowne’s financial printing operations moved to a new leased facility in Chicago. The Company completed the sale of its former Chicago facility in September 2002 for approximately $8.3 million. The net carrying amount of the facility was approximately $3.4 million, and as such, this transaction resulted in a gain of approximately $4.9 million for the period ended September 30, 2002.

Note 11.     Sale of Publishing Division

      In September 2002, the Company sold its publishing division for approximately $15 million, of which $14 million was received in cash. The remainder is being held in escrow until March 27, 2003 for the purpose of providing a source of payment for indemnity claims under the asset purchase agreement. During 2001, this division had sales of approximately $5.6 million, with net liabilities of approximately $0.8 million at closing. This transaction resulted in a gain of approximately $14.9 million, $0.5 million which may be recognized upon the expiration of the escrow agreement.

Note 12.     Segment Information

      The Company continues to focus its business on “Empowering Your Information,”TM a term used to define the management, repurposing and distribution of a client’s information. The Company manages and repurposes information for distribution by digital, Internet or paper media. It manages documents on the clients’ site or at its own facilities.

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

Outsourcing — document management solutions primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The results for the outsourcing segment include the operating results of Document Management Services, Inc., from its date of acquisition, April 6, 2001.

Globalization — outsourced globalization solutions, including technical writing and content creation, terminology and content management, and localization and translation services. This segment is commonly referred to as Bowne Global Solutions. The results for the globalization segment include the operating results of Mendez from its date of acquisition, August 29, 2001. The results for the globalization segment for the fourth quarter of 2002 will include the operating results of Berlitz GlobalNet, acquired by the Company on September 27, 2002.

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

	Three Months Ended
	September 30,

	2002	2001

	(000’s omitted)

	(Unaudited)
Revenue from external customers:
Financial printing	$130,205	$157,913
Outsourcing	57,940	58,763
Globalization	26,011	25,379

	$214,156	$242,055

EBITDA:
Financial printing	$4,776	$5,207
Outsourcing	2,601	3,259
Globalization	(2,341)	1,973
Other (see note below)	15,470	(413)

	$20,506	$10,026

Depreciation expense:
Financial printing	$7,287	$7,361
Outsourcing	1,246	1,383
Globalization	1,500	873

	$10,033	$9,617

EBITA:
Financial printing	$(2,511)	$(2,154)
Outsourcing	1,355	1,876
Globalization	(3,841)	1,100
Other (see note below)	15,470	(413)

	10,473	409
Amortization expense	(430)	(2,427)
Interest expense	(1,844)	(1,446)

Income (loss) before income taxes	$8,199	$(3,464)

Note:	In 2002, other includes gains on the sale of the publishing division ($14,869) and the Chicago building ($4,889), offset by restructuring and impairment charges ($3,605). In 2001, other includes purchased in-process research and development charges ($800).

	Nine Months Ended
	September 30,

	2002	2001

	(000’s omitted)

	(Unaudited)
Revenue from external customers:
Financial printing	$511,879	$582,045
Outsourcing	175,798	173,508
Globalization	79,430	67,596

	$767,107	$823,149

EBITDA:
Financial printing	$51,579	$45,319
Outsourcing	9,722	9,061
Globalization	(5,853)	4,491
Other (see note below)	15,929	(9,872)

	$71,377	$48,999

Depreciation expense:
Financial printing	$23,236	$24,825
Outsourcing	3,839	4,144
Globalization	4,276	2,633

	$31,351	$31,602

EBITA:
Financial printing	$28,343	$20,494
Outsourcing	5,883	4,917
Globalization	(10,129)	1,858
Other (see note below)	15,929	(9,872)

	40,026	17,397
Amortization expense	(1,290)	(6,133)
Interest expense	(4,951)	(4,741)

Income from continuing operations before income taxes	$33,785	$6,523

Note:	In 2002, other includes gains on the sale of the publishing division ($14,869) and the Chicago building ($4,889), offset by restructuring and impairment charges ($3,605). In 2001, other includes the loss on the sale of the Montreal commercial printing operation ($1,858), restructuring and impairment charges ($8,228) and purchased in-process research and development charges ($800).

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

      Set forth below is a summary of factors the Company believes are important to its business and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. Such factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those factors could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, among others, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

•	Loss or retirement of key executives, employees or technical personnel.

•	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

•	Natural events and acts of God such as earthquakes, fires or floods.

•	The effects of war or acts of terrorism.

•	The ability of the Company to integrate the operations of acquisitions into its operations.

•	General economic or market conditions affecting the demand for transactional financial printing or other solution offerings.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenue related to transactional financial printing services is affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenue (as a percentage of the Company’s total revenue) relating to the financial printing segment represents 67% for the nine months ended September 30, 2002, compared to 71% for the nine months ended September 30, 2001. Revenue relating to the financial printing segment has declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

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

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps over the last two years to bring its costs in line with the level of current market activity.

      In the fourth quarter of 2000 the Company undertook cost cutting initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 3% of the Bowne worldwide workforce. In April 2001 the Company undertook an additional 10% reduction in the financial print segment and related corporate overhead staff.

      In August 2001, in conjunction with the upgrades and investments made to its manufacturing network, Bowne announced the discontinuance of its Chicago pressroom, thus furthering the consolidation of the worldwide manufacturing network. In October 2001, the Company undertook an additional 10% reduction in financial print staffing and related corporate overhead. In total, the cost reduction initiatives taken by the Company in 2001 have resulted in a reduction of Bowne’s annual cost base for continuing operations by approximately $70 million.

      In September 2002, the Company undertook additional cost cutting initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 2.5% of the Bowne worldwide workforce, primarily in the financial printing segment. These staff reductions resulted in approximately $2.3 million in severance and related personnel costs. These cost reduction initiatives taken by the Company are expected to result in an additional $10 million reduction of Bowne’s annual cost base.

      Much of these expense reductions are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities in order to service the anticipated eventual return of the capital transactional market. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments due to softness in those markets.

      The Company recently announced that it expects to make additional cost reductions to its fixed cost base over the next 12 months. The Company is refining its plans, and is targeting approximately $35 million of annualized cost savings. In addition, the Company expects to reduce capital spending in 2003. These cost reductions are expected to primarily impact the financial printing segment, but will also impact the globalization segment as well, as described in Note 5 to the condensed consolidated financial statements.

      The Company completed two acquisitions during 2001 that affect comparability of results. In April 2001, the Company completed the acquisition of Document Management Services, Inc. (“DMS”), an outsourcing business in Boston that is complementary to the Company’s existing outsourcing business and has strengthened its position in this important market. In August 2001, the Company completed the acquisition of Mendez S.A., which strengthened the Company’s leadership position in the globalization and localization industry by combining complementary lines of business, enhancing service offerings, and adding clients in the transportation, aerospace and health care sectors, among others.

      On September 27, 2002, BGS Companies, Inc. completed the acquisition of Berlitz GlobalNet, Inc. (“GlobalNet”) from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million. GlobalNet is headquartered in Princeton, New Jersey and provides globalization and localization services, software testing, translation and interpretation services. The Company expects that the acquisition of GlobalNet will strengthen BGS’s position in the globalization and localization industry and enhance BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base. This acquisition became part of the globalization segment.

      With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

      The Company also completed two other transactions in the third quarter of 2002 that affect comparability of results. The Company sold its securities publishing division for approximately $15 million, and recognized a gain on the sale of approximately $14.9 million. During 2001, this operation had sales of approximately $5.6 million, with net liabilities of approximately $0.8 million at closing. The Company also completed the sale of the Chicago office building for approximately $8.3 million, resulting in a gain of $4.9 million during the third quarter of 2002.

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Financial Printing

      Revenue decreased $27,708, or 18%, with the largest class of service in this segment, transactional financial printing, down $21,949, or 30%, compared to the year earlier period. Overall, the market for transactional financial printing remained low due to the continued lack of capital market activity, both domestic and international. For example, world-wide merger and acquisition activity decreased approximately 37% in the third quarter of 2002, compared to the prior year. In addition, the number of IPO transactions decreased to its lowest level in 25 years. This is a continued decline from the level that the Company experienced over the last two years in the domestic capital markets. The Company continues to maintain its industry leading market share in both the domestic and international markets. During the third quarter, the Company provided its services on more mergers and acquisitions transactions than its two largest competitors combined.

      Commercial printing revenue decreased $2,643, or 26%, primarily as the result of decreased demand for commercial printing services and a decision by the Company to focus on higher margin work. Mutual fund services revenue decreased $4,287, or 11%, which is primarily due to the consolidation of funds and tightened spending by mutual funds in reaction to the slowness in the financial markets. The decrease is also partially due to timing differences in job completion between the current year and prior year.

      Gross margin contribution of this segment decreased by $3,624, or 8%, but the margin percentage increased by approximately four percentage points to 34%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $3,193, or 8%, to $39,256 primarily as a result of cost reductions implemented during the year, including the workforce reductions during the fourth quarter of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately three percentage points to 30%. This increase is primarily a result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA decreased $431, or 8%, to $4,776 as a result of the foregoing.

Outsourcing

      Revenue decreased $823, or approximately 1% as compared to the same period in the prior year. Decreased revenue from certain existing customers due to client downsizings, as well as bankruptcy filings by former customers and the sustained downturn in the capital markets more than offset volume growth on certain existing client contracts and new customers.

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

      Gross margin from this segment decreased $166, or 1%, while the margin percentage remained consistent at 20%. This decrease in gross margin is directly related to the reduced level of revenues.

      Selling and administrative expenses increased $492, or 6%, to $8,821, and as a percent of sales, these expenses increased one percentage point to 15%. This increase is caused by certain administrative costs, including facilities costs, increasing, despite decreased revenue.

      EBITDA from this segment decreased by $658, or 20%, to $2,601, and decreased by approximately one percentage point as a percentage of sales.

Globalization

      Revenue increased $632, or 3%. This is due to the acquisition of Mendez in August 2001, offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. None of GlobalNet’s results are included in our results of operations since the acquisition was completed at the end of the quarter. We will begin to realize the impact of revenues from the GlobalNet acquisition during the fourth quarter of this year.

      Gross margin from this segment decreased $1,616, or 17%, and the gross margin percentage decreased approximately seven percentage points to 30%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, is the principal cause of the margin decline. On a sequential basis, gross margin percentage increased from 23% in the second quarter of 2002 to 30% in the third quarter of 2002, as a result of certain cost cutting initiatives taken during the second quarter of 2002. The Company anticipates additional margin improvement as it merges redundant facilities and integrates its workforce with that of GlobalNet.

      Selling and administrative expenses increased $2,698, or 37%, to $10,002, and as a percentage of revenue increased approximately ten percentage points to 39%. The increase in selling and administrative expenses is generally related to the acquisition of Mendez. The increase as a percentage of revenue is primarily due to lower than expected revenue growth on a higher fixed cost base. The Company expects this segment to benefit from economies of scale created by the acquisition of GlobalNet and anticipates cost savings as it merges redundant facilities and integrates the two workforces.

      As a result of the foregoing, EBITDA decreased to a loss of $2,341 from earnings of $1,973 for the same period in 2001.

Summary

      As a result of the foregoing, overall revenue decreased $27,899, or approximately 12%, to $214,156. The decrease is primarily attributed to the decrease in financial printing. There was an $5,406, or 8%, decrease in gross margin; and the gross margin percentage increased approximately one percentage point to approximately 29%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses on a company-wide basis remained flat at $58,079. This category is affected by decreases primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending, offset by increased selling and administrative expenses from the acquisition of Mendez. As a percentage of sales, these expenses increased by 3% to approximately 27%. This increase is primarily a result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation increased $416, and amortization decreased $1,997 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      There were $3,605 in restructuring and asset impairment charges in the current year. Restructuring charges of $2,305 were recorded in connection with the reduction in workforce of approximately 2.5% of the Company’s total workforce, or approximately 200 employees, primarily in the financial printing segment. In addition, there was a non-cash asset impairment charge of $1,300 in the outsourcing segment.

      Interest expense increased $398 as a result of a combination of a higher average interest rate in the current year, offset by lower average borrowings in 2002 ($117 million for the three months ended September 30, 2002 as compared to $133 million for the same period in 2001).

      The gain on sale of subsidiary relates to the sale of the Company’s publishing division (gain of $14,869) in the current year, as discussed in Note 11 to the financial statements.

      The gain on the sale of building relates to the sale of the Company’s Chicago office building (gain of $4,889) in the current year, as discussed in Note 10 to the financial statements.

      The overall effective income tax rate for the third quarter of 2002 was 43%. The overall effective tax rate for the third quarter of 2001 was impacted by the loss in the third quarter of 2001 versus income in the current quarter. The change in the effective income tax rate is primarily due to the change in non-deductible items, primarily the elimination of goodwill amortization, while the rate applied to taxable income remained at approximately 39%.

      As a result of the foregoing, net income was $4,649 in 2002 as compared to a net loss of $3,703 for the same period last year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Financial Printing

      Revenue decreased $70,166, or 12%, with the largest class of service in this segment, transactional financial printing, down $29,784, or 13% compared to the year earlier period. The market for transactional financial printing remained low and was down during the first nine months of 2002, as compared to 2001, primarily due to the lack of capital market activity in the nine months of 2002, both domestic and international. This is a continued decline from what the Company experienced over the last two years in the capital markets. Despite this downturn, the Company continues to maintain its industry leading market share in both the domestic and international markets. During the nine months ended September 30, 2002, the Company performed financial printing services for two of the largest IPOs in the market, for Travelers Property Casualty and for Nestle’s spin-off of Alcon, and for 41% of all IPOs in that period, an increase in market share of eleven percentage points over the prior period. The Company also performed financial printing services for some significant mergers and acquisitions transactions during the nine months ended September 30, 2002. In Europe, the Company performed the financial printing services for the Schering acquisition of Collateral Theurapeutics, and Barilla’s acquisition of Kamps. Also, revenue increased in Asia, mainly from China, Korea and Taiwan, and the Company performed financial printing services during the second quarter of 2002 for the Bank of China initial public offering.

      Commercial printing revenue decreased $28,077, or 51%, primarily as a result of the decreased demand for commercial printing services, as well as the sale of the Company’s Montreal commercial printing operations in June 2001 and a decision by the Company to focus on higher margin work. Digital printing revenue decreased $4,735, or 22%, due to decreased volumes of statement printing, as well as a decision by the Company to focus on higher margin digital printing work.

      Gross margin contribution of this segment decreased by $5,315, or 3%; however, the gross margin percentage increased by approximately four percentage points to 39%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $11,575 or 7%, to $146,263, primarily as a result of cost reductions implemented during the year, including the workforce reductions during the second and fourth quarters of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately two percentage points to 29%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA increased $6,260, or 14%, to $51,579 primarily as a result of the Company’s cost reduction initiatives.

Outsourcing

      Revenue increased $2,290, or 1%. The increase is attributed to the acquisition of DMS in April 2001. Other revenue decreased approximately 1% compared to the prior year. Volume growth on existing client contracts and new customers was more than offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets, as well as lost revenue from former customers in bankruptcy.

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

      Gross margin from this segment increased $3,044, or 9%, while the margin percentage increased approximately two percentage points to 21%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction, a continued focus on driving productivity while improving costs, and improving bottom line growth through effective asset management and automation.

      Selling and administrative expenses increased $2,383, or 10%, to $26,472, and as a percent of sales, it increased by approximately one percentage point to 15%. This increase is caused by certain administrative costs, including facilities costs, increasing, and the acquisition of DMS.

      EBITDA from this segment increased by $661, or 7%, to $9,722 and remained flat as a percentage of sales.

Globalization

      Revenue increased $11,834 or 18%. This is due to the acquisition of Mendez in August 2001, offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. None of GlobalNet’s results are included in our results of operations since the acquisition was completed at the end of the quarter. We will begin to realize the impact of revenues from the GlobalNet acquisition during the fourth quarter of this year.

      Gross margin from this segment decreased $1,179, or 5%, while the gross margin percentage decreased approximately seven percentage points to 30%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, is the principal cause of the margin decline. The Company anticipates margin improvement as it merges redundant facilities and integrates BGS’s workforce with that of GlobalNet.

      Selling and administrative expenses increased $9,165, or 45%, to $29,564, and as a percentage of revenue increased seven percentage points to approximately 37%. The increase in selling and administrative expenses is directly related to the acquisition of Mendez. The increase as a percentage of revenue is primarily due to lower than expected revenue growth on a higher fixed cost base. The Company expects this segment to benefit from economies of scale created by the acquisition of GlobalNet and anticipates cost savings as it merges redundant facilities and integrates the two workforces.

      As a result of the foregoing, EBITDA decreased to a loss of $5,853 from earnings of $4,491 for the same period in 2001.

Summary

      Overall revenue decreased $56,042, or 7%, to $767,107. The decrease is attributed to the decline in financial printing offset by increases in outsourcing and globalization. There was a $3,450, or 1%, decrease in gross margin; and the gross margin percentage increased approximately two percentage points to 34%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses on a company-wide basis remained flat at $202,299. This category is affected by decreases primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending, offset by increased selling and administrative expenses from the acquisitions of Mendez and DMS. As a percentage of sales, these expenses increased by approximately two percentage points to 26%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $251, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and amortization decreased $4,843 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      There were $3,605 in restructuring and asset impairment charges in 2002, as compared to $8,228 in the prior year, as previously discussed in Note 9 to the financial statements.

      Interest expense increased $210 as a result of a combination of a higher average interest rate in the current year (7% for the nine months ended September 30, 2002, as compared to 5% for the same period in 2001), and higher average borrowings in 2002 ($128 million for the nine months ended September 30, 2002, as compared to $119 million for the same period in 2001).

      The gain (loss) on sale of subsidiary relates to the sale of the Company’s publishing division (gain of $14,869) in 2002, as discussed in Note 11 to the financial statements, and to the sale of the commercial print operation in our Montreal location (loss of $1,858) in 2001.

      The gain on the sale of building relates to the sale of the Company’s Chicago office building (gain of $4,889) in the current year, as discussed in Note 10 to the financial statements.

      The overall effective income tax rate for the first nine months of 2002 was 43%. The overall effective income tax rate for the first nine months of 2001 was impacted by the non-deductibility of the loss on discontinued operations during that period. After taking this into consideration, the overall effective income tax rate for the first nine months of 2001 was slightly higher than in 2002 due to the change in non-deductible items, primarily the elimination of goodwill amortization, while the rate applied to taxable income remained at approximately 39%.

      As a result of the foregoing, income from continuing operations for the first nine months of 2002 was $19,258 as compared to $965 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project future activity.

      The Company expects the fourth quarter results from continuing operations to be consistent with the third quarter. The results of its financial print business will continue to be adversely affected by the anticipated continued softness in the capital markets, both domestically and internationally.

      Although several circumstances, including volatile market conditions, have limited the Company’s visibility into future financial results, we estimate the fourth quarter and full year 2002 results will be in the ranges shown below. The outlook reflects results from continuing operations, and the EBITDA and per share information excludes any restructuring charges or one-time items.

2002

	4th Quarter	Full-year

Revenues, approximately	$215 to $230 million	$1.0 billion
EBITDA, in the range of	$3 to $8 million	$60 to $65 million
Depreciation and amortization, approximately	$11 million	$44 million
Interest expense, approximately	$2 million	$7 million
Diluted (loss) earnings per share, in the range of	$(0.10) to $(0.20)	$0.11 to $0.17
Capital expenditures, approximately	$15 million	$38 million

      For comparison purposes, if the new accounting standards for goodwill amortization had been effective for all of 2001, this would have added approximately $0.05 and $0.18 per diluted share to the Company’s fourth quarter and full-year 2001 financial results, respectively.

Liquidity and Capital Resources

      At September 30, 2002, the Company had a working capital ratio of 2.03 to 1 and working capital of $154,716 compared to a ratio of 1.42 to 1 and working capital of $78,142 at December 31, 2001. Approximately $37 million of the increase in working capital is due to the decrease in the current portion of long-term debt as a result of renewing the revolving line of credit, since this debt was classified as current at December 31, 2001 and is classified as long-term at September 30, 2002. In addition, approximately $31 million of the increase in working capital is due to the acquisition of GlobalNet on September 27, 2002. This acquisition was funded with long-term debt.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.3%. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The Company completed its new three-year $175 million revolving credit facility on July 2, 2002, which had an outstanding balance of $87 million at September 30, 2002. The new credit agreement bears interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios.

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

      Capital expenditures for the nine months ended September 30, 2002 were $23,541. Capital expenditures for the full year 2002 are expected to be approximately $38 million. The Company plans to reduce capital spending in 2003.

Cash Flows

      The Company’s focus on working capital management continues, including managing receivables, inventory and free cash flow. Average days sales outstanding improved to 73 days for the nine months ended September 30, 2002 from 74 days for the nine months ended September 30, 2001. The Company’s net cash provided by operating activities was $28,984 and $8,058 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash provided by operations is primarily a result of lower payments for employee compensation and accounts payable in 2002 as compared to 2001, along with less cash used in discontinued operations in the current year.

      Net cash used in investing activities was $56,828 and $84,051 for the nine months ended September 30, 2002 and 2001, respectively. The decrease was primarily the result of increased proceeds from the sale of the publishing division and the sale of the Chicago facility in the current year, as well as less net cash used in the acquisition of businesses in the current year.

      Net cash provided by financing activities was $47,866 and $73,921 for the nine months ended September 30, 2002 and 2001, respectively. Lower net borrowings in the current year were the primary cause of the decrease.

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

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. We do not use derivative instruments in our short-term investment portfolio. Our senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), and had an average interest rate of approximately 7% for the nine months ended September 30, 2002. Amounts borrowed under the revolving credit agreement (which expired in July 2002) bore interest at LIBOR plus 25 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or adjusted Eurodollar rate plus 25 basis points) depending on certain leverage ratios plus ten basis points on the unused portion. During the six months ended June 30, 2002, the average interest rate approximated 2%. Amounts borrowed under the new three-year $175 million revolving credit facility that was signed in July 2002 bear interest at LIBOR plus 80-160 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the three months ended September 30, 2002, the average interest rate approximated 5%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.5 million, based on the average outstanding balances under the revolving credit facility during the nine months ended September 30, 2002. The rental payments on the Company’s synthetic lease are based upon the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points). The synthetic lease had a remaining principal balance of $17.7 million as of September 30, 2002.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation (loss) income of $(1,194) and $7,083 in its statements of comprehensive income (loss) for the three and nine months ended September 30, 2002, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

Controls and Procedures

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report, pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit 10.17 — Stock Purchase Agreement by and among BGS Companies, Inc. and Berlitz International, Inc. and Berlitz Investment Corporation dated August 7, 2002

      Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer

      Exhibit 99.2 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

(b) Reports on Form 8-K

      Report dated September 30, 2002, including press release announcing the completion of the acquisition of Berlitz GlobalNet, Inc. from Berlitz International, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON
_______________________________________ Robert M. Johnson
(Chairman of the Board
and Chief Executive Officer)

Date: November 14, 2002

/s/ C. CODY COLQUITT
_______________________________________ C. Cody Colquitt
(Senior Vice President and Chief
Financial Officer)

Date: November 14, 2002

/s/ RICHARD BAMBACH JR.
_______________________________________ Richard Bambach Jr.
(Vice President and Corporate Controller)
(Principal Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert M. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowne & Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT M. JOHNSON
_______________________________________ Robert M. Johnson
Chairman of the Board and Chief Executive Officer

Date: November 14, 2002

CERTIFICATION

I, C. Cody Colquitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bowne & Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President and Chief Financial Officer

Date: November 14, 2002