Form 10-K
period 2002-12-31
BOWNE & CO INC
filed 2003-03-31
CIK 13610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-5842

Bowne & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Hudson Street New York, New York (Address of principal executive offices)	10014 (Zip code)

(212) 924-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant as of March 14, 2003, based upon the closing price for the Common Stock on the New York Stock Exchange on June 30, 2002, was $463,276,711. For purposes of the foregoing calculation, the Registrant’s Employees’ Stock Purchase Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.

      The Registrant had 33,573,849 shares of Common Stock outstanding as of March 14, 2003.

Documents Incorporated by Reference

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 9, 2003	Part III, Items 10-12

PART I

Item 1.	Business

      Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is a global provider of high-value document management services. The Company is the world’s largest financial printer and a market leader in outsourcing services for law firms and investment banks, and in providing outsourced globalization and localization services. Bowne empowers clients’ information by combining superior customer service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world.

      The Company currently operates the following business segments:

Financial Printing — This segment is composed of two business units: Bowne Financial Print and Bowne Enterprise Solutions (“BES”). Bowne Financial Print, the world’s largest financial printer, offers the most comprehensive array of transactional and compliance-related services to create, manage, translate and distribute mission-critical documents. BES provides digital printing and electronic delivery of personalized communications that enable companies to strengthen their customer relationships. In 2002, the financial printing segment had revenue of $638.3 million (representing approximately 64% of total 2002 revenue), and earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $66.9 million, including $7.0 million of restructuring and asset impairment charges, and $20.2 million in gains from certain asset sales described below. The largest class of service in this segment, transactional financial printing, accounted for $256.2 million, or 26% of total 2002 Company revenue.

Outsourcing — This segment consists of Bowne Business Solutions (“BBS”), providing a full array of outsourcing services in information technology, document processing services, creative services, litigation support services and office document services. In 2002, the outsourcing segment generated revenue of $233.9 million (representing approximately 23% of total revenue), and EBITDA of $11.4 million, including $1.7 million of restructuring and asset impairment charges.

Globalization — This segment consists of Bowne Global Solutions (“BGS”), providing a broad range of translation, localization, technical writing and interpretation services that help customers adapt products and communications developed in one country so that they meet the social, cultural and business requirements for successful use in other countries. The globalization segment had 2002 revenue of $131.2 million (representing approximately 13% of total revenue), and a loss before interest, taxes, depreciation and amortization of $17.0 million, including $10.6 million of restructuring, integration and asset impairment charges.

      In 2001, Bowne’s management discontinued the operations of its Internet Consulting and Development business segment, Immersant, which consisted of integrated Internet applications primarily for the financial services sector. These operations are shown as “discontinued” and all prior period financial statements have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

      During 2002, the Company continued to review its non-core assets for possible sale. In June 2002, the Company sold a Chicago office building for $8.3 million, resulting in a gain of approximately $4.9 million. As part of the Company’s restructuring and technology investments, the Chicago financial print customer service, sales and administrative operations were moved to a more advanced facility that is more convenient for customers and is shared with the Chicago offices of BBS. Chicago financial print manufacturing was moved to the Company’s South Bend, Indiana facility. In September 2002, the Company sold certain publishing assets and liabilities in its financial printing segment for $15 million. The carrying value of liabilities exceeded the carrying value of assets by approximately $0.4 million, therefore the sale resulted in a gain of approximately $15.4 million.

      During 2002, the Company also made two strategic acquisitions. In September 2002, BGS completed the acquisition of Berlitz GlobalNet, Inc. (“GlobalNet”) from Berlitz International, Inc., a wholly-owned subsidiary of Japan’s Benesse Corporation. BGS acquired all of the issued and outstanding stock of GlobalNet for $75 million. GlobalNet was a provider of globalization and localization services, software testing, translation and interpretation services that has significantly extended BGS’ capabilities in the globalization and localization industry.

      In December 2002, BBS acquired DecisionQuest, Inc., a major provider of litigation resources, including trial research, strategic communications and strategic marketing. This acquisition increased BBS’ presence among law firm customers from more than half of the top 100 global law firms to nearly 90% of the top 200 global law firms. DecisionQuest, re-named Bowne DecisionQuest following the acquisition, was purchased for approximately $31 million in cash. The purchase agreement also provides for additional payments in the event certain future performance measures are achieved over a one-year period.

      Further information regarding segment revenues, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2002, 2001 and 2000, as well as a reconciliation of EBITDA to pre-tax income (loss), are shown in Note 16 of the Notes to Consolidated Financial Statements.

Financial Printing

      Financial printing consists primarily of transactional financial printing, corporate reporting, mutual fund printing, delivery of customized and personalized communications, and translation services.

      Transactional financial printing includes registration statements, prospectuses, debt agreements, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. Corporate reporting includes interim reports, regular proxy materials prepared by corporations for distribution to stockholders, U.S. Securities and Exchange Commission reports on Forms 10-K, 10-Q and other forms, and stock exchange listing applications. The Company also assists companies in the United States and other countries with the filing of many of these compliance documents under the SEC’s EDGAR electronic filing system and Canada’s similar SEDAR system. We believe the Company is the largest EDGAR filing agent, with approximately 46,000 such filings handled in 2002. The Company provides both full-service and self-service filing, the latter through a new Internet-based filing product, BowneFile16TM, launched in early 2003. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements, and marketing-related materials.

      The Company receives its clients’ information in numerous formats and repurposes it for distribution typically in print, digital or Internet formats. One of the Company’s newer print solution offerings, digital printing, offered through BES, assists customers by providing their individual clients with high-speed, customized periodic statements or other on-demand printing. Such customers include mutual funds, stock brokerage firms, investment banks, retail banks and other financial institutions that manage multi-option client portfolios as well as insurance companies and others that manage 401(k) and other retirement plans, and employers that offer multiple benefit options to their employees.

      The Company provides some commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation of written documents, including highly confidential legal and financial documents.

      The Company’s international financial printing business provides similar services as those delivered by its domestic operations, except for the services offered by BES. International print capabilities are delivered either by the Company or through a number of strategic relationships.

      A significant portion of the Company’s revenues historically have been derived from transactional financial printing services. Revenue from transactional financial printing services declined from 41% of total revenue in 2000 to 26% of total revenue in 2002, due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity. To shift away from being solely a financial printing company and to reduce dependence on the volatile financial markets, Bowne has broadened and deepened the services it offers throughout all phases of a document’s life cycle. Bowne is no longer just involved with the typesetting, printing and filing of documents.

      Over the past few years, the Company has expanded its capabilities within all phases of the document lifecycle, including electronic receipt of client documents, composition, conversion, assembly, output, delivery, packaging, archiving, content management, translation and data mining. The Company has accomplished this via acquisitions, organic growth and the development of new tools and technologies and, as a result, is creating new customer relationships and broadening its solution offerings to existing customers. The Company has invested in new capabilities that enable it to better serve the changing manner in which its clients communicate with their customers. These capabilities, used primarily by BES, include digital on-demand printing and electronic delivery of personalized communications, as well as traditional print fulfillment. They enable the Company’s clients to strengthen their customer relationships and increase their market leadership. For example, through Bowne’s digital capabilities the Company can take information from customers’ databases — such as the financial records of a 401(k) plan — and develop new ways to present this information on statements that are more useful to participants. Bowne also produces on-demand enrollment kits that eliminate the need for inventory and certain information that is specifically targeted to the recipient.

      Bowne’s digital, print-on-demand services can provide clients with a full range of investor communications, from one-to-many to one-to-one. This is referred to as client-centric communications. Using advanced database technology, coupled with high-speed laser printing or Internet delivery, Bowne offers clients the opportunity to reach their customers individually. Print-on-demand services also help reverse the traditional process of printing information first and then storing it until needed. Bowne can keep an electronic library of clients’ documents in conjunction with an inventory of conventionally printed materials, so that fulfillment can be customized. Bowne’s ability to handle “householding” — the customized printing, grouping and mailing of multiple accounts for one household — is particularly well-suited to the mutual funds industry as it looks to lower distribution costs.

      The documents produced by Bowne are personalized because the information contained in each document can be different. In the case of statements, each successive statement can contain completely different data. What distinguishes Bowne from other on-demand printers is the link between final documents and the data that drives them. Clients who need to reproduce documents in which the data changes from document-to-document (or from day-to-day) benefit from these services. The market for these solutions includes mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies and commercial banks.

      As part of that positioning, the Company has created BES as the newest business unit within its financial printing business segment to focus its growth in this area. Using a consultative and solutions-based selling model, BES is partnering with clients to deliver quality applications based upon the effective integration of data repurposing, document creation, content management and variable distribution methods, including offset, digital print or electronic delivery. With its technology platforms, menu of document services, and reputation for client service, BES has the ability to help its clients create, manage and distribute critical information to produce better returns on their marketing dollars. Potential revenue opportunities for BES are in the following areas: 1) kits (new brokerage accounts, healthcare enrollment, 401(k) plans), 2) statements (brokerage, 401(k) plans, asset management/ high net worth, mutual funds, variable annuities), 3) collateral fulfillment (brokerage, mutual funds), 4) collateral printing (banking/ insurance, mutual funds), and 5) mutual funds (electronic document delivery, document conversion, printing, document creation tools).

Outsourcing

      Through Bowne Business Solutions, the Company offers outsourcing of document management and related services principally to the legal and financial services communities, and also to multinational companies. Outsourcing includes the on-site management of document creation, reproduction and distribution operations at customers’ facilities, off-site backup of those same services, specialized applications of graphics and presentation technologies, desktop publishing, helpdesk and IT systems management and a full line of litigation support services. These litigation support services include litigation resource management, which involves ongoing case and project management; electronic data discovery processing; litigation software application support and training; document imaging, optical character recognition, coding and high-speed, high-volume printing; custom database management; creation and implementation of litigation support procedures best practices; creation and conversion of PDF files; and creation of CD-ROMs. These services help to make up the full range of Litigation Lifecycle™ services provided by BBS. Other Litigation Lifecycle™ services are provided by this business unit’s Bowne DecisionQuest operation, including trial consulting and jury research, advanced strategic communications and marketing, courtroom graphics and presentation technologies, litigation support and case evaluation software, and custom case strategy Web sites. Within this suite of services, BBS also offers some of the industry’s leading litigation support software products: JFS Litigator’s Notebook®, CaseMap® and TimeMapTM1.

      Outsourcing allows BBS clients to focus on their core businesses, gain access to the latest in technology innovations without making direct investments, and reduce the operating costs of investing in and managing non-core business activities. The Company believes it is the leading provider of these services to the legal and investment banking industries, having customer relationships with nearly 90% of the top 200 global law firms and 8 of the top 10 investment banks.

      BBS offers a full range of document and information technology management solutions.

      Presentation services involve the creation of pitch books and presentations using presentation graphics, such as custom made templates and corporate color palettes; charting; graphics, including flow charts and conceptual diagrams; maps; and multimedia, including animation, video, sound and other technology. Document processing services include the management of textual input, formatting and multiple applications to provide a best-of-class team of highly trained professionals supporting all technology platforms. Creative services develops concepts and designs of brochures, conference materials and road-show presentations by experienced designers for print and production in almost any format.

      Information technology services include desktop support services, data center support, technical training, knowledge management and telephone system support through the management of on-site resources and external vendors. Office document services include production of electronic data through paper and other media with central reprographic operations, desktop print management tools, litigation scanning services and electronic job submissions.

      A joint venture agreement with Williams Lea, one of the United Kingdom’s leading providers of document management solutions, has helped BBS to extend its services to Europe and Asia. Together, BBS and Williams Lea provide global outsourcing services to multinational corporations, international law firms, commercial and investment banks, and financial institutions around the globe.

Globalization

      Bowne Global Solutions provides globalization and localization services consisting of technology and linguistic expertise and outsourced processes which enable companies to market products globally while reflecting local markets in terms of culture, language, and business requirements.

      BGS is the leading provider of comprehensive translation, localization, technical writing and interpretation services. Its mission is to enable clients to succeed in global markets by providing innovative language and cultural solutions. BGS’ solutions help clients adapt their products, documents, and marketing communications programs; comply with government regulations; implement training and e-learning programs; and develop globalization strategies. With this suite of integrated services, BGS assists companies to compete and grow global market share by helping to accelerate their time to market, and improve the quality and consistency of their products and services. BGS currently serves a number of industries, including the following: aerospace, automotive, medical devices, pharmaceuticals, power and telecommunications, high tech-software and hardware, financial services, entertainment, e-learning, and government agencies in the United States and Europe.

1 CaseMap® and TimeMap™ are registered trademarks of CaseSoft, Inc. or its affiliates.

      As a company’s domestic market becomes saturated or faces an economic downturn, the drive to “go global” is accelerated. Whether this means establishing international sales channels, developing manufacturing plants in low cost regions, or simply putting up an e-commerce Web site, the result is that companies today, large and small, are doing more and more business across borders and languages. Yet, while forecasts and market potential often look promising on paper, successfully executing in these markets against entrenched local competition is very challenging. As a result, these companies seek a flexible partner with the scope and breadth to support their globalization and localization efforts. With its scale and skill, backed by proven project management methods, BGS is able to rapidly respond to its clients’ changing needs while maintaining the highest standards of production quality.

      In August 2001, Bowne acquired Mendez S.A. (“Mendez”) from Lernout and Hauspie Speech Products N.V. for $44.8 million in cash, plus related acquisition costs. As mentioned earlier, the Company also acquired GlobalNet from Berlitz International, Inc. in September 2002. With these two acquisitions, BGS strengthened its leadership position in the globalization and localization industry, enabling it to combine complementary lines of business, improve efficiencies and enhance service offerings. BGS’ enhanced size and scale can be used to convince multinational companies with in-house globalization and localization functions that there is now a provider with a sufficient scope of outsourced services to meet these needs. The combined entity has approximately 2,000 employees in 24 countries, as well as a global contractor network of 15,000 qualified linguists covering more than 60 languages and dialects.

Other Information

      For each of the last three fiscal years, the Company’s financial printing business segment has accounted for the largest share of consolidated total revenues, as shown below:

	Year Ended December 31,

Type of Service	2002	2001	2000

Transactional financial printing	26%	27%	41%
Corporate reporting	16	15	11
Mutual fund printing	15	16	13
Commercial printing	3	6	8
Digital printing and other	4	4	5

Financial Printing	64	68	78
Outsourcing	23	22	16
Globalization	13	10	6

	100%	100%	100%

      We have facilities to serve customers throughout the United States, Canada, Europe, Latin America, South America and Asia.

      Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

      The Company maintains conference rooms and telecommunications capabilities at all of its financial printing offices for use by customers while transactions are in progress. On-site conveniences are also provided to customers, which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. For many of its outsourcing customers, the Company stations staff and equipment at the customers’ premises. The Company’s globalization activities are conducted in a number of countries around the world. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among customers at different sites.

      The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. Its corporate offices are located at 345 Hudson Street,

New York, NY 10014, telephone (212) 924-5500. The Company’s Web site is www.bowne.com. Our Web site contains complete electronic copies of Bowne stockholder documents, news releases and U.S. Securities and Exchange Commission filings, as well as descriptions of Bowne’s products and services, and other information about the Company. This information is available free of charge.

Competition

      The Company believes that it offers a unique array of solutions for its clients to empower their information. However, competition in the various individual services described above is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product and supporting services.

      In transactional financial, corporate reporting and mutual fund printing, the Company competes directly with a number of other financial printers having similar degrees of specialization. Some of those financial printers operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Based upon the most recently available published information, the Company is the largest in terms of sales volume in the financial printing market. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

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

      With respect to its globalization offerings, the Company believes it holds the leading market position following its 2001 acquisition of Mendez and its 2002 acquisition of Berlitz GlobalNet. The Company’s competition is from (i) the in-house globalization and localization departments of companies, (ii) small single-language vendors, and (iii) multi-language vendors.

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

      Revenue derived from corporate reporting is seasonal as the greatest number of proxy statements and regulatory reports are required to be printed during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical or seasonal.

      In the first quarter of the year, the globalization segment revenues are seasonally low due to the relatively high volume of consumer products that ship in the fourth quarter of any given year. This segment has relied on more than half of its business from the currently weak technology sector.

      While certain aspects of financial printing, as well as the globalization segment are seasonal or cyclical, the Company’s outsourcing segment, while impacted by capital market activity, is less cyclical or seasonal.

      During the last two years, the Company has reduced costs in its financial printing segment largely through a combination of staff reductions, the application of advanced technologies, outsourcing during peak periods and through office closings and consolidations. The Company continues to size this business to the lower levels of capital market activity that are expected during 2003. However, at a point when the capital markets return to higher levels of volume, the Company does not anticipate the need to add significantly to staffing, as we begin to more fully leverage the technology investments of the past few years and outsource certain work to third parties.

Research and Development

      The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and installation of enhancements to the Company’s proprietary systems.

      Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing financial print documents. In order to serve the customers of its globalization business, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

Patents and Other Rights

      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company utilizes the service marks Empowering InformationSM and Empowering Your InformationSM and trademarks BowneLink®, CaseMap®, FundSmith®, Litigator’s Notebook®, BowneFile16TM, Litigation LifecycleTM, and TimeMapTM.

Sales and Marketing

      The Company employs approximately 390 sales and marketing people. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales people act as a liaison between the customer and those in charge of the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

      The Company’s customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies.

      During the fiscal year ended December 31, 2002, no customer accounted for 10% or more of the Company’s sales. However, one customer, Microsoft, is significant to the globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial printing segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

      At December 31, 2002, the Company had approximately 8,400 employees. Relations with the Company’s employees are considered to be good. Less than one percent of the Company’s employees are members of various unions. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

Suppliers

      The Company purchases or leases various materials and services from a number of suppliers, of which the most important items are paper, computer hardware, copiers, software and peripherals, communication equipment and services, and electrical energy. The Company purchases paper from paper mills and paper merchants. The Company has experienced no difficulty to date in obtaining an adequate supply of these materials and services. Alternate sources of supply are presently available. However, a severe paper or multi-market energy shortage could have an adverse effect upon many of the Company’s operations.

International Sales

      The Company conducts operations in Canada, Europe, Latin America, South America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 15% of the Company’s total revenues in 2002, 12% in 2001 and 14% in 2000. During 2002, 2001 and 2000, revenues derived from foreign countries other than Canada totaled $147, $122 and $161 million, respectively. The financial printing segment had $44, $52 and $109 million in these years, respectively. The globalization segment had revenues of $99 million in 2002, $70 million in 2001, and $52 million in 2000. The outsourcing segment had revenues of $4 million in 2002. Canadian revenues were approximately 4% of the Company’s total sales in 2002, and 5% in 2001 and 6% in 2000. During 2002, 2001, and 2000, revenues derived from Canada totaled $43, $50, and $68 million, respectively.

Item 2.	Properties

      Information regarding the material facilities of the Company, as of December 31, 2002, five of which were leased and eight of which were owned in fee, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street New York, NY	2006	Customer service center, general office space, computer center, and corporate headquarters.	222,000
800 Central Blvd Carlstadt, NJ	2009	Digital printing plant and general office space.	130,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	73,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2005	Customer service center, typesetting, printing plant and general office space.	71,000
60 Queen Victoria Street London, England	2020	Customer service center and general office space.	30,000
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, typesetting, printing plant and general office space.	110,000
2103 East University Drive Dominguez Hills, CA	Owned	Printing plant and general office space.	103,000
411 D Street Boston, MA	Owned	Customer service center, typesetting, printing plant and general office space.	73,000

	Year
	Lease		Square
Location	Expires	Description	Footage

1241 Superior Avenue Cleveland, OH	Owned	Customer service center, typesetting and general office space.	73,000
1931 Market Center Blvd, Dallas, TX	Owned	Customer service center, typesetting and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, typesetting and general office space.	50,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright. The outsourcing solutions business leases most of its machinery and equipment over a term of three years with the expiration of the lease coterminous with the related customer contract. The Company moved to a new leased facility in Chicago during the first half of 2002 and sold its Chicago facility during the third quarter of 2002. Reference is made to Note 14 of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2002.

Supplemental Item. Executive Officers of the Registrant

      The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

	Principal Occupation
Name	During Past Five Years	Age

Robert M. Johnson	Chairman of the Board and Chief Executive Officer of the Company since June 1996; also, President from February 2000 through December 2000. Previously Vice Chairman, President and Chief Executive Officer of the Company from January 1996	57
Carl J. Crosetto	Director since January 2000 and President since December 2000; previously Executive Vice President since December 1998, and Senior Vice President since May 1998; prior to that Director of Sales of the Company	54
Robert J. Baker	Senior Vice President and President of Bowne Enterprise Solutions, L.L.C. since May 2002; previously President of Bowne Enterprise Solutions, L.L.C. since September 2001; previously President of Bowne of New York, L.L.C.	55
C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001, Corporate Controller since February 1999; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company	41

	Principal Occupation
Name	During Past Five Years	Age

Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998; previously Vice President, Human Resources, from January 1998, and Director, Human Resources from February 1997	50
James E. Fagan, Jr.	Senior Vice President and President and Chief Executive Officer of Bowne Global Solutions, Inc. since December 2002; previously Senior Vice President, Strategy and New Business Development from May 2001; previously Senior Vice President and Director of Capital Market Global Sales for R.R. Donnelley	51
Ruth A. Harenchar	Senior Vice President and Chief Information Officer of the Company since July 2002; previously Director, Information Technology Account Management for Ernst & Young L.L.P.	53
Philip E. Kucera	Senior Vice President and General Counsel since December 1998; previously Deputy General Counsel of The Times Mirror Company	60
Joseph O. Miles	Senior Vice President, and Executive Vice President and Chief Operating Officer, Bowne Enterprise Solutions since March 2003; previously Senior Vice President, Marketing from January 2001; previously Vice President, Corporate Marketing for The Bisys Group; previously Marketing Director for KPMG L.L.P.; theretofore Managing Director for Business Development for Dun & Bradstreet	52
David J. Shea	Senior Vice President and President of Bowne Business Solutions, Inc. since May 2002; previously President of Bowne Business Solutions, Inc. since January 2001; previously Executive Vice President, Business Development and Strategic Technology of Bowne Business Solutions, Inc. from July 1998	47
Reed R. Smith	Senior Vice President and President of the Financial Print Division since January 2003; previously President of Financial Print, Eastern Region since March 2000; previously President of Bowne of Atlanta since 1994	45
Kenneth W. Swanson	Senior Vice President, Operations since October 2001; previously Senior Vice President, Manufacturing since December 1998; also President of Bowne Business Communications, Inc. and Bowne of South Bend	46
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President and Corporate Controller since August 2001; previously Vice President-External Financial Reporting for Winstar Communications, Inc. from August 1999; previously Vice President and Corporate Controller of ICG Communications, Inc. from February 1996	38

	Principal Occupation
Name	During Past Five Years	Age

William J. Coote	Vice President and Treasurer since December 1998; formerly Assistant Treasurer from January 1998; previously Manager, Financial Analysis	48
Scott L. Spitzer	Vice President, Associate General Counsel and Corporate Secretary since March 2002; previously Vice President and Associate General Counsel from April 2001; previously Vice President, General Counsel and Secretary of Vital Signs, Inc.	51

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

Share Prices

      The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2002 and 2001 by year and quarters.

			Dividends
			Per
	High	Low	Share

2002
Fourth quarter	$12.14	$8.66	$.055
Third quarter	14.80	9.62	.055
Second quarter	16.21	12.74	.055
First quarter	14.37	11.30	.055

Calendar year	16.21	8.66	$.22

2001
Fourth quarter	$13.80	$9.06	$.055
Third quarter	12.25	8.94	.055
Second quarter	12.50	9.26	.055
First quarter	11.31	9.00	.055

Calendar year	13.80	8.94	$.22

      The closing price of the Company’s common stock on March 14, 2003 was $9.46 per share, and the number of holders of record on that date was approximately 1,305.

Item 6.	Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share information)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data
Revenue	$1,003,326	$1,054,631	$1,179,338	$1,072,729	$906,361
Expenses:
Cost of revenue	(673,952)	(717,662)	(758,482)	(671,708)	(549,198)
Selling and administrative	(268,955)	(264,821)	(294,779)	(276,811)	(238,816)
Depreciation	(40,662)	(41,117)	(42,349)	(39,606)	(33,587)
Amortization	(2,017)	(8,001)	(7,318)	(7,023)	(4,485)
Restructuring charges, integration costs and asset impairment charges	(19,378)	(20,949)	(2,106)	—	—
Gain (loss) on sale of certain printing assets	15,369	(1,858)	—	—	—
Gain on sale of building	4,889	—	—	—	—
Purchased in-process research and development and other charges	—	(800)	—	—	(9,025)

Operating income	18,620	(577)	74,304	77,581	71,250
Interest expense	(7,127)	(6,422)	(7,254)	(6,281)	(5,113)
Other (expense) income, net	(1,993)	1,565	(1,635)	983	2,788

Income (loss) from continuing operations before income taxes	9,500	(5,434)	65,415	72,283	68,925
Income tax expense	(9,145)	(2,281)	(28,145)	(30,220)	(31,486)

Income (loss) from continuing operations	$355	$(7,715)	$37,270	$42,063	$37,439

Balance Sheet Data
Current assets	$261,833	$264,698	$314,508	$309,439	$276,064
Current liabilities	$179,494	$186,556	$180,966	$193,690	$160,638
Working capital	$82,339	$78,142	$133,542	$115,749	$115,426
Current ratio	1.46 to 1	1.42 to 1	1.74 to 1	1.60 to 1	1.72 to 1
Net plant and equipment	$151,557	$163,838	$171,938	$173,293	$166,367
Total assets	$704,402	$637,334	$660,215	$678,624	$642,298
Long-term debt	$142,708	$76,941	$85,676	$47,281	$74,887
Stockholders’ equity	$336,320	$330,029	$360,966	$408,460	$383,171
Per Share Data
Income (loss) from continuing operations:
Basic	$.01	$(.23)	$1.08	$1.14	$1.02
Diluted	$.01	$(.23)	$1.05	$1.12	$1.00
Dividends	$.22	$.22	$.22	$.22	$.20

      The operations of the Internet Consulting and Development segment were discontinued in 2001, accordingly, the amounts above have been restated from previously published numbers to reflect the effect of discontinued operations.

      In addition, in years prior to 2002, revenue and cost of revenue have been restated for all periods to reflect the reclassification of all amounts billed to customers for “out-of-pocket” expenses as revenue in accordance with Emerging Issues Task Force Topic D-103, “Income Statement Characterization of Reimbursements

received for “Out-of-Pocket” Expenses Incurred”. The Company previously recorded these amounts billed as reductions of cost of revenue. The adoption of this provision had no effect on net income. The adoption of this new standard resulted in restatements of revenue and cost of revenue of $60.8 million, $77.5 million, $73.4 million, and $72.0 million for each of the four years ended December 31, 2001 through December 31, 1998, respectively.

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

      Set forth below is a summary of factors the Company believes important and that could cause actual results to differ from the Company’s expectations. The Company is publishing these factors pursuant to the 1995 Act. These factors should not be construed as exhaustive or as an admission regarding the adequacy of disclosure made by the Company prior to the effective date of the 1995 Act. Readers should understand that many factors govern whether any forward-looking statements can or will be achieved. Any one of those results could cause actual results to differ materially from those projected. The words “believe,” “expect,” “anticipate,” “intend,” “aim,” “will” and similar words identify forward-looking statements. The Company cautions readers that the following important factors, along with other items discussed throughout this section, could affect the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed either orally or in writing in any forward-looking statements made by or on behalf of the Company:

•	General economic or capital market conditions affecting the demand for transactional financial printing or other solution offerings.

•	The effects of war or acts of terrorism.

•	Loss or retirement of key executives, employees or technical personnel.

•	The effect of changes within the Company’s organization or in the compensation and benefit plans and the ability of the Company to attract and retain experienced and qualified management and sales personnel.

•	Natural events and acts of God such as earthquakes, fires or floods.

•	The ability of the Company to integrate the operations of acquisitions into its operations.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenue related to transactional financial printing services is affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenue (as a percentage of the Company’s total revenue) relating to the financial printing segment was 64% in 2002, compared to 68% and 78% in 2001 and 2000, respectively. Revenue relating to the financial printing segment has declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

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

      In addition to measures of operating performance determined in accordance with generally accepted accounting principles, management also uses EBITDA and EBITA to evaluate performance. EBITDA is defined as earnings before interest, income taxes, depreciation and amortization expense. EBITA is defined as earnings before interest, income taxes and amortization expense. Segment performance is evaluated exclusive of the disposal of certain assets, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses and other income. EBITDA and EBITA, as adjusted for these items, are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. EBITDA and EBITA are alternatives to, and not replacement measures of, operating performance as determined in accordance with generally accepted accounting principles.

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps over the last two years to bring its costs in line with the level of current market activity.

      In the fourth quarter of 2000 the Company undertook cost cutting initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 3% of the Company’s worldwide workforce. In April 2001 the Company undertook an additional 10% reduction in the financial print segment and related corporate overhead staff.

      In August 2001, in conjunction with the upgrades and investments made to its manufacturing network, Bowne announced the discontinuance of its Chicago pressroom, thus furthering the consolidation of the worldwide manufacturing network. In October 2001, the Company undertook an additional 10% reduction in financial print staffing and related corporate overhead. In total, the cost reduction initiatives taken by the Company in 2001 resulted in a reduction of the Company’s annual cost base for continuing operations by approximately $70 million.

      In September 2002, the Company undertook additional cost cutting initiatives resulting in reductions in fixed and variable costs, and a staff reduction of approximately 2.5% of the Bowne worldwide workforce, primarily in the financial printing segment. These staff reductions resulted in approximately $2.3 million in severance and related personnel costs. These cost reduction initiatives taken by the Company are expected to result in an additional $10 million reduction of the Company’s annual cost base.

      During the fourth quarter of 2002, the Company recorded restructuring, integration and asset impairment charges of $15.8 million in connection with additional workforce reductions, office closings, and the integration of GlobalNet’s operations with BGS. The Company reduced its workforce 6.0%, or approximately 500 employees, during the fourth quarter of 2002. In addition, several offices were closed in both the financial printing and globalization segments. The charges above also included approximately $2.2 million of non-cash asset impairment charges related to the financial print and globalization segments, as a result of the office closings. In connection with its previously announced cost reduction initiatives, the Company expects to incur additional restructuring, integration and asset impairment charges during 2003 ranging from $10 million to $15 million, primarily related to office closings, potential headcount reductions and the integration of GlobalNet’s operations into BGS. These cost reduction initiatives are expected to provide an additional $35 million in annualized cost savings on the Company’s fixed cost base. In addition, the Company may incur additional charges in 2003 if further cost reduction efforts are considered necessary.

      Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its worldwide workforce by approximately 20%, and reduced its annual cost base for continuing operations by approximately $105 million through December 2002.

      Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities in order to service the anticipated eventual return of the capital transactional market. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments due to softness in those markets, as well as the integration of the acquisitions of Mendez and GlobalNet into the existing BGS operation.

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

      The Company also completed two acquisitions during 2002 that affect comparability of results. On September 27, 2002, BGS Companies, Inc. completed the acquisition of GlobalNet from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million. GlobalNet provides globalization and localization services, software testing, translation and interpretation services. The Company expects that the acquisition of GlobalNet will strengthen BGS’s position in the globalization and localization industry and enhance BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base. This acquisition became part of the globalization segment. In December 2002, the Company acquired DecisionQuest, a provider of litigation resources, including trial research, strategic communications and strategic marketing, for approximately $31 million in cash. The purchase agreement also provides for additional payments in the event certain future performance measures are achieved over a one-year period. The Company expects that the acquisition of DecisionQuest will enable BBS to provide a broader and deeper array of outsourced services to the legal industry. This acquisition became part of the outsourcing segment.

      With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

      The Company also completed two other transactions in the third quarter of 2002 that affect comparability of results. The Company sold certain publishing assets and liabilities in its financial printing segment for approximately $15.0 million. The carrying value of liabilities exceeded the carrying value of assets by approximately $0.4 million, therefore the sale resulted in a gain of approximately $15.4 million for the year ended December 31, 2002. The Company also completed the sale of the Chicago office building for approximately $8.3 million, resulting in a gain of $4.9 million during the third quarter of 2002.

Year ended December 31, 2002 compared to Year ended December 31, 2001

          Financial Printing

      Revenue decreased $82,921, or 11%, to $638,269 for the year ended December 31, 2002, with the largest class of service in this segment, transactional financial printing, down $33,004, or 11% to $256,238 in 2002. The market for transactional financial printing remained low and was down during 2002, as compared to 2001, primarily due to the lack of capital market activity in 2002, both domestic and international. Over the past two years, the Company has experienced a continued decline in transactional financial printing revenue as the result of the capital market downturn. Total transactional revenues in 2002 were the lowest in seven years. Despite this downturn, the Company continues to maintain its industry leading market share in both the domestic and international markets. During the year ended December 31, 2002, the Company performed financial printing services for two of the largest IPOs in the market, Travelers Property Casualty and Nestle’s spin-off of Alcon, and for 45% of all IPOs registered in the U.S. in that period. The Company also performed financial printing services for some significant mergers and acquisitions transactions during 2002, including more than 40% of transactions over $50 million that required printing during the year.

      The international market was also affected by the downturn in the capital markets, with 2002 revenues of $87,467 compared to 2001 revenues of $102,190, a 14% decline. We believe that our share of this competitive market has remained stable and that we continue to be the leading provider of services in most international markets. In Europe, the Company performed the financial printing services for the Schering acquisition of Collateral Theurapeutics, and Barilla’s acquisition of Kamps. Also, revenue increased in Asia, mainly from

China, Korea and Taiwan, and the Company performed financial printing services during the second quarter of 2002 for the Bank of China initial public offering.

      The resources that the Company commits to the transactional financial market are significant and management continues to balance these resources with market conditions. During 2002, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing some sales offices. As of year end, financial print staffing levels were below the level of 1996. During 2002, total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $7,034, compared to $6,567 in 2001.

      Commercial printing revenue decreased $32,861, or 49%, primarily as a result of the decreased demand for commercial printing services, as well as the sale of the Company’s Montreal commercial printing operations in June 2001 and a decision by the Company to focus on higher margin work. Digital printing revenue decreased $5,477, or 20%, due to decreased volumes of statement printing, as well as a decision by the Company to focus on higher margin digital printing work. Mutual fund revenue decreased $14,685, or 9%, primarily due to the consolidation of funds and tightened spending by mutual funds in reaction to slowness in the financial markets. These decreases were offset to some degree by increased revenue from corporate reporting. Revenue from these services increased by $5,963, or 4%, compared to 2001.

      Gross margin contribution of this segment decreased by $9,604. However, the gross margin percentage increased by approximately three percentage points to 38%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $10,307 or 5%, to $189,136, primarily as a result of cost reductions implemented during the year, including realizing the full effect of the workforce reductions during the second and fourth quarters of 2001. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately two percentage points to 30%. This increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      EBITDA from this segment for 2002 was $66,936, including $7,034 of restructuring and asset impairment charges and $20,258 in gains from the sales of the publishing assets and the Chicago office building previously described. This was an increase of $22,352, or 50%, over EBITDA of $44,584 in 2001, which included $6,567 of restructuring and asset impairment charges and a $1,858 loss on the sale of the commercial printing operation in Montreal. The improvement in EBITDA is primarily a result of the asset sales in 2002, as well as the Company’s cost reduction initiatives over the last two years. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

          Outsourcing

      Revenue increased $2,095, or 1%, to $233,886 for the year ended December 31, 2002. The slight increase is attributed to both the acquisition of DMS in April 2001 and the acquisition of DecisionQuest in December 2002. Other revenue was down slightly compared to the prior year, as volume growth on existing client contracts and new customers was more than offset by decreased revenue from certain existing customers due to the sustained downturn in the capital markets, as well as lost revenue from former customers who have gone out of business or are in bankruptcy.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements.

      Gross margin from this segment increased $1,898, or 4%, while the margin percentage increased approximately one percentage point to 21%. This increase in gross margin percentage is directly related to cost cutting initiatives such as the 2001 workforce reduction, a continued focus on driving productivity while improving costs, and improving bottom line growth through effective asset management and automation. This was partially offset by lower resource utilization at investment banking clients due to decreased volumes as a result of the downturn in the capital markets.

      Selling and administrative expenses increased $1,777, or 5%, to $35,526, and as a percent of sales, it increased by approximately one percentage point to 15%. This increase is caused by an increase in certain administrative costs, including facilities costs, and the acquisition of DMS and DecisionQuest.

      During 2002, the outsourcing segment incurred $420 in severance-related restructuring charges and $1,300 in non-cash asset impairment charges, compared to $5,412 of restructuring and asset impairment charges in 2001.

      EBITDA from this segment in 2002 was $11,415, including $1,720 of restructuring and asset impairment charges. This was an increase of $3,813, or 50%, over EBITDA of $7,602 in 2001, which included $5,412 of restructuring and asset impairment charges. The improvement in EBITDA was primarily a result of the lower restructuring and asset impairment charges in 2002. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

          Globalization

      Revenue increased $29,521, or 29%, to $131,171 in 2002. This is due to the acquisition of Mendez in August 2001 and GlobalNet in September of 2002. The acquisition related increases were offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. In addition, 2001 benefited from a large one-time project for a significant customer. The Company anticipates increased revenue in 2003 as a result of the GlobalNet acquisition as well as through organic growth.

      Gross margin from this segment was nearly flat at $37,864, while the gross margin percentage decreased approximately eight percentage points to 29%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, is the principal cause of the margin decline. The Company has attempted to align its resource levels with the lower level of revenue, but because of restrictive labor laws in most European countries, where the majority of BGS’ employees work, this process took most of the year. In addition, constant price pressure throughout the industry has eroded margins. The Company anticipates margin improvement as it continues to merge redundant facilities and further integrates BGS’s workforce with that of GlobalNet.

      Selling and administrative expenses increased $12,661, or 40%, to $44,291, and as a percentage of revenue increased approximately three percentage points to 34%. The increase in selling and administrative expenses is generally related to the acquisitions of Mendez and GlobalNet. The increase as a percentage of revenue is primarily due to lower than expected revenue growth on a higher fixed cost base. The Company expects this segment to benefit from economies of scale created by the acquisition of GlobalNet and anticipates cost savings as it merges redundant facilities and integrates the two workforces, resulting in a reduction of these costs as a percentage of sales.

      During 2002, restructuring, integration and asset impairment charges related to the globalization segment were $10,624. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, EBITDA for this segment in 2002 was a loss of $17,052, including $10,624 of restructuring, integration and asset impairment charges. This compares to EBITDA in 2001 of $180, which included $5,945 of restructuring, integration and asset impairment charges. The Company expects this segment’s EBITDA to improve in 2003 for the reasons discussed above. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

      During 2002, the globalization segment’s goodwill balance increased by $40,833 to $107,766, primarily as a result of the GlobalNet acquisition. As part of the Company’s year-end impairment testing, this segment’s fair value was higher than its carrying value, and therefore the goodwill balance was not impaired. The Company will continue to monitor the globalization segment’s results compared to projections. If the globalization segment does not meet its projected operating results, then a non-cash goodwill impairment charge could potentially result.

          Summary

      Overall revenue decreased $51,305, or 5%, to $1,003,326. The decrease is attributed to the decline in financial printing partially offset by increases in outsourcing and globalization. There was a $7,595, or 2%, decrease in gross margin, however, the gross margin percentage increased approximately one percentage point to 33%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001 and 2002, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses on a company-wide basis increased $4,134, or 2%, to $268,955. This category is affected by increased selling and administrative expenses from the acquisitions of Mendez, DMS, GlobalNet and DecisionQuest, offset by decreases primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending. As a percentage of sales, these expenses increased by approximately two percentage points to 27%. This percentage increase is primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $455, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and reduced capital expenditures in recent years. Amortization decreased $5,984 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      There were $19,378 in restructuring, integration, and asset impairment charges in 2002, as compared to $20,949 in the prior year, as discussed in Note 18 to the financial statements.

      Interest expense increased $705, an 11% increase, as a result of a combination of a higher average interest rate in the current year (5.2% for the year ended December 31, 2002, as compared to 4.6% for the same period in 2001), and higher average borrowings in 2002 ($133 million for the year ended December 31, 2002, as compared to $123 million for the same period in 2001).

      The gain (loss) on sale of certain printing assets relates to the sale of certain publishing assets and liabilities associated with its financial print segment (gain of $15,369) in 2002, as discussed in Note 3 to the financial statements, and to the sale of the commercial print operation in Montreal (loss of $1,858) in 2001.

      The gain on the sale of building relates to the sale of the Company’s Chicago office building (gain of $4,889) in the current year, as discussed in Note 3 to the financial statements.

      The overall effective income tax rate was impacted significantly because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, the Company’s non-deductible items grew as a percentage of pre-tax income from 2001 to 2002.

      As a result of the foregoing, income from continuing operations for 2002 was $355 as compared to a loss of $7,715 for the same period last year.

Year ended December 31, 2001 compared to Year ended December 31, 2000

          Financial Printing

      Revenue decreased $197,636, or 22%, to $721,190 for the year ended December 31, 2001. The largest class of service in this segment, transactional financial printing, decreased nearly 40%, or $191,679, to $289,242 in 2001. Total transactional revenues in 2001 were the lowest in six years. This was due to the overall contraction in the capital markets in 2001, both domestic and international. This was a continued decline from what the Company experienced in the second half of 2000 in the domestic capital markets.

      In 2001, the domestic capital market experienced a significant reduction in the number of transactions being successfully completed. In particular, the market for initial public offerings severely constricted. The IPO market was down approximately 80% and the M & A market was down approximately 30% to 40%. While we continued to maintain our share of this market in 2001, the reduced activity impacted our revenues and gross margins since, historically, transactional financial print revenues are our most profitable class of service.

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

      The resources that the Company commits to the transactional financial market are significant and management continued to balance these resources with market conditions. During 2001, the Company responded to the continued lower levels of activity in the capital markets by reducing its staffing and other operating expenses. By the end of 2001, financial print staffing levels were at approximately the same level as in 1996. Restructuring charges of $5,698 were incurred as a result of these programs. During 2001, total restructuring and asset impairment charges related to the financial printing segment were $6,567, compared to $2,106 in 2000.

      The decrease in transactional financial printing revenue was offset to some degree by increased revenue from mutual fund services and corporate reporting. Revenue from these services increased by $25,031, or 9%, compared to 2000. These services are important because they provide a more stable volume of work than transactional financial printing and we expect these services to be less cyclical. Most of the work performed for clients in these markets is driven by long-term relationships.

      Other non-transactional revenue, including revenue from commercial printing, insurance company services, digital printing and publishing services, decreased by $30,988, or 21%, as a result of a decline in general economic conditions in 2001.

      Gross margin contributed by this segment decreased by $111,389 while the margin percentage slid nearly five percentage points to 35%. The margins in the transactional financial printing service were negatively impacted by lower resource utilization due to the volatility of the capital markets. In addition, the faster growing services of mutual fund and corporate printing contributed at a lower marginal rate.

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

      As a result of the foregoing, EBITDA for this segment in 2001 was $44,584, including $6,567 of restructuring and asset impairment charges and a $1,858 loss on the sale of the commercial printing operation in Montreal. This was a decrease of $72,212, or 62%, compared to EBITDA of $116,796 in 2000, which included $2,106 of restructuring and asset impairment charges. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

          Outsourcing

      Revenue increased $40,174, or 21%, to $231,791 for the year ended December 31, 2001. The increase was attributed to volume growth on existing client contracts, strong new business performance driving incremental revenue of $24,900, and the acquisition of DMS in April 2001. These increases were partially offset by decreased revenue from certain existing customers due to client downsizings and the sustained downturn in the capital markets. Revenue from DMS during 2001 was $10,932, therefore, organic revenue growth was approximately 15%.

      Gross profit from this segment increased by $10,042 and the gross margin percentage increased by one percentage point from 19% to 20%. This increase in gross margin percentage was directly related to cost cutting initiatives such as the 2001 workforce reduction and continued focus on driving bottom line growth through effective asset management and automation. This was partially offset by lower resource utilization at certain clients due to the decreased volumes related to the downturn in the capital markets. Selling and administrative expenses increased $5,824 and remained flat as a percent of revenue.

      During 2001, restructuring and asset impairment charges related to the outsourcing segment were $5,412. These charges primarily related to workforce reductions, equipment write-offs and asset impairments.

      As a result of the foregoing, EBITDA for this segment in 2001 was $7,602, including $5,412 of restructuring and asset impairment charges. This was a decrease of $1,193, or 14%, compared to EBITDA of $8,795 in 2000. No restructuring or asset impairment charges were recorded in 2000. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

          Globalization

      Revenue from this segment increased by $32,755, or 48%, to $101,650. Approximately $20,624 of this increase was due to the acquisition of Mendez at the end of August 2001. The remaining increase of $12,131, representing organic growth of 18%, was from a combination of increased business from existing customers and new customers. Some of the business from existing customers was related to nonrecurring projects.

      Gross margin increased 86%, or $17,461, to $37,754, while gross margin percentage increased by eight percentage points to 37%. This was achieved by streamlining certain processes, improving our resource utilization and focusing on our more profitable services and customer contracts and synergies realized with the acquisition of Mendez. In addition, the increased revenue enabled the Company to operate at a level that absorbed more of its fixed costs.

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

      As a result of the foregoing, EBITDA for this segment in 2001 was $180, including $5,945 of restructuring, integration and asset impairment charges. This was an increase of $1,800 compared to the 2000

EBITDA loss of $1,620. Refer to Note 16 of the Consolidated Financial Statements for additional segment financial information and reconciliation of EBITDA to pre-tax income (loss).

          Summary

      As a result of the foregoing, overall revenue decreased by 11% to $1,054,631, a decrease of $124,707. The decrease was attributed to the large decline in transactional financial printing partially offset by increases in outsourcing and globalization. There was an $83,887 decrease in gross margin and the gross margin percentage decreased approximately four percentage points to 32%. This decrease was attributable to the declines in the Company’s financial printing segment, partially offset by improvements in the globalization segment.

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

      There was an operating loss of $577 in 2001, compared with operating income of $74,304 in 2000, a decrease of $74,881 primarily related to reduced sales and gross profits, as well as higher restructuring and asset impairment charges.

      Interest expense decreased by $832, an 11% decrease, resulting primarily from lower interest rates in the current year, partially offset by higher average borrowings.

      Other income (expense), net consists of interest income, realized losses on sales of marketable securities and other assets, foreign currency transaction gains and losses, and litigation accruals. The other income of $1,565 in 2001 compared to expense of $1,635 in the prior year is primarily due to an accrual in connection with a matter in litigation in 2000.

      The loss on sale of certain printing assets in 2001 relates to the sale of the commercial printing operation in Montreal.

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

      As a result of the foregoing, net loss from continuing operations was $7,715 compared to net income of $37,270 for the same period in 2000, a decrease of $44,985.

      As previously discussed, the Company discontinued its Internet consulting and development segment, which resulted in losses of $16,363 and $30,262 in 2001 and 2000, respectively. The net loss of the Company was $24,078 for 2001, as compared to net income of $7,008 in 2000.

2003 Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, compounded by world events in general, make it difficult at present to project future activity (also refer to the first two paragraphs of this Item 7).

      During 2003, the Company expects improved results over our comparable 2002 results. The results of our financial print business will continue to be impacted by the anticipated softness in the capital markets, both domestically and internationally. We expect improvement at both BBS and BGS as we integrate recent acquisitions into existing operations.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate that full year 2003 results will be in the ranges shown below. The outlook reflects results from continuing operations, and the per share information excludes any restructuring charges, integration costs or one-time items. The Company anticipates $10 million to $15 million in charges related to previously announced cost containment initiatives and the integration of the GlobalNet acquisition. In addition, the Company may incur additional charges in 2003 if further cost reduction efforts are considered necessary.

Full-year 2003

Revenue	Approx. $1.1 billion
Diluted earnings per share, in the range of	$0.30 to $0.60
Capital expenditures	Approx. $30 million

Liquidity and Capital Resources

      On December 31, 2002, the Company had a working capital ratio of 1.46 to 1 and working capital of $82,339. On December 31, 2001, the Company had a working capital ratio of 1.42 to 1 and working capital of $78,142. An increase of approximately $37 million in working capital is due to the decrease in the current portion of long-term debt as a result of renewing the revolving line of credit, since this debt was classified as current at December 31, 2001 and is classified as long-term at December 31, 2002. In addition, approximately $16 million of the increase in working capital is due to the acquisition of GlobalNet on September 27, 2002. This acquisition was funded with long-term debt. These increases in working capital were offset by a decrease in prepaid expenses related to an income tax receivable, as well as a decrease in accounts receivable of approximately $20 million (excluding the effect of acquisitions) as a result of better collections in 2002. There was also an increase in accrued expenses related to higher restructuring accruals in the current year.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.3%. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The Company completed its new three-year $175 million revolving credit facility on July 2, 2002, which had an outstanding balance of $64 million at December 31, 2002. The new credit agreement bears interest at LIBOR plus 105-200 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios.

      The terms of the new notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of December 31, 2002. The senior unsecured notes and revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries.

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and private placement notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendment, the Company will be required to meet revised debt-to-EBITDA and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the amendment, the Company has agreed to provide accounts receivable as collateral. The collateral will be shared proportionally between the parties to the revolving credit agreement and the senior unsecured notes. In addition, interest rates charged under the revolving credit agreement have increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior unsecured notes have increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements. The Company expects to pay an amendment fee to approving lenders of approximately $0.9 million, which will be amortized to interest expense over the period covered by the amendment.

      If the Company failed to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to obtain a waiver or unable to provide an allowable remedy for such event of default, the Company’s lenders would be entitled to certain remedies, including the ability to terminate their loan commitments and to demand immediate repayment, including payment in full. Were the Company’s lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. While the Company believes it would be able to obtain replacement financing, the Company’s ability to secure such replacement financing could not be guaranteed, and if necessary, such financing could carry higher costs.

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, and meet the debt service requirements. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      Capital expenditures for the year ended December 31, 2002 were $29,543. The Company plans capital spending in a similar range for 2003 (approximately $30 million).

Cash Flows

      Our focus on cash management continues, including managing receivables, inventory and free cash flow. Year-to-date average days sales outstanding improved to 70 days in 2002 from 75 days in 2001. The Company had net cash provided by operating activities of $74,788, $72,435, and $56,652 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by operating activities in 2002 reflects an increase in accrued expenses, as opposed to a decrease in that line item in the prior year. This change is primarily caused by higher accruals for restructuring charges. Offsetting this is a smaller decrease in accounts receivable than experienced in the prior year, and a slight increase in inventory in the current year as opposed to a decrease in the prior year. Overall, cash provided by operating activities from continuing operations decreased by almost $10 million. Additionally, cash used in discontinued operations in 2002 was almost $12 million lower than in 2001. The increase in 2001 reflects the impact of significant decreases in accounts receivable and inventory during 2001, as opposed to increases in those asset classes in 2000. These changes in accounts receivable and inventory were offset by the impact of lower net income of approximately $31 million in 2001. The change in prepaid assets provided an increase to cash flow from operations in 2001 of $20 million, as there was a large prepaid balance at December 31, 2000 consisting of a net overpayment of estimated income taxes and equipment deposits that were awaiting reimbursement under a synthetic lease agreement.

There were also significant decreases in the employee compensation and benefits and accrued expense categories.

      Net cash used in investing activities was $92,445, $94,801, and $44,809 for the years ended December 31, 2002, 2001 and 2000, respectively. The change from 2001 to 2002 was primarily a result of a decreased level of capital expenditures in 2002, as well as proceeds recognized on the sale of certain printing assets and the Chicago building in 2002. This was offset partially by a higher amount of cash paid for acquisitions than in 2001, connected with the GlobalNet and DecisionQuest acquisitions. The increase in 2001 was primarily a result of a higher amount of cash paid for acquisitions than in 2000, connected with the Mendez and DMS acquisitions. This was offset partially by a decreased level of capital expenditures in 2001.

      Net cash provided by (used in) financing activities was $22,769, $19,833, and $(11,999), for the years ended December 31, 2002, 2001 and 2000, respectively. The change in 2002 primarily resulted from slightly higher net borrowings in 2002, as compared to 2001, as well as slightly higher proceeds from stock option exercises. The change in 2001 primarily resulted from less funds used to acquire treasury stock (resulting in a decrease in cash used for that purpose of $43 million in 2001). This is offset by lower net borrowings in 2001, as compared to 2000, of $13 million.

      During the year ended December 31, 2000, the Company used approximately $43 million to repurchase shares of its common stock, in accordance with the Board of Directors authorization of the Company’s stock repurchase program. These funds were provided through net borrowings during 2000. In the year ended December 31, 2001, the Company used approximately $90 thousand to repurchase shares of its common stock. No shares were repurchased during the year ended December 31, 2002.

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

      One operating lease is for printing equipment in the U.S. and Canada funded through a master agreement administered by a commercial bank and is commonly referred to as a synthetic lease. At the expiration of the lease in April 2003, the Company has the right to roll the arrangement into a new lease or purchase the equipment for a guaranteed residual value. As of December 31, 2002, the lease payments were based on the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points). The equipment under this lease as of December 31, 2002 has an aggregate residual value of approximately $16.6 million, all of which is included in the table below in the future minimum synthetic lease payment amounts. The Company has borrowed the maximum under the agreement, leasing equipment with an aggregate initial cost of approximately $23 million. Since this equipment is integral to the Company’s operations, the Company will either buy the equipment or renew the lease when the lease expires.

      The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Period

Contractual		Less than	2	3	4	5	Beyond
Obligations	Total	1 year	years	years	years	years	5 years

Debt	$143,137	$437	$2,291	$64,475	$604	$25,173	$50,157
Operating leases	208,630	46,701	40,378	29,206	21,340	16,470	54,535
Capital lease obligations	68	60	8	—	—	—	—
Synthetic lease	17,246	17,246	—	—	—	—	—
Unconditional purchase obligations	5,947	1,200	1,800	2,947	—	—	—

Total contractual cash obligations	$375,028	$65,644	$44,477	$96,628	$21,944	$41,643	$104,692

      The operating lease obligations shown in the preceding table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required under these agreements. The Company also has issued standby letters of credit in the ordinary course of business totaling $3,191. These letters of credit expire in 2003 ($2,485), 2004 ($515) and 2006 ($191). The Company also has issued a guarantee of up to $6 million Canadian dollars related to a credit facility of its Canadian subsidiary, which would require payment by the Company in the event of default on payment. The amount outstanding under this credit facility at December 31, 2002 was US$1,431. The Company does not use derivatives, variable interest entities, or any other form of off-balance sheet financing.

      The Company is involved in certain minor joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from these arrangements will not be significant to the Company’s financial condition or results of operations.

The Application of Critical Accounting Policies

      The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting polices are disclosed in Note 1 to the Consolidated Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of revenue under the percentage of completion method of accounting, allowance for doubtful accounts, valuation of goodwill and other intangible assets, income tax provision and deferred taxes, restructuring costs, actuarial assumptions for employee benefit plans, and contingent liabilities related to litigation and other claims and assessments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that the estimates and assumptions it uses in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome, and therefore, actual results could differ from these estimates.

      The Company has identified its critical accounting policies and estimates below. These are policies and estimates that the Company believes are the most important in portraying the Company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit Committee of the Company’s Board of Directors.

      Accounting for Goodwill and Intangible Assets — Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.

      In accordance with Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”), “Business Combinations,” the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are amortized to expense over time, while in-process research and development costs, if any, are recorded as a one-time charge at the acquisition date if it is determined that it has no alternative future use. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

      The Company has acquired certain identifiable intangible assets in connection with its acquisitions of Donnelley Enterprise Solutions Inc. in 1998, DMS and Mendez in 2001, and GlobalNet and DecisionQuest in 2002. These identifiable intangible assets primarily consist of the value associated with customer relationships, trade name, covenants not to compete, software licenses and proprietary technology. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent 3rd party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the software licenses were derived using the market approach, which is based upon the value of similar or alternative technology. This approach was used due to the uncertainty regarding the amount of future cash flows to be generated from the software license. The value of the trade name was determined using an estimated market-based royalty rate applied to projected future revenue. The value of the proprietary technology was based on estimated replacement cost. The value of the covenant not to compete was determined using a discounted cash flow methodology. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

      As discussed in Note 7 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. We completed our initial transitional test for goodwill impairment as of June 30, 2002, the result of which concluded that the goodwill balance was not impaired. At December 31, 2002, our goodwill balance was $226,386, which primarily related to the globalization segment ($107,766) and the outsourcing segment ($102,785).

      In testing for potential impairment of goodwill, SFAS 142 requires the Company to: 1) allocate goodwill to the reporting units to which the acquired goodwill relates, 2) estimate the fair value of those reporting units to which goodwill relates, and 3) determine the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined.

      Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. For impairment testing purposes, the Company has utilized the services of independent consultants to perform valuations of the Company’s reporting units that contained significant balances of goodwill. The fair value of the Company’s reporting units was estimated based on discounted expected future cash flows using a weighted average cost of capital rate. Additionally, an assumed terminal growth rate was used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal growth rates and the discount rate require considerable judgment and are based upon historical experience, financial forecasts, and industry trends and conditions. These assumptions are consistent with the plans and estimates we use to manage the underlying business.

      Based on our estimates, the Company has concluded that there is no impairment of goodwill. However, a decline in expected cash flows or the estimated terminal value could cause reporting units to be valued differently. If the reporting units do not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Company’s reporting units. Additionally, an increase in the assumed discount rate (weighted average cost of capital) could also result in goodwill impairment.

      Revenue Recognition — The Company recognizes revenue for substantially all services within its financial print and outsourcing segments when products or services are delivered to customers or when completed. Revenue for services provided within the Company’s globalization segment are recognized under the percentage of completion method, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various elements of the contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the provision become known. The Company believes these revenue recognition methods best represent when the Company has earned revenue.

      Allowance for Doubtful Accounts — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2002, the Company had an allowance for doubtful accounts of $16,142.

      Accounting for Income Taxes — Accounting for taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur liabilities in excess of those currently recorded. The Company uses an estimate of its annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact the Company’s overall effective tax rate.

      The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      At December 31, 2002 and 2001, the Company had deferred tax assets in excess of deferred tax liabilities of $12,675 and $5,102, respectively. At December 31, 2002 and 2001, management determined that it is more likely than not that $7,671 and $3,052, respectively, of such assets will be realized, resulting in a valuation allowance of $5,004 and $2,050, respectively.

      The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

      Accounting for Pensions — The Company sponsors a defined benefit pension plan in the U.S. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plan. The primary assumptions used in calculating pension expense and liability are related to the expected rate of return on plan assets, projected salary increases, and the discount rate at which the future obligations are discounted to value the liability. The annual measurement date for these assumptions is December 31.

      The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. Since 1998, the Company had been using an expected return on plan assets assumption of 9.5%, which was consistent with the long-term asset returns of the portfolio. During 2002, management lowered the expected rate of return assumption to 9.0% due to the expected lower future performance of the U.S. equity markets. Each 0.5 percentage point change in the assumed long-term rate of return would result in a $0.25 million change in pension expense.

      The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past two years.

      The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.5% at December 31, 2002, compared to 7.25% at December 31, 2001 and 7.75% at December 31, 2000. The 7.25% percent at December 31, 2001 was used to calculate the 2002 pension expense. Each 0.5 percentage point change in the discount rate would result in a $6.5 million change in the projected pension benefit obligation and a $0.6 million change in pension expense.

      Restructuring Accrual — During fiscal 2002 and 2001, the Company recorded significant restructuring charges representing the direct costs of downsizing our business. Prior to the fourth quarter of 2002, these costs were accrued in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” During the fourth quarter of 2002, the Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan.

      As a component of the 2002 restructuring charge of $19.4 million, the Company recorded an expense related to facility closures and lease termination costs totaling $3.3 million. The recorded amount was based on the fair value of contractual obligations contained in the leases (net of estimated sublease income) discounted using a credit-adjusted risk-free rate. This expense was recorded using our estimates of future expected cash flows associated with these office closings. The liability associated with the facility closures will be adjusted for revisions related to the timing and amount of estimated cash flows in the period they become known.

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

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and will be adopted by the Company effective fiscal 2003. The Company believes adoption of this standard will not have a material effect on its financial statements.

      In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated in the fourth quarter of 2002. The impact of adoption of the statement was to recognize those charges relating to the Company’s restructuring plan that had met the liability recognition criteria under SFAS 146. Certain charges that did not meet the liability recognition criteria will be recognized in future periods as the plan is implemented. Such charges to be recognized in future periods are estimated to be approximately $7 million, and are included in the $10 million to $15 million of expected restructuring charges in connection with previously announced cost initiatives described on page 14.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standard No. 123 (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.

SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company continues to apply APB Opinion No. 25 and related interpretations, the Company has adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment and the outsourcing segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. We do not use derivative instruments in our short-term investment portfolio. Our senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), and had an average interest rate of approximately 7% for the year ended December 31, 2002. Amounts borrowed under the new three-year $175 million revolving credit facility that was signed in July 2002 bear interest at LIBOR plus 105-200 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the year ended December 31, 2002, the average interest rate on both the new and old lines of credit approximated 3%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.7 million, based on the average outstanding balances under the revolving credit facility during the year ended December 31, 2002. The rental payments on the Company’s synthetic lease are based upon the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease is based on Canadian LIBOR plus 35 basis points). The synthetic lease had a remaining principal balance of $17.2 million as of December 31, 2002. Since this equipment is integral to the Company’s operations, the Company will either buy the equipment or renew the lease when the lease expires.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income (loss) of $12,102 and $(4,086) in its statements of comprehensive income (loss) for the years ended December 31, 2002 and 2001. This income (loss) is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bowne & Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2002, and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the year ended December 31, 2002. As discussed in Note 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in the fourth quarter of the year ended December 31, 2002.

KPMG LLP

New York, New York

February 19, 2003

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share information)
Revenue	$1,003,326	$1,054,631	$1,179,338
Expenses:
Cost of revenue	(673,952)	(717,662)	(758,482)
Selling and administrative	(268,955)	(264,821)	(294,779)
Depreciation	(40,662)	(41,117)	(42,349)
Amortization	(2,017)	(8,001)	(7,318)
Restructuring charges, integration costs and asset impairment charges	(19,378)	(20,949)	(2,106)
Gain (loss) on sale of certain printing assets	15,369	(1,858)	—
Gain on sale of building	4,889	—	—
Purchased in-process research and development	—	(800)	—

	(984,706)	(1,055,208)	(1,105,034)

Operating income (loss)	18,620	(577)	74,304
Interest expense	(7,127)	(6,422)	(7,254)
Other (expense) income, net	(1,993)	1,565	(1,635)

Income (loss) from continuing operations before income taxes	9,500	(5,434)	65,415
Income tax expense	(9,145)	(2,281)	(28,145)

Income (loss) from continuing operations	355	(7,715)	37,270

Discontinued operations:
Loss from discontinued operations (less applicable tax benefit of $9,060 and $12,120 in 2001 and 2000, respectively)	—	(16,363)	(30,262)

Net income (loss)	$355	$(24,078)	$7,008

Earnings (loss) per share from continuing operations:
Basic	$.01	$(.23)	$1.08
Diluted	$.01	$(.23)	$1.05
Loss per share from discontinued operations:
Basic	$—	$(.49)	$(.88)
Diluted	$—	$(.49)	$(.88)
Total earnings (loss) per share:
Basic	$.01	$(.73)	$.20
Diluted	$.01	$(.73)	$.20

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share information)
Assets
Current assets:
Cash and cash equivalents	$32,881	$27,769
Marketable securities	1,814	3,407
Accounts receivable, less allowance for doubtful accounts of $16,142 (2002) and $14,808 (2001)	176,984	174,598
Inventories	19,555	19,453
Prepaid expenses and other current assets	30,599	39,471

Total current assets	261,833	264,698
Property, plant and equipment at cost, less accumulated depreciation of $265,583 (2002) and $255,670 (2001)	151,557	163,838
Other noncurrent assets:
Goodwill, less accumulated amortization of $31,466 (2002) and $30,337 (2001)	226,386	172,321
Intangible assets, less accumulated amortization of $5,034 (2002) and $3,050 (2001)	41,573	25,254
Deferred income taxes	3,759	3,052
Other	19,294	8,171

Total assets	$704,402	$637,334

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$497	$38,079
Accounts payable	44,370	40,252
Employee compensation and benefits	50,045	47,011
Accrued expenses and other obligations	84,582	61,214

Total current liabilities	179,494	186,556
Other liabilities:
Long-term debt — net of current portion	142,708	76,941
Deferred employee compensation and other	45,880	43,808

Total liabilities	368,082	307,305

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 40,129,833 shares (2002) and 39,855,734 shares (2001)	401	398
Additional paid-in capital	53,881	50,879
Retained earnings	339,913	346,920
Treasury stock, at cost, 6,567,214 shares (2002) and 6,683,653 shares (2001)	(57,920)	(58,908)
Accumulated other comprehensive income (loss), net	45	(9,260)

Total stockholders’ equity	336,320	330,029

Total liabilities and stockholders’ equity	$704,402	$637,334

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$355	$(24,078)	$7,008
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,662	41,117	42,349
Amortization	2,017	8,001	7,318
Asset impairment charges	2,876	7,456	—
Purchased in-process research and development	—	800	—
Provision for doubtful accounts	7,828	12,081	9,999
(Gain) loss on sale of certain printing assets	(15,369)	1,858	—
Gain on sale of building	(4,889)	—	—
Loss on disposal of fixed assets	1,144	2,235	661
Gain on sales of securities and other investments	—	—	(104)
Provision for deferred employee compensation	11,485	6,464	6,643
Loss from discontinued operations, net of tax	—	16,363	30,262
Deferred income taxes	(707)	3,409	(2,041)
Other	(6,727)	(5,696)	176
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions:
Accounts receivable	20,455	44,143	(7,225)
Inventories	(496)	13,233	(2,578)
Prepaid expenses and other current assets	6,105	8,172	(11,885)
Accounts payable	(2,956)	(10,574)	(8,513)
Employee compensation and benefits	(6,279)	(23,074)	(2,253)
Accrued expenses and other obligations	21,669	(15,169)	8,172

Net cash provided by operating activities — continuing operations	77,173	86,741	77,989

Cash used in discontinued operations	(2,385)	(14,306)	(21,337)

Net cash provided by operating activities	74,788	72,435	56,652

Cash flows from investing activities:
Purchase of property, plant and equipment	(29,543)	(39,478)	(44,114)
Proceeds from the sale of fixed assets	564	664	1,127
Acquisition of businesses, net of cash acquired	(86,761)	(59,863)	(5,937)
Proceeds from sale of certain assets, including $2,471 of notes received in 2001	15,000	4,876	5,000
Purchase of marketable securities and other investments	—	(1,000)	(1,000)
Proceeds from sale of building	8,295	—	—
Proceeds from sales of marketable securities and other investments	—	—	115

Net cash used in investing activities	(92,445)	(94,801)	(44,809)

Cash flows from financing activities:
Proceeds from borrowings	368,244	299,781	223,166
Payment of debt	(340,951)	(274,361)	(185,185)
Proceeds from stock options exercised	2,838	1,778	414
Payment of dividends	(7,362)	(7,275)	(7,620)
Purchase of treasury stock	—	(90)	(42,774)

Net cash provided by (used in) financing activities	22,769	19,833	(11,999)

Net increase (decrease) in cash and cash equivalents	5,112	(2,533)	(156)
Cash and Cash Equivalents — Beginning of year	27,769	30,302	30,458

Cash and Cash Equivalents — End of year	$32,881	$27,769	$30,302

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2002, 2001, and 2000

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

	(In thousands, except per share information)
Balance at January 1, 2000	$396	$45,561	$378,885	$(35)	$(16,347)	$408,460
Comprehensive income (loss):
Net income			7,008			7,008
Foreign currency translation adjustment				(4,311)		(4,311)
Unrealized losses on securities:
Unrealized holding losses arising during the period				(5,751)		(5,751)
Less: reclassification adjustment for gains included in net income				(104)		(104)
Income tax benefit related to unrealized holding losses				2,811		2,811

Comprehensive loss						(347)

Cash dividends ($.22 per share)			(7,620)			(7,620)
Acquisition of treasury stock					(42,774)	(42,774)
Noncash stock compensation		2,610			223	2,833
Exercise of stock options	1	413				414

Balance at December 31, 2000	$397	$48,584	$378,273	$(7,390)	$(58,898)	$360,966
Comprehensive income (loss):
Net loss			(24,078)			(24,078)
Foreign currency translation adjustment				(4,086)		(4,086)
Reclassification adjustment for the recognized foreign currency translation loss relating to the sale of subsidiary				1,262		1,262
Unrealized gains on securities:
Unrealized holding gains arising during the period				1,495		1,495
Income tax expense related to unrealized holding gains				(541)		(541)

Comprehensive loss						(25,948)

Cash dividends ($.22 per share)			(7,275)			(7,275)
Acquisition of treasury stock					(90)	(90)
Noncash stock compensation		518			80	598
Exercise of stock options	1	1,777				1,778

Balance at December 31, 2001	$398	$50,879	$346,920	$(9,260)	$(58,908)	$330,029
Comprehensive income (loss):
Net income			355			355
Foreign currency translation adjustment				12,102		12,102
Minimum pension liability adjustment (net of tax effect)				(1,994)		(1,994)
Unrealized losses on securities:
Unrealized holding losses arising during the period				(1,338)		(1,338)
Income tax benefit related to unrealized holding losses				535		535

Comprehensive income						9,660

Cash dividends ($.22 per share)			(7,362)			(7,362)
Noncash stock compensation		642			513	1,155
Exercise of stock options	3	2,360			475	2,838

Balance at December 31, 2002	$401	$53,881	$339,913	$45	$(57,920)	$336,320

See Notes to Accompanying Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

(In thousands, except per share information and where noted)

Note 1 — Summary of Significant Accounting Policies

      A summary of the significant accounting policies the Company followed in the preparation of the accompanying financial statements is set forth below:

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

     Revenue Recognition

      The Company recognizes revenue for substantially all services within its financial print and outsourcing segments when products or services are delivered to customers or when completed. Revenue for services provided within the Company’s globalization segment are recognized under the percentage of completion method, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various elements of the contract can be made.

     Inventories

      Inventories are valued at the lower of cost or market. Cost is determined by using purchase cost (first-in, first-out method) for materials and standard costs for labor, which approximate actual costs, for work-in- process.

     Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,

	2002	2001

Land and buildings	$72,460	$84,050
Machinery and plant equipment	76,905	82,370
Computer equipment and software	167,219	151,617
Furniture, fixtures and vehicles	41,373	42,959
Leasehold improvements	59,183	58,512

	417,140	419,508
Less accumulated depreciation	(265,583)	(255,670)

Net	$151,557	$163,838

      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $6 million in 2002, $7 million in 2001 and $13 million in 2000 related to software development costs pertaining to the following: improvements in the financial printing business’ typesetting, work-sharing, estimating, pricing, production and billing systems, the development of a workflow system for its localization business, the installation of a financial reporting system and a customer relationship management software system, the development of customer-facing applications including an electronic document distribution and exchange system, a self-filing Web-based solution for SEC Section 16 documents and financial document building applications.

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

      Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	5-15 years
Software license agreement	5 years
Covenants not-to-compete	5 years
Proprietary technology	3 years

      The Company also has a non-amortizable intangible asset of $7.2 million as of December 31, 2002 related to a minimum pension liability on its defined benefit pension plan and SERP plan.

     Stock-Based Compensation

      At December 31, 2002, the Company has several stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2002	2001	2000

Net income (loss):
As Reported	$355	$(24,078)	$7,008
Pro Forma	$(3,960)	$(28,061)	$5,193
As Reported Earnings (Loss) Per Share:
Basic	$.01	$(.73)	$.20
Diluted	$.01	$(.73)	$.20
Pro Forma (Loss) Earnings Per Share:
Basic	$(.12)	$(.85)	$.15
Diluted	$(.12)	$(.85)	$.15

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2002	2001	2000
	Grants	Grants	Grants

Expected dividend yield	2.0%	1.8%	2.4%
Expected stock price volatility	41.0%	45.1%	48.9%
Risk-free interest rate	2.2%	3.7%	5.3%
Expected life of options	3 years	3 years	5 years
Weighted average fair value	$2.68	$3.95	$3.70

     Income Taxes

      The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided for and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 2002, the cumulative amount of undistributed foreign earnings was approximately $47 million.

     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted average diluted shares outstanding for the years ended December 31, 2002, 2001 and 2000 excludes the dilutive effect of approximately 2,586,346, 2,490,679, and 2,954,168 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The following table sets forth the basic and diluted average share amounts:

	Year Ended December 31,

	2002	2001	2000

Average shares outstanding — basic shares	33,472,462	33,081,005	34,577,126
Potential dilutive effect of stock options and deferred stock units	1,204,378	1,075,450	771,256

Average shares outstanding — diluted shares	34,676,840	34,156,455	35,348,382

     Foreign Currency Translation

      Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity and included in determining comprehensive income (loss). Where the U.S. dollar is the functional currency, translation adjustments are recorded in income.

     Fair Value of Financial Instruments

      The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 11) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s private placement notes is approximately $107.9 million, based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. This compares to a carrying value of $77.3 million at December 31, 2002.

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

     Segment Information

      The Company applies FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 16.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

     Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.

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

      In July 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”, which nullifies Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan. The Company adopted the provisions of SFAS 146 effective for exit or disposal activities initiated in the fourth quarter of 2002. The impact of adoption of the statement was to recognize those charges relating to the Company’s restructuring plan that had met the liability recognition criteria under SFAS 146. Certain charges that did not meet the liability recognition criteria will be recognized in future periods as the plan is implemented. Such charges to be recognized in future periods are estimated to be approximately $7 million.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that, under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, however, they are subject to disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standard No. 123 (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company continues to apply APB Opinion No. 25 and related interpretations, the Company has adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002.

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

     2001 Acquisitions

     Mendez

      In August 2001, the Company acquired Mendez and its related assets from Lernout & Hauspie Speech Products N.V. for $44.8 million in cash. Mendez operates in 20 countries and provides localization, translation technology and technical translation services and is included as part of the globalization segment.

      The aggregate purchase price of $48.7 million, which included approximately $3.9 million of acquisition costs, was allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $32.2 million, was allocated between goodwill and other identifiable intangible assets based upon estimated fair values. Based upon the results of a third party valuation, $3.7 million was allocated to the value of customer relationships and $0.6 million was allocated to the value of a license agreement related to machine translation software. The amount allocated to customer relationships is being amortized over its estimated life of ten years, and the amount allocated to the software license agreement is being amortized over its estimated useful life of five years. The portion allocated to goodwill is not being amortized. The amount of goodwill that was deductible for tax purposes was approximately $5.2 million.

      A portion of the purchase price ($0.8 million) was allocated to in-process research and development projects that were written off at the date of acquisition in accordance with applicable pronouncements. The write-off was included in the consolidated results of operations for the year ended December 31, 2001.

      In addition, the Company accrued $5.1 million of costs associated with the integration of Mendez’ operations. These costs included estimated severance costs ($3.9 million), lease termination costs ($1.0 million), and other integration costs ($0.2 million) associated with eliminating Mendez facilities and terminating certain Mendez employees.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$9,566
Accounts receivable, net of allowance for doubtful accounts	18,800
Other current assets	6,199

Total current assets	34,565
Property, plant and equipment at cost, less accumulated depreciation, and other non-current assets	6,894
Goodwill	27,949
Intangible assets	4,300

Total assets acquired	$73,708

Current liabilities	(21,462)
Long term liabilities	(3,499)

Total liabilities assumed	(24,961)

Net assets acquired	$48,747

     Document Management Services, Inc.

      In April 2001, the Company acquired DMS, an outsourcing company that provides services to the professional services market, for approximately $17.5 million in cash. The purchase agreement provides for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

payment of additional consideration upon the achievement of certain milestones based upon earnings and customer renewals, which amounts will be included as additional goodwill in the period earned. The excess purchase price over the identifiable net tangible assets, which totaled $18.3 million, is reflected as part of goodwill and other intangible assets. Included in intangible assets is approximately $5.9 million related to customer contracts and related customer relationships, which is being amortized over 15 years. The remaining $12.4 million is recorded as goodwill with a 30-year life and was amortized through December 31, 2001, when amortization ceased in accordance with SFAS 142. DMS is included in the outsourcing segment.

     2002 Acquisitions

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

      The net cash outlay of $57.5 million, which includes approximately $1.8 million of acquisition costs and is net of $19.3 million of cash in the business, has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $42.0 million, has been allocated between goodwill and other identifiable intangible assets based upon estimated fair values. Of this amount, $9.5 million has been allocated to the value of customer contracts and customer relationships and $0.4 million has been allocated to the value of proprietary technology. The amount allocated to customer relationships will be amortized over its estimated life of 5-10 years, and the amount allocated to the proprietary technology will be amortized over its estimated useful life of 3 years. The portion allocated to goodwill will not be amortized. The amount of goodwill that is expected to be deductible for tax purposes is approximately $17.0 million.

      The Company accrued $4.0 million of costs associated with the acquisition of GlobalNet’s operations. The integration is expected to eliminate redundant functions and excess facilities in geographical regions where the Company has globalization operations in the same location as GlobalNet. These costs include estimated severance costs ($1.8 million) and lease termination costs ($0.8 million) and other costs ($1.4 million) associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees.

      The following unaudited pro forma consolidated results of operations for the Company as a whole are presented as if the acquisition of GlobalNet had been made at the beginning of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2002	2001

	(In thousands except
	per share amounts)
	(Unaudited)
Revenue	$1,078,723	$1,162,040
Loss from continuing operations	(1,051)	(30,378)
Net loss	(1,051)	(46,741)
Loss per share from continuing operations:
Basic	$(.03)	$(.92)
Diluted	(.03)	(.92)
Total loss per share:
Basic	$(.03)	$(1.41)
Diluted	(.03)	(1.41)

      The pro forma amounts include interest expense on acquisition debt and amortization of identifiable intangible assets and do not include any amortization of goodwill associated with the GlobalNet acquisition, as required under SFAS No. 141. In addition, the pro forma amounts exclude royalty expenses relating to the use of the Berlitz trade name since such expenses will not be incurred prospectively. The pro forma amounts were tax-effected using the Company’s effective tax rate. In addition, the pro forma amounts do not reflect any benefits from economies or synergies that might be achieved from integrating operations. The pro forma results for the year ended December 31, 2001 include a pre-tax charge of $16,900 recorded by GlobalNet related to an impairment of its intangible assets based upon the amount paid in the acquisition. The pro forma information is unaudited and is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$19,334
Accounts receivable, net of allowance for doubtful accounts	25,429
Other current assets	2,488

Total current assets	47,251
Property, plant and equipment at cost, less accumulated depreciation, and other non-current assets	5,114
Goodwill	32,074
Intangible assets	9,880

Total assets acquired	$94,319

Current liabilities	(19,124)
Long term liabilities	(195)

Total liabilities assumed	(19,319)

Net assets acquired	$75,000

     DecisionQuest, Inc.

      In December 2002, the Company acquired DecisionQuest, a provider of litigation resources, including trial research, strategic communications and strategic marketing, for approximately $31 million in cash. The purchase agreement provides for the payment of additional consideration upon the achievement of certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

milestones based upon earnings over a one-year period, which amounts will be included as additional goodwill in the period earned. The excess purchase price over the identifiable net tangible assets, which totaled $17.5 million, is reflected as part of goodwill and other intangible assets. Included in intangible assets is $3.3 million related to customer contracts and related customer relationships, which will be amortized over 11 years, and various covenants not to compete with several members of management valued at $1.8 million, which will be amortized over their remaining useful life of 5 years. There is also $1.9 million related to the trade name, which will not be amortized, as it has an indefinite life. The remaining $10.5 million is recorded as goodwill and will not be amortized in accordance with SFAS 142. All of the goodwill is expected to be deductible for tax purposes. DQ’s tangible assets include an investment in a 50% owned joint venture which is valued at $9.9 million, as well as a note receivable from that joint venture of $2.0 million. The purchase price allocation is preliminary, and further refinements are possible as the Company completes its valuation process. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements. DQ is included in the outsourcing segment.

Note 3 — Dispositions of Assets

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

      In June 2002, Bowne’s financial printing operations moved to a new leased facility in Chicago. The Company completed the sale of its former Chicago facility in September 2002 for approximately $8.3 million. The net carrying amount of the facility was approximately $3.4 million, and as such, this transaction resulted in a gain of approximately $4.9 million for the year ended December 31, 2002.

      In September 2002, the Company sold certain publishing assets and liabilities associated with its financial printing segment for approximately $15 million, of which $14 million was received in cash. The remainder is being held in escrow until March 2003 for the purpose of providing a source of payment for potential indemnity claims under the asset purchase agreement. The carrying value of liabilities exceeded the carrying value of assets by approximately $0.4 million, therefore the sale resulted in a gain of approximately $15.4 million for the year ended December 31, 2002.

Note 4 — Cash and Cash Equivalents

      Cash equivalents of $2,760 and $1,635 at December 31, 2002 and 2001, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The fair value of marketable securities exceeded cost by $864 and $2,202, at December 31, 2002 and 2001, respectively. Cost was determined on the basis of specific

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

identification. Most of the decrease in unrealized gain came as a result of the Company’s investment in EDGAR On-Line, whose market value at December 31, 2002 was lower than at December 31, 2001.

Note 6 — Inventories

      Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$6,255	$6,489
Work-in-process	13,300	12,964

	$19,555	$19,453

Note 7 — Goodwill and Intangible Assets

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

      Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceases and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 were effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez S.A. (“Mendez”) during the third quarter of 2001, and to both BGS’s acquisition of GlobalNet and BBS’s acquisition of DecisionQuest in 2002.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at that date. No impairment charges resulted from this evaluation since the fair value of each reporting unit exceeded the carrying amount.

      As of the date of adoption, the Company had unamortized goodwill in the amount of $172,321 and unamortized identifiable intangible assets in the amount of $18,150. Goodwill not subject to amortization (net of accumulated amortization through December 31, 2001) is $226,386 at December 31, 2002. Goodwill increased $54,065 in 2002, primarily as a result of the acquisition of GlobalNet in September 2002 ($31,217) and DecisionQuest in December 2002 ($10,508), and also as a result of the change in foreign currency rates used to translate balances into U.S. dollars at year end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at January 1, 2002	$13,113	$92,275	$66,933	$172,321
Goodwill acquired during the year	2,615	10,508	32,074	45,197
Adjustments to previously recorded purchase price	—	2	1,325	1,327
Foreign currency translation adjustment	107	—	7,434	7,541

Balance at December 31, 2002	$15,835	$102,785	$107,766	$226,386

      The gross amounts and accumulated amortization of identifiable intangible assets is as follows:

	December 31, 2002		December 31, 2001

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer lists	$34,068	$4,792	$20,100	$3,022
Software licenses and proprietary technology	1,617	242	1,100	28
Covenants not-to-compete	1,800	—	—	—
Unamortizable intangible assets:
Trade Name	1,900	—	—	—

	$39,385	$5,034	$21,200	$3,050

      In addition, the Company has an intangible asset with a balance of $7.2 million and $7.1 million at December 31, 2002 and 2001, respectively, related to its additional minimum pension liability. This intangible asset is not subject to amortization.

      Amortization expense related to identifiable intangible assets was $2,017, $1,146 and $750 for the years ended December 31, 2002, 2001, and 2000, respectively. Estimated annual amortization expense for the years ended December 31, 2003 through December 31, 2007, including the effect of the GlobalNet and DecisionQuest acquisitions, is shown below:

2003	$3,580
2004	$3,580
2005	$3,548
2006	$3,398
2007	$3,178

      The following adjusted financial information reflects the impact that SFAS 142 would have had on net income (loss) and diluted earnings (loss) per share for the years ended December 31, 2001 and 2000, respectively if adopted in 2000:

	Year Ended		Year Ended
	December 31, 2001		December 31, 2000

	Net Income	Earnings (Loss)	Net	Earnings
	(Loss)	Per Share	Income	Per Share

Amounts as reported	$(24,078)	$(.73)	$7,008	$.20
Goodwill amortization, net of income taxes	6,119	.18	5,735	.17

Adjusted amounts	$(17,959)	$(.55)	$12,743	$.37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 8 — Employee Benefit Plans

     Pension Plans

      The Company sponsors a defined benefit pension plan which covers most of its United States employees not covered by union agreements. Benefits are based upon salary and years of service under the projected unit benefit method. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, current participants in the plan will have benefits computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental retirement program for certain management employees. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

      Pension costs, including the Supplementary Employee Retirement Plan (“SERP”), are summarized as follows:

	Year Ended December 31,

	2002	2001	2000

Service cost	$7,636	$6,912	$6,478
Interest cost	6,864	5,878	5,712
Expected return on plan assets	(5,202)	(6,200)	(6,497)
Amortization of transition asset	(220)	(220)	(220)
Amortization of prior service cost	1,121	1,032	1,032
Actuarial loss (gain)	347	(1,199)	(1,395)
Curtailment gain	—	(1,132)	—

Net periodic pension cost of defined benefit plans	10,546	5,071	5,110
Union plans	304	408	580
Other retirement plans	828	745	1,167

Total pension and SERP cost	$11,678	$6,224	$6,857

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The status of the Company’s funded defined benefit pension plan, excluding the SERP, is as follows:

	December 31,

	2002	2001

Projected benefit obligation at beginning of year	$74,194	$59,913
Service cost	7,113	6,420
Interest cost	5,299	4,455
Actuarial loss	9,839	6,859
Curtailment gain	—	(1,172)
Benefits paid	(5,786)	(2,281)

Projected benefit obligation at end of year	90,659	74,194

Fair value of plan assets at beginning of year	59,350	68,176
Actual return on plan assets	(7,607)	(6,545)
Employer contributions	3,743	—
Benefits paid	(5,786)	(2,281)

Fair value of plan assets at end of year	49,700	59,350

Funded status	(40,959)	(14,844)
Unrecognized net transition asset	(2,200)	(2,522)
Unrecognized prior service cost	962	364
Unrecognized net actuarial loss (gain)	20,640	(1,310)

Net accrued pension cost	$(21,557)	$(18,312)

      Amounts recognized in the balance sheet consist of:

	December 31,

	2002	2001

Defined Benefit Pension Plan:
Accrued benefit liability	$(23,219)	$(18,312)
Intangible asset for minimum pension liability	962	—
Accumulated other comprehensive loss	434	—
Deferred income tax asset	266	—

Net amount recognized	$(21,557)	$(18,312)

SERP:
Accrued benefit liability	$(20,514)	$(17,462)
Intangible asset for minimum pension liability	6,260	7,104
Accumulated other comprehensive loss	1,560	—
Deferred income tax asset	957	—

Net amount recognized	$(11,737)	$(10,358)

      The amounts of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits. At December 31, 2002, the Company recorded an additional minimum pension liability of $10,439 related to its defined benefit plan and SERP plan, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The Company also recorded a corresponding intangible asset of $7,222. The net charge to other comprehensive loss in stockholders’ equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

was $1,994, which is net of a $1,223 deferred tax asset. The increase in unfunded accumulated benefit obligations was primarily due to a decline in the market value of plan assets, as well as a reduction in the assumed discount rate. During 2001, the Company had a curtailment loss of approximately $1.1 million resulting from the reduction in force during the fourth quarter. The SERP plan contains covenants which prohibit retired participants from engaging in competition with the Company.

      The discount rate used to calculate the projected benefit obligations was 6.50%, 7.25% and 7.75% for the years ended December 31, 2002, 2001 and 2000, respectively. The rate used to project future salary increases was 4% for the years ended December 31, 2002 and 2001, respectively, and 4.5% for the year ended December 31, 2000. The expected long-term rate of return on plan assets was 9.0% for the year ended December 31, 2002 and 9.5% for the years ended December 31, 2001 and 2000, respectively. The assets of the funded plan consist primarily of equity and fixed income securities.

     Defined Contribution Plans

      Through December 31, 2002, the Company and its domestic financial printing subsidiaries were participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $363, $2,781 and $6,511 for the years ended December 31, 2002, 2001 and 2000, respectively. Effective December 31, 2002, this Plan has been closed to employee contributions, and employees previously covered by this plan can participate in the qualified 401(k) Plan discussed below.

      The remaining domestic subsidiaries had been participating in a qualified 401(k) Plan that is available to substantially all their non-union employees. Through December 31, 2002, the Company matched 50% of a participating employee’s pre-tax contribution up to a maximum of 6% of the participant’s compensation. Effective January 1, 2003, substantially all of the Company’s eligible non-union employees can participate in the 401(k) Plan, and the Company will match 100% of the first 3% of the participant’s compensation plus 50% of the next 2% of compensation. Amounts charged to income for the 401(k) Plan, representing the Company’s matching contributions, were $966, $837, and $556 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries match 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. All contributions are invested in the common stock of the Company. The plan acquired 241,192, 379,121 and 464,800 shares in the years ended December 31, 2002, 2001 and 2000 respectively, of the Company’s common stock on the open market. At December 31, 2002 and 2001, the Stock Purchase Plan held 1,947,743 shares and 1,964,541 shares of the Company’s common stock, respectively. Charges to income amounted to $388, $964 and $1,388 for the years ended December 31, 2002, 2001, and 2000, respectively. The shares held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings. Effective December 31, 2002, this Plan has been closed to non-union employee contributions.

     Health Plan

      The Company maintains a voluntary employee benefit health and welfare plan (Plan) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2002 and 2001, accrued expense for Plan participants’ incurred but not reported claims was $4,625 and $4,150, respectively. Amounts charged to income for the Plan were $25,939, $29,107 and $27,996 for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 9 — Stock Incentive Plans

      The Company has five stock incentive plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan. All except the 2000 Plan have been approved by shareholders.

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

      All plans except the 2000 Plan permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted prior to December of 2001 expire ten years after the date of grant, while options granted since December 2001 have a term of seven years. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation Committee of the Board governs most of the parameters of the 1999 and 2000 Plans including exercise dates, expiration dates, and other awards.

      The following table summarizes the number of securities to be issued upon exercise of outstanding options and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise/conversion	outstanding options	for future issuance

Plans approved by shareholders:
Stock options	3,319,200	12.64	2,228,300

Plans not approved by shareholders:
Stock options	2,436,851	11.78	308,706
Deferred stock units	793,505	(a)	623,218

Total	6,549,556		3,160,224

(a) Not applicable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Details of stock options are as follows:

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 2000
Granted	1,107,450	$8.93
Exercised	49,650	8.35
Cancelled	463,600	14.66
Outstanding, end of year	4,560,850	12.35
Exercisable, end of year	2,161,081	13.22
Year Ended December 31, 2001
Granted	1,797,000	$12.40
Exercised	207,600	8.56
Cancelled	647,174	13.06
Outstanding, end of year	5,503,076	12.42
Exercisable, end of year	2,683,833	12.91
Year Ended December 31, 2002
Granted	881,250	$10.97
Exercised	313,351	9.44
Cancelled	314,924	13.58
Outstanding, end of year	5,756,051	12.27
Exercisable, end of year	3,875,379	12.48

      The following table summarizes weighted average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	December 31, 2002	Life	Price	December 31, 2002	Price

$ 8.03 – $10.36	1,269,350	7 years	$9.10	1,248,850	$9.08
10.37 – 11.16	1,009,100	7 years	10.68	191,850	11.07
11.17 – 12.28	944,451	7 years	12.21	704,254	12.21
12.29 – 14.12	1,552,700	6 years	12.93	794,975	12.92
14.13 – 22.50	980,450	6 years	17.06	935,450	17.15

	5,756,051	6 years	$12.27	3,875,379	$12.48

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The 1999 BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. No additional grants were made since 1999 from this Plan. The 2001 Plan granted 2,800,000 stock options at an exercise price of $2.00 during 2001, and 2,217,000 stock options at an average exercise price of $2.14 during 2002. In addition, 3,436,150 stock options were forfeited during 2002. The options outstanding under the Plans are 2,783,775 and 4,098,850 at December 31, 2002 and December 31, 2001, respectively. The options generally vest over a four-year period; however, under the 1999 Plan, no options were exercisable until the earlier of an initial public offering of BGS Companies Inc. or January 26, 2002. After January 26, 2002, certain vested options under the 1999 Plan became eligible to be “put” back to the Company and the Company had the right to buy such options from the holders at an amount no greater than the amount by which the then fair market value exceeds the exercise price of the option. During 2002, the Company bought 95,925 options from the holders for approximately $50, which amount had been recognized as compensation expense in 2001. No compensation expense was recognized in either 2002 or 2000.

     Deferred Stock Awards

      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s earnings per share. At December 31, 2002 and 2001, the amounts included in stockholders’ equity for these units were $8.1 million and $7.9 million, respectively. At December 31, 2002 and 2001, there were 628,763 and 604,044 units outstanding, respectively.

      Additionally, the Company has a Deferred Sales Compensation Plan for certain salespeople. This Plan allows the salesperson to defer payment of salaries and commissions to a future date. The amounts deferred, plus any matching contribution made by the Company, will be paid in either cash or the Company’s common stock upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in stock amounted to $2,081 and $1,906 at December 31, 2002 and 2001, respectively. These deferred stock awards may be paid out in cash under certain circumstances. Accordingly, the amounts are recorded as a liability in deferred employee compensation and benefits in the Company’s consolidated balance sheets. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested amounts due under the Plan may be accelerated. At December 31, 2002 and 2001, there were 164,742 and 146,327 deferred stock awards outstanding, respectively, under this Plan. These awards are included as shares outstanding in computing the Company’s earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 10 — Income Taxes

      The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
U.S. federal	$6,200	$(10,005)	$9,704
Foreign	1,000	510	7,476
State and local	2,823	(693)	886

	10,023	(10,188)	18,066

Deferred:
U.S. federal	3,945	5,125	(1,982)
Foreign	(3,483)	(1,949)	—
State and local	(1,340)	233	(59)

	(878)	3,409	(2,041)

	$9,145	$(6,779)	$16,025

      The provision (benefit) for income taxes is allocated as follows:

	Year Ended December 31,

	2002	2001	2000

Continuing operations	$9,145	$2,281	$28,145
Discontinued operations	—	(9,060)	(12,120)

	$9,145	$(6,779)	$16,025

      United States and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,

	2002	2001	2000

United States	$27,178	$(26,373)	$11,743
Foreign	(17,678)	(4,484)	11,290

Total income (loss) before taxes	$9,500	$(30,857)	$23,033

      Income taxes paid during the years ended December 31, 2002, 2001 and 2000 were $2,682, $6,248 and $24,148, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The provision for income taxes differed from the U.S. federal statutory rate for the following reasons:

	Year Ended December 31,

	2002	2001	2000

Statutory tax (benefit) rate	35.0%	(35.0)%	35.0%
Increase in tax (benefit) resulting from:
State and local taxes	10.1	(1.1)	2.3
Foreign taxes	(3.7)	(3.6)	2.1
Nondeductible items:
Change in valuation allowance	31.1	4.1	—
Goodwill and other intangibles	—	8.3	10.1
Asset impairment charge	—	—	13.7
Other nondeductible items	23.8	5.3	6.4

Effective income tax (benefit) rate	96.3%	(22.0)%	69.6%

      The increase in the effective income tax rate from 2001 to 2002 was due to no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, the Company’s non-deductible items grew as a percentage of pre-tax income from 2001 to 2002.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets relating to certain foreign net operating losses due to uncertainty surrounding the utilization of these deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of these net deferred tax assets. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

Deferred tax assets:
Operating loss carryforwards	9,173	2,726
Deferred compensation & benefits	22,330	16,428
Depreciation and other	2,547	1,097

Gross deferred tax assets	34,050	20,251

Deferred tax liabilities:
Capitalized software costs	(12,605)	(10,311)
Intangible assets	(6,172)	(4,838)
Synthetic leases and other	(2,598)	—

Gross deferred tax liabilities	(21,375)	(15,149)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	2002	2001

Deferred tax asset valuation allowance	(5,004)	(2,050)

Net deferred tax asset	7,671	3,052
Less current portion — deferred tax asset	(3,912)	—

Non-current deferred tax asset (liability)	3,759	3,052

      The Company has, as of December 31, 2002, approximately $177 million of state and local net operating losses estimated to expire in years beginning in 2007, state credits of approximately $1.37 million and approximately $52 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2004. Included in other liabilities and prepaid expenses and other current assets is approximately $3.1 million of taxes payable and $14.9 million of taxes receivable at December 31, 2002 and 2001, respectively, relating primarily to current liabilities, net operating loss carrybacks and overpayment of estimated taxes.

      The change in the valuation allowance is due to foreign net operating losses, which may not be utilized in future years, and to the realization of a capital loss.

Note 11 — Debt

      On July 2, 2002, the Company completed its new $175 million unsecured three-year revolving credit facility. The new credit agreement bears interest at LIBOR plus 105-200 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. Prior to July 2, 2002, the Company had borrowings under its $300 million unsecured five-year revolving credit agreement, with a weighted average interest rate of approximately 2%. The weighted average interest rate for that credit agreement was based on LIBOR plus 25 basis points depending on certain leverage ratios plus ten basis points on the unused portion. During 2002, the average interest rate on both the new line of credit, and the one which expired in July, 2002 approximated 3%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. Amounts outstanding under this agreement are classified entirely as long-term debt of $64,000 at December 31, 2002, and as both current and long-term debt ($37,000 and $75,000, respectively) at December 31, 2001. In addition, the Company had $68 of capital leases and $4,138 of notes payable at December 31, 2002.

      On February 6, 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The private placement consisted of $25 million 6.9% senior notes due January 30, 2007, $28 million 7.31% senior notes due January 30, 2012, and $22 million 7.85% senior notes due January 30, 2012. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility at that time. This amount is classified as long-term debt on the balance sheet as of December 31, 2002 and 2001. Interest is payable every six months. At its option, the Company may pre-pay all or part of the senior unsecured notes at an amount equal to the principal amount plus accrued interest plus a make-whole payment determined in accordance with the note agreement. The terms of the new notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of December 31, 2002. The senior unsecured notes and revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries.

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and private placement notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendment, the Company will be required to meet revised debt-to-EBITDA and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the amendment, the Company has agreed to provide accounts receivable as collateral. The collateral will be shared proportionately between the parties to the revolving credit agreement and the senior unsecured notes. In addition, interest rates charged under the revolving credit agreement have increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior unsecured notes have increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements. The Company expects to pay an amendment fee to approving lenders of approximately $0.9 million, which will be amortized to interest expense over the period covered by the amendment.

      If the Company failed to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to obtain a waiver or unable to provide an allowable remedy for such event of default, the Company’s lenders would be entitled to certain remedies, including the ability to terminate their loan commitments and to demand immediate repayment, including payment in full. Were the Company’s lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. While the Company believes it would be able to obtain replacement financing, the Company’s ability to secure such replacement financing could not be guaranteed, and if necessary, such financing could carry higher costs.

      The Company’s Canadian subsidiary has a $10 million Canadian dollar credit facility that had an outstanding balance of $2,250 Canadian dollars (US$1,431) at December 31, 2002. The Company has issued a guarantee of up to $6 million Canadian dollars related to this credit facility, which would require payment by the Company in the event of default on payment.

      Aggregate annual installments of both notes payable and long-term debt (other than the revolving credit agreement) due for the next five years and thereafter are $497, $2,299, $475, $604, $25,173, and $50,157, respectively.

      Interest paid was $4,672, $6,541, and $7,816 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 12 — Deferred Employee Compensation and Other

      Liabilities for deferred employee compensation and other consist of the following:

	December 31,

	2002	2001

Pension and other retirement costs, long-term	$16,467	$18,312
Supplemental retirement, long-term	18,484	15,900
Deferred compensation and other long-term benefits	9,929	9,596
Other	1,000	—

	$45,880	$43,808

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 13 — Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,

	2002	2001	2000

Foreign currency translation adjustment	$1,520	$(10,582)	$(7,758)
Minimum pension liability adjustment (net of tax effect)	(1,994)	—	—
Unrealized gains on marketable securities (net of tax effect)	519	1,322	368

	$45	$(9,260)	$(7,390)

Note 14 — Commitments and Contingencies —

Lease commitments

      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2020. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

      One operating lease is for printing equipment in the U.S. and Canada funded through a master agreement administered by a commercial bank. At the expiration of the lease (April 2003), the Company has the right to roll the arrangement into a new lease or purchase the equipment for a guaranteed residual value. As of December 31, 2002, the rental payments were based on the cost of the equipment plus LIBOR plus 150 or 200 basis points (while the Canadian portion of the lease calculates interest based on Canadian LIBOR plus 35 basis points). The equipment under this lease as of December 31, 2002 has an aggregate residual value of approximately $16.6 million. As of December 31, 2001, the Company had borrowed the maximum under the agreement, leasing equipment with an aggregate initial cost of approximately $23 million. Since this equipment is integral to the Company’s operations, the Company will either buy the equipment or renew the lease when the lease expires.

      Rent expense relating to premises and equipment amounted to $60,240, $50,184, and $40,336 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in these amounts is rent expense associated with equipment located at customer sites, which amounted to $16,554, $16,879 and $15,048 for the years ended December 31, 2002, 2001 and 2000, respectively. Also included in these figures is rent expense from short term leases. The minimum annual commitments under noncancelable leases and other operating arrangements as of December 31, 2002, are summarized as follows:

2003	$46,701
2004	40,378
2005	29,206
2006	21,340
2007	16,470
2008-2020	54,535

Total	$208,630

      Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required under these agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

     Joint Venture Arrangements

      The Company is involved in certain minor joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from these arrangements will not be significant to the Company’s financial condition or results of operations. To date, our share of the results of operations of these joint venture arrangements has not been significant.

Contingencies

      The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 15 — Stockholders’ Equity

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

      In January of 2000 the Board of Directors authorized the expenditure of up to $40 million to repurchase shares of the Company’s common stock, representing approximately 10% of the total shares outstanding at that time. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions, the employee stock purchase plan and stock incentive plans. In August of 2000 the Board of Directors authorized an extension of the Company’s stock repurchase program to acquire up to an additional $20 million of outstanding common stock. During 2001, the Company purchased 10,000 shares, at an average price of $9.04. During 2000, the Company had purchased approximately 4 million shares, at an average price of $10.63. No shares were repurchased during 2002.

Note 16 — Segment Information

      The Company is a global provider of high-value document management services. The Company is the world’s largest financial printer and a market leader in outsourcing services for law firms and investment banks, and in providing outsourced globalization and localization services. Bowne empowers clients’ information by combining superior customer service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world.

      The Company’s continuing operations are classified into three reportable business segments: financial printing, outsourcing and globalization. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Printing — transactional financial printing, corporate reporting, mutual fund printing, commercial printing and digital printing, and electronic delivery of personalized communications.

Outsourcing — outsourcing services such as document processing and management, information technology, and litigation support services, primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The results for the outsourcing segment include the operating results of DMS from its date of acquisition, April 6, 2001, and the operating results of DecisionQuest from its date of acquisition, December 4, 2002.

Globalization — outsourced globalization solutions, including technical writing and content creation, terminology and content management, and localization and translation services. This segment is commonly referred to as Bowne Global Solutions. The results for the globalization segment include the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

operating results of Mendez from its date of acquisition, August 29, 2001, and the operating results of GlobalNet from its date of acquisition, September 27, 2002.

      A fourth segment (Internet consulting and development) which previously provided integrated Internet applications primarily for the financial services sector was discontinued effective with the second quarter of 2001. Accordingly, that segment information is no longer being presented.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is business segment earnings before interest, income taxes, depreciation and amortization expense (“EBITDA”). The Company also uses earnings before interest, income taxes, and amortization expense (“EBITA”) as a measure of performance; therefore, this information is also presented. The Company manages income taxes on a global basis. Segment performance is evaluated exclusive of the disposal of certain assets, purchased in-process research and development charges, restructuring, integration and asset impairment charges, other expenses, and other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2002	2001	2000

Revenue from external customers:
Financial printing	$638,269	$721,190	$918,826
Outsourcing	233,886	231,791	191,617
Globalization	131,171	101,650	68,895

	$1,003,326	$1,054,631	$1,179,338

EBITDA:
Financial printing	$53,712	$53,009	$118,902
Outsourcing	13,135	13,014	8,795
Globalization	(6,428)	6,125	(1,620)
Other (see note 1 below)	(1,113)	(22,042)	(3,741)

	$59,306	$50,106	$122,336

Depreciation expense:
Financial printing	$29,238	$31,488	$32,593
Outsourcing	5,136	5,549	6,276
Globalization	6,288	4,080	3,480

	$40,662	$41,117	$42,349

EBITA:
Financial printing	$24,474	$21,521	$86,309
Outsourcing	7,999	7,465	2,519
Globalization	(12,716)	2,045	(5,100)
Other (see note 1 below)	(1,113)	(22,042)	(3,741)

	18,644	8,989	79,987
Amortization expense	(2,017)	(8,001)	(7,318)
Interest expense	(7,127)	(6,422)	(7,254)

Income (loss) from continuing operations before income taxes	$9,500	$(5,434)	$65,415
Loss from discontinued operations before income taxes	$—	$(25,423)	$(42,382)

Pre-tax income (loss)	$9,500	$(30,857)	$23,033

Restructuring, integration and asset impairment charges:
Financial printing	$7,034	$6,567	$2,106
Outsourcing	1,720	5,412	—
Globalization	10,624	5,945	—
Other	—	3,025	—

	$19,378	$20,949	$2,106

Note 1 — In addition to restructuring, integration and asset impairment charges detailed above, other in 2002 also includes gains on the sale of certain publishing assets ($15,369) and the Chicago building ($4,889). In 2001, other includes the loss on the sale of the Montreal commercial printing operation ($1,858).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2002	2001	2000

Assets:
Financial printing	$282,336	$343,048	$420,274
Outsourcing	200,175	164,317	147,629
Globalization	221,891	129,969	72,958
Discontinued operations	—	—	19,354

	$704,402	$637,334	$660,215

Capital spending:
Financial printing	$20,239	$30,011	$33,780
Outsourcing	4,474	5,818	4,649
Globalization	4,830	2,985	2,983
Discontinued operations	—	664	2,702

	$29,543	$39,478	$44,114

      Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	2002	2001	2000

Revenue by source:
United States	$812,762	$882,507	$950,309
Canada	43,258	50,127	67,762
Other foreign, primarily Europe	147,306	121,997	161,267

	$1,003,326	$1,054,631	$1,179,338

Long-lived assets, net:
United States	$297,671	$286,400	$289,080
Canada	6,634	6,658	10,065
Other foreign, primarily Europe	138,264	79,578	46,562

	$442,569	$372,636	$345,707

Note 17 — Discontinued Operations

      In April 2001, management determined that it would no longer invest in its Internet consulting and development segment (“Immersant”) and announced its decision to exit the operation. Effective with the second quarter of 2001, this segment is reflected as a discontinued operation. All prior period results have been restated accordingly, including the reallocation of fixed overhead charges to other business segments.

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $2,745 and $5,324 at December 31, 2002 and 2001, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through December 31, 2002, including additions and payments made on that accrual, is summarized below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expense	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	$—	$4,036	$140	$4,176
Paid in 2002	—	(1,650)	(75)	(1,725)

Balance at December 31, 2002	$—	$2,386	$65	$2,451

Note 18 — Restructuring, Integration and Asset Impairment Charges

      Prior to the fourth quarter of 2002, restructuring activities were accounted for under EITF 94-3, which required that a liability associated with restructuring activities be recognized in the period that management commits to a restructuring plan. During the fourth quarter of 2002, the Company adopted SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Certain charges that did not meet the liability recognition criteria under SFAS 146 will be recognized in future periods as the plan is implemented. Such charges to be recognized in future periods are estimated to be approximately $7 million. In addition, the Company expects to recognize an additional $3 million to $8 million in restructuring charges in 2003 for planned restructuring activities that had not been committed as of December 31, 2002. The remaining restructuring charges to be incurred in 2003 are expected to be divided roughly equally between the financial printing segment and the globalization segment. The planned restructuring activities primarily relate to additional office closings, headcount reductions, and the integration of GlobalNet’s operations into BGS. The Company’s restructuring activities are summarized below.

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

      In September 2002, the Company recorded restructuring charges of $2,305 in connection with an additional reduction in workforce of approximately 2.5% of the Company’s total workforce, or approximately 200 employees, primarily in the financial printing segment. In December 2002, the Company recorded restructuring charges of $3,586 in connection with an additional reduction in workforce of approximately 3% of the Company’s total workforce, or approximately 240 employees, primarily in the financial printing segment. There were also several office closings in the financial printing segment, leading to $1,048 in restructuring expense related to occupancy costs. The year ended December 31, 2002 also included $2,224 in non-cash asset impairment charges related to the financial print and outsourcing segments.

      In connection with the Company’s acquisition of GlobalNet in September of 2002, the Company incurred certain costs to integrate the operations of GlobalNet, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs were approximately $10.2 million, including approximately $0.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

million of non-cash asset impairment charges, and were included as part of restructuring and integration expenses in the consolidated statements of operations during the quarter ended December 31, 2002.

      The following information summarizes the costs incurred with respect to restructuring activities initiated during the fourth quarter of 2002:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial Printing	$3,428	$1,048	$924	—	$5,400
Outsourcing	158	—	—	—	158
Globalization	4,796	2,323	652	$2,444	10,215

Total	$8,382	$3,371	$1,576	$2,444	$15,773

      The activity related to restructuring accruals through December 31, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	$4,244	$528	$604	$5,376
2002 Expense	10,659	3,309	2,534	16,502
Paid in 2002	(7,432)	(399)	(2,305)	(10,136)

Balance at December 31, 2002	$7,471	$3,438	$833	$11,742

      Occupancy costs in 2001 represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. 2002 occupancy costs represent the closing of various financial printing offices, as well as many BGS locations closing as a result of the integration with GlobalNet. The remaining accrued severance and personnel-related costs are expected to be paid during 2003.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,228)	(594)	(30)	(1,852)
Effect of foreign currency 2002	236	58	—	294

Balance at December 31, 2002	$1,592	$108	$0	$1,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued $2,497 of costs associated with the integration of GlobalNet’s operations, which were accounted for as part of the cost of the acquisition. These costs include estimated severance costs and lease termination costs associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(1,141)	(99)	(1,240)

Balance at December 31, 2002	$648	$609	$1,257

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA

(In thousands, except per share information)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2002
Revenue	$239,684	$313,267	$214,156	$236,219	$1,003,326
Gross margin	82,870	111,762	63,115	71,627	329,374
Income (loss) before income taxes	6,654	18,932	8,199	(24,285)	9,500
Income tax (expense) benefit	(3,106)	(7,871)	(3,550)	5,382	(9,145)

Net income (loss)	3,548	11,061	4,649	(18,903)	355
Net income (loss) per share:
Basic	$.11	$.33	$.14	$(.56)	$.01

Diluted	$.10	$.31	$.13	$(.56)	$.01

Average shares outstanding:
Basic	33,309	33,493	33,531	33,556	33,472

Diluted	34,661	35,196	34,654	34,470	34,677

Year Ended December 31, 2001
Revenue	$285,199	$295,895	$242,055	$231,482	$1,054,631
Gross margin	92,353	100,323	68,521	75,772	336,969
Income (loss) from continuing operations before income taxes	8,755	1,232	(3,464)	(11,957)	(5,434)
Income tax (expense) benefit	(4,017)	(1,300)	(239)	3,275	(2,281)

Income (loss) from continuing operations	4,738	(68)	(3,703)	(8,682)	(7,715)
Loss on discontinued operations, net of tax benefit	(10,029)	(6,334)	—	—	(16,363)

Net loss	$(5,291)	$(6,402)	$(3,703)	$(8,682)	$(24,078)

Net income (loss) per share from continuing operations:
Basic	$.14	$—	$(.11)	$(.26)	$(.23)

Diluted	$.14	$—	$(.11)	$(.26)	$(.23)

Net loss per share from discontinued operations:
Basic	$(.30)	$(.19)	$—	$—	$(.49)

Diluted	$(.30)	$(.19)	$—	$—	$(.49)

Total net loss per share:
Basic	$(.16)	$(.19)	$(.11)	$(.26)	$(.73)

Diluted	$(.16)	$(.19)	$(.11)	$(.26)	$(.73)

Average shares outstanding:
Basic	33,012	33,064	33,113	33,135	33,081

Diluted	33,940	34,094	34,223	34,279	34,156

      Net income (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 9, 2003.

      The information required by this Item 10 with respect to the Company’s executive officers appears as Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

      The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 9, 2003.

Item 11.	Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 9, 2003, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 9, 2003, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 9 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

      Not applicable.

Item 14.	Controls and Procedures

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days prior to the filing date of this report, pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Independent Auditors’ Report	31
Consolidated Statements of Operations — Years Ended December 31, 2002, 2001 and 2000.	32
Consolidated Balance Sheets as of December 31, 2002 and 2001.	33
Consolidated Statements of Cash Flows — Years Ended December 31, 2002, 2001 and 2000.	34
Consolidated Statements of Stockholders’ Equity — Year Ended December 31, 2002, 2001 and 2000.	35
Notes to Consolidated Financial Statements	36-64

(2) Financial Statement Schedule — Years Ended December 31, 2002, 2001 and 2000

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable.

(3) Exhibits:

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (filed herewith)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999)
10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)

10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/ A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to the Company’s Form S-8 relating to the Company’s Stock Incentive Plan dated July 10, 2001)
10.13	—	Note Purchase Agreement dated January 30, 2002, related to $75 million Senior Unsecured Notes (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2001)
10.14	—	First Amendment, dated as of July 2, 2002, to Note Purchase Agreements dated as of January 30, 2002, related to $75 million Senior Unsecured Notes (filed herewith)
10.15	—	Intercreditor Agreement, dated as of July 2, 2002, related to First Amendment to Note Purchase Agreements (filed herewith)
10.16	—	Credit Agreement dated July 2, 2002, related to $175 million revolving credit facility (incorporated by reference to Exhibit 10.16 in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002)
10.17	—	Stock Purchase Agreement by and among BGS Companies, Inc. and Berlitz International, Inc. and Berlitz Investment Corporation dated August 7, 2002 (incorporated by reference to Exhibit 10.17 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Auditors
23.2	—	Auditors’ Report on Schedule, KPMG LLP
99.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer
99.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

      (b) Reports on Form 8-K/A

Report dated December 11, 2002, relating to the acquisition of Berlitz GlobalNet, Inc. from Berlitz International, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

By:	/s/ ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. JOHNSON (Robert M. Johnson)	Chairman of the Board and Chief Executive Officer and President (and Director)	March 31, 2003

/s/ CARL J. CROSETTO (Carl J. Crosetto)	President (and Director)	March 31, 2003

/s/ C. CODY COLQUITT (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/s/ RICHARD BAMBACH, JR. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2003

/s/ DOUGLAS B. FOX (Douglas B. Fox)	Director	March 31, 2003

/s/ GLORIA M. PORTELA (Gloria M. Portela)	Director	March 31, 2003

/s/ H. MARSHALL SCHWARZ (H. Marshall Schwarz)	Director	March 31, 2003

/s/ WENDELL M. SMITH (Wendell M. Smith)	Director	March 31, 2003

/s/ LISA A. STANLEY (Lisa A. Stanley)	Director	March 31, 2003

/s/ VINCENT TESE (Vincent Tese)	Director	March 31, 2003

/s/ HARRY WALLAESA (Harry Wallaesa)	Director	March 31, 2003

/s/ RICHARD R. WEST (Richard R. West)	Director	March 31, 2003

CERTIFICATIONS PURSUANT TO

SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert M. Johnson, certify that:

      1. I have reviewed this annual report on Form 10-K of Bowne & Co., Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2003

CERTIFICATION

I, C. Cody Colquitt, certify that:

      1. I have reviewed this annual report on Form 10-K of Bowne & Co., Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President and
Chief Financial Officer

Date: March 31, 2003

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2002	$14,808	$7,828	$6,494	$16,142
Year Ended December 31, 2001	$15,206	$12,257	$12,655	$14,808
Year Ended December 31, 2000	$13,547	$10,634	$8,975	$15,206

(a)	Uncollectible accounts written off, net of recoveries.

S-1