Form 10-Q
period 2003-03-31
BOWNE & CO INC
filed 2003-05-15
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The Registrant had 33,618,848 shares of Common Stock outstanding as of May 9, 2003.

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(000’s omitted except
	per share amounts)
Revenue	$255,723	$239,684
Expenses:
Cost of revenue	173,656	155,218
Selling and administrative	70,181	65,836
Depreciation	10,191	10,564
Amortization	946	430
Restructuring charges, integration costs and asset impairment charges	5,192	—

	260,166	232,048

Operating (loss) income	(4,443)	7,636
Interest expense	(2,333)	(1,257)
Other income, net	937	275

(Loss) income before income taxes	(5,839)	6,654
Income tax benefit (expense)	1,586	(3,106)

Net (loss) income	$(4,253)	$3,548

(Loss) earnings per share:
Basic	$(.13)	$.11

Diluted	$(.13)	$.10

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(000’s omitted)
Net (loss) income	$(4,253)	$3,548
Foreign currency translation adjustment	3,520	(707)
Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $(349) and $53 for 2003 and 2002, respectively	(524)	79

Comprehensive (loss) income	$(1,257)	$2,920

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,097	$32,881
Marketable securities	940	1,814
Trade accounts receivable, less allowance for doubtful accounts of $16,455 (2003) and $16,142 (2002)	216,194	176,984
Inventories	32,456	19,555
Prepaid expenses and other current assets	30,759	30,599

Total current assets	292,446	261,833

Property, plant and equipment, less accumulated depreciation of $274,975 (2003) and $265,583 (2002)	147,168	151,557
Goodwill, less accumulated amortization of $31,779 (2003) and $31,466 (2002)	228,264	226,386
Intangible assets, less accumulated amortization of $5,986 (2003) and $5,034 (2002)	40,845	41,573
Deferred income taxes	2,743	3,759
Other assets	20,695	19,294

Total assets	$732,161	$704,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$2,639	$497
Accounts payable	56,751	44,370
Employee compensation and benefits	47,046	50,045
Accrued expenses and other obligations	68,006	84,582

Total current liabilities	174,442	179,494

Long-term debt — net of current portion	174,133	142,708
Deferred employee compensation and other	49,074	45,880

Total liabilities	397,649	368,082

Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,173,633 shares (2003) and 40,129,833 shares (2002)	402	401
Additional paid-in capital	55,072	53,881
Retained earnings	333,813	339,913
Treasury stock, at cost, 6,555,453 shares (2003) and 6,567,214 (2002)	(57,816)	(57,920)
Accumulated other comprehensive income, net	3,041	45

Total stockholders’ equity	334,512	336,320

Total liabilities and stockholders’ equity	$732,161	$704,402

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

	(000’s omitted)
Cash flows from operating activities:
Net (loss) income	$(4,253)	$3,548
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	10,191	10,564
Amortization	946	430
Asset impairment charges	201	—
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(53,065)	(52,444)

Net cash used in operating activities — continuing operations	(45,980)	(37,902)
Cash used in discontinued operations	(568)	(775)

Net cash used in operating activities	(46,548)	(38,677)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	884	132
Purchase of property, plant and equipment	(5,962)	(9,678)

Net cash used in investing activities	(5,078)	(9,546)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	79,441	147,937
Payment of debt	(47,139)	(112,208)
Proceeds from stock options exercised	387	1,773
Payment of dividends	(1,847)	(1,832)

Net cash provided by financing activities	30,842	35,670

Decrease in cash and cash equivalents	$(20,784)	$(12,553)
Cash and cash equivalents, beginning of period	32,881	27,769

Cash and cash equivalents, end of period	$12,097	$15,216

Supplemental cash flow information:
Cash paid for interest	$3,476	$497

Net cash paid (refunded) for income taxes	$2,974	$(257)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
($000’s omitted, except share and headcount information and where noted)

Note 1.	Basis of Presentation

      The financial information as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Note 3.     Stock-Based Compensation

      The Company has several stock-based employee compensation plans, which are described more fully in Note 9 to the Company’s annual report on Form 10-K for the year ended December 31, 2002. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,

	2003	2002

Net (loss) income:
As Reported	$(4,253)	$3,548
Pro Forma	$(4,840)	$2,449
As Reported (Loss) Earnings Per Share:
Basic	$(.13)	$.11
Diluted	$(.13)	$.10
Pro Forma (Loss) Earnings Per Share:
Basic	$(.14)	$.07
Diluted	$(.14)	$.07

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

	2003	2002
	Grants	Grants

Expected dividend yield	2.1%	1.7%
Expected stock price volatility	38.5%	44.6%
Risk-free interest rate	2.1%	3.8%
Expected life of options	3 years	3 years
Weighted average fair value	$2.34	$3.79

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement in the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

Note 4.	Inventories

      Inventories of $32,456 at March 31, 2003 included raw materials of $8,341, and work-in-process of $24,115. At December 31, 2002, inventories of $19,555 included raw materials of $6,255 and work-in-process of $13,300.

Note 5.	Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted average diluted shares outstanding for the three months ended March 31, 2003 and 2002 excludes the dilutive effect of approximately 4,467,108 and 1,096,269 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

	Three Months Ended
	March 31,

	2003	2002

Basic shares	33,584,566	33,309,135
Diluted shares	34,599,098	34,661,091

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Marketable Securities and Other Comprehensive Income (Loss) Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At March 31, 2003, the cost of marketable securities exceeded fair value by $8. At December 31, 2002 the fair value of marketable securities exceeded cost by $864. The net unrealized (loss) gain, after deferred taxes, was $(5) and $519 at March 31, 2003 and December 31, 2002, respectively.

      The cumulative foreign currency translation adjustment was $5,040 and $1,520 at March 31, 2003 and December 31, 2002, respectively.

      Accumulated other comprehensive income, net also includes a loss of $1,994 at both March 31, 2003 and December 31, 2002, respectively, related to the Company’s additional minimum pension liability.

Note 7.     Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the quarter ended March 31, 2003 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at December 31, 2002	$15,835	$102,785	$107,766	$226,386
Adjustments to previously recorded purchase price	—	661	(732)	(71)
Foreign currency translation adjustment	189	—	1,760	1,949

Balance at March 31, 2003	$16,024	$103,446	$108,794	$228,264

      Goodwill increased $1,878 in 2003, primarily as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end, and adjustments to preliminary purchase price allocations made in prior periods to goodwill recorded in the outsourcing and globalization segments.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$34,271	$5,532	$34,068	$4,792
Software licenses and proprietary technology	1,638	334	1,617	242
Covenants not-to-compete	1,800	120	1,800	—
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	7,222	—	7,222	—

	$46,831	$5,986	$46,607	$5,034

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to identifiable intangible assets was $946 and $430 for the three months ended March 31, 2003 and 2002, respectively. Estimated annual amortization expense for the years ended December 31, 2003 through December 31, 2007 is shown below:

2003	$3,631
2004	$3,580
2005	$3,548
2006	$3,398
2007	$3,178

Note 8.     Debt

      On July 2, 2002, the Company completed its $175 million unsecured three-year revolving credit facility. During the three months ended March 31, 2003, the average interest rate on this line of credit approximated 4%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. Amounts outstanding under this agreement are classified entirely as long-term debt of $97,000 and $64,000 at March 31, 2003 and December 31, 2002, respectively.

      On February 6, 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The private placement consisted of $25 million 6.9% senior notes due January 30, 2007, $28 million 7.31% senior notes due January 30, 2012, and $22 million 7.85% senior notes due January 30, 2012. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility at that time. This amount is classified as long-term debt on the balance sheet as of March 31, 2003 and December 31, 2002. Interest is payable every six months. At its option, the Company may pre-pay all or part of the senior unsecured notes in an amount equal to the principal amount plus accrued interest plus a make-whole payment determined in accordance with the note agreement.

      The terms of the senior unsecured notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The senior unsecured notes and revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries.

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and senior unsecured notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendments, the Company will be required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of March 31, 2003, and based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal year 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the amendments, the Company has agreed to provide accounts receivable as collateral. The collateral will be shared proportionately between the parties to the revolving credit agreement and the senior unsecured notes. In addition, interest rates charged under the revolving credit agreement have increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior unsecured notes have increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements. The Company paid an amendment fee to approving lenders and other costs aggregating approximately $1.1 million, which will be amortized to interest expense over the period covered by the amendment.

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

      The Company’s Canadian subsidiary has a $10 million Canadian dollar credit facility that had an outstanding balance of $3,160 Canadian dollars (US$2,147) at March 31, 2003. The Company has issued a guarantee of up to $6 million Canadian dollars related to this credit facility, which would require payment by the Company in the event of default on payment.

Note 9.     Synthetic Lease

      The Company has a synthetic lease for printing equipment in the United States and Canada funded through a master lease agreement administered by a commercial bank. The lease had an original expiration date in April 2003 and was recently extended to May 19, 2003. The equipment under the existing lease had an aggregate residual value of approximately $16.3 million at March 31, 2003. The Company is in the process of replacing a portion of the existing agreement with a new synthetic lease facility. The equipment under this new facility has a fair value of approximately $12.7 million. The Company expects to purchase the remaining equipment under the old agreement at the residual value of approximately $3.3 million. The new facility is expected to have a term of four years, with expected minimum lease payments of approximately $1.4 million in 2003, $2.5 million in 2004, 2005, and 2006 and $1.0 million in 2007. At the end of this new facility, the Company would have the option of purchasing the equipment at the estimated residual value of approximately $6.0 million.

Note 10.     Discontinued Operations

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

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $2,177 and $2,745 at March 31, 2003 and December 31, 2002, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through March 31, 2003, including additions and payments made on that accrual, is summarized below.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(1,650)	(75)	(1,725)

Balance at December 31, 2002	—	2,386	65	2,451
Paid in 2003	—	(429)	—	(429)

Balance at March 31, 2003	$—	$1,957	$65	$2,022

Note 11.	Accrued Restructuring and Integration Charges

      Prior to the fourth quarter of 2002, restructuring activities were accounted for under EITF 94-3, which required that a liability associated with restructuring activities be recognized in the period that management commits to a restructuring plan. During the fourth quarter of 2002, the Company adopted SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Certain charges that did not meet the liability recognition criteria under SFAS 146 will be recognized in future periods as the plan is implemented. The planned restructuring activities primarily relate to additional office closings in the financial printing and globalization segments, headcount reductions in all segments, and the integration of Berlitz GlobalNet’s (“GlobalNet”) operations into BGS. The Company’s restructuring activities are summarized below.

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

      In connection with the Company’s acquisition of GlobalNet in September of 2002, the Company incurred certain costs to integrate the operations of GlobalNet, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs were approximately $10.2 million, including approximately

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million of non-cash asset impairment charges, and were included as part of restructuring and integration expenses in the consolidated statements of operations during the quarter ended December 31, 2002.

      During the first quarter of 2003, the Company continued its cost reduction efforts announced in the fourth quarter of 2002, which included additional workforce reductions, the closing of a portion of the London financial printing customer service center, and the continued integration of GlobalNet’s operations with BGS. These actions resulted in restructuring, integration and asset impairment charges totaling $5,192 in the first quarter of 2003.

      The following information summarizes the costs incurred with respect to restructuring activities initiated during the first quarter of 2003:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial Printing	$1,340	$2,661	$—	$155	$4,156
Outsourcing	391	31	147	—	569
Globalization	33	13	54	310	410
Corporate	57	—	—	—	57

Total	$1,821	$2,705	$201	$465	$5,192

      The activity related to these accruals through March 31, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
2002 Expense	10,659	3,309	2,534	16,502
Paid in 2002	(7,432)	(399)	(2,305)	(10,136)

Balance at December 31, 2002	7,471	3,438	833	11,742
2003 Expenses	1,821	2,705	465	4,991
Paid in 2003	(5,627)	(660)	(695)	(6,982)

Balance at March 31, 2003	$3,665	$5,483	$603	$9,751

      Occupancy costs in 2001 represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. 2002 and 2003 occupancy costs represent the closing of various financial printing offices, as well as many BGS locations closing as a result of the integration with GlobalNet. The remaining accrued severance and personnel-related costs are expected to be paid during 2003.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees.

      The payments made on that accrual are summarized below.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,228)	(594)	(30)	(1,852)
Effect of foreign currency	236	58	—	294

Balance at December 31, 2002	1,592	108	—	1,700
Paid in 2003	(461)	—	—	(461)
Effect of foreign currency	37	3	—	40

Balance at March 31, 2003	$1,168	$111	$—	$1,279

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

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(1,141)	(99)	(1,240)

Balance at December 31, 2002	648	609	1,257
Paid in 2003	(383)	(168)	(551)

Balance at March 31, 2003	$265	$441	$706

Note 12.	Segment Information

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

      The Company’s operations are classified into three reportable business segments: financial printing, outsourcing and globalization. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Printing — transactional financial printing, corporate reporting, mutual fund printing, commercial printing and digital printing, and electronic delivery of personalized communications.

Outsourcing — outsourcing services such as document processing and management, information technology, and litigation support services, primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The results for the outsourcing segment include the operating results of DecisionQuest from its date of acquisition, December 4, 2002.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Globalization — outsourced globalization solutions, including technical writing and content creation, terminology and content management, and localization and translation services. This segment is commonly referred to as Bowne Global Solutions. The results for the globalization segment include the operating results of GlobalNet from its date of acquisition, September 27, 2002.

      In the first quarter of 2003, the Company changed the way it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/Other”. These costs had previously been allocated to the individual operating segments. The prior year’s segment information has been reclassified to conform to the current year’s presentation.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with a joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income.

	Three Months Ended
	March 31,

	2003	2002

	(000’s omitted)
	(Unaudited)
Revenue from external customers:
Financial printing	$138,567	$153,902
Outsourcing	64,021	57,722
Globalization	53,135	28,060

	$255,723	$239,684

Segment profit:
Financial printing	$10,846	$18,504
Outsourcing	2,798	4,036
Globalization	2,518	223
Corporate/ Other	(8,531)	(3,858)

	$7,631	$18,905

Depreciation expense:
Financial printing	$7,125	$7,836
Outsourcing	1,013	1,045
Globalization	1,639	1,142
Corporate	414	541

	$10,191	$10,564

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

	(000’s omitted)
	(Unaudited)
Segment profit less depreciation:
Financial printing	$3,721	$10,668
Outsourcing	1,785	2,991
Globalization	879	(919)
Corporate/ Other	(8,945)	(4,399)

	(2,560)	8,341
Amortization expense	(946)	(430)
Interest expense	(2,333)	(1,257)

(Loss) income before income taxes	$(5,839)	$6,654

Corporate/Other (by type):
Shared corporate expenses	$(4,009)	$(4,133)
Other income, net	670	275
Restructuring charges, integration costs and asset impairment charges	(5,192)	—

	$(8,531)	$(3,858)

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

BOWNE & CO., INC. AND SUBSIDIARIES

(000’s omitted, except share information and where noted)

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

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenue related to transactional financial printing services is affected by cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenue (as a percentage of the Company’s total revenue) relating to the financial printing segment was 54% for the three months ended March 31, 2003, compared to 64% for the three months ended March 31, 2002. Revenue relating to the financial printing segment has declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.

      Management uses segment profit and segment profit less depreciation expense to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with a joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, other expenses and other income. Segment profit and segment profit less depreciation expense are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

      In the first quarter of 2003, the Company changed the way it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/ Other”. These costs had previously been allocated to the individual operating segments. The prior year’s segment information has been reclassified to conform to the current year’s presentation.

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps over the last two years to bring its costs in line with the level of current market activity.

      During the first quarter of 2003, the Company continued the cost reduction efforts announced in the fourth quarter of 2002, which included additional workforce reductions, the closing of a portion of the London financial printing customer service center, and the continued integration of GlobalNet’s operations with BGS. These actions resulted in restructuring, integration and asset impairment charges totaling $5,192 in the first quarter of 2003.

      Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its worldwide workforce by approximately 22%, and reduced its annual cost base for continuing operations by approximately $115 million through March 31, 2003.

      As a result of the continuing weakness in the capital markets, the Company initiated further cost reductions in April 2003 that should be fully implemented by the end of the second quarter. These actions are estimated to result in additional annualized savings of more than $20 million, bringing the total reductions from fiscal 2000 levels to $135 million. The estimated restructuring, integration and asset impairment charges as a result of these actions is approximately $5 million for the second quarter of 2003. In addition, the Company may incur additional charges in 2003 if further cost reduction efforts are considered necessary.

      Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities in order to serve the anticipated eventual return of the capital transactional market. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments due to softness in those markets, as well as the integration of the acquisitions of Mendez and GlobalNet into the existing BGS operation.

      The Company completed two acquisitions during 2002 that affect comparability of results. On September 27, 2002, BGS Companies, Inc. completed the acquisition of GlobalNet from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million. GlobalNet provides globalization and localization services, software testing, translation and interpretation services. The Company expects that the acquisition of GlobalNet will strengthen BGS’s position in the globalization and localization industry and enhance BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base. This acquisition became part of the globalization segment. In December 2002, the Company acquired DecisionQuest, a provider of litigation resources, including trial research, strategic communications and strategic marketing, for approximately $31 million in cash. The purchase agreement also provides for additional payments in the event that certain future performance measures are achieved over a one-year period. The Company expects that the acquisition of DecisionQuest will enable BBS to provide a broader and deeper array of outsourced services to the legal industry. This acquisition became part of the outsourcing segment.

      With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

      The Company also completed two other transactions in the third quarter of 2002 that affect comparability of results. The Company sold certain publishing assets and liabilities in its financial printing segment for approximately $15.0 million. The Company also completed the sale of the Chicago office building for approximately $8.3 million.

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Financial Printing

      Revenue decreased $15,335, or 10%, to $138,567 for the quarter ended March 31, 2003, with the largest class of service in this segment, transactional financial printing, down $10,005, or 18% to $44,814, compared to the year earlier period. The market for transactional financial printing remained low and was down during the quarter ended 2003, as compared to 2002, primarily due to the lack of capital market activity in 2003, both domestic and international. Over the past several years, the Company has experienced a continued decline in transactional financial printing revenue as the result of the capital market downturn. Only five companies completed initial public offerings (IPOs) in the first three months of 2003, the fewest since the fourth quarter of 1975. This compared to seventeen for the year-earlier period and twenty-nine IPOs during the fourth quarter of last year. In addition, the IPOs in the first quarter of 2003 raised $642 million. This is the first time since the fourth quarter of 1990 — when the United States was preparing for war — that the IPO market raised less than $1 billion. This indicates that transactions, for the most part, were also smaller. Merger and acquisition transactions were also down as compared to the comparable period. Despite this downturn, the Company continues to maintain its industry-leading market share in both the domestic and international markets.

      The international market was also affected by the downturn in the capital markets, with 2003 revenues of $14,532 compared to 2002 revenues of $17,834, a 19% decline. We believe that our share of this competitive market has remained stable and that we continue to be the leading provider of services in most international markets.

      Mutual fund services revenue decreased $3,922, or 10%, which is primarily due to the continued consolidation of funds and tightened spending by mutual funds in reaction to slowness in the financial markets. There were also certain special proxy statement print jobs which were completed in 2002 but were not repeated in 2003. Financial printing revenue also declined approximately $1,424 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. Revenue from corporate reporting services declined $462, or 1%, from 2002 to 2003.

      Gross margin contribution of this segment decreased by $8,878, or 14%, and the margin percentage decreased by approximately two percentage points to 38%, reflecting the reduced activity in transactional financial printing. This impacts gross margins since, historically, transactional financial printing revenue is our most profitable class of service. Margins were also impacted by the competitive pricing pressure on jobs bid in the current economic environment.

      Selling and administrative expenses decreased $1,220, or 3%, to $42,304 primarily as a result of cost reductions implemented during the prior year, including the workforce reductions during the second half of 2002 and the first quarter of 2003, offset by higher employee benefit and insurance costs. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately two percentage points to 31%. This increase is primarily a result of lower revenues available to absorb certain fixed selling and administrative expenses.

      The resources that the Company commits to the transactional financial market are significant and management continues to balance these resources with market conditions. During 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing a portion of its London customer service center. During 2003, total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $4,156. Additional cost reduction actions were undertaken in the early part of the second quarter of 2003, as a result of the continued weakness in the capital markets.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for 2003 was $10,846. This was a decrease of $7,658, or 41%, from segment profit of $18,504 in 2002. The decrease in segment profit is primarily a result of decreased revenues in 2003. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income. Despite the challenging market, some encouraging trends emerge. In the first quarter of 2003, the Company had $12 million more revenue than the fourth quarter of 2002 and added $6 million in additional segment profit. A comparison to the first quarter of 2002 reveals that a decline in revenue of $15 million contributed to a decline in segment profit of $8 million. Therefore, it appears that each incremental $15 million change in revenue impacts segment profit by about 50%, highlighting the leverage in the Company’s operating model. This reflects the Company’s cost reduction efforts, as well as the restructuring of its business.

Outsourcing

      Revenue increased $6,299, or 11%, to $64,021 for the quarter ended March 31, 2003. The increase is largely attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $8.4 million in revenue in the first quarter of 2003. Other revenue was down by approximately 4%, which was the result of declining copy volumes from investment banking clients and the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison. These two clients contributed to a year-over-year revenue decline of approximately $2.4 million. Growth in new business, driven by new desktop publishing and creative services opportunities, accounted for an increase of $3.9 million.

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

      Gross margin from this segment decreased $116, or 1%, while the margin percentage decreased approximately two percentage points to 17%. The decrease in gross margin and gross margin percentage is directly related to lower resource utilization due to decreased copy volumes from investment banking clients, as well as the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison. These decreases were largely offset by the increase in gross margins from Decision Quest, as well as from cost cutting initiatives previously put in place and the renegotiation of several significant vendor contracts.

      Selling and administrative expenses increased $1,389, or 20%, to $8,398, and as a percent of sales, it increased by approximately one percentage point to 13%. This increase is caused largely by the acquisition of DecisionQuest. In addition, this segment increased sales resources to drive incremental higher margin services.

      During 2003, the outsourcing segment incurred $569 in restructuring and asset impairment charges, compared to no restructuring and asset impairment charges in 2002.

      Other income of $267 from a joint venture equity investment was recognized by the outsourcing segment during 2003.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) in 2003 was $2,798. This was a decrease of $1,238, or 31%, from segment profit of $4,036 in 2002. The decrease in segment profit was primarily a result of the lower resource utilization due to decreased copy volumes from investment banking clients and due to the lower revenue and gross margin resulting from the dissolutions of Hill & Barlow and Brobeck, Phleger and Harrison, as discussed above. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income. The Company expects that new business opportunities, driven by the increased investment in additional sales resources, new service expansion, expense management and the continued strong performance from DecisionQuest will help drive improvement in the second quarter and full year segment profit performance.

Globalization

      Revenue increased $25,075, or 89%, to $53,135 in 2003. The increase is primarily attributable to the acquisition of GlobalNet in September of 2002, as well as organic growth of approximately 3%. The increase in revenue was accompanied by a change in product mix reflecting a decline in information technology sector revenue concentration from approximately 51% in 2002 to 40% in 2003. The diversification was evidenced by increases in the government, life sciences, financial services, telecom, manufacturing and transportation sectors.

      Gross margin from this segment increased $6,438, or 56%, while the gross margin percentage decreased approximately seven percentage points to 34%. Pricing pressure in the globalization market along with the negative impact from the weak dollar are the principle causes of the decline in gross margin percentage. The Company anticipates slight margin improvement as it continues to merge facilities and integrate the workforce of GlobalNet with the BGS workforce. Additional initiatives expected to improve margins include the anticipated rollout of a customer-facing portal designed to improve workflow and an initiative to improve global vendor management through consolidation and increased quality control.

      Selling and administrative expenses increased $4,143, or 37%, to $15,478, but as a percentage of revenue decreased approximately eleven percentage points to 29%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet is the primary contributor to the decrease of selling and administrative costs as a percentage of revenue. Completion of planned integration and cost reductions will further reduce selling and administrative expenses.

      During 2003, restructuring, integration and asset impairment charges related to the globalization segment were $410. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) in 2003 was $2,518. This compares to segment profit in 2002 of $223. The Company expects this segment’s profit to continue to improve in 2003 as it completes the integration of BGS and GlobalNet. The Company continues to review further office consolidation and streamlining workflow processes through the expanded use of technologies, including its web-based translation portal, ElcanoTM. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Summary

      Overall revenue increased $16,039, or 7%, to $255,723. The increase is attributed to the increases in globalization and outsourcing partially offset by a decline in financial printing. There was a $2,399, or 3%, decrease in gross margin, and the gross margin percentage decreased approximately three percentage points to 32%. This decrease in gross margin percentage was attributable to declining margin percentages in all operating segments, as a result of the various factors discussed above.

      Selling and administrative expenses on a company-wide basis increased $4,345, or 7%, to $70,181. Approximately $6.5 million of this increase is attributable to the acquisitions of GlobalNet and DecisionQuest, and approximately $2 million of the increase is from higher employee benefit costs and insurance. These increases were offset by decreases primarily due to lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending in all operating segments. As a percentage of sales, these expenses remained consistent at approximately 27%. This percentage was affected by the impact of lower revenues available to absorb certain fixed selling and administrative expenses in financial printing, offset by improvement in the globalization segment primarily due to realizing economies of scale created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.

      Depreciation decreased $373, primarily as a result of reduced capital expenditures in recent years. Amortization increased $516 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $5,192 in restructuring, integration, and asset impairment charges in 2003, as compared to none in the prior year, as discussed in Note 11 to the financial statements.

      Interest expense increased $1,076, an 86% increase, as a result of a combination of a higher average interest rate in the current year (5.6% for the quarter ended March 31, 2003, as compared to 4.2% for the same period in 2002), and higher average borrowings in 2003 ($154 million for the quarter ended March 31, 2003, as compared to $121 million for the same period in 2002).

      The effective overall income tax rate was impacted by the pre-tax income incurred during 2002 compared to the pre-tax loss in 2003. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to taxable income (loss) remained at approximately 39%.

      As a result of the foregoing, the net loss for 2003 was $4,253 as compared to net income of $3,548 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project future activity.

      For 2003, the Company expects improved results over 2002. The results of its financial print business will continue to be adversely affected by the anticipated continued softness in the capital markets, both domestically and internationally. The Company expects improvement at both BBS and BGS as we continue to integrate recent acquisitions into existing operations.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate the second quarter and full year 2003 results will be in the ranges shown below.

2003

	2nd Quarter	Full-year

Revenue, approximately	$265 to $280 million	$1.1 billion
Depreciation and amortization, approximately	$11 million	$47 million
Restructuring and integration charges, approximately	$5 million	$10 to $15 million
Operating income, approximately	$2 to $7 million	$16 to $32 million
Operating income, excluding restructuring and integration charges, approximately	$7 to $12 million	$29 to $45 million
Interest expense, approximately	$2 to $3 million	$11 million
Diluted (loss) earnings per share, in the range of	$(0.05) to $0.05	$0.00 to $0.20
Diluted earnings per share, excluding restructuring and integration charges, in the range of	$0.05 to $0.15	$0.30 to $0.60
Capital expenditures, approximately	Not Given	$30 million

Liquidity and Capital Resources

      At March 31, 2003, the Company had a working capital ratio of 1.68 to 1 and working capital of $118,004 compared to a ratio of 1.46 to 1 and working capital of $82,339 at December 31, 2002. Approximately $52 million of the increase in working capital is due to the seasonal increase in accounts receivable and inventory levels. This is offset by a lower level of cash at March 31, 2003 as compared to December 31, 2002.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life of 7.2 years with an approximate interest rate of 7.6%, as amended. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The Company completed its three-year $175 million revolving credit facility on July 2, 2002 (and amended it in March 2003), which had an outstanding balance of $97 million at March 31, 2003.

      The terms of the senior unsecured notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The senior unsecured notes and revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries.

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and senior unsecured notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendments, the Company will be required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of March 31, 2003. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout the remainder of fiscal year 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate such effects. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the amendments, the Company has agreed to provide accounts receivable as collateral. The collateral will be shared proportionally between the parties to the revolving credit agreement and the senior unsecured notes. In addition, interest rates charged under the revolving credit agreement have increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior unsecured notes have increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements. The Company paid an amendment fee to approving lenders and other costs aggregating approximately $1.1 million, which is being amortized to interest expense over the period covered by the amendment.

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

      It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      Capital expenditures for the three months ended March 31, 2003 were $5,962. For the full year 2003, the Company plans capital spending of approximately $30 million.

Cash Flows

      The Company’s focus on working capital management continues, including managing receivables and inventory. Average days sales outstanding improved to 65 days for the three months ended March 31, 2003 from 74 days for the three months ended March 31, 2002. The Company’s net cash used in operating activities was $46,548 and $38,677 for the three months ended March 31, 2003 and 2002, respectively. The increase in cash used in operations is primarily a result of a net loss of $4,253 in 2003 compared to net income of $3,548 in 2002.

      Net cash used in investing activities was $5,078 and $9,546 for the three months ended March 31, 2003 and 2002, respectively. The decrease was primarily the result of lower levels of capital expenditures in the current year.

      Net cash provided by financing activities was $30,842 and $35,670 for the three months ended March 31, 2003 and 2002, respectively. Lower net borrowings and lower proceeds from stock options exercised in the current year were the primary causes of the decrease.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective fiscal 2003. The adoption of this standard did not have an effect on the Company’s financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standard No. 123 (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company continues to apply APB Opinion No. 25 and related interpretations, the Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the progress on the issuance of this standard as well as evaluate its position with respect to current guidance.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation sets forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company is currently in the process of evaluating the impact of this interpretation on its synthetic lease, which is in the process of being restructured as discussed in Note 9.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

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

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease commitment. The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life of 7.2 years (ranging from 5-10 years), and had an average fixed interest rate of approximately 7.6%, as amended. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the three months ended March 31, 2003, the average interest rate on this line of credit approximated 4%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $0.8 million, based on the average outstanding balances under the revolving credit facility during the three months ended March 31, 2003.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income (loss) of $3,520 and $(707) in its statements of comprehensive income (loss) for the three months ended March 31, 2003 and 2002, respectively. This income (loss) is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

Item 4. Controls and Procedures

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

(a) Exhibits

Exhibit 10.18 — Second Amendment, dated as of March 28, 2003, to Note Purchase Agreements dated as of January 30, 2002, related to $75 million Senior Unsecured Notes

Exhibit 10.19 — Intercreditor and Collateral Agency Agreement, dated as of March 28, 2003, related to Second Amendment to Note Purchase Agreements

Exhibit 10.20 — First Amendment, dated as of March 28, 2003, to Credit Agreement dated as of July 2, 2002, related to $175 million revolving credit facility

Exhibit 99.1 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer

Exhibit 99.2 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON
_______________________________________ Robert M. Johnson
(Chairman of the Board and Chief Executive Officer)

Date: May 15, 2003

/s/ C. CODY COLQUITT
_______________________________________ C. Cody Colquitt
(Senior Vice President and Chief Financial Officer)
(Principal Financial Officer)

Date: May 15, 2003

/s/ RICHARD BAMBACH JR.
_______________________________________ Richard Bambach Jr.
(Vice President and Corporate Controller)
(Principal Accounting Officer)

Date: May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003