Form 10-Q
period 2003-06-30
BOWNE & CO INC
filed 2003-08-12
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

      The Registrant had 33,729,695 shares of Common Stock outstanding as of July 31, 2003.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$307,741	$313,267
Expenses:
Cost of revenue	208,244	199,966
Selling and administrative	74,061	81,519
Depreciation	9,923	10,754
Amortization	891	430
Restructuring charges, integration costs and asset impairment charges	9,617	—

	302,736	292,669

Operating income	5,005	20,598
Interest expense	(2,639)	(1,850)
Other (expense) income, net	(1,495)	184

Income before income taxes	871	18,932
Income tax expense	(613)	(7,871)

Net income	$258	$11,061

Earnings per share:
Basic	$.01	$.33

Diluted	$.01	$.31

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$563,464	$552,951
Expenses:
Cost of revenue	381,900	355,184
Selling and administrative	144,242	147,355
Depreciation	20,114	21,318
Amortization	1,837	860
Restructuring charges, integration costs and asset impairment charges	14,809	—

	562,902	524,717

Operating income	562	28,234
Interest expense	(4,972)	(3,107)
Other (expense) income, net	(558)	459

(Loss) income before income taxes	(4,968)	25,586
Income tax benefit (expense)	973	(10,977)

Net (loss) income	$(3,995)	$14,609

(Loss) earnings per share:
Basic	$(.12)	$.44

Diluted	$(.12)	$.41

Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Net income	$258	$11,061
Foreign currency translation adjustment	7,605	8,984
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $81 and $(500) for 2003 and 2002, respectively	121	(749)

Comprehensive income	$7,984	$19,296

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Net (loss) income	$(3,995)	$14,609
Foreign currency translation adjustment	11,125	8,277
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $(268) and $(447) for 2003 and 2002, respectively	(403)	(670)

Comprehensive income	$6,727	$22,216

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,026	$32,881
Marketable securities	1,142	1,814
Trade accounts receivable, less allowance for doubtful accounts of $16,434 (2003) and $16,142 (2002)	243,228	176,984
Inventories	22,653	19,555
Prepaid expenses and other current assets	25,699	30,599

Total current assets	310,748	261,833

Property, plant and equipment, less accumulated depreciation of $286,644 (2003) and $265,583 (2002)	145,374	151,557
Goodwill, less accumulated amortization of $32,408 (2003) and $31,466 (2002)	233,051	226,386
Intangible assets, less accumulated amortization of $6,890 (2003) and $5,034 (2002)	40,407	41,573
Deferred income taxes	12,485	3,759
Other assets	21,585	19,294

Total assets	$763,650	$704,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$4,815	$497
Accounts payable	41,782	44,370
Employee compensation and benefits	59,885	50,045
Accrued expenses and other obligations	74,127	84,582

Total current liabilities	180,609	179,494

Long-term debt — net of current portion	190,170	142,708
Deferred employee compensation and other	51,858	45,880

Total liabilities	422,637	368,082

Stockholders’ equity:
Preferred stock:
Authorized 2,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,190,633 shares (2003) and 40,129,833 shares (2002)	402	401
Additional paid-in capital	55,227	53,881
Retained earnings	332,222	339,913
Treasury stock, at cost, 6,531,535 shares (2003) and 6,567,214 (2002)	(57,605)	(57,920)
Accumulated other comprehensive income, net	10,767	45

Total stockholders’ equity	341,013	336,320

Total liabilities and stockholders’ equity	$763,650	$704,402

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Cash flows from operating activities:
Net (loss) income	$(3,995)	$14,609
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	20,114	21,318
Amortization	1,837	860
Asset impairment charges	249	—
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(66,680)	(42,586)

Net cash used in operating activities — continuing operations	(48,475)	(5,799)
Cash used in discontinued operations	(977)	(1,345)

Net cash used in operating activities	(49,452)	(7,144)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	993	524
Purchase of property, plant and equipment	(13,248)	(15,774)

Net cash used in investing activities	(12,255)	(15,250)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	144,078	196,521
Payment of debt	(94,289)	(178,639)
Proceeds from stock options exercised	759	2,607
Payment of dividends	(3,696)	(3,673)

Net cash provided by financing activities	46,852	16,816

Decrease in cash and cash equivalents	(14,855)	(5,578)
Cash and cash equivalents, beginning of period	32,881	27,769

Cash and cash equivalents, end of period	$18,026	$22,191

Supplemental cash flow information:
Cash paid for interest	$4,890	$979

Net cash paid for income taxes	$1,036	$1,221

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
($000’s omitted, except share and headcount information and where noted)

Note 1.     Basis of Presentation

      The financial information as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three and six months ended June 30, 2003 may not be indicative of the results that may be expected for the full year.

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

	Three Months
	Ended June 30,

	2003	2002

Net income (loss):
As reported	$258	$11,061
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(578)	(1,104)

Pro forma	$(320)	$9,957

As reported earnings per share:
Basic	$.01	$.33
Diluted	$.01	$.31
Pro forma (loss) earnings per share:
Basic	$(.01)	$.30
Diluted	$(.01)	$.28

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months
	Ended June 30,

	2003	2002

Net (loss) income:
As reported	$(3,995)	$14,609
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relaxed tax effects	(1,165)	(2,203)

Pro forma	$(5,160)	$12,406

As reported (loss) earnings per share:
Basic	$(.12)	$.44
Diluted	$(.12)	$.41
Pro forma (loss) earnings per share:
Basic	$(.15)	$.37
Diluted	$(.15)	$.35

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months
	Ended June 30,

	2003	2002
	Grants	Grants

Expected dividend yield	—	1.5%
Expected stock price volatility	—	39.7%
Risk-free interest rate	—	3.6%
Expected life of options	—	3 years
Weighted-average fair value	—	$3.85

	Six Months
	Ended June 30,

	2003	2002
	Grants	Grants

Expected dividend yield	2.1%	1.5%
Expected stock price volatility	38.5%	41.4%
Risk-free interest rate	2.1%	3.6%
Expected life of options	3 years	3 years
Weighted-average fair value	$2.34	$3.83

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement in the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The FASB has not yet issued an exposure draft or a proposed standard. The Company will continue to monitor the progress on the issuance of this proposed standard as well as evaluate its position with respect to current guidance.

Note 4.     Inventories

      Inventories of $22,653 at June 30, 2003 included raw materials of $5,952, and work-in-process of $16,701. At December 31, 2002, inventories of $19,555 included raw materials of $6,255 and work-in-process of $13,300.

Note 5.     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted-average diluted shares outstanding for the three months ended June 30, 2003 and 2002 excludes the dilutive effect of approximately 3,436,029 and 668,902 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted-average diluted shares outstanding for the six months ended June 30, 2003 and 2002 excludes the dilutive effect of approximately 3,628,616 and 1,050,652 options, respectively.

	Three Months
	Ended June 30,

	2003	2002

Basic shares	33,632,297	33,493,365
Diluted shares	34,827,957	35,196,473

	Six Months
	Ended June 30,

	2003	2002

Basic shares	33,608,432	33,401,250
Diluted shares	34,713,065	34,944,890

Note 6.     Marketable Securities and Other Comprehensive Income Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At June 30, 2003, the cost of marketable securities exceeded fair value by $194. At December 31, 2002 the fair value of marketable securities exceeded cost by $864. The net unrealized gain, after deferred taxes, was $116 and $519 at June 30, 2003 and December 31, 2002, respectively.

      The cumulative foreign currency translation adjustment was $12,645 and $1,520 at June 30, 2003 and December 31, 2002, respectively.

      Accumulated other comprehensive income, net also includes a loss of $1,994 at both June 30, 2003 and December 31, 2002, respectively, related to the Company’s additional minimum pension liability.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at December 31, 2002	$15,835	$102,785	$107,766	$226,386
Adjustments to previously recorded purchase price	—	661	232	893
Foreign currency translation adjustment	404	—	5,368	5,772

Balance at June 30, 2003	$16,239	$103,446	$113,366	$233,051

      Goodwill increased $6,665 in 2003, primarily as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end, and adjustments to preliminary purchase price allocations made in prior periods to goodwill recorded in the outsourcing and globalization segments.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$34,691	$6,258	$34,068	$4,792
Software licenses and proprietary technology	1,684	422	1,617	242
Covenants not-to-compete	1,800	210	1,800	—
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	7,222	—	7,222	—

	$47,297	$6,890	$46,607	$5,034

      Amortization expense related to identifiable intangible assets was $1,837 and $860 for the six months ended June 30, 2003 and 2002, respectively. Estimated annual amortization expense for the years ended December 31, 2003 through December 31, 2007 is shown below:

2003	$3,631
2004	$3,580
2005	$3,548
2006	$3,398
2007	$3,178

Note 8.     Debt

      On July 2, 2002, the Company completed its $175 million unsecured three-year revolving credit facility. During the six months ended June 30, 2003, the average interest rate on this line of credit approximated 3%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. Amounts outstanding under this agreement are classified entirely as long-term debt of $113,000 and $64,000 at June 30, 2003 and December 31, 2002, respectively.

      On February 6, 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The private placement consisted of $25 million 6.9% senior notes due

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 30, 2007, $28 million 7.31% senior notes due January 30, 2012, and $22 million 7.85% senior notes due January 30, 2012. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility at that time. This amount is classified as long-term debt on the balance sheet as of June 30, 2003 and December 31, 2002. Interest is payable every six months. At its option, the Company may pre-pay all or part of the senior unsecured notes in an amount equal to the principal amount plus accrued interest plus a make-whole payment determined in accordance with the note agreement.

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

      Due to the impact of the continued economic downturn on the Company’s business, the revolving credit agreement and senior unsecured notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendments, the Company will be required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of June 30, 2003, and based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal year 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

      If the Company fails to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to obtain a waiver or unable to provide an allowable remedy for such event of default, the Company’s lenders would be entitled to certain remedies, including the ability to terminate their loan commitments and to demand immediate repayment, including payment in full. Were the Company’s lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. While the Company believes it would be able to obtain replacement financing, the Company’s ability to secure such replacement financing could not be guaranteed, and if necessary, such financing could carry higher costs.

      The Company’s Canadian subsidiary has a $10 million Canadian dollar credit facility that had an outstanding balance of $5,806 Canadian dollars (US$4,304) at June 30, 2003. The Company has issued a guarantee of up to $6 million Canadian dollars related to this credit facility, which would require payment by the Company in the event of default on payment.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Synthetic Lease

      The Company had a synthetic lease for printing equipment in the United States and Canada which was funded through a master lease agreement administered by a commercial bank. The lease, which is accounted for as an operating lease, had an original expiration date in April 2003 which was extended to May 19, 2003. In May, the Company replaced a portion of the existing agreement with a new synthetic lease facility. The Company purchased the remaining equipment under the old agreement at the residual value of approximately $3.1 million. The equipment under the new facility had a fair value of approximately $13.8 million. The new facility has a term of four years, with expected minimum lease payments of approximately $1.4 million in 2003, $2.5 million in 2004, 2005, and 2006 and $1.0 million in 2007. At the end of this new facility, the Company would have the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under the new lease had an aggregate residual value of approximately $13.6 million at June 30, 2003.

Note 10.     Discontinued Operations

      In April 2001, management determined that it would no longer invest in its Internet consulting and development segment (“Immersant”) and announced its decision to exit the operation. Effective with the second quarter of 2001, this segment is reflected as a discontinued operation.

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $1,768 and $2,745 at June 30, 2003 and December 31, 2002, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through June 30, 2003, including additions and payments made on that accrual, is summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(1,650)	(75)	(1,725)

Balance at December 31, 2002	—	2,386	65	2,451
Paid in 2003	—	(646)	(65)	(711)

Balance at June 30, 2003	$—	$1,740	$—	$1,740

Note 11.	Accrued Restructuring and Integration Charges

      Prior to the fourth quarter of 2002, restructuring activities were accounted for under EITF 94-3, which required that a liability associated with restructuring activities be recognized in the period that management commits to a restructuring plan. During the fourth quarter of 2002, the Company adopted SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Certain charges that did not meet the liability recognition criteria under SFAS 146 will be recognized in future periods as the plan is implemented. The planned restructuring activities primarily relate to additional office closings in the financial printing and globalization segments, headcount reductions in all

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments, and the integration of Berlitz GlobalNet’s (“GlobalNet”) operations into Bowne Global Solutions (“BGS”). The Company’s restructuring activities are summarized below.

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

      In connection with the Company’s acquisition of Mendez S.A. (“Mendez”) in August 2001, the Company incurred certain costs to integrate the operations of Mendez, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs, which totaled $2,704, were included as part of restructuring and integration expenses in the consolidated statements of operations during the year ended December 31, 2001.

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

      In connection with the Company’s acquisition of GlobalNet in September of 2002, the Company incurred certain costs to integrate the operations of GlobalNet, including costs to shut down certain BGS facilities and terminate certain BGS employees. These costs were approximately $10.2 million, including approximately $0.7 million of non-cash asset impairment charges, and were included as part of restructuring and integration expenses in the consolidated statements of operations during the quarter ended December 31, 2002.

      During the first quarter of 2003, the Company continued implementation of the cost reduction efforts announced in the fourth quarter of 2002, which included additional workforce reductions, as well as the closing of its London manufacturing facility and a portion of the London financial printing customer service center, and the continued integration of GlobalNet’s operations with BGS. These actions resulted in restructuring, integration and asset impairment charges totaling $5,192 in the first quarter of 2003.

      As a result of the continuing weakness in the capital markets, the Company initiated further cost reductions during the second quarter of 2003 which included additional workforce reductions in the financial printing and outsourcing segments and in certain corporate departments. In addition, the Company also continued its integration of GlobalNet into the existing BGS operation, resulting in additional severance and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $9,617 in the second quarter of 2003.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information summarizes the costs incurred with respect to restructuring activities initiated during the second quarter of 2003:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$4,327	$205	$48	$396	$4,976
Outsourcing	700	—	—	330	1,030
Globalization	1,683	8	—	690	2,381
Corporate	1,230	—	—	—	1,230

Total	$7,940	$213	$48	$1,416	$9,617

      The activity related to these accruals through June 30, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
2002 Expense	10,659	3,309	2,534	16,502
Paid in 2002	(7,609)	(399)	(2,305)	(10,313)

Balance at December 31, 2002	7,294	3,438	833	11,565
2003 Expenses	9,761	2,918	1,881	14,560
Paid in 2003	(11,612)	(789)	(2,115)	(14,516)

Balance at June 30, 2003	$5,443	$5,567	$599	$11,609

      The Company expects to incur additional restructuring and integration charges in the third quarter of 2003 of approximately $3 million.

      Occupancy costs in 2001 represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. 2002 and 2003 occupancy costs represent the closing of various financial printing offices, as well as many BGS locations closing as a result of the integration with GlobalNet. The majority of the remaining accrued severance and personnel-related costs are expected to be paid during 2003.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,228)	(594)	(30)	(1,852)
Effect of foreign currency	236	58	—	294

Balance at December 31, 2002	1,592	108	—	1,700
Paid in 2003	(461)	—	—	(461)
Effect of foreign currency	104	10	—	114

Balance at June 30, 2003	$1,235	$118	$—	$1,353

      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued $2,497 of costs associated with the integration of GlobalNet’s operations, which were accounted for as part of the cost of the acquisition. These costs include estimated severance costs and lease termination costs associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. During the second quarter of 2003, the Company refined its estimate of severance and personnel-related costs by $466. This adjustment increased GlobalNet goodwill.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	466	—	466
Paid in 2003	(259)	(322)	(581)

Balance at June 30, 2003	$1,032	$287	$1,319

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

Financial Printing — transactional financial printing, corporate reporting, mutual fund printing, commercial printing, digital printing, and electronic delivery of personalized communications.

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

Globalization — outsourced globalization solutions, including technical writing and content creation, terminology and content management, interpretation services, and localization and translation services. This segment is commonly referred to as Bowne Global Solutions (BGS). The results for the globalization segment include the operating results of GlobalNet from its date of acquisition, September 27, 2002.

      In the first quarter of 2003, the Company changed the manner in which it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/ Other”. These costs had previously been allocated to the individual operating segments. The prior year’s segment information has been reclassified to conform to the current year’s presentation.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with a joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,

	2003	2002

	(000’s omitted)
	(Unaudited)
Revenue from external customers:
Financial printing	$183,418	$227,772
Outsourcing	64,293	60,136
Globalization	60,030	25,359

	$307,741	$313,267

Segment profit:
Financial printing	$22,501	$35,163
Outsourcing	3,757	4,302
Globalization	3,789	(2,952)
Corporate/ Other (see detail below)	(15,723)	(4,547)

	$14,324	$31,966

Depreciation expense:
Financial printing	$6,833	$7,873
Outsourcing	1,009	982
Globalization	1,666	1,358
Corporate	415	541

	$9,923	$10,754

Segment profit less depreciation:
Financial printing	$15,668	$27,290
Outsourcing	2,748	3,320
Globalization	2,123	(4,310)
Corporate/ Other	(16,138)	(5,088)

	4,401	21,212
Amortization expense	(891)	(430)
Interest expense	(2,639)	(1,850)

Income before income taxes	$871	$18,932

Corporate/ Other (by type):
Shared corporate expenses	$(4,391)	$(4,731)
Other (expense) income, net	(1,715)	184
Restructuring charges, integration costs and asset impairment charges	(9,617)	—

	$(15,723)	$(4,547)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2003	2002

	(000’s omitted)
	(Unaudited)
Revenue from external customers:
Financial printing	$321,985	$381,674
Outsourcing	128,314	117,858
Globalization	113,165	53,419

	$563,464	$552,951

Segment profit:
Financial printing	$33,347	$53,667
Outsourcing	6,555	8,338
Globalization	6,307	(2,729)
Corporate/ Other (see detail below)	(24,254)	(8,405)

	$21,955	$50,871

Depreciation expense:
Financial printing	$13,958	$15,709
Outsourcing	2,022	2,027
Globalization	3,305	2,500
Corporate	829	1,082

	$20,114	$21,318

Segment profit less depreciation:
Financial printing	$19,389	$37,958
Outsourcing	4,533	6,311
Globalization	3,002	(5,229)
Corporate/ Other	(25,083)	(9,487)

	1,841	29,553
Amortization expense	(1,837)	(860)
Interest expense	(4,972)	(3,107)

(Loss) income before income taxes	$(4,968)	$25,586

Corporate/ Other (by type):
Shared corporate expenses	$(8,400)	$(8,864)
Other (expense) income, net	(1,045)	459
Restructuring charges, integration costs and asset impairment charges	(14,809)	—

	$(24,254)	$(8,405)

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

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenue related to transactional financial printing services is affected by the cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenue (as a percentage of the Company’s total revenue) relating to the financial printing segment was 57% for the six months ended June 30, 2003, compared to 69% for the six months ended June 30, 2002. Revenue relating to the financial printing segment has declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

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

      In the first quarter of 2003, the Company changed the manner in which it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/ Other”. These costs had previously been allocated to the individual operating segments. The prior year’s segment information has been reclassified to conform to the current year’s presentation.

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the recent volatility of the capital markets and sustained decrease in transactional financial printing activity. As a result, the Company took several steps over the last two years to bring its costs in line with the level of current market activity.

      During the first quarter of 2003, the Company continued the cost reduction efforts announced in the fourth quarter of 2002, which included additional workforce reductions, as well as the closing of its London manufacturing facility and a portion of the London financial printing customer service center, and the continued integration of GlobalNet’s operations with BGS. These actions resulted in restructuring, integration and asset impairment charges totaling $5,192 in the first quarter of 2003. As a result of the continuing weakness in the capital markets, the Company initiated further cost reductions during the second quarter of 2003 which included additional workforce reductions in the financial printing and outsourcing segments and in certain corporate departments. In addition, the Company also continued its integration of GlobalNet into the existing BGS operation, resulting in additional severance and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $9,617 in the second quarter of 2003. These actions taken in 2003 are estimated to result in additional annualized savings of approximately $35 to $40 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $140 to $145 million through June 30, 2003.

      The Company expects to incur additional restructuring and integration charges in the third quarter of 2003 of approximately $3 million.

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

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

Financial Printing

      Revenue decreased $44,354, or 19%, to $183,418 for the quarter ended June 30, 2003, with the largest class of service in this segment, transactional financial printing, down $34,955, or 38% to $56,050, compared to the year earlier period. The market for transactional financial printing remained low and was down during the quarter ended June 30, 2003, as compared to 2002, primarily due to reduced capital market activity in 2003, both domestic and international. There were also some significant transactions for which the Company provided financial printing services during the second quarter of the prior year, with no transactions of similar significance in the second quarter of 2003. Over the past several years, the Company has experienced a continued decline in transactional financial printing revenue as the result of the capital market downturn. Despite this downturn, the Company continues to maintain its industry-leading market share in both the domestic and international markets, capturing the business connected with approximately fifty percent of the IPO market in the current period. The Company is cautiously optimistic regarding the revenues from transactional financial printing for the remainder of 2003, as it appears there may be some momentum building in the capital markets.

      The international market was also affected by the downturn in the capital markets, with 2003 revenues of $23,676 compared to 2002 revenues of $26,666, an 11% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets. We believe that our share of this competitive market has remained stable and that we continue to be the leading provider of services in most international markets.

      Mutual fund services revenue decreased $13,055, or 24%, which is primarily due to the continued consolidation of funds and tightened spending by mutual funds in reaction to slowness in the financial markets. There were also fewer special proxy statement print jobs completed in 2003 as compared to 2002. Financial printing revenue declined approximately $1,518 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. Revenue from corporate reporting services increased $1,160, or 2%, from 2002 to 2003.

      Gross margin contribution of this segment decreased by $27,300, or 29%, and the margin percentage decreased by approximately five percentage points to 36%, reflecting the reduced activity in transactional financial printing. This impacts gross margins since, historically, transactional financial printing revenue is our most profitable class of service. There were also some significant transactions for which the Company provided financial printing services during the second quarter of the prior year, which increased the prior year’s gross margin percentage, with no transactions of similar significance in the second quarter of 2003. Margins were also impacted by the competitive pricing pressure on jobs bid in the current economic environment, as well as diminished utilization resulting from the decreased mutual fund services revenue.

      Selling and administrative expenses decreased $14,638, or 25%, to $44,234 primarily as a result of cost reductions implemented during the prior year, including the workforce reductions during the second half of 2002 and through the first half of 2003, offset by higher employee benefit and insurance costs. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Bad debt expense also decreased as a result of lower revenue and an improved DSO (days sales outstanding). As a percent of sales, selling and administrative expenses decreased by approximately two percentage points to 24%.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. During the second quarter of 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including those connected with closing its London manufacturing facility and a portion of its London customer service center. During the quarter ended June 30, 2003, total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $4,976.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the quarter ended June 30, 2003 was $22,501. This was a decrease of $12,662, or 36%, from segment profit of $35,163 in 2002. The decrease in segment profit is primarily a result of decreased revenues in 2003. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Outsourcing

      Revenue increased $4,157, or 7%, to $64,293 for the quarter ended June 30, 2003. The increase is largely attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $9.7 million in revenue in the second quarter of 2003. Other revenue was down by approximately 9%, which was the result of declining copy volumes from investment banking clients and the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison, two large law firms that BBS served. These two clients contributed to a year-over-year revenue decline of approximately $2.4 million. Growth in new business, driven by new desktop publishing and creative services opportunities, accounted for an increase of $4.6 million. A new joint venture arrangement accounted for on the equity method also accounts for a decrease of $1.3 million in revenue over the prior year, as the Company’s share of results from the arrangement is reflected in other income in 2003. The revenue and expenses from the clients served by the joint venture were included in consolidated results of operations in the prior year.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. In addition, strategic investments in digital litigation services such as web hosting and electronic data services are projected to drive revenue growth in the second half of 2003. The Company also anticipates some increases in production volumes at existing clients if the capital markets improve.

      Gross margin from this segment increased by $63, while the margin percentage decreased approximately one percentage point to 19%. The increase in gross margin is directly related to the DecisionQuest acquisition, as well as from cost cutting initiatives previously put in place and the renegotiation of several significant vendor contracts. These increases were largely offset by lower resource utilization due to decreased copy volumes from investment banking clients, as well as the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison.

      Selling and administrative expenses increased $828, or 11%, to $8,665, and as a percent of sales, remained at approximately 13%. This increase is caused largely by the acquisition of DecisionQuest. In addition, this segment increased sales resources to drive incremental higher margin services.

      During the quarter ended June 30, 2003, the outsourcing segment incurred $1,030 in restructuring and asset impairment charges.

      Other income of $220 from a joint venture equity investment was recognized by the outsourcing segment during the three months ended June 30, 2003.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the quarter ended June 30, 2003 was $3,757. This was a decrease of $545, or 13%, from segment profit of $4,302 in 2002. The decrease in segment profit was primarily a result of the lower resource utilization due to decreased copy volumes from investment banking clients and due to the lower revenue and gross margin resulting from the dissolutions of Hill & Barlow and Brobeck, Phleger and Harrison, as discussed above, offset by DecisionQuest profits and income from the joint venture equity investment. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income. The Company expects that new business opportunities, driven by the increased investment in additional sales resources, new service expansion, expense management and the continued strong performance from DecisionQuest will help drive improved segment profit performance in the second half of 2003.

Globalization

      Revenue increased $34,671, or 137%, to $60,030 for the quarter ended June 30, 2003. The increase is primarily attributable to the acquisition of GlobalNet in September 2002, as well as organic growth of approximately 16%. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base.

      Gross margin from this segment increased $13,410, or 184%, while the gross margin percentage increased approximately six percentage points to 34%. The Company anticipates slight margin improvement as it continues to merge facilities and integrate the workforce of GlobalNet with the BGS workforce. Additional initiatives expected to improve margins include the rollout of a customer-facing portal designed to improve workflow and an initiative to improve global vendor management through consolidation and increased quality control.

      Selling and administrative expenses increased $6,669, or 65%, to $16,889, but as a percentage of revenue decreased approximately twelve percentage points to 28%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet are the primary contributor to the decrease of selling and administrative costs as a percentage of revenue. Completion of planned integration and cost reductions will further reduce selling and administrative expenses.

      During the three months ended June 30, 2003, restructuring, integration and asset impairment charges related to the globalization segment were $2,381. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the three months ended June 30, 2003 was $3,789. This compares to a segment loss in 2002 of $2,952. The Company expects this segment’s profit to continue to improve in 2003 as it completes the integration of BGS and GlobalNet. The Company has already realized some of the benefits from its integration efforts. Segment profit for the second quarter increased by approximately 50% over the quarter ended March 31, 2003, and segment profit as a percent of sales realized an increase of more than one percentage point. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Summary

      Overall revenue decreased $5,526, or 2%, to $307,741. The decrease is attributed to the decline in financial printing which was largely offset by increases in the globalization and outsourcing segments. There was a $13,804, or 12%, decrease in gross margin, and the gross margin percentage decreased approximately four percentage points to 32%. This decrease in gross margin percentage was attributable to declining margin percentages in both the financial printing and outsourcing segments, offset by improvements in the globalizations segment, as a result of the various factors discussed above.

      Selling and administrative expenses on a company-wide basis decreased $7,458, or 9%, to $74,061. This decrease was a result of lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending in all operating segments. These decreases were offset by increases attributable to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs and insurance. As a percentage of sales, these expenses decreased two percentage points to 24%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies of scale created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces, as well as improvements in the financial printing segment as that segment continues to manage its costs.

      Depreciation decreased $831, primarily as a result of reduced capital expenditures in recent years. Amortization increased $461 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $9,617 in restructuring, integration, and asset impairment charges in the quarter ended June 30, 2003, compared with none in the same period in the prior year, as discussed in Note 11 to the financial statements.

      Interest expense increased $789, a 43% increase, caused primarily by higher average borrowings in the current year ($190 million for the quarter ended June 30, 2003, as compared to $146 million for the same period in 2002).

      Other (expense) income, net was an expense of $1,495 for the quarter ended June 30, 2003 compared to income of $184 for the same period in the prior year. The change was primarily due to increased foreign currency transaction losses in the financial printing and globalization segments.

      The effective overall income tax rate was impacted by the lower pre-tax income in 2003 compared to the higher pre-tax income in 2002 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      As a result of the foregoing, net income for the quarter ended June 30, 2003 was $258 as compared to $11,061 for the same period last year.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Financial Printing

      Revenue decreased $59,689, or 16%, to $321,985 for the six months ended June 30, 2003, with the largest class of service in this segment, transactional financial printing, down $44,961, or 31% to $100,864, compared to the year earlier period. The market for transactional financial printing remained low and was down during the six months ended June 2003, as compared to 2002, primarily due to reduced capital market activity in 2003, both domestic and international. There were also some significant transactions for which the Company provided financial printing services during the prior year, with no transactions of similar significance in 2003. Over the past several years, the Company has experienced a continued decline in transactional financial printing revenue as the result of the capital market downturn. Despite this downturn, the Company continues to maintain its industry-leading market share in both the domestic and international markets. The Company is cautiously optimistic regarding the revenues from the transactional financial printing class of service for the remainder of 2003, as it appears there may be some momentum building in the capital markets. Revenues from transactional financial printing services increased 25% from the first quarter of 2003 to the second quarter.

      The international market was also affected by the downturn in the capital markets, with 2003 revenues of $38,208 compared to 2002 revenues of $44,500, a 14% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets. We believe that our share of this competitive market has remained stable and that we continue to be the leading provider of services in most international markets.

      Mutual fund services revenue decreased $17,039, or 18%, which is primarily due to the continued consolidation of funds and tightened spending by mutual funds in reaction to slowness in the financial markets. There were also certain special proxy statement print jobs which were completed in 2002 but were not repeated in 2003. Financial printing revenue also declined approximately $2,941 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. Revenue from corporate reporting services increased $797, or 1%, from 2002 to 2003.

      Gross margin contribution of this segment decreased by $36,178, or 23%, and the margin percentage decreased by approximately four percentage points to 37%, reflecting the reduced activity in transactional financial printing. This impacts gross margins since, historically, transactional financial printing revenue is our most profitable class of service. There were also some significant transactions for which the Company provided financial printing services during the second quarter of the prior year, which increased the prior year’s gross margin percentage, with no transactions of similar significance in 2003. Margins were also impacted by the competitive pricing pressure on jobs bid in the current economic environment, as well as diminished utilization resulting from the decreased mutual fund services revenue.

      Selling and administrative expenses decreased $15,858, or 16%, to $86,538 primarily as a result of cost reductions implemented during the prior year, including the workforce reductions during the second half of 2002 and the first half of 2003, offset by higher employee benefit and insurance costs. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Bad debt expense has also decreased as a result of lower revenue and an improved DSO (days sales outstanding). As a percent of sales, selling and administrative expenses remained at approximately 27%.

      The resources that the Company commits to the transactional financial market are significant and management continues to balance these resources with market conditions. During 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing its London manufacturing facility and a portion of its London customer service center. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $9,132.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for 2003 was $33,347, a decrease of $20,320, or 38%, from segment profit of $53,667 in 2002. The decrease in segment profit is primarily a result of decreased revenues in 2003. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Outsourcing

      Revenue increased $10,456, or 9%, to $128,314 for the six months ended June 30, 2003. The increase is largely attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $18.2 million in revenue in the first half of 2003. Other revenue was down by approximately 7%, which was the result of declining copy volumes from investment banking clients and the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison. These two clients contributed to a year-over-year revenue decline of approximately $4.7 million. Growth in new business, driven by new desktop publishing and creative services opportunities, accounted for an increase of $8.5 million. A new joint venture arrangement accounted for on the equity method also accounts for a decrease of $2.5 million in revenue over the prior year, as the Company’s share of results from the arrangement is reflected in other income in 2003. The revenue and expenses from the clients served by the venture were included in consolidated results of operations in the prior year.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. In addition, strategic investments in digital litigation services such as web hosting and electronic data services are projected to drive revenue growth in the second half of 2003. The Company also anticipates some increases in production volumes at existing clients if the capital markets improve.

      Gross margin from this segment decreased $53, while the margin percentage decreased approximately two percentage points to 18%. The decrease in gross margin and gross margin percentage is directly related to lower resource utilization due to decreased copy volumes from investment banking clients, as well as the dissolutions of both Hill & Barlow and Brobeck, Phleger & Harrison. These decreases were offset by the increase in gross margins from Decision Quest, as well as from cost cutting initiatives previously put in place to reduce underutilized resources in labor and equipment and the renegotiation of several significant vendor contracts.

      Selling and administrative expenses increased $2,217, or 15%, to $17,063 and as a percent of sales, it increased by approximately one percentage point to 13%. These increases are caused largely by the acquisition of DecisionQuest. In addition, this segment increased sales resources to drive incremental higher margin services.

      During the six months ended June 30, 2003, the outsourcing segment incurred $1,599 in restructuring and asset impairment charges.

      Other income of $487 from a joint venture equity investment was recognized by the outsourcing segment during 2003.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the six months ended June 30, 2003 was $6,555. This was a decrease of $1,783, or 21%, from segment profit of $8,338 in 2002. The decrease in segment profit was primarily a result of the lower resource utilization due to decreased copy volumes from investment banking clients and due to the lower revenue and gross margin resulting from the dissolutions of Hill & Barlow and Brobeck, Phleger and Harrison, as discussed above, offset by DecisionQuest profits and income from the joint venture equity investment. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income. The Company expects that new business opportunities, driven by the increased investment in additional sales resources, new service expansion, expense management and the continued strong performance from DecisionQuest will drive improvement in segment profit performance in the second half of 2003.

Globalization

      Revenue increased $59,746, or 112%, to $113,165 for the six months ended June 30, 2003. The increase is primarily attributable to the acquisition of GlobalNet in September of 2002, as well as organic growth of approximately 10%. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base. The diversification was evidenced by increases in the government, life sciences, financial services, manufacturing and transportation sectors. The Company recently completed significant projects for Microsoft, Nissan and the Special Olympics, among others.

      Gross margin from this segment increased $19,848 or 105%, while the gross margin percentage decreased one percentage point to 34%. Pricing pressure in the globalization market along with the negative impact from the weak dollar are the principle causes of the decline in gross margin percentage. The Company anticipates slight margin improvement as it continues to merge facilities and integrate the workforce of GlobalNet with the BGS workforce. Additional initiatives expected to improve margins include the rollout of a customer-facing portal designed to improve workflow and an initiative to improve global vendor management through consolidation and increased quality control.

      Selling and administrative expenses increased $10,812, or 50%, to $32,367, but as a percentage of revenue decreased approximately twelve percentage points to 29%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet is the primary contributor to the decrease of selling and administrative costs as a percentage of revenue. Completion of planned integration and cost reductions will further reduce selling and administrative expenses.

      During the six months ended June 30, 2003, restructuring, integration and asset impairment charges related to the globalization segment were $2,791. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) in the first half of 2003 was $6,307. This compares to a segment loss in the first half of 2002 of $2,729. The Company expects this segment’s profit to continue to improve in 2003 as it completes the integration of BGS and GlobalNet. The Company continues to review further office consolidation and streamlining workflow processes through the expanded use of technologies, including its web-based translation portal, ElcanoTM. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Summary

      Overall revenue increased $10,513, or 2%, to $563,464 for the six months ended June 30, 2003. The increase is attributed to the increases in globalization and outsourcing largely offset by a decline in financial printing. There was a $16,203, or 8%, decrease in gross margin, and the gross margin percentage decreased approximately four percentage points to 32%. This decrease in gross margin percentage was attributable to declining margin percentages in all operating segments, as a result of the various factors discussed above.

      Selling and administrative expenses on a company-wide basis decreased $3,113, or 2%, to $144,242. This decrease was primarily due to lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending in all operating segments. These decreases were offset by increases attributable to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs and insurance. As a percentage of sales, these expenses decreased one percentage point to 26%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies of scale created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.

      Depreciation decreased $1,204, primarily as a result of reduced capital expenditures in recent years. Amortization increased $977 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $14,809 in restructuring, integration, and asset impairment charges in 2003, and none in the prior year, as discussed in Note 11 to the financial statements.

      Interest expense increased $1,865, a 60% increase, primarily as a result of a higher average interest rate in the current year (5.2% for the six months ended June 30, 2003, as compared to 4.6% for the same period in 2002), and higher average borrowings in 2003 ($172 million for the six months ended June 30, 2003, as compared to $134 million for the same period in 2002).

      The effective overall income tax rate was impacted by the pre-tax income incurred during 2002 compared to the pre-tax loss in 2003 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) remained at approximately 39%.

      As a result of the foregoing, the net loss for the six months ended June 30, 2003 was $3,995 as compared to net income of $14,609 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project future activity.

      For 2003, the Company expects improved results over 2002. The results of its financial print business will continue to be affected by softness in the capital markets, both domestically and internationally. In addition, the third quarter is typically a seasonally slow quarter for our financial print business and given the uncertainty of the timing of transactions coming to market, the Company’s visibility into future financial results of the third quarter is reduced. The Company expects improvement at both its outsourcing and globalization segments as we continue to integrate recent acquisitions into existing operations.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate the third quarter and full year 2003 results will be in the ranges shown below.

2003

	3rd Quarter	Full-year

Revenue, approximately	$250 to $270 million	$1.1 billion
Depreciation and amortization, approximately	$11 million	$45 million
Restructuring and integration charges, approximately	$3 million	$18 million
Operating income, approximately	$1 to $7 million	$13 to $20 million
Operating income, excluding restructuring and integration charges, approximately	$4 to $10 million	$31 to $38 million
Interest expense, approximately	$2 to $3 million	$10 million
Diluted (loss) earnings per share, in the range of	$(0.05) to $0.05	$0.00 to $0.10
Diluted earnings per share, excluding restructuring and integration charges, in the range of	$0.00 to $0.10	$0.30 to $0.45
Capital expenditures, approximately	Not Given	$30 million

Liquidity and Capital Resources

      At June 30, 2003, the Company had a working capital ratio of 1.72 to 1 and working capital of $130,139 compared to a ratio of 1.46 to 1 and working capital of $82,339 at December 31, 2002. Approximately $66 million of the increase in working capital is due to the seasonal increase in the accounts receivable level. This is offset by a lower level of cash at June 30, 2003 as compared to December 31, 2002.

      In February 2002, the Company completed a $75 million private placement of senior unsecured notes with several institutional lenders. The notes have an average life at inception of 7.2 years with an approximate interest rate of 7.6%, as amended. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The Company completed its three-year $175 million revolving credit facility on July 2, 2002 (and amended it in March 2003). The outstanding balance under this facility was $113 million at June 30, 2003.

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

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and senior unsecured notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of the amendments, the Company will be required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements will revert back to the previously existing covenant levels beginning in the second quarter of 2004. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of March 31, 2003 and June 30, 2003. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout the remainder of fiscal year 2003. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

      If the Company fails to meet one or more of its loan covenants, such occurrence would be considered an event of default. In the event the Company was unable to obtain a waiver or unable to provide an allowable remedy for such event of default, the Company’s lenders would be entitled to certain remedies, including the ability to terminate their loan commitments and to demand immediate repayment, including payment in full. Were the Company’s lenders to demand immediate payment in full, the Company could not make such payment from existing funds and would have to seek replacement financing. While the Company believes it would be able to obtain replacement financing, the Company’s ability to secure such replacement financing could not be guaranteed, and if necessary, such financing could carry higher costs.

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

      Capital expenditures for the six months ended June 30, 2003 were $13,248. For the full year 2003, the Company plans capital spending of approximately $30 million.

Cash Flows

      The Company’s focus on working capital management continues, including managing receivables and inventory. Average days sales outstanding improved to 65 days for the six months ended June 30, 2003 from 71 days for the six months ended June 30, 2002. The Company’s net cash used in operating activities was $49,452 and $7,144 for the six months ended June 30, 2003 and 2002, respectively. The increase in cash used in operations is primarily a result of a net loss of $3,995 in 2003 compared to net income of $14,609 in 2002, as well as the effect of a significant customer prepayment made at the end of 2002 that was not prepaid in the prior year.

      Net cash used in investing activities was $12,255 and $15,250 for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily the result of lower levels of capital expenditures in the current year.

      Net cash provided by financing activities was $46,852 and $16,816 for the six months ended June 30, 2003 and 2002, respectively. Higher net borrowings in the current year were the primary cause of the increase.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standard No. 123 (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company continues to apply APB Opinion No. 25 and related interpretations, the Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2004. The FASB has not yet issued an exposure draft or a proposed standard. The Company will continue to monitor the progress on the issuance of this proposed standard as well as evaluate its position with respect to current guidance.

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

      In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective immediately for all instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have an effect on the Company’s financial statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior unsecured notes issued in February 2002 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The notes have an average life at inception of 7.2 years (ranging from 5-10 years), and had an average fixed interest rate of approximately 7.6%, as amended. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the six months ended June 30, 2003, the average interest rate on this line of credit approximated 3%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $1 million, based on the average outstanding balances under the revolving credit facility during the six months ended June 30, 2003.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income of $11,125 and $8,277 in its statements of comprehensive income for the six months ended June 30, 2003 and 2002, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

      The Company currently does not have any significant investments in marketable equity securities. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity prices, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 4.     Controls and Procedures

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on May 29, 2003, the following actions were taken:

1. Election of Directors

Nominee	Votes For	Votes Against/Withheld/Abstentions

Gloria M. Portela	30,022,198	1,055,662
Vincent Tese	30,035,075	1,042,785
Harry Wallaesa	30,486,974	590,886
Richard R. West	30,037,149	1,040,711

2. To ratify the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2003.

Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

30,068,310	900,852	108,698

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 31.1 — Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer

Exhibit 31.2 — Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

Exhibit 32.1 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer

Exhibit 32.2 — Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

      (b) Reports on Form 8-K

Report dated May 8, 2003, relating to the Company’s earnings press release for the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board and
Chief Executive Officer)

Date: August 12, 2003

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and
Chief Financial Officer)
(Principal Financial Officer)

Date: August 12, 2003

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
(Vice President and Corporate Controller)
(Principal Accounting Officer)

Date: August 12, 2003