Form 10-Q
period 2003-09-30
BOWNE & CO INC
filed 2003-11-13
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

      The Registrant had 33,907,077 shares of Common Stock outstanding as of November 7, 2003.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II
OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
EX-31.1: CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2: CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1: CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-32.2: CERTIFICATION OF CHIEF FINANCIAL OFFICER

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34

Part II
Item 6.	Exhibits and Reports on Form 8-K	35

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$249,979	$214,156
Expenses:
Cost of revenue	167,882	149,542
Selling and administrative	64,580	59,578
Depreciation	9,989	10,033
Amortization	893	430
Restructuring charges, integration costs and asset impairment charges	4,158	3,605

	247,502	223,188

Operating income (loss)	2,477	(9,032)
Interest expense	(3,202)	(1,844)
Gain on sale of certain printing assets	—	14,869
Gain on sale of building	—	4,889
Other income (expense), net	949	(683)

Income before income taxes	224	8,199
Income tax expense	(1,433)	(3,550)

Net (loss) income	$(1,209)	$4,649

(Loss) earnings per share:
Basic	$(.04)	$.14

Diluted	$(.04)	$.13

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(000’s omitted except
	per share amounts)
Revenue	$813,443	$767,107
Expenses:
Cost of revenue	549,782	504,726
Selling and administrative	208,822	206,933
Depreciation	30,103	31,351
Amortization	2,730	1,290
Restructuring charges, integration costs and asset impairment charges	18,967	3,605

	810,404	747,905

Operating income	3,039	19,202
Interest expense	(8,174)	(4,951)
Gain on sale of certain printing assets	—	14,869
Gain on sale of building	—	4,889
Other income (expense), net	391	(224)

(Loss) income before income taxes	(4,744)	33,785
Income tax expense	(460)	(14,527)

Net (loss) income	$(5,204)	$19,258

(Loss) earnings per share:
Basic	$(.15)	$.58

Diluted	$(.15)	$.54

Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Net (loss) income	$(1,209)	$4,649
Foreign currency translation adjustment	1,766	(1,194)
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $129 for 2002	—	(195)
Reclassification adjustment for realized holding gains on certain investments during the period, after deducting taxes of $97	(145)	—

Comprehensive income	$412	$3,260

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Net (loss) income	$(5,204)	$19,258
Foreign currency translation adjustment	12,891	7,083
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $8 and $(576) for 2003 and 2002, respectively	12	(865)
Reclassification adjustment for realized holding gains on certain investments during the period, after deducting taxes of $373	(560)	—

Comprehensive income	$7,139	$25,476

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(000’s omitted
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,474	$32,881
Marketable securities	73	1,814
Trade accounts receivable, less allowance for doubtful accounts of $16,422 (2003) and $16,142 (2002)	228,140	176,984
Inventories	22,427	19,555
Prepaid expenses and other current assets	29,468	30,599

Total current assets	296,582	261,833

Property, plant and equipment, less accumulated depreciation of $290,905 (2003) and $265,583 (2002)	139,268	151,557
Goodwill, less accumulated amortization of $32,465 (2003) and $31,466 (2002)	236,003	226,386
Intangible assets, less accumulated amortization of $7,786 (2003) and $5,034 (2002)	39,627	41,573
Deferred income taxes	3,358	3,759
Other assets	25,122	19,294

Total assets	$739,960	$704,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$728	$497
Accounts payable	35,364	44,370
Employee compensation and benefits	53,151	50,045
Accrued expenses and other obligations	64,505	84,582

Total current liabilities	153,748	179,494

Long-term debt — net of current portion	188,187	142,708
Deferred employee compensation and other	56,076	45,880

Total liabilities	398,011	368,082

Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 40,235,133 shares (2003) and 40,129,833 shares (2002)	402	401
Additional paid-in capital	55,834	53,881
Retained earnings	329,158	339,913
Treasury stock, at cost, 6,330,656 shares (2003) and 6,567,214 (2002)	(55,833)	(57,920)
Accumulated other comprehensive income, net	12,388	45

Total stockholders’ equity	341,949	336,320

Total liabilities and stockholders’ equity	$739,960	$704,402

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(000’s omitted)
Cash flows from operating activities:
Net (loss) income	$(5,204)	$19,258
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	30,103	31,351
Amortization	2,730	1,290
Asset impairment charges	1,212	1,300
Gain on sale of certain printing assets	—	(14,869)
Gain on sale of building	—	(4,889)
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(64,757)	(2,498)

Net cash (used in) provided by operating activities — continuing operations	(35,916)	30,943
Cash used in discontinued operations	(1,241)	(1,959)

Net cash (used in) provided by operating activities	(37,157)	28,984

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	1,040	668
Acquisitions of businesses, net of cash acquired	—	(56,750)
Proceeds from sale of certain printing assets	—	14,500
Proceeds from sale of building	—	8,295
Purchase of property, plant, and equipment	(18,153)	(23,541)

Net cash used in investing activities	(17,113)	(56,828)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	261,106	307,527
Payment of debt	(220,865)	(256,885)
Proceeds from stock options exercised	3,173	2,741
Payment of dividends	(5,551)	(5,517)

Net cash provided by financing activities	37,863	47,866

(Decrease) increase in cash and cash equivalents	(16,407)	20,022
Cash and cash equivalents, beginning of period	32,881	27,769

Cash and cash equivalents, end of period	$16,474	$47,791

Supplemental cash flow information:
Cash paid for interest	$9,519	$4,065

Net cash paid for income taxes	$4,606	$1,287

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
($000’s omitted, except share and headcount information and where noted)

Note 1.     Basis of Presentation

      The financial information as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the full year.

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

	Three Months Ended
	September 30,

	2003	2002

Net (loss) income:
As reported	$(1,209)	$4,649
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(558)	(1,102)

Pro forma	$(1,767)	$3,547

As reported (loss) earnings per share:
Basic	$(.04)	$.14
Diluted	$(.04)	$.13
Pro forma (loss) earnings per share:
Basic	$(.05)	$.11
Diluted	$(.05)	$.10

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2003	2002

Net (loss) income:
As reported	$(5,204)	$19,258
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of relaxed tax effects	(1,723)	(3,305)

Pro forma	$(6,927)	$15,953

As reported (loss) earnings per share:
Basic	$(.15)	$.58
Diluted	$(.15)	$.54
Pro forma (loss) earnings per share:
Basic	$(.21)	$.48
Diluted	$(.21)	$.46

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended
	September 30,

	2003	2002
	Grants	Grants

Expected dividend yield	1.7%	1.7%
Expected stock price volatility	36.0%	40.0%
Risk-free interest rate	1.7%	3.0%
Expected life of options	3 years	3 years
Weighted-average fair value	$2.89	$3.37

	Nine Months Ended
	September 30,

	2003	2002
	Grants	Grants

Expected dividend yield	2.1%	1.6%
Expected stock price volatility	38.2%	40.9%
Risk-free interest rate	2.0%	3.4%
Expected life of options	3 years	3 years
Weighted-average fair value	$2.41	$3.66

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after December 15, 2002. The Company adopted the disclosure portion of this statement in the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The FASB has not yet issued an exposure draft or a proposed standard. The Company will continue to monitor the progress on the issuance of this proposed standard as well as evaluate its position with respect to current guidance.

Note 4.     Inventories

      Inventories of $22,427 at September 30, 2003 included raw materials of $5,644, and work-in-process of $16,783. At December 31, 2002, inventories of $19,555 included raw materials of $6,255 and work-in-process of $13,300.

Note 5.     Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been antidilutive. The weighted-average diluted shares outstanding for the three months ended September 30, 2003 and 2002 excludes the dilutive effect of approximately 584,448 and 3,523,126 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. The weighted-average diluted shares outstanding for the nine months ended September 30, 2003 and 2002 excludes the dilutive effect of approximately 3,368,271 and 1,090,636 options, respectively.

	Three Months Ended
	September 30,

	2003	2002

Basic shares	33,781,729	33,530,908
Diluted shares	35,567,534	34,653,874

	Nine Months Ended
	September 30,

	2003	2002

Basic shares	33,666,198	33,444,469
Diluted shares	34,946,932	34,822,231

Note 6.     Marketable Securities and Other Comprehensive Income Items

      The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. At September 30, 2003, the cost of marketable securities exceeded fair value by $48. At December 31, 2002 the fair value of marketable securities exceeded cost by $864. The net unrealized (loss) gain, after deferred taxes, was $(29) and $519 at September 30, 2003 and December 31, 2002, respectively. During the third quarter of 2003, the Company contributed its investment in EDGAR On-Line common stock to the Company’s pension plan as part of its required annual contribution. At that time, the Company recognized a gain of $698, which is included in other income for the three months ended September 30, 2003.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cumulative foreign currency translation adjustment was $14,411 and $1,520 at September 30, 2003 and December 31, 2002, respectively.

      Accumulated other comprehensive income, net also includes a loss of $1,994 at both September 30, 2003 and December 31, 2002, respectively, related to the Company’s additional minimum pension liability.

Note 7.     Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at December 31, 2002	$15,835	$102,785	$107,766	$226,386
Adjustments to previously recorded purchase price	—	905	1,263	2,168
Foreign currency translation adjustment	396	—	7,053	7,449

Balance at September 30, 2003	$16,231	$103,690	$116,082	$236,003

      Goodwill increased $9,617 in 2003, primarily as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end, and adjustments to preliminary purchase price allocations made in prior periods to goodwill recorded in the outsourcing and globalization segments.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2003		December 31, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$34,797	$6,978	$34,068	$4,792
Software licenses and proprietary technology	1,694	508	1,617	242
Covenants not-to-compete	1,800	300	1,800	—
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	7,222	—	7,222	—

	$47,413	$7,786	$46,607	$5,034

      Amortization expense related to identifiable intangible assets was $2,730 and $1,290 for the nine months ended September 30, 2003 and 2002, respectively. Estimated annual amortization expense for the years ended December 31, 2003 through December 31, 2007 is shown below:

2003	$3,631
2004	$3,580
2005	$3,548
2006	$3,398
2007	$3,178

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Debt

      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock (equivalent to a conversion price of approximately $18.48 per share, subject to certain adjustments.) The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes. This amount is classified as long-term debt on the balance sheet as of September 30, 2003. Interest is payable semi-annually on April 1 and October 1, commencing on April 1, 2004. The Company may redeem any portion of the debentures for cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would pay the repurchase price for any debentures repurchased on October 1, 2008 in cash. The Company would have the option of paying the repurchase price of any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which will be amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed by the Company).

      On July 2, 2002, the Company completed its $175 million three-year revolving credit facility. During the nine months ended September 30, 2003, the average interest rate on this line of credit approximated 4%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. Amounts outstanding under this agreement are classified entirely as long-term debt of $36,000 and $64,000 at September 30, 2003 and December 31, 2002, respectively. In September 2003, the Company entered into an amendment to this facility, that, among other things, i) provided for the permanent reduction of the credit facility by at least $50 million to the extent that net proceeds from the issuance of the debentures were used to reduce the Company’s borrowings under the facility, ii) modified the permitted leverage ratio under the facility, and iii) added provisions relating to the repayment and modification of subordinated debt, and approved the subordination provisions of the recently issued debentures. In September 2003, a portion of the proceeds from the issuance of the debentures were used to pay down a portion of this credit facility. As a result, the commitment under the facility was permanently reduced to $115 million.

      On February 6, 2002, the Company completed a $75 million private placement of senior notes with several institutional lenders. The private placement consisted of $25 million 6.9% senior notes due January 30, 2007, $28 million 7.31% senior notes due January 30, 2012, and $22 million 7.85% senior notes due January 30, 2012. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility at that time. This amount is classified as long-term debt on the balance sheet as of September 30, 2003 and December 31, 2002. Interest is payable every six months. At its option, the Company may pre-pay all or part of the senior notes in an amount equal to the principal amount plus accrued interest plus a make-whole payment determined in accordance with the note agreement. In October 2003, a portion of the proceeds from the issuance of the debentures were used to pre-pay $15 million of the 6.9% senior notes due January 30, 2007. The make-whole payment was waived by the note holder.

      The terms of the senior notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The senior notes and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries. The debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior debt. The debentures are not guaranteed by any of the Company’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, including trade creditors. The Company is not subject to any financial covenants under the debentures.

      Due to the impact of the continued economic downturn on the Company’s business, the revolving credit agreement and senior notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of these amendments, the Company is required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements were further revised as a result of the September 2003 amendments described below. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of September 30, 2003, and based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal years 2003 and 2004. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the March 2003 amendments, the Company agreed to provide accounts receivable as collateral. The collateral will be shared proportionately between the parties to the revolving credit agreement and the senior unsecured notes. In addition, interest rates charged under the revolving credit agreement increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior unsecured notes increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements (this rate increase was made permanent by the September 2003 amendment described below). The Company paid an amendment fee to approving lenders and other costs aggregating approximately $1.1 million, which will be amortized to interest expense over the period covered by the amendment.

      In September 2003, the Company entered into an additional amendment for the senior notes that, among other things, i) made the existing temporary increase in interest rates permanent, ii) made a new temporary increase in interest rates of 10 basis points, which will remain in effect until the Company obtains an investment grade rating with respect to the senior notes, iii) gave the holders of the senior notes a put option exercisable during the six months immediately prior to October 1, 2008, the first date on which holders of the debentures may require the Company to repurchase the debentures, iv) adjusted the fixed charge coverage ratio test to be 1.50 to 1.00 beginning as of the fourth quarter of 2003 and for the remaining life of the senior notes, v) added a debt to EBITDA ratio test of 3.25 to 1.00 and a senior debt to EBITDA ratio test of 2.50 to 1.00 in the covenant that limits the Company’s ability to incur indebtedness, and vi) removed a $25.0 million limitation on potential acquisitions consummated before March 31, 2004.

      The Company’s Canadian subsidiary has a $10 million Canadian dollar credit facility, which had a balance of $0 and $2,250 Canadian dollars (US $1,431) at September 30, 2003 and December 31, 2002, respectively. The Company has issued a guarantee of up to $6 million Canadian dollars related to this credit facility, which would require payment by the Company in the event of default on payment.

Note 9.     Synthetic Lease

      The Company had a synthetic lease for printing equipment in the United States and Canada which was funded through a master lease agreement administered by a commercial bank. The lease, which is accounted for as an operating lease, had an original expiration date in April 2003 which was extended to May 19, 2003. In

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May, the Company replaced a portion of the existing agreement with a new synthetic lease agreement. The Company purchased the remaining equipment under the old agreement at the residual value of approximately $3.1 million. The equipment under the new facility had a fair value of approximately $13.8 million. The new facility has a term of four years, with expected minimum lease payments of approximately $1.4 million in 2003, $2.5 million in 2004, 2005, and 2006 and $1.0 million in 2007. At the end of this new facility, the Company would have the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under the new lease had an aggregate residual value of approximately $13.2 million at September 30, 2003.

Note 10.     Discontinued Operations

      In April 2001, management determined that it would no longer invest in its Internet consulting and development segment (“Immersant”) and announced its decision to exit the operation. Effective with the second quarter of 2001, this segment is reflected as a discontinued operation.

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $1,503 and $2,745 at September 30, 2003 and December 31, 2002, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The activity in accrued restructuring and discontinuance costs through September 30, 2003, including additions and payments made on that accrual, is summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(1,650)	(75)	(1,725)

Balance at December 31, 2002	—	2,386	65	2,451
Paid in 2003	—	(919)	(65)	(984)

Balance at September 30, 2003	$—	$1,467	$—	$1,467

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

      In September 2002, the Company recorded restructuring charges of $2,305 in connection with an additional reduction in workforce of approximately 2.5% of the Company’s total workforce, or approximately 200 employees, primarily in the financial printing segment. In December 2002, the Company recorded restructuring charges of $3,586 in connection with an additional reduction in workforce of approximately 3% of the Company’s total workforce, or approximately 240 employees, primarily in the financial printing segment. There were also several office closings in the financial printing segment, leading to $1,048 in restructuring expense related to occupancy costs. The year ended December 31, 2002 also included $2,224 in non-cash asset impairment charges related to the financial printing and outsourcing segments.

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

      During the third quarter of 2003, the Company’s globalization segment continued its integration of GlobalNet, resulting in additional headcount reductions and office closings, as well as other integration-related expenses. In addition, there were additional headcount reductions within the financial print and outsourcing segments, and the closure of two additional offices in the financial printing segment during the third quarter. These actions resulted in restructuring, integration and asset impairment charges totaling $4,158 in the third quarter of 2003.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information summarizes the costs incurred with respect to restructuring activities initiated during the third quarter of 2003:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$378	$263	$117	$32	$790
Outsourcing	255	241	—	—	496
Globalization	1,071	113	846	857	2,887
Corporate	(15)	—	—	—	(15)

Total	$1,689	$617	$963	$889	$4,158

      The activity related to these accruals through September 30, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
2002 Expense	10,659	3,309	2,534	16,502
Paid in 2002	(7,609)	(399)	(2,305)	(10,313)

Balance at December 31, 2002	7,294	3,438	833	11,565
2003 Expenses	11,450	3,535	2,770	17,755
Paid in 2003	(16,085)	(1,725)	(3,155)	(20,965)

Balance at September 30, 2003	$2,659	$5,248	$448	$8,355

      The Company expects to incur additional restructuring and integration charges in the fourth quarter of 2003 of approximately $7 million.

      Occupancy costs in 2001 represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. 2002 and 2003 occupancy costs represent the closing of various financial printing offices, as well as many BGS locations closing as a result of the integration with GlobalNet. The majority of the remaining accrued severance and personnel-related costs are expected to be paid by March of 2004.

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

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,228)	(594)	(30)	(1,852)
Effect of foreign currency	236	58	—	294

Balance at December 31, 2002	1,592	108	—	1,700
Paid in 2003	(461)	(24)	—	(485)
Effect of foreign currency	242	10	—	252

Balance at September 30, 2003	$1,373	$94	$—	$1,467

      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued costs of $2,497 associated with the integration of GlobalNet’s operations, which were accounted for as part of the cost of the acquisition. These costs include estimated severance costs and lease termination costs associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. During the second and third quarters of 2003, the Company refined its estimate of these costs by $466 and $972, respectively. These adjustments increased goodwill related to the acquisition of GlobalNet.

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	871	567	1,438
Paid in 2003	(700)	(404)	(1,104)

Balance at September 30, 2003	$996	$772	$1,768

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

Outsourcing — outsourcing services such as document processing and management, information technology, and litigation support services, primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS). The results for the outsourcing segment include the operating results of DecisionQuest from its date of acquisition, December 4, 2002, including the equity share of the income (losses) of the CaseSoft, Inc. joint venture arrangement (“CaseSoft”) owned 50% by DecisionQuest.

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

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, the disposal of certain assets, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,

	2003	2002

	(000’s omitted)
	(Unaudited)
Revenue from external customers:
Financial printing	$136,058	$130,205
Outsourcing	62,111	57,940
Globalization	51,810	26,011

	$249,979	$214,156

Segment profit:
Financial printing	$14,265	$8,503
Outsourcing	4,246	3,543
Globalization	2,878	(1,723)
Corporate/Other (see detail below)	(7,081)	10,183

	$14,308	$20,506

Depreciation expense:
Financial printing	$6,817	$7,253
Outsourcing	1,037	961
Globalization	1,721	1,277
Corporate	414	542

	$9,989	$10,033

Segment profit less depreciation:
Financial printing	$7,448	$1,250
Outsourcing	3,209	2,582
Globalization	1,157	(3,000)
Corporate/Other	(7,495)	9,641

	4,319	10,473
Amortization expense	(893)	(430)
Interest expense	(3,202)	(1,844)

Income before income taxes	$224	$8,199

Corporate/Other (by type):
Shared corporate expenses	$(3,389)	$(5,287)
Other income, net	466	19,075
Restructuring charges, integration costs and asset impairment charges	(4,158)	(3,605)

	$(7,081)	$10,183

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2003	2002

	(000’s omitted)
	(Unaudited)
Revenue from external customers:
Financial printing	$458,043	$511,879
Outsourcing	190,425	175,798
Globalization	164,975	79,430

	$813,443	$767,107

Segment profit:
Financial printing	$47,612	$62,170
Outsourcing	10,801	11,881
Globalization	9,185	(4,452)
Corporate/Other (see detail below)	(31,335)	1,778

	$36,263	$71,377

Depreciation expense:
Financial printing	$20,775	$22,962
Outsourcing	3,059	2,988
Globalization	5,026	3,777
Corporate	1,243	1,624

	$30,103	$31,351

Segment profit less depreciation:
Financial printing	$26,837	$39,208
Outsourcing	7,742	8,893
Globalization	4,159	(8,229)
Corporate/Other	(32,578)	154

	6,160	40,026
Amortization expense	(2,730)	(1,290)
Interest expense	(8,174)	(4,951)

(Loss) income before income taxes	$(4,744)	$33,785

Corporate/Other (by type):
Shared corporate expenses	$(11,789)	$(14,151)
Other (expense) income, net	(579)	19,534
Restructuring charges, integration costs and asset impairment charges	(18,967)	(3,605)

	$(31,335)	$1,778

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions and cost savings. These statements also relate to the Company’s business strategy, goals and expectations concerning the Company’s market position, future operations, margins, profitability, liquidity and capital resources. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

      Although the Company believes the assumptions upon which these forward-looking statements are based are reasonable, any of these assumptions could prove to be inaccurate and the forward-looking statements based on these assumptions could be incorrect. The Company’s operations involve risks and uncertainties, many of which are outside the Company’s control, and any one of which, or a combination of which, could materially affect the Company’s results of operations and whether the forward-looking statements ultimately prove to be correct.

      Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and fuel;

•	changes in postal rates and postal regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations;

•	changes in the rules and regulations to which the Company’s clients are subject, such as the recent implementation of the Sarbanes-Oxley Act of 2002, which may result in decreased capital markets activity as issuers weigh enhanced liabilities against the benefits of conducting securities offerings;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

      Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including those incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Results of Operations

      Historically, the Company has primarily provided financial printing and other related services. Revenue related to transactional financial printing services is affected by the cyclical conditions of the capital markets. Over the past few years the Company has diversified and expanded its service offerings to be less dependent on transactional financial printing and to reduce the exposure that earnings have to the cyclical financial markets. Revenue (as a percentage of the Company’s total revenue) relating to the financial printing segment was 56% for the nine months ended September 30, 2003, compared to 67% for the nine months ended September 30, 2002. Revenue relating to the financial printing segment has declined as a percentage of total revenue due to a combination of the Company’s diversification efforts and the overall slowdown in capital market activity.

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.

      Management uses segment profit and segment profit less depreciation expense to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, disposal of certain assets, other expenses and other income. Segment profit and segment profit less depreciation expense are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

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

      During the first quarter of 2003, the Company continued the cost reduction efforts announced in the fourth quarter of 2002, which included additional workforce reductions, as well as the closing of its London manufacturing facility and a portion of the London financial printing customer service center, and the continued integration of GlobalNet’s operations with BGS. These actions resulted in restructuring, integration and asset impairment charges totaling $5,192 in the first quarter of 2003. As a result of the continuing weakness in the capital markets, the Company initiated further cost reductions during the second quarter of 2003, which included additional workforce reductions in the financial printing and outsourcing segments and in certain corporate departments. In addition, the Company also continued its integration of GlobalNet into the existing BGS operation, resulting in additional severance and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $9,617 in the second quarter of 2003. During the third quarter of 2003, the Company’s globalization segment continued its integration of GlobalNet, resulting in additional headcount reductions and office closings, as well as other integration-related expenses. In addition, there were additional headcount reductions within the financial print and outsourcing segments, and the closure of two additional offices in the financial print segment during the third quarter. These actions resulted in restructuring, integration and asset impairment charges totaling $4,158 in the third quarter of 2003. These actions taken in 2003 are estimated to result in additional annualized savings of approximately $40 to $45 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $145 to $150 million through September 30, 2003.

      The Company expects to incur additional restructuring and integration charges in the fourth quarter of 2003 of approximately $7 million.

      Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work from 1996-2000. The Company does not anticipate the need to fully replace this staff or the discontinued facilities in order to serve the anticipated eventual return of the capital transactional market. The Company believes the current financial print model has the capacity to support transactional revenues in the range of $300 million without adding fixed costs. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments due to softness in those markets, as well as the integration of the acquisitions of Mendez and GlobalNet into the existing BGS operation.

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

      In addition, in October 2002, BBS entered into a joint venture agreement with Williams Lea to provide outsourcing services to clients with offices in Asia. The joint venture is accounted for on the equity method of accounting, with the Company’s share of results from the arrangement reflected in other income from the date of formation. The revenue and expenses from the clients served by this joint venture were included in consolidated results of operations prior to the formation of the joint venture.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

Financial Printing

      Revenue increased $5,853, or 4%, to $136,058 for the quarter ended September 30, 2003, with the largest class of service in this segment, transactional financial printing, up $13,195, or 21% to $74,957, compared to the year earlier period. The market for transactional financial printing increased during the quarter ended September 30, 2003, as compared to 2002, primarily due to increased domestic capital market activity in 2003, as well as increased mergers and acquisitions activity. The transactional financial printing revenues for the third quarter of 2003 were at their highest level since the second quarter of 2002 (when the Company provided financial printing services for some significant transactions), and the first quarter of 2001 before that.

      The Company continues to maintain its industry-leading market share in both the domestic and international markets, capturing the business connected with approximately 40% of the IPO market in the current period. The Company is cautiously optimistic regarding the revenues from transactional financial printing for the remainder of 2003, as it appears there is some momentum building in the capital markets. There were twenty IPO filings in August of 2003, the highest number since May of 2002, and merger and acquisition transactions appear to be rebounding to some extent as well.

      International revenue however, continues to be affected by the downturn in the international capital markets, with 2003 revenues of $16,278 compared to 2002 revenues of $21,213, a 23% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets. The Company believes that its share of this competitive market has remained stable and that it continues to be the leading provider of services in most international markets.

      Mutual fund services revenue decreased $9,538, or 27%, to $25,288 which is primarily due to the continued consolidation of funds, tightened spending by mutual funds in reaction to slowness in the financial markets, and the loss of some clients due to competitive pricing pressure. There were also fewer special proxy statement print jobs completed in 2003 as compared to 2002. Financial printing revenue declined approximately $1,589 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. Revenue from corporate reporting services increased $3,566, or 20%, to $21,514 from 2002 to 2003.

      Gross margin contribution of this segment increased by $7,953, or 18%, and the margin percentage increased by approximately four percentage points to 39%, reflecting the increased activity in transactional financial printing. This impacts gross margins since, historically, transactional financial printing revenue is our most profitable class of service. Gross margin is also affected by the Company’s ongoing cost reduction initiatives which have added to the margin improvement.

      Selling and administrative expenses increased $2,191, or 6%, to $38,571 primarily as a result of higher expenses that are directly associated with sales such as selling expenses (including commissions), as well as higher employee benefit, incentive compensation, and insurance costs. This is offset by the effect of cost reductions implemented during the prior year, including the workforce reductions and office closings during the second half of 2002 and through the first half of 2003. As a percent of sales, selling and administrative expenses remained flat at approximately 28%.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. During the quarter ended September 30, 2003, total restructuring and asset impairment charges related to the financial printing segment were $790, which consisted primarily of severance costs related to headcount reductions and costs associated with office closings.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the quarter ended September 30, 2003 was $14,265. This was an increase of $5,762, or 68%, from segment profit of $8,503 in 2002. The increase in segment profit is primarily a result of increased revenues in 2003, as well as improved gross margins resulting from the increase in transactional financial printing and on-going cost reduction efforts. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Outsourcing

      Revenue increased $4,171, or 7%, to $62,111 for the quarter ended September 30, 2003. The increase is largely attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $8.5 million in revenue in the third quarter of 2003. Other revenue was down by approximately 7%, which was the result of declining copy volumes from investment banking clients and the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison, two large law firms that BBS served. These two clients contributed to a year-over-year revenue decline of approximately $2.3 million. A new joint venture arrangement with Williams Lea, formed in October 2002, which is accounted for on the equity method, also accounts for a decrease of $1.3 million in revenue over the prior year, as the Company’s share of results from the arrangement is reflected in other income in 2003. The revenue and expenses from the clients served by this joint venture were included in consolidated results of operations in 2002 prior to the formation of the joint venture. Offsetting these amounts is growth in new business, driven by new desktop publishing and creative services opportunities, accounting for an increase of $6.0 million.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. In addition, strategic investments in digital litigation services such as electronic data services are projected to drive revenue growth in the fourth quarter of 2003. Products such as the recently announced RapidViewTM, a web-based document hosting capability that makes lawsuit discovery easier and more cost-effective for litigation teams, present a significant growth opportunity for the outsourcing segment. During the third quarter of 2003, the Company secured 15 new outsourcing contracts, 13 of which were in the legal market sector and two within investment banking. These contracts had a total value of $65 million, representing an estimated $20 million of new annualized revenue to the existing revenue base. The Company also anticipates some increases in production volumes at existing clients if the capital markets continue to improve in the fourth quarter of 2003 and throughout 2004.

      Gross margin from this segment increased by $679, while the margin percentage remained at approximately 19%. The increase in gross margin is directly related to the DecisionQuest acquisition, as well as from cost cutting initiatives previously put in place. These increases were largely offset by lower resource utilization due to decreased copy volumes from investment banking clients, as well as the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison.

      Selling and administrative expenses increased $458, or 6%, to $7,738, and as a percent of sales, remained at approximately 13%. This increase is caused largely by the acquisition of DecisionQuest. In addition, this segment increased sales resources to drive incremental higher margin services.

      During the quarter ended September 30, 2003, the outsourcing segment incurred $496 in restructuring and asset impairment charges.

      Other income of $482 from the CaseSoft joint venture equity investment was recognized by the outsourcing segment during the three months ended September 30, 2003.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the quarter ended September 30, 2003 was $4,246. This was an increase of $703, or 20%, from segment profit of $3,543 in 2002. The increase in segment profit was primarily a result of DecisionQuest profits and income from the CaseSoft joint venture equity investment, offset by the lower resource utilization due to decreased copy volumes from investment banking clients and the lower revenue and gross margin resulting from the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison, as discussed above. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income. The Company expects that new business opportunities, driven by the increased investment in additional sales resources, new service expansion, expense management and the continued strong performance from DecisionQuest will help drive improved segment profit performance in the fourth quarter of 2003.

Globalization

      Revenue increased $25,799, or 99%, to $51,810 for the quarter ended September 30, 2003. The increase is primarily attributable to the acquisition of GlobalNet in September 2002, while organic revenues were down slightly for the quarter. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base. Outside of those industries, the globalization segment continues to see strong demand in government, life sciences, financial services, manufacturing and transportation sectors.

      Gross margin from this segment increased $8,758, or 97%, while the gross margin percentage remained at approximately 34%. The decline in gross margin percentage is primarily the result of pricing pressure and a negative impact from the weakening dollar offset by gains from facility consolidation, headcount reductions and process improvements related to the GlobalNet acquisition.

      Selling and administrative expenses increased $4,157, or 39%, to $14,911, but as a percentage of revenue decreased approximately 13 percentage points to 29%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet are the primary contributor to the decrease of selling and administrative costs as a percentage of revenue. Completion of planned integration and cost reductions will further reduce selling and administrative expenses as a percentage of revenue.

      During the three months ended September 30, 2003, restructuring, integration and asset impairment charges related to the globalization segment were $2,887. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the three months ended September 30, 2003 was $2,878. This compares to a segment loss in 2002 of $1,723. The Company expects this segment’s profit to continue to improve in 2003 as it completes the integration of BGS and GlobalNet. The Company has already realized some of the benefits from its integration efforts. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Summary

      Overall revenue increased $35,823, or 17%, to $249,979. The increase is attributed to all business units, with the most significant increase a result of the globalization segment’s acquisition of GlobalNet in the third quarter of 2002. There was a $17,483, or 27%, increase in gross margin, and the gross margin percentage increased approximately three percentage points to 33%. This increase in gross margin percentage was attributable to improved margin percentages in the financial printing segment, as a result of the various factors discussed above.

      Selling and administrative expenses on a company-wide basis increased $5,002, or 8%, to $64,580. This increase was a result of higher costs directly related to the increase in sales in financial printing, such as selling expenses (including commissions), increases attributable to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs, incentive compensation, and insurance. This is offset by the effect of cost reductions implemented during the prior year, including the workforce reductions and office closings during the second half of 2002 and through the first nine months of 2003, as well as reductions in discretionary spending in all operating segments. As a percentage of sales, these expenses decreased two percentage points to 26%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies of scale created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.

      Depreciation decreased $44, primarily as a result of reduced capital expenditures in recent years. Amortization increased $463 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $4,158 in restructuring, integration, and asset impairment charges in the quarter ended September 30, 2003, compared with $3,605 in the same period in the prior year, as discussed in Note 11 to the financial statements.

      Interest expense increased $1,358, a 74% increase, caused primarily by higher average borrowings in the current year ($182 million for the quarter ended September 30, 2003, as compared to $117 million for the same period in 2002), offset by a lower average interest rate in the current year (5.5% for the quarter ended September 30, 2003, as compared to 6.4% for the same period in 2002). In addition, there was also a write-off of $455 of previously capitalized financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the quarter ended September 30, 2003, as discussed in Note 8 to the financial statements.

      The gain on sale of certain printing assets in 2002 of $14,869 relates to the sale of certain publishing assets and liabilities associated with the financial printing segment.

      The gain on the sale of building in 2002 of $4,889 relates to the sale of the Company’s Chicago office building.

      Other income (expense), net was income of $949 for the quarter ended September 30, 2003 as compared to an expense of $683 for the same period in the prior year. The change was primarily due to the gain of $698 recognized on the contribution of marketable securities to the Company’s pension plan, as discussed in Note 6, as well as the income of $482 from the CaseSoft joint venture equity investment recognized by the outsourcing segment during the three months ended September 30, 2003.

      The effective overall income tax rate was impacted by the lower pre-tax income in 2003 compared to the higher pre-tax income in 2002 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      As a result of the foregoing, net loss for the quarter ended September 30, 2003 was $1,209 as compared to net income of $4,649 for the same period last year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Financial Printing

      Revenue decreased $53,836, or 11%, to $458,043 for the nine months ended September 30, 2003, with the largest class of service in this segment, transactional financial printing, down $31,765, or 15% to $175,821, compared to the year earlier period. The market for transactional financial printing remained low and was down during the nine months ended September 2003, as compared to 2002, primarily due to reduced capital market activity in 2003, both domestic and international. There were also some significant transactions for which the Company provided financial printing services during the prior year, with no transactions of similar significance in 2003. Until the third quarter of 2003, the Company had experienced a continued decline in transactional financial printing revenue over the last several years as the result of the capital market downturn. The market for transactional financial printing began to experience a rebound during the quarter ended September 30, 2003, as compared to 2002, primarily due to increased domestic capital market activity in 2003 as well as an increase in mergers and acquisitions transactions. The transactional financial printing revenues for the third quarter of 2003 were at their highest level since the second quarter of 2002 (when the Company provided financial printing services for some significant transactions), and the first quarter of 2001 before that. Revenues from transactional financial printing services increased 67% from the first quarter of 2003 to the third quarter.

      The Company continues to maintain its industry-leading market share in both the domestic and international markets, capturing the business connected with approximately 50% of the IPO market in the current period. The Company is cautiously optimistic regarding the revenues from transactional financial printing for the remainder of 2003, as it appears there is some momentum building in the capital markets. There were twenty IPO filings in August of 2003, the highest number since May of 2002, and merger and acquisition transactions appear to be rebounding to some extent as well.

      The international market was also affected by the downturn in the capital markets, with 2003 revenues of $54,486 compared to 2002 revenues of $65,712, a 17% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets. The Company believes that its share of this competitive market has remained stable and that it continues to be the leading provider of services in most international markets.

      Mutual fund services revenue decreased $26,479, or 21%, to $101,826 which is primarily due to the continued consolidation of funds, tightened spending by mutual funds in reaction to slowness in the financial markets, and the loss of some clients due to competitive pricing pressure. There were also certain special proxy statement print jobs which were completed in 2002 but were not repeated in 2003. Financial printing revenue also declined approximately $4,530 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. Revenue from corporate reporting services increased $4,234, or 4%, to $122,194 from 2002 to 2003.

      Gross margin contribution of this segment decreased by $28,226, or 14%, and the margin percentage decreased by approximately one percentage point to 38%, reflecting the overall reduced activity in transactional financial printing. This impacts gross margins since, historically, transactional financial printing revenue is our most profitable class of service. There were also some significant transactions for which the Company provided financial printing services during the second quarter of the prior year, which increased the prior year’s gross margin percentage, with no transactions of similar significance in 2003. Margins were also impacted by the competitive pricing pressure on jobs bid in the current economic environment, as well as diminished utilization resulting from the decreased mutual fund services revenue. Offsetting these factors are the results of the Company’s ongoing cost reduction initiatives which have led to improvements in gross margins.

      Selling and administrative expenses decreased $13,668, or 10%, to $125,109 primarily as a result of cost reductions that were implemented in the second half of 2002 and the first nine months of 2003, including the workforce reductions and office closings during the second half of 2002 and the first nine months of 2003, offset by higher employee benefit, incentive compensation, and insurance costs. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. Bad debt expense has also decreased as a result of lower revenue and an improved DSO (days sales outstanding). As a percent of sales, selling and administrative expenses remained at approximately 27%.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. During 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing its London manufacturing facility and a portion of its London customer service center, as well as several other offices. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $9,922.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for 2003 was $47,612, a decrease of $14,558, or 23%, from segment profit of $62,170 in 2002. The decrease in segment profit is primarily a result of decreased revenues in 2003. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Outsourcing

      Revenue increased $14,627, or 8%, to $190,425 for the nine months ended September 30, 2003. The increase is largely attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $26.7 million in revenue in the first nine months of 2003. Other revenue was down by approximately 7%, which was the result of declining copy volumes from investment banking clients and the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison. These two clients contributed to a year-over-year revenue decline of approximately $7 million. A new joint venture arrangement with Williams Lea, formed in October 2002, which is accounted for on the equity method, also accounts for a decrease of $3.8 million in revenue over the prior year, as the Company’s share of results from the arrangement is reflected in other income in 2003. The revenue and expenses from the clients served by this joint venture were included in consolidated results of operations in 2002 prior to the formation of the joint venture. Offsetting these amounts is growth in new business, driven by new desktop publishing and creative services opportunities, accounting for an increase of $14.5 million.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to manage business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. In addition, strategic investments in digital litigation services such as electronic data services are projected to drive revenue growth in the fourth quarter of 2003. Products such as the recently announced RapidView, a web-based document hosting capability that makes lawsuit discovery easier and more cost effective for litigation teams, present a significant growth opportunity for the outsourcing segment. During the third quarter of 2003, the Company secured 15 new outsourcing contracts, thirteen of which were in the legal market sector and two within investment banking. These contracts had a total value of $65 million, representing an estimated $20 million of new annualized revenue to the existing revenue base. The Company also anticipates some increases in production volumes at existing clients if the capital markets continue to improve in the fourth quarter of 2003 and throughout 2004.

      Gross margin from this segment increased $626, while the margin percentage decreased approximately one percentage point to 18%. The increase in gross margin is directly related to the DecisionQuest acquisition, as well as from cost cutting initiatives previously put in place to reduce underutilized resources in labor and equipment and the renegotiation of several significant vendor contracts. The decrease in gross margin percentage is directly related to lower resource utilization due to decreased copy volumes from investment banking clients, as well as the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison.

      Selling and administrative expenses increased $2,675, or 12%, to $24,801 and as a percent of sales, remained flat at approximately 13%. These increases are caused largely by the acquisition of DecisionQuest. In addition, this segment increased sales resources to drive incremental higher margin services.

      During the nine months ended September 30, 2003, the outsourcing segment incurred $2,095 in restructuring and asset impairment charges.

      Other income of $969 from the CaseSoft joint venture equity investment was recognized by the outsourcing segment during 2003.

      Segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the nine months ended September 30, 2003 was $10,801. This was a decrease of $1,080, or 9%, from segment profit of $11,881 in 2002. The decrease in segment profit was primarily a result of the lower resource utilization due to decreased copy volumes from investment banking clients and due to the lower revenue and gross margin resulting from the dissolutions of Hill & Barlow and Brobeck, Phleger & Harrison, as discussed above, offset by DecisionQuest profits and income from the CaseSoft joint venture equity investment. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income. The Company expects that new business opportunities, driven by the increased investment in additional sales resources, new service expansion, expense management and the continued strong performance from DecisionQuest will drive improvement in segment profit performance in the fourth quarter of 2003.

Globalization

      Revenue increased $85,545, or 108%, to $164,975 for the nine months ended September 30, 2003. The increase is primarily attributable to the acquisition of GlobalNet in September of 2002, as well as organic growth of approximately 6%. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base. The diversification was evidenced by increases in the government, life sciences, financial services, manufacturing and transportation sectors. During 2003 the Company completed significant projects for Microsoft, Nissan and the Special Olympics, among others. Significant contracts signed recently include the renewal of the U.S. Department of Justice contract, and new contracts with the Irish Department of Justice and BKK AS, one of Norway’s largest producers, wholesalers and transmitters of electrical power. The Company also entered into a five-year collaborative business agreement with SAAB AB.

      Gross margin from this segment increased $28,606 or 103%, while the gross margin percentage decreased one percentage point to 34%. Pricing pressure in the globalization market along with the negative impact from the weak dollar are the principle causes of the decline in gross margin percentage. These negative factors are offset by gains realized from facility consolidation, headcount reductions and process improvements related to the GlobalNet acquisition. The Company anticipates slight margin improvement as it continues to merge facilities and integrate the workforce of GlobalNet with the BGS workforce. Additional initiatives expected to improve margins include the rollout of a customer-facing portal designed to improve workflow and an initiative to improve global vendor management through consolidation and increased quality control.

      Selling and administrative expenses increased $14,969, or 46%, to $47,278, but as a percentage of revenue decreased approximately twelve percentage points to 29%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet is the primary contributor to the decrease of selling and administrative costs as a percentage of revenue. Completion of planned integration and cost reductions will further reduce selling and administrative expenses as a percentage of revenue.

      During the nine months ended September 30, 2003, restructuring, integration and asset impairment charges related to the globalization segment were $5,678. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) for the first nine months of 2003 was $9,185. This compares to a segment loss in the same period last year of $4,452. The Company expects this segment’s profit to continue to improve in 2003 as it completes the integration of BGS and GlobalNet. The Company continues to review further office consolidation and streamlining workflow processes through the expanded use of technologies, including its web-based translation portal, Elcano™. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Summary

      Overall revenue increased $46,336, or 6%, to $813,443 for the nine months ended September 30, 2003. The increase is attributed to the increases in globalization and outsourcing due to the acquisitions of GlobalNet and DecisionQuest, offset by a decline in financial printing. There was a $1,280, or less than 1%, increase in gross margin, however, the gross margin percentage decreased approximately two percentage points to 32%. This decrease in gross margin percentage was attributable to decreased margin percentages in all operating segments, as a result of the various factors discussed above.

      Selling and administrative expenses on a company-wide basis increased $1,889, or 1%, to $208,822. This increase was primarily due to increases attributable to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs, incentive compensation, and insurance. This is offset by lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions, office closings, and reductions in discretionary spending in all operating segments. As a percentage of sales, these expenses decreased one percentage point to 26%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies of scale created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.

      Depreciation decreased $1,248, primarily as a result of reduced capital expenditures in recent years. Amortization increased $1,440 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $18,967 in restructuring, integration, and asset impairment charges in 2003 compared to $3,605 in the prior year, as discussed in Note 11 to the financial statements.

      Interest expense increased $3,223, a 65% increase, primarily as a result of higher average borrowings in 2003 ($175 million for the nine months ended September 30, 2003, as compared to $128 million for the same period in 2002), offset partially by a lower average interest rate in the current year (5.3% for the nine months ended September 30, 2003, as compared to 6.6% for the same period in 2002). In addition, there was also a write-off of $455 of previously capitalized financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the quarter ended September 30, 2003, as discussed in Note 8 to the financial statements.

      The gain on sale of certain printing assets in 2002 of $14,869 relates to the sale of certain publishing assets and liabilities associated with its financial printing segment.

      The gain on the sale of building in 2002 of $4,889 relates to the sale of the Company’s Chicago office building.

      The effective overall income tax rate was impacted by the pre-tax income incurred during 2002 compared to the pre-tax loss in 2003 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) remained at approximately 39%.

      As a result of the foregoing, the net loss for the nine months ended September 30, 2003 was $5,204 as compared to net income of $19,258 for the same period last year.

Business Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and actual results may differ materially. Current trends in the global economy, particularly in the domestic and international capital markets, make it difficult at present to project future activity.

      For 2003, the Company expects improved results over 2002. The Company is cautiously optimistic about the prospects for the transactional financial print business as capital markets activity and merger and acquisitions transactions are expected to increase. The Company expects improvement at both its outsourcing and globalization segments as we continue to integrate recent acquisitions into existing operations.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate the fourth quarter and full year 2003 results will be in the ranges shown below.

2003

	4th Quarter	Full-year

Revenue, approximately	$245 to $260 million	$1.06 billion
Depreciation and amortization, approximately	$11 million	$44 million
Restructuring and integration charges, approximately	$7 million	$26 million
Operating income, approximately	$2 to $8 million	$5 to $11 million
Operating income, excluding restructuring and integration charges, approximately	$9 to $15 million	$31 to $37 million
Interest expense, approximately	$2 to $3 million	$10 to $11 million
Diluted (loss) earnings per share, in the range of	$(0.06) to $0.04	$(0.21) to $(0.11)
Diluted earnings per share, excluding restructuring and integration charges, in the range of	$0.08 to $0.18	$0.30 to $0.40
Capital expenditures, approximately	$7 million	$25 million

Liquidity and Capital Resources

      At September 30, 2003, the Company had a working capital ratio of 1.93 to 1 and working capital of $142,834 compared to a ratio of 1.46 to 1 and working capital of $82,339 at December 31, 2002. Approximately $51 million of the increase in working capital is due to the increase in the accounts receivable level due to the increase in revenue during the third quarter of 2003 compared to the fourth quarter of 2002. There was also a decrease in accrued expenses of approximately $20 million related primarily to a decrease in accrued restructuring expenses, as well as the effect of a significant customer prepayment received prior to December 31, 2002. This is offset by a lower level of cash at September 30, 2003 as compared to December 31, 2002.

      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures due October 1, 2033. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the senior notes. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is defined in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would pay the repurchase price for any debentures repurchased on October 1, 2008 in cash. The Company would have the option of paying the repurchase price of any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

      In February 2002, the Company completed a $75 million private placement of senior notes with several institutional lenders. The notes have an approximate interest rate of 7.8% (including the impact of amendments and prepayments), and mature between January 2007 and January 2012. The proceeds from the private placement were used to pay down a portion of the Company’s existing revolving credit facility. The Company completed its three-year $175 million revolving credit facility on July 2, 2002 (and amended it in March and September 2003). The outstanding balance under this facility was $36 million at September 30, 2003. In October 2003, the commitment under this facility was permanently reduced to $115 million.

      The terms of the senior notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The senior notes and revolving credit agreement are guaranteed by substantially all of the Company’s subsidiaries. The debentures are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior debt. The debentures are not guaranteed by any of the Company’s subsidiaries and are effectively subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries, including trade creditors. The Company is not subject to any financial covenants under the debentures.

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and senior notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of these amendments, the Company is required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements were further revised as a result of the September 2003 amendments described below. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of September 30, 2003. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal years 2003 and 2004. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

      In consideration for the March 2003 amendments, the Company agreed to provide accounts receivable as collateral. The collateral will be shared proportionally between the parties to the revolving credit agreement and the senior notes. In addition, interest rates charged under the revolving credit agreement increased to LIBOR plus 125-325 basis points depending on certain leverage ratios as defined in the credit agreement, compared to LIBOR plus 105-200 basis points under the previously existing covenants. Interest rates charged under the senior notes increased by 25 basis points during the amendment period and a subsequent period during which the Company must meet the original covenant requirements (this rate increase was made permanent by the September 2003 amendment described below). The Company paid an amendment fee to approving lenders and other costs aggregating approximately $1.1 million, which is being amortized to interest expense over the period covered by the amendment.

      In September 2003, the Company entered into an amendment to the revolving credit facility, that, among other things, i) provided for the permanent reduction of the credit facility by at least $50 million to the extent that net proceeds from the issuance of the debentures were used to reduce the Company’s borrowings under the facility, ii) modified the permitted leverage ratio under the facility, and iii) added provisions relating to the repayment and modification of subordinated debt, and approved the subordination provisions of the recently issued debentures.

      Also in September 2003, the Company entered into an additional amendment for the senior notes that, among other things, i) made the existing temporary increase in interest rates permanent, ii) made a new temporary increase in interest rates of 10 basis points, which will remain in effect until the Company obtains an investment grade rating with respect to the senior notes, iii) gave the holders of the senior notes a put option exercisable during the six months immediately prior to October 1, 2008, the first date on which holders of the convertible debentures may require the Company to repurchase the debentures, iv) adjusted the fixed charge coverage ratio test to be 1.50 to 1.00 as of the fourth quarter of 2003 and for the remaining life of the senior notes, v) added a debt to EBITDA ratio test of 3.25 to 1.00 and a senior debt to EBITDA ratio test of 2.50 to 1.00 in the covenant that limits the Company’s ability to incur indebtedness, and vi) removed a $25.0 million limitation on potential acquisitions consummated before March 31, 2004.

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

      Capital expenditures for the nine months ended September 30, 2003 were $18,153. For the full year 2003, the Company plans capital spending of approximately $25 million.

Cash Flows

      The Company’s focus on working capital management continues, including managing receivables and inventory. Average days sales outstanding improved to 67 days for the nine months ended September 30, 2003 from 71 days for the nine months ended September 30, 2002. The Company’s net cash used in operating activities was $37,157 for the nine months ended September 30, 2003 as compared to cash provided of $28,984 for the nine months ended September 30, 2002. The increase in cash used in operations is primarily a result of cash being used to fund the higher levels of activity in 2003 compared to 2002 while receivable balances were growing during 2003, as well as the effect of a significant customer prepayment made at the end of 2002 that was not prepaid in the prior year, and more cash used to pay restructuring related expenses in 2003 compared to 2002.

      Net cash used in investing activities was $17,113 and $56,828 for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily the result of less cash used in the acquisition of businesses in the current year, which is offset partially by the proceeds recognized on the sale of certain printing assets and the Chicago building in 2002. Cash used in the purchase of property, plant, and equipment during the nine months ended September 30, 2003 was also $5,388 less than in the comparable period in 2002.

      Net cash provided by financing activities was $37,863 and $47,866 for the nine months ended September 30, 2003 and 2002, respectively. Lower net borrowings in the current year were the primary cause of the decrease.

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

      In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends Statement of Financial Accounting Standard No. 123 (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Although the Company continues to apply APB Opinion No. 25 and related interpretations, the Company adopted the disclosure requirements of SFAS 148 during the fourth quarter of 2002. The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The FASB has not yet issued an exposure draft or a proposed standard. The Company will continue to monitor the progress on the issuance of this proposed standard as well as evaluate its position with respect to current guidance.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation sets forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company is still evaluating the impact of adoption of FIN 46 for its arrangements created before January 31, 2003. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The adoption of the provisions of this standard which became effective in 2003 did not have an effect on the Company’s financial statements.

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

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior notes issued in February 2002 and its debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The senior notes have an average fixed interest rate of approximately 7.8% (including the impact of amendments and prepayments), and mature between January 2007 and January 2012. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the nine months ended September 30, 2003, the average interest rate on this line of credit approximated 4%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $1 million, based on the average outstanding balances under the revolving credit facility during the nine months ended September 30, 2003.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income of $12,891 and $7,083 in its statements of comprehensive income for the nine months ended September 30, 2003 and 2002, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 4.1	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and The Bank of New York as Trustee (filed as Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810, and incorporated herein by reference).
Exhibit 10.1	—	Third Amendment, dated as of September 17, 2003, to Note Purchase Agreements dated January 30, 2003, relating to $75.0 million Senior Notes (filed as Exhibit 10.1 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810, and incorporated herein by reference).
Exhibit 10.2	—	Second Amendment, dated as of September 18, 2003, to Credit Agreement dated as of July 2, 2002, related to $175.0 million revolving credit facility (filed as Exhibit 10.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810, and incorporated herein by reference).
Exhibit 31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer.
Exhibit 31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer.
Exhibit 32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board and Chief Executive Officer.
Exhibit 32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer.

      (b) Reports on Form 8-K

Report dated July 30, 2003, relating to the Company’s earnings press release for the quarter ended June 30, 2003.

Report dated September 11, 2003, relating to the Company’s required reclassification of segment information on Form 10-K for the fiscal year ended December 31, 2002 due to a change in the manner in which it reports and evaluates segment information.

Report dated September 18, 2003, announcing the completion of the Company’s $75 million private placement of 5% convertible subordinated debentures.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOWNE & CO., INC.

/s/ ROBERT M. JOHNSON

Robert M. Johnson
(Chairman of the Board and
Chief Executive Officer)

Date: November 13, 2003

/s/ C. CODY COLQUITT

C. Cody Colquitt
(Senior Vice President and
Chief Financial Officer)
(Principal Financial Officer)

Date: November 13, 2003

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
(Vice President and
Corporate Controller)
(Principal Accounting Officer)

Date: November 13, 2003