Form 10-K
period 2003-12-31
BOWNE & CO INC
filed 2004-03-15
CIK 13610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File No. 1-5842

Bowne & Co., Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Hudson Street New York, New York (Address of principal executive offices)	10014 (Zip code)

(212) 924-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant as of February 27, 2004, based upon the closing price for the Common Stock on the New York Stock Exchange on June 30, 2003, was $426,607,243. For purposes of the foregoing calculation, the Registrant’s Employees’ Stock Purchase Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.

      The Registrant had 34,449,830 shares of Common Stock outstanding as of February 27, 2004.

Documents Incorporated by Reference

      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 12, 2004	Part III, Items 10-12

PART I

Item 1.	Business

      Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is a global provider of high-value document management services. The Company has grown from a financial printing company to an integrated document and information management company. The Company is the world’s largest financial printer, a market leader in outsourcing document management services for law firms and investment banks and a market leader in providing globalization, localization and translation services. The Company built its diversified business in the following three segments:

      Financial Print — Historically Bowne’s principal segment, it encompasses:

•	Bowne Financial Print, the Company’s traditional financial printing services and the world’s largest financial printer, offers a comprehensive array of transactional and compliance-related services to create, manage, translate and distribute documents. Bowne provides these services to its clients in connection with capital market and corporate transactions, such as equity and debt issuances and mergers and acquisitions, which the Company calls “transactional financial printing”. Bowne also provides these services to public corporations and mutual fund clients in connection with the fulfillment of their compliance obligations to produce and deliver periodic and other reports under applicable laws and regulations, as well as in connection with general commercial and other printing needs.

•	Bowne Enterprise Solutions (“BES”), the Company’s newest financial printing business, provides a communications solution that gives its clients an efficient and cost-effective system for producing and delivering personalized and customized communications to their customers. From desktop editing to digital on-demand printing, Bowne offers the capability for “just-in-time” delivery of communications that can be both individually personalized by the client and professionally produced and distributed.

Overall, the financial print segment generated revenue of $590.9 million in 2003 and $638.3 million in 2002, representing approximately 55% and 64% of total revenue, respectively. The Company’s financial print segment generated segment profit of $61.9 million and $66.6 million in 2003 and 2002, respectively. The Company’s segment profit is measured as gross margin (revenue less cost of revenue) less selling and administrative expenses. The largest class of service in this segment, transactional financial printing, accounted for $244.7 million, or 23% of total 2003 Company revenue.

Outsourcing — This segment consists of Bowne Business Solutions (“BBS”), which provides on-site document management services for law firms, financial institutions and large companies that choose to outsource these functions. The outsourced services that BBS offers cover the spectrum from basic document reproduction and distribution services, to medium skilled services such as word processing and desktop publishing, to highly technical and specialized services such as litigation consulting. The outsourcing segment generated revenue of $254.7 million in 2003 and $233.9 million in 2002, representing approximately 24% and 23% of total revenue, respectively. Outsourcing generated segment profit of $14.0 million and $15.6 million in 2003 and 2002, respectively.

Globalization — This segment consists of Bowne Global Solutions (“BGS”), which provides globalization, interpretation, translation, localization and technical writing services to adapt the Company’s clients’ products and communications for use in targeted countries in a manner that is both translated to the specific dialect for the target region and culturally appropriate. The globalization segment generated revenue of $219.2 million in 2003 and $131.2 million in 2002, representing approximately 21% and 13% of total revenue, respectively. Globalization generated a segment profit of $13.1 million for 2003 and a segment loss of $4.4 million in 2002.

      During the first quarter of 2003, the Company changed the way it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/ Other”. These costs had previously been allocated to the individual operating segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation. Further information regarding segment revenues, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2003, 2002 and 2001, as well as a reconciliation of segment profit to pre-tax income (loss), are shown in Note 17 of the Notes to Consolidated Financial Statements.

Industry Overview

      Through Bowne’s diversified business units, the Company competes in a number of related industries, namely financial printing, personalized communications, document management outsourcing and globalization services.

      The printing industry is highly fragmented, with hundreds of independent printers that provide a full range of traditional printing services. However, specific to transactional and compliance financial printing, there are three primary companies, including Bowne, and a few regional financial printers that participate in the market. Transactional financial printing volume tends to be cyclical with the markets for new debt and equity issuances and public mergers and acquisitions activity. Compliance financial printing volume is less sensitive to market changes and represents a recurring periodic activity, with some seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds.

      The complete and integrated communications solution Bowne provides to its clients to help them deliver personalized and customized communications to their customers is a subset of an emerging customer relationship management industry. This industry is populated by a number of active participants with different focus and core capabilities that range from creative branding and message design services, to technical software design, to printing. The Company competes in this industry through its BES unit, which it operates as part of its financial print segment. The Company’s BES unit is focused on providing integrated document creation, production, distribution and management solutions that address the growing personalized communications needs of the financial services industry, in particular the retirement services, asset management and distributor segments. Financial services firms are increasingly looking to digital, variable-data-driven solutions that will provide them with a broad range of competitive and operational benefits. For example, a financial services firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. The technologies Bowne leverages to provide clients with automated, web-based creation, printing and distribution capabilities also create efficiencies that will help Bowne’s clients lower document-related costs.

      The document management outsourcing industry has numerous competitors in the United States that compete for clients among medium-sized to large corporations, law firms, investment banks, consulting firms and similar enterprises that have significant document management needs. Bowne is currently a leader in providing outsourcing services to the legal industry and the investment banking industry. Furthermore, the Company is targeting pharmaceutical companies, consulting and professional services firms as well as general counsel offices of Fortune 500 companies, all of whom have high volume complex document needs. The services that are outsourced generally fall into the three following categories:

•	traditional reproduction and transmission services, such as reprographics, faxing, messenger services, and similar services, which tend to be high volume, on-site work;

•	value-added systems management and content creation services such as information technology, word processing, desktop publishing, litigation support, imaging & coding, and similar skilled services, which tend to be medium-volume work that can be performed either on-site or at the provider’s location and command higher margins than traditional reproduction services; and

•	outsourcing opportunities for niche expertise, such as electronic document discovery and data rooms, multi-media services, trial consulting, and other highly-specialized technical capabilities.

      The globalization services industry traditionally has been managed by in-house departments of multinational companies that use a large cottage industry of small translation and localization contractors located in different countries around the world, which offer their services to adapt foreign materials for use in that country. While the in-house operations and independent single-language translators traditionally have worked together, over the past few years two trends have begun to change the globalization industry. First, although thousands of independent freelance translators remain, the highly fragmented industry has started to consolidate, with three major participants today, including BGS. An advantage to employing a consolidated provider of globalization services is that the scale of the larger players allows them to manage large globalization projects across multiple countries and offer integrated services. Second, multinational companies are increasingly outsourcing their globalization needs, although the Company estimates that a majority of all globalization management is still performed in-house. The advantage to increased outsourcing is the ability of clients to reduce their fixed costs in these non-core activities.

The Company

Financial Print

      Bowne Financial Print has long ranked as the world’s largest financial printer in a field populated by three primary companies, including Bowne, and a few regional financial printers. The Company’s transactional financial printing includes registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company’s compliance financial printing includes annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the SEC or other regulatory bodies around the world. Bowne Financial Print is also the leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing, the latter through a new Internet-based filing product, BowneFile16TM, launched in early 2003. A component of compliance printing includes mutual fund printing. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. Bowne Financial Print also provides some commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation services for highly confidential legal and financial documents in connection with its financial print operations. Over the past few years, Bowne has expanded its financial print capabilities within all phases of the document life-cycle, including electronic receipt of client documents, composition, content management, conversion, translation, assembly, packaging, output, delivery, and archiving.

      The Company’s international financial printing business provides similar services as those delivered by its domestic operations. International print capabilities are delivered primarily by the Company or in some areas, through a number of strategic relationships.

      Historically, transactional financial print has been the largest contributor to the Company’s total revenue. However, because this line of business is cyclical with the financial markets, over the past three years Bowne has experienced a marked downturn in this line of business, with its total 2003 transactional financial print revenue 49% lower than when the financial markets peaked in 2000. In response, the Company began implementing a new operating model that seeks to reduce fixed costs and increases the flexibility of its financial print segment in response to market fluctuations. The Company has reorganized its regional operations and closed or consolidated nine of its U.S. offices and facilities. While the Company still maintains its own printing capabilities, having retooled its facilities in 1999 and 2000, Bowne also outsources some printing needs to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing its staffing, maintenance and operating expense of underutilized facilities, and is in line with industry practice. In addition, since November 2000, Bowne has reduced its financial print workforce by approximately 32%. The Company also has successfully established an arrangement with a company in India that allows it to outsource some of its EDGAR conversions and related functions on very cost-effective terms, especially at times of peak demand. Between the fourth quarter of 2000 and December 31, 2003, the Company implemented or initiated approximately $150 to $155 million in annualized reductions to its cost base, a majority of which have been reductions made in Bowne’s financial print segment. Importantly, in the preceding years the Company had invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to permanently reduce its fixed and direct labor costs. As a result of the flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long term and that it will not need to fully replace personnel or otherwise incur such costs. Accordingly, the Company believes that when the transactional financial print business returns to greater volumes it will be able to serve much of the increased demand with only minimal increases in fixed and direct labor costs.

      The Company believes that its technology investments have produced one of the most flexible and efficient typesetting, printing and distribution systems in the industry, for example:

•	Recent advances in technology have permitted Bowne to centralize its typesetting operations into six “Centers of Excellence”, to reduce its typesetting workforce and to outsource offshore the more routine and less critical typesetting work at a lower cost than performing it in-house.

•	The Company expects to begin implementing its newest proprietary typesetting system, ACE (Advanced Composition Engine), in 2004. It believes that ACE will significantly improve productivity, accuracy and page turnaround, and substantially shorten training cycles, giving the Company even greater flexibility and responsiveness to its clients.

•	The digital, print-on-demand services the Company offers through BES use advanced database technology, coupled with high-speed digital printing, to assist clients, primarily in the financial services industry, to reach their customers with more targeted levels of customized and personalized communications.

•	The Company also developed BowneFaxTM to replace its standard fax machines. While a standard fax machine simply transmits a page from one location to another, BowneFaxTM creates a digital file at high resolution and speeds and facilitates work-sharing. In terms of speed, BowneFaxTM shortens turnaround time because pages are read and processed five to ten times faster than standard faxes. In terms of service, BowneFaxTM reduces the time the Company and its clients need to clarify unclear copy changes and significantly enhances accuracy through reduction of editing errors and page tracking.

•	XMarkTM, another one of the Company’s proprietary technologies, takes input from clients in a variety of formats and allows conversion personnel to produce near-perfect conversions in a single cycle, standardizes the document format, and then produces output in a variety of formats. In terms of speed, XMarkTM reduces data conversion and composition production time in the range of 50 to 90 percent.

•	Bowne was one of four U.S. finalists for the Wharton Infosys Business Transformation Award in 2003. This award is given to a Global 2000 company that has transformed its business and industry through the creative application of technology. Also, in this past year, Bowne moved from 295th to 63rd place in 2003 in the top 500 ranking of the most innovative users of technology by Information Week magazine.

      The Company has continued to diversify its business mix within the financial print business segment with the introduction of Bowne Enterprise Solutions. Using a model that involves extensive consultation with clients with respect to their customer communications challenges, BES partners with clients to deliver quality applications based upon the effective integration of document creation, content management and distribution methods. These methods include offset and digital printing and electronic delivery. BES helps its clients create, manage and distribute critical information, such as introductory enrollment kits and brokerage statements, in order to produce better returns on their marketing dollars. Using advanced database technology, coupled with high-speed digital printing, BES offers clients the opportunity to personalize and customize communications to their customers. BES’s digital, print-on-demand services also eliminate the need to conventionally print generic information and hold it in inventory until it is used or becomes obsolete. BES maintains an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing, legal and other authorized users. This allows customized and individual fulfillment with the most current copies available, while reducing waste. Because of the extensive integration of systems between BES and its clients, contracts for these services tend to involve longer-term relationships. The clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies and commercial banks.

Outsourcing

      The Company’s document management outsourcing business has greatly expanded since 1998 through acquisitions, and Bowne Business Solutions has grown to become the industry leader in providing outsourcing services primarily to the legal and financial services communities. BBS has sought to expand its business to existing and new clients by broadening the range of services that it provides. BBS is also growing its existing customer base through increased penetration of the legal and investment banking industries. Furthermore, BBS seeks to expand its business through its efforts to reach potential clients in new industries, such as the consulting and pharmaceutical industries.

      The Company’s outsourcing services include:

•	on-site management of document creation, reproduction and distribution operations at its clients’ facilities, and off-site backup of those same services;

•	specialized applications of graphics and presentation technologies, such as pitch books, charting, flow charts, conceptual diagrams and maps and multimedia applications such as animation, video and sound;

•	information technology management, desktop support services, data center support, technical training and telephone system support; and

•	litigation support services, including litigation resource management, which involves ongoing case and project management; electronic data discovery processing; litigation software application support and training; document imaging, optical character recognition, coding and high-speed, high-volume printing; custom database management; creation and implementation of litigation support procedures best practices; creation and conversion of PDF files; and creation of CD-ROMs.

      BBS’s acquisition of DecisionQuest in December 2002 allowed the Company to deliver litigation support services spanning the entire “litigation lifecycle”TM, from inception of the case through trial. These additional services include trial consulting and jury research, advanced strategic communications and marketing, courtroom graphics and presentation technologies, litigation support and case evaluation software, and custom case strategy Web sites.

      Outsourcing allows BBS clients to focus on their core businesses, gain access to the latest in technological innovations without making direct investments, and reduce the operating costs of investing in and managing non-core business activities. Initially, the Company must earn the confidence and trust of its clients by demonstrating its competency, efficiency and quality of service in the more basic functions. Once BBS has proven its reliability, the Company believes that many of its clients become more comfortable with outsourcing other more skilled and complex functions to them.

      A joint venture agreement with Williams Lea, one of the United Kingdom’s leading providers of document management solutions, has helped BBS to extend its services to Europe and Asia. Together, BBS and Williams Lea provide global outsourcing services to multinational corporations, international law firms, commercial and investment banks, and financial institutions around the globe.

Globalization

      Bowne Global Solutions enables customers to succeed in global markets by providing innovative linguistic and cultural solutions. As a company’s domestic market becomes saturated or faces an economic downturn, the drive to “go global” is accelerated. Whether this means establishing international sales channels, developing manufacturing plants in low cost regions, or simply putting up an e-commerce Web site, the result is that companies today, large and small, are doing more and more business across borders and languages. Yet, while forecasts and market potential often look promising on paper, successfully executing in these markets against entrenched local competition is very challenging. As a result, these companies seek a flexible partner with the scope and breadth to support their globalization efforts. With its scale and skill, backed by proven project management methods, BGS is able to rapidly respond to its clients’ changing needs while maintaining the highest standards of production quality.

      BGS is the largest provider in the industry and serves clients in a wide variety of vertical markets including information technology, telecommunications, aerospace, automotive, medical devices, pharmaceuticals, financial services, entertainment, and government agencies in the United States and Europe. BGS provides support to these customers in three primary areas:

•	Localization/ Translation — the process of adapting content and products to meet the language and cultural requirements of users throughout the world. BGS offers a comprehensive solution covering all aspects of translation, engineering, content recreation, multimedia, linguistic quality control and testing.

•	Technical Writing — the creation of technical documentation for owner and repair manuals, instructions for use, regulatory filings, and help systems. BGS authors and technical illustrators, working closely with client teams, develop effective documentation in a variety of formats suitable for distribution on-line or in print.

•	Interpretations — assisting government agencies and commercial organizations conducting business or legal proceedings with parties who do not speak the same native language. BGS trained and certified interpreters in the US and Europe perform in a variety of settings including face-to-face, over-the-phone, and in conferences.

      The Company operates this business by building and maintaining a network of employees and independent translators, authors and interpreters located around the globe who are engaged, as needed, based on their domain expertise and the needs of the client. One of the Company’s key competitive advantages is its ability to manage this global network of employees and linguistic agents through uniform processes and standards of quality performance and the ability to coordinate delivery of translated product in multiple locations according to its client’s schedule.

      In the past, BGS relied heavily on revenue from information technology clients. However, BGS has steadily decreased its reliance on these clients through diversification of its customer base. Revenues from information technology clients have further decreased as those clients become more efficient in their production methods reducing the revenue per transaction even as the volume and number of languages covered increases. BGS’ present focus is to grow revenue by reaching clients in new and diverse industries and to penetrate the significant number of companies that still perform their globalization and localization services in-house. The Company believes that any new business from companies that currently handle this work in-house will further increase the size of the currently served market.

      In accordance with its strategy, BGS has made two significant acquisitions to expand its scale and reach. BGS acquired Mendez S.A. in August 2001 and Berlitz GlobalNet in September 2002. Combined, these two acquisitions have helped BGS to triple its size and extend its leadership in this industry. These acquisitions have added both tools and competencies to BGS and have provided a more diverse global client base. Due to the Company’s economies of scale and its multinational presence as a result of these acquisitions, it believes that clients with larger global projects requiring simultaneous multi-country roll-outs are more likely to use Bowne’s services.

      BGS has approximately 1,800 full-time employees in 24 countries, as well as a global contractor network of more than 10,000 qualified linguists covering over 80 languages and dialects.

Other Information

      For each of the last three fiscal years, the Company’s financial printing business segment has accounted for the largest share of consolidated total revenues, as shown below:

	Year Ended December 31,

Type of Service	2003	2002	2001

Transactional financial printing	23%	27%	27%
Compliance printing	13	14	15
Mutual fund printing	12	15	16
Commercial printing	4	4	6
Digital printing and other	3	4	4

Financial Printing	55	64	68
Outsourcing	24	23	22
Globalization	21	13	10

	100%	100%	100%

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

      The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. Its corporate offices are located at 345 Hudson Street, New York, NY 10014, telephone (212) 924-5500. The Company’s Web site is www.bowne.com. Our Web site contains electronic copies of Bowne news releases and U.S. Securities and Exchange Commission filings, as well as descriptions of Bowne’s corporate governance structure, products and services, and other information about the Company. This information is available free of charge.

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

      In transactional financial, compliance and mutual fund printing, the Company competes directly with a number of other financial printers having similar degrees of specialization. Some of those financial printers operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Based upon the most recently available published information, the Company is the largest in terms of sales volume in the financial printing market. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

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

      Revenue derived from compliance printing is seasonal as the greatest number of proxy statements and regulatory reports are required to be printed during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical or seasonal.

      In the first quarter of the year, the globalization segment revenues are seasonally low due to the relatively high volume of consumer products that ship in the fourth quarter of any given year. This segment has historically relied on more than half of its business from the recently weak technology sector. During 2003 however, the segment began to realize the benefits of a change in product mix reflecting a continuing decline in the concentration of revenues from this sector.

      While certain aspects of financial printing, as well as the globalization segment are seasonal or cyclical, the Company’s outsourcing segment, while impacted by capital market activity, is less cyclical or seasonal.

      During the last three years, the Company has reduced costs in its financial printing segment largely through a combination of staff reductions, the application of advanced technologies, outsourcing during peak periods and through office closings and consolidations. The Company does not anticipate the need to add significantly to staffing when the capital markets return to higher levels of volume, as it more fully leverages the technology investments of the past few years and outsource certain work to third parties.

Research and Development

      The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and installation of enhancements to the Company’s proprietary systems.

      Like its principal competitors, the Company utilizes a computerized typesetting and telecommunications system in the process of preparing financial print documents. In addition, in order to respond to the shift from traditional forms of print manufacturing and document creation, the Company continues to research and develop its digital print technology. In order to serve the customers of its globalization business, the Company continually tests new programs and often works directly with its customers in the design and development of new software and other technological products.

Patents and Other Rights

      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also utilizes the following service marks: Empowering InformationSM and Empowering Your InformationSM and trademarks: BowneFaxTM, BowneFile16®, BowneLink®, CaseMap®, Decision Quest®, ElcanoTM, FundSmith®, Litigation LifecycleTM, Litigator’s Notebook®, RapidViewTM, Securities ConnectTM, TimeMapTM, Transforming Digital CapitalTM and XMarkTM.

Sales and Marketing

      The Company employs approximately 370 sales and marketing people. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales people act as a liaison between the customer and those in charge of the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

      The Company’s customers include a wide variety of business corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as the leading software companies.

      During the fiscal year ended December 31, 2003, no customer accounted for 10% or more of the Company’s sales. However, two customers, Microsoft and the United States Department of Justice, are significant to the globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial printing segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

      At December 31, 2003, the Company had approximately 7,600 full-time employees. Relations with the Company’s employees are considered to be good. Less than one percent of the Company’s employees are members of various unions. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

      The Company conducts operations in Canada, Europe, Latin America, South America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 18% of the Company’s total revenues in 2003, 15% in 2002 and 12% in 2001. During 2003, 2002 and 2001, revenues derived from foreign countries other than Canada totaled $187, $147 and $122 million, respectively. The financial printing segment had revenues of $36,

$44 and $52 million in these years, respectively. The globalization segment had revenues of $151, $99 and $70 million in 2003, 2002 and 2001, respectively. The outsourcing segment had revenues of $0.4 and $4 million in 2003 and 2002, respectively. International revenues in the outsourcing segment during 2001 were not significant. A joint venture arrangement with Williams Lea, formed in October 2002, which is accounted for on the equity method, accounts for the decrease in international revenue from the outsourcing segment, as the Company’s share of results from the joint venture are reflected in other income since the date of formation. The revenue from the clients served by this joint venture was included in consolidated results of operations prior to the formation of the joint venture. Canadian revenues were approximately 4% of the Company’s total sales in 2003 and 2002, and 5% in 2001. During 2003, 2002, and 2001, revenues derived from Canada totaled $48, $43, and $50 million, respectively.

Item 2.	Properties

      Information regarding the material facilities of the Company, as of December 31, 2003, six of which were leased and eight of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street New York, NY	2006	Customer service center, general office space, computer center, and corporate headquarters.	222,000
800 Central Blvd Carlstadt, NJ	2009	Digital printing plant and general office space.	130,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	73,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2005	Customer service center, typesetting, printing plant and general office space.	71,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, typesetting, printing plant and general office space.	51,000
60 Queen Victoria Street London, England	2020	Customer service center and general office space.	30,000
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, typesetting, printing plant and general office space.	110,000
2103 East University Drive Dominguez Hills, CA	Owned	Printing plant and general office space.	103,000
411 D Street Boston, MA	Owned	Customer service center, typesetting, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, typesetting and general office space.	73,000
1931 Market Center Blvd, Dallas, TX	Owned	Customer service center, typesetting and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, typesetting and general office space.	50,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment in the financial printing and globalization segments is owned outright. The outsourcing solutions business leases most of its machinery and equipment over a term of three years with the expiration of the lease coterminous with the related customer contract. The Company plans to move to a new leased facility in Southern California during 2004 and therefore intends to sell its Dominguez Hills facility in the first half of 2004. Refer to Note 13 of the Notes to Consolidated Financial Statements for additional information regarding property and equipment leases.

Item 3.	Legal Proceedings

      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2003.

Supplemental Item.	Executive Officers of the Registrant

      The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

	Principal Occupation
Name	During Past Five Years	Age

Robert M. Johnson	Chairman of the Board and Chief Executive Officer of the Company since June 1996; also, President since January 2004 and from February 2000 through December 2000	58
C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001; previously Vice President, Corporate Controller from February 1999 to August 2001; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company	42
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998	51
James E. Fagan, Jr.	Senior Vice President of the Company and President and Chief Executive Officer of Bowne Global Solutions, Inc. since December 2002; previously Senior Vice President, Strategy and New Business Development from May 2001; previously Senior Vice President and Director of Capital Market Global Sales for R.R. Donnelley	52
Ruth A. Harenchar	Senior Vice President and Chief Information Officer of the Company since July 2002; previously Director, Information Technology Account Management for Ernst & Young L.L.P.	54
Philip E. Kucera	Senior Vice President and General Counsel since December 1998	61
David J. Shea	Senior Vice President of the Company and Chief Executive Officer of Bowne Business Solutions, Inc. and Bowne Enterprise Solutions, L.L.C. since November 2003; previously Senior Vice President and President of Bowne Business Solutions, Inc. since May 2002; previously President of Bowne Business Solutions, Inc. since January 2001; previously Executive Vice President, Business Development and Strategic Technology of Bowne Business Solutions, Inc. from July 1998	48
Reed R. Smith	Senior Vice President of the Company and President of the Financial Print Division since January 2003; previously President of Financial Print, Eastern Region since March 2000; previously President of Bowne of Atlanta since 1994	46

	Principal Occupation
Name	During Past Five Years	Age

Kenneth W. Swanson	Senior Vice President, Operations since October 2001; previously Senior Vice President, Manufacturing since December 1998; also President of Bowne Business Communications, Inc. and Bowne of South Bend	47
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; previously Vice President, External Financial Reporting for Winstar Communications, Inc. from August 1999; previously Vice President, Corporate Controller of ICG Communications, Inc. from February 1996	39
William J. Coote	Vice President and Treasurer since December 1998	49
Scott L. Spitzer	Vice President, Associate General Counsel and Corporate Secretary since March 2002; previously Vice President and Associate General Counsel from April 2001; previously Vice President, General Counsel and Secretary of Vital Signs, Inc.	52

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

Share Prices

      The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2003 and 2002 by year and quarters.

			Dividends
			Per
	High	Low	Share

2003
Fourth quarter	$15.82	$13.30	$.055
Third quarter	15.81	12.78	.055
Second quarter	13.44	9.95	.055
First quarter	12.16	9.13	.055

Calendar year	15.82	9.13	$.22

2002
Fourth quarter	$12.14	$8.66	$.055
Third quarter	14.80	9.62	.055
Second quarter	16.21	12.74	.055
First quarter	14.37	11.30	.055

Calendar year	16.21	8.66	$.22

      The closing price of the Company’s common stock on February 27, 2004 was $16.20 per share, and the number of holders of record on that date was approximately 1,183.

Recent Sales of Unregistered Securities

      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures due October 1, 2033 pursuant to Rule 144A of the Securities Act of 1933, as amended. The underwriting discount for the private placement was $2.6 million and the net offering proceeds received by the Company was approximately $72.4 million. The proceeds from this private placement were used to pay down approximately $57 million of the Company’s revolving credit facility and to repurchase $15 million of the Company’s 6.9% senior notes due January 30, 2007. The debentures may be converted into shares of the Company’s common stock prior to their maturity or their prior redemption by the Company initially at a conversion rate of 54.1126 shares of common stock per $1,000 principal amount of debentures, which is equivalent to a conversion price of approximately $18.48 per share (subject to adjustment in certain circumstances) under the following circumstances: (i) the sale price of the Company’s common stock reaches specified thresholds, (ii) the trading price of a debenture falls below a specified threshold, (iii) specified credit rating events with respect to the debentures occur, (iv) the Company calls the debentures for redemption, or (v) specified corporate transactions occur. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is defined in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would pay the repurchase price for any debentures repurchased on October 1, 2008 in cash. The Company would have the option of paying the repurchase price of any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

Item 6.	Selected Financial Data

FIVE YEAR FINANCIAL SUMMARY

(In thousands, except per share information)

	Year Ended December 31,

	2003	2002	2001	2000	1999

Operating Data
Revenue	$1,064,820	$1,003,326	$1,054,631	$1,179,338	$1,072,729
Expenses:
Cost of revenue	(717,928)	(667,089)	(713,710)	(753,639)	(667,344)
Selling and administrative	(273,438)	(275,818)	(268,773)	(299,622)	(281,175)
Depreciation	(40,332)	(40,662)	(41,117)	(42,349)	(39,606)
Amortization	(3,621)	(2,017)	(8,001)	(7,318)	(7,023)
Restructuring charges, integration costs and asset impairment charges	(25,591)	(19,378)	(20,949)	(2,106)	—
Gain (loss) on sale of certain printing assets	—	15,369	(1,858)	—	—
Gain on sale of building	—	4,889	—	—	—
Purchased in-process research and development	—	—	(800)	—	—

Operating income (loss)	3,910	18,620	(577)	74,304	77,581
Interest expense	(11,420)	(7,127)	(6,422)	(7,254)	(6,281)
Other (expense) income, net	(1,013)	(1,993)	1,565	(1,635)	983

(Loss) income from continuing operations before income taxes	(8,523)	9,500	(5,434)	65,415	72,283
Income tax expense	(604)	(9,145)	(2,281)	(28,145)	(30,220)

(Loss) income from continuing operations	$(9,127)	$355	$(7,715)	$37,270	$42,063

Balance Sheet Data
Current assets	$258,610	$261,833	$264,698	$314,508	$309,439
Current liabilities	$183,232	$179,494	$186,556	$180,966	$193,690
Working capital	$75,378	$82,339	$78,142	$133,542	$115,749
Current ratio	1.41 to 1	1.46 to 1	1.42 to 1	1.74 to 1	1.60 to 1
Net plant and equipment	$134,862	$151,557	$163,838	$171,938	$173,293
Total assets	$717,602	$704,402	$637,334	$660,215	$678,624
Long-term debt	$139,828	$142,708	$76,941	$85,676	$47,281
Stockholders’ equity	$348,735	$336,320	$330,029	$360,966	$408,460
Per Share Data
(Loss) income from continuing operations:
Basic	$(.27)	$.01	$(.23)	$1.08	$1.14
Diluted	$(.27)	$.01	$(.23)	$1.05	$1.12
Dividends	$.22	$.22	$.22	$.22	$.22

      During the first quarter of 2003, the Company changed the way it reports certain expenses in its globalization segment to conform to current practice in the globalization industry. These expenses had previously been included in cost of revenue and are now included in selling and administrative expenses. The prior years’ amounts have been reclassified to conform to the 2003 presentation. The impact of this reclassification on prior years’ results was to decrease cost of revenue and increase selling and administrative expenses by $6,863, $3,952, $4,843, and $4,364 for each of the years ended December 31, 2002 through December 31, 1999, respectively. This reclassification does not impact operating income or segment profit.

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

      Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and postal regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations;

•	changes in the rules and regulations to which the Company’s clients are subject, such as the recent implementation of the Sarbanes-Oxley Act of 2002, which may result in decreased capital markets activity as issuers weigh enhanced liabilities against the benefits of conducting securities offerings;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

      Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including those incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

      The Company began 2003 with a high degree of uncertainty in each of its businesses. The financial printing segment had just experienced the weakest six months of capital market activity in the past decade. With the impending war in Iraq, there was little to suggest improvement. This segment’s digital printing group, Bowne Enterprise Solutions, was coping with continuing contraction in its largest customer group—the mutual fund industry—and the challenges of introducing new customized communications solutions to an uncertain financial services market. Bowne Global Solutions had completed the acquisition of Berlitz GlobalNet, but was continuing to integrate the two organizations while also addressing integration-related customer relations and retention issues. Bowne Business Solutions had just acquired DecisionQuest, further strengthening the suite of litigation support services provided by its outsourcing business; however, this business had also experienced the dissolution of two large legal clients and a weak capital market that depressed its investment banking business.

      The Company entered the year with the need to strengthen its capital structure and maximize its performance during unpredictable times. Discussions began in March to renegotiate the covenants with its banks and private note holders. The resulting amendment enabled the Company to maintain its long-term strategy through 2003 and comfortably meet the terms of its credit facilities even with the market uncertainties. The Company also concluded it was carrying too much senior debt as a result of its acquisition of DecisionQuest and GlobalNet.

      In response, the Company executed a $75 million convertible subordinated debt offering that reduced its reliance on its senior revolving credit facility. The resulting capital structure provides stability and lowers the Company’s exposure to increases in borrowing rates.

      Within operations, Bowne continued to pursue process improvements throughout the Company and sought to increase efficiencies while controlling capital expenditures. As a result of the anemic conditions of capital markets in the first half of the year, the Company further reduced staffing and resources that supported financial printing. These actions resulted in further restructuring charges of $12.4 million in the financial printing segment in 2003 and brought total reductions in annual fixed costs within this segment to more than $120 million since the fourth quarter of 2000. The Company’s continued integration and reductions within Bowne Global Solutions resulted in restructuring charges of $8.6 million within the globalization segment.

      The results of these actions were as follows:

•	Financial Printing. In large part due to restructuring within the financial printing segment, segment profits in the fourth quarter of 2003 rose $9.9 million, or 225%, compared to the same period in the prior year. Comparing the stronger second half of 2003 with the same period in 2002, revenues increased $12.3 million, or 4.8%, with segment profits increasing $15.6 million, or 121%. More importantly, the leverage of having a more efficient operating model gives the Company confidence that profitability could improve rapidly as capital markets continue to rebound.

•	Globalization. Bowne Global Solutions successfully completed the GlobalNet integration, while margins and profitability improved each quarter. BGS’s segment profit in the second half of 2003 was $6,765 (6.4% as a percent of revenue) compared to segment profit of $6,307 (5.6% as a percent of revenue) in the first half of 2003, for total segment profit for the year of $13,072 (6.0% as a percent of revenue). In 2002, BGS had a segment loss of $4,441.

•	Outsourcing. Bowne Business Solutions stabilized after the large client dissolutions earlier in the year and began to gain momentum, adding new clients and expanding contracts with existing clients. BBS’s segment profit in the second half of 2003 was $7,975 (6.3% as a percent of revenue) compared to segment profit of $6,067 (4.7% as a percent of revenue) in the first half of 2003, for total segment profit for the year of $14,042 (5.5% as a percent of revenue). In 2002, BBS had a segment profit of $15,642 (6.7% as a percent of revenue).

Items Affecting Comparability

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets and sustained decrease in transactional financial printing activity. In addition, the Company has also completed implementation of a new operating model, which uses technology to better manage its resources. As a result, the Company took several steps over the last three years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions.

      The following table summarizes the amounts incurred for restructuring, integration and asset impairment charges for each segment over the last three years:

	2003	2002	2001

Financial Printing	$12,380	$6,876	$6,567
Outsourcing	2,515	1,720	5,412
Globalization	8,605	10,624	5,945
Corporate	2,091	158	3,025

Total	$25,591	$19,378	$20,949
After tax impact	$18,708	$14,080	$13,959
Per share impact	$0.55	$0.41	$0.42

      The actions taken in 2003 are estimated to result in additional annualized savings of approximately $45 to $50 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $150 to $155 million through December 31, 2003. Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work during the period from 1996 through 2000. The Company does not anticipate the need to replace this staff or the closed facilities in order to respond to a recovery in the capital markets, therefore yielding a higher degree of operating leverage and allowing the Company to increase productivity in such a recovery. The Company believes the current financial print model has the capacity to support transactional revenues in the range of $200-$300 million without adding fixed costs. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments to better respond to fluctuations in demand in those markets and to integrate the acquisitions of Mendez and GlobalNet into the existing BGS operation. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 8 to the Consolidated Financial Statements.

      The Company expects to incur additional restructuring and integration charges in the first half of 2004 of approximately $5 to $7 million, primarily related to further consolidation of facilities in the Company’s financial printing segment and in the globalization segment.

      The Company completed two acquisitions during 2001 that affect comparability of results. In April 2001, the Company completed the acquisition of Document Management Services, Inc. (“DMS”), an outsourcing business in Boston that is similar to the Company’s existing outsourcing business and has geographically expanded the outsourcing business. In August 2001, the Company completed the acquisition of Mendez S.A., which strengthened the Company’s leadership position in the globalization and localization industry by combining complementary lines of business, enhancing service offerings, and adding clients in the transportation, aerospace and health care sectors, among others.

      The Company also completed two acquisitions during 2002 that affect comparability of results. On September 27, 2002, BGS Companies, Inc. completed the acquisition of GlobalNet from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million in cash. The acquisition of GlobalNet strengthened BGS’s position in the globalization and localization industry and enhanced BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base. In December 2002, the Company acquired DecisionQuest, a provider of litigation resources, including trial research, strategic communications and strategic marketing, for approximately $31 million in cash. The acquisition of DecisionQuest enabled BBS to provide a broader and deeper array of outsourced services to the legal industry.

      With regard to future acquisition activity, the Company will continue to evaluate potential acquisition candidates in areas that will enhance its existing businesses.

      The Company also completed two other transactions in the third quarter of 2002 that affect comparability of results. The Company sold certain publishing assets and liabilities in its financial printing segment, resulting in a pre-tax gain of $15,369 ($8,785 after tax, or $0.25 per share). The Company also completed the sale of the Chicago office building, resulting in a pre-tax gain of $4,889 ($2,787 after tax, or $0.08 per share).

      During the fourth quarter of 2002, the Company acquired full ownership of its financial printing fulfillment operation, which had previously been operated as a joint venture. As a result, the results from the fulfillment operation are included in consolidated results of operations from the date of acquisition. The joint venture had previously been accounted for on the equity method of accounting, with the Company’s share of results reflected in other income.

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

      During June 2001, the Company sold its commercial printing operations in Montreal, Quebec, resulting in a pre-tax loss of $1,858 ($1,626 after tax, or $0.05 per share).

Results of Operations

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.

      Management uses segment profit and segment profit less depreciation expense to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. In addition, the outsourcing segment’s profit includes the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, disposal of certain assets, other expenses and other income. Segment profit and segment profit less depreciation expense are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

      In the first quarter of 2003, the Company changed the manner in which it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/Other”. These costs had previously been allocated to the individual operating segments. All prior years’ segment information has been reclassified to conform to the current year’s presentation.

Year ended December 31, 2003 compared to Year ended December 31, 2002

          Financial Printing

	Years Ended December 31,
					Year over Year
		% of		% of
Financial Printing Results:	2003	Revenue	2002	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:

Transactional financial printing	$244,719	41%	$273,900	43%	$(29,181)	(11)%
Compliance printing	142,293	24	139,455	22	2,838	2
Mutual funds	125,159	21	150,921	24	(25,762)	(17)
Commercial	37,128	6	35,478	6	1,650	5
Other	41,557	8	38,515	5	3,042	8

Total revenue	590,856	100	638,269	100	(47,413)	(7)
Cost of revenue	(367,429)	(62)	(391,233)	(61)	23,804	(6)

Gross margin	223,427	38	247,036	39	(23,609)	(10)
Selling and administrative	(161,538)	(27)	(180,467)	(28)	18,929	(10)

Segment profit	$61,889	11%	$66,569	11%	$(4,680)	(7)%

Other Items:

Depreciation	$(27,353)	(5)%	$(29,075)	(5)%	$1,722	(6)%
Restructuring, integration and asset impairment charges	(12,380)	(2)	(6,876)	(1)	(5,504)	80
Gain on sale of certain printing assets	—	—	15,369	2	(15,369)	(100)
Gain on sale of building	—	—	4,889	1	(4,889)	(100)

      Revenue decreased $47,413, or 7%, to $590,856 for the year ended December 31, 2003, with the largest class of service in this segment, transactional financial printing, down $29,181 or 11% to $244,719 in 2003. The market for transactional financial printing remained low and was down during 2003, as compared to 2002, primarily due to reduced capital market activity in 2003, both domestic and international. There were also some significant transactions for which the Company provided financial printing services during the prior year, with no transactions of similar significance in 2003. The market for transactional financial printing began to experience a rebound during the second half of 2003, with transactional financial printing revenues for the second half of 2003 increasing 43% over the first half of 2003, primarily due to increased domestic capital market activity in 2003 as well as an increase in mergers and acquisitions transactions. Revenues from transactional financial printing services during the fourth quarter of 2003 were 54% higher than in the first quarter of 2003.

      The Company continues to maintain its industry-leading market share in both the domestic and international markets, capturing the business connected with approximately 42% of the IPO market in 2003, as well as 42% of all U.S. public mergers and acquisitions valued over $50 million. The Company is optimistic regarding the revenues from transactional financial printing for 2004, due to the apparent momentum in the capital markets. In the IPO market, 84 companies came to market in 2003, down from 94 companies in 2002, however, 53 of that 84 came to market in the second half of 2003, with 24 coming in December. Merger and acquisition transactions seem to be rebounding as well, with several significant transactions in process.

      The international market was also affected by the downturn in the capital markets, with revenues of $78,016 for the year ended December 31, 2003 compared to 2002 revenues of $87,467, an 11% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets. The Company believes that its share of this competitive market has remained stable and that it continues to be a leading provider of services in all international markets.

      Mutual fund services revenue decreased $25,762, or 17%, to $125,159 for the year ended December 31, 2003, which is primarily due to the continued consolidation of funds, tightened spending by mutual funds in reaction to slowness in the financial markets, and the loss of some clients due to competitive pricing pressure. There were also certain special proxy statement print jobs which were completed in 2002 that were not repeated in 2003.

      Financial printing revenue also declined approximately $4,530 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. This was offset by an increase of $5,292 related to fulfillment services which are now included in consolidated results as a result of the Company’s acquisition of its fulfillment operation which was previously operated as a joint venture during most of 2002.

      Gross margin of the financial printing segment decreased by $23,609, or 10%, and the margin percentage decreased by approximately one percentage point to 38%. The reduced activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is our most profitable class of service. There were also some significant transactions for which the Company provided financial printing services during the second quarter of 2002, which increased the 2002 gross margin percentage, with no transactions of similar significance in 2003. Margins were also impacted by the competitive pricing pressure in the current economic environment, as well as diminished resource utilization resulting from the decreased mutual fund services revenue. Offsetting these factors are the results of the Company’s ongoing cost reduction initiatives which have led to improvements in gross margins.

      Selling and administrative expenses decreased $18,929, or 10%, to $161,538 primarily as a result of cost reductions that were implemented during 2002 and 2003, including workforce reductions and office closings during that time frame, offset by higher employee benefit, incentive compensation, and insurance costs. The decrease was also the result of lower expenses that are directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses decreased approximately one percentage point to 27% from 2002 to 2003.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. During 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing its London manufacturing facility and a portion of its London customer service center, as well as several other offices. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $12,380 compared to $6,876 in 2002.

      Segment profit (as defined in Note 17 to the Consolidated Financial Statements) from this segment for the year ended December 31, 2003 was $61,889, a decrease of $4,680, or 7%, from segment profit of $66,569 in 2002. The decrease in segment profit is primarily a result of decreased revenues in 2003. Segment profit as a percentage of revenue remained consistent from 2002 to 2003. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax (loss) income.

Outsourcing

	Years Ended December 31,
					Year over Year
		% of		% of
Outsourcing Results:	2003	Revenue	2002	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$254,719	100%	$233,886	100%	$20,833	9%
Cost of revenue	(207,322)	(81)	(188,205)	(80)	(19,117)	10

Gross margin	47,397	19	45,681	20	1,716	4
Selling and administrative	(33,249)	(13)	(30,039)	(13)	(3,210)	11
Other expense	(106)	0	—	0	(106)	0

Segment profit	$14,042	6%	$15,642	7%	$(1,600)	(10)%

Other Items:

Depreciation	$(4,297)	(2)%	$(4,008)	(2)%	$(289)	7%
Restructuring, integration and asset impairment charges	(2,515)	(1)	(1,720)	(1)	(795)	46

      Revenue increased $20,833, or 9%, to $254,719 for the year ended December 31, 2003. Most of the increase is attributed to the acquisition of DecisionQuest in December 2002, which accounted for approximately $33.2 million in additional revenue for 2003. Excluding the effect of the DecisionQuest acquisition, revenue was down approximately 5%, which was the result of declining volumes from investment banking clients, downsizing by certain clients and the dissolutions of two large law firms, Hill & Barlow PC and Brobeck, Phleger & Harrison L.L.P. These two clients contributed to a year-over-year revenue decline of approximately $9 million. A new joint venture arrangement with Williams Lea, formed in October 2002, which is accounted for on the equity method, also accounts for a decrease of $3.8 million in revenue over the prior year, as the Company’s share of results from the arrangement is reflected in other income in 2003. The revenue and expenses from the clients served by this joint venture were included in consolidated results of operations in 2002 prior to the formation of the joint venture. Offsetting these amounts is growth in new business, driven by new desktop publishing and creative services opportunities and continued growth of market share within the legal industry, accounting for an increase of $22.2 million.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to navigate business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. In addition, strategic investments in digital litigation services such as electronic data services are projected to drive additional revenue growth in 2004. Products such as the recently announced RapidViewTM, a web-based document hosting capability that makes lawsuit discovery easier and more cost effective for litigation teams, present a significant growth opportunity for the outsourcing segment. During the fourth quarter of 2003, the Company secured seven new outsourcing contracts, five of which were in the legal market sector, one within investment banking and one in the consulting industry. As a result, the Company has added $22 million in total new contract revenue over the life of those contracts to its existing base of business. In addition, the Company was recently awarded two new three-year desktop publishing agreements in the financial services industry sector with a total value of approximately $34 million. The Company also anticipates some increases in production volumes at existing clients if the capital markets continue to improve throughout 2004.

      Gross margin from this segment increased $1,716 for the year ended December 31, 2003, while the margin percentage decreased approximately one percentage point to 19%. The increase in gross margin is directly related to the DecisionQuest acquisition, as well as from cost cutting initiatives previously put in place to reduce labor, equipment and indirect expenses and savings resulting from the renegotiation of several significant vendor contracts. The decrease in gross margin percentage is directly related to lower resource utilization due to decreased copy volumes from investment banking clients, downsizing by certain clients and the dissolutions of the law firms Hill & Barlow PC and Brobeck, Phleger & Harrison L.L.P.

      Selling and administrative expenses increased $3,210, or 11%, to $33,249 and as a percent of sales, remained flat at approximately 13%. The increase in expenses was caused largely by the acquisition of DecisionQuest. In addition, this segment increased its sales force to drive incremental higher margin services.

      During the year ended December 31, 2003, the outsourcing segment incurred $2,515 in restructuring and asset impairment charges, compared to $1,720 in 2002.

      The outsourcing segment includes in its segment profit its share of income (loss) from the CaseSoft joint venture equity investment acquired as part of the December 2002 DecisionQuest acquisition. A loss of $106 was recognized by the outsourcing segment for the year ended December 31, 2003 in connection with this joint venture.

      Segment profit (as defined in Note 17 to the Consolidated Financial Statements) from this segment for the year ended December 31, 2003 was $14,042. This was a decrease of $1,600, or 10%, from segment profit of $15,642 in 2002. The decrease in segment profit was primarily a result of the lower resource utilization due to decreased volumes from investment banking clients, downsizing by certain clients, and lower revenue and gross margin resulting from the dissolutions of the law firms Hill & Barlow PC and Brobeck, Phleger & Harrison L.L.P., as discussed above, offset by DecisionQuest profits. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Globalization

	Years Ended December 31,
					Year over Year
		% of		% of
Globalization Results:	2003	Revenue	2002	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$219,245	100%	$131,171	100%	$88,074	67%
Cost of revenue	(142,953)	(65)	(87,038)	(66)	(55,915)	64

Gross margin	76,292	35	44,133	34	32,159	73
Selling and administrative	(63,220)	(29)	(48,574)	(37)	(14,646)	30

Segment profit (loss)	$13,072	6%	$(4,441)	(3)%	$17,513	394%

Other Items:

Depreciation	$(6,888)	(3)%	$(5,580)	(4)%	$(1,308)	23%
Restructuring, integration and asset impairment charges	(8,605)	(4)	(10,624)	(8)	2,019	(19)

      Revenue increased $88,074, or 67%, to $219,245 for the year ended December 31, 2003. The increase is primarily attributable to the acquisition of GlobalNet in September of 2002, as well as organic growth. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base. The diversification was evidenced by increases in the government, life sciences, financial services, manufacturing and transportation sectors. During 2003 the Company completed significant projects for Microsoft, Nissan and the Special Olympics, among others. Significant contracts signed recently include the renewal of the U.S. Department of Justice contract, and new contracts with the Irish Department of Justice and BKK AS, one of Norway’s largest producers, wholesalers and transmitters of electrical power. The Company also entered into a five-year collaborative business agreement with SAAB AB.

      Gross margin from this segment increased $32,159, or 73%, while the gross margin percentage increased approximately one percentage point to 35%. Gains realized from facility consolidation, headcount reductions and process improvements related to the GlobalNet acquisition fueled the increase in gross margin percentage, offset by pricing pressure in the globalization market along with the negative impact from the weak dollar. The Company anticipates margin improvement as it continues to realize the benefits of merging facilities and integrating the workforce of GlobalNet with the BGS workforce. Additional initiatives expected to improve margins include the rollout of a customer-facing portal designed to improve workflow and an initiative to improve global vendor management through consolidation and increased quality control.

      Selling and administrative expenses increased $14,646, or 30%, to $63,220, but as a percentage of revenue decreased approximately eight percentage points to 29%. The increase in selling and administrative expenses is generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet is the primary contributor to the decrease of selling and administrative costs as a percentage of revenue.

      For the year ended December 31, 2003, restructuring, integration and asset impairment charges related to the globalization segment were $8,605 compared to $10,624 for the year ended December 31, 2002. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment profit (as defined in Note 17 to the Consolidated Financial Statements) for this segment for the year ended December 31, 2003 was $13,072. This compares to a segment loss in 2002 of $4,441. The significant improvement in segment profit is largely a result of economies created through the integration of GlobalNet and BGS. The Company expects this segment’s profit to continue to improve in 2004 as it finalizes the integration of BGS and GlobalNet. The Company continues to review further office consolidation and streamlining workflow processes through the expanded use of technologies, including its web-based translation portal, ElcanoTM. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to pre-tax income (loss).

Summary

      Overall revenue increased $61,494, or 6%, to $1,064,820 for the year ended December 31, 2003. The increase is attributed to the increases in globalization and outsourcing due to the acquisitions of GlobalNet and DecisionQuest in 2002, offset by a decline in financial printing. There was a $10,655, or 3%, increase in gross margin, however the gross margin percentage decreased approximately one percentage point to 33%. This decrease in gross margin percentage was attributable to decreased margin percentages in the financial printing and outsourcing segments.

      Selling and administrative expenses on a company-wide basis decreased $2,380, or 1%, to $273,438. This decrease was primarily due to lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions, office closings, and reductions in discretionary spending in all operating segments. In addition, shared corporate expenses were $15,655 in 2003 compared to $17,351 in 2002, a decrease of $1,696, primarily due to lower professional and consulting fees. These decreases were offset by increases attributable to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs, incentive compensation, and insurance. As a percentage of sales, these expenses decreased two percentage points to 26%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.

      Depreciation decreased $330, primarily as a result of reduced capital expenditures in recent years. Amortization increased $1,604 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.

      There were $25,591 in restructuring, integration, and asset impairment charges for the year ended December 31, 2003, as compared to $19,378 in the prior year, as discussed in Note 8 to the financial statements.

      Interest expense increased $4,293, a 60% increase, primarily as a result of higher average borrowings in 2003 ($175 million for the year ended December 31, 2003, as compared to $133 million for the year ended December 31, 2002), and a slightly higher average interest rate in the current year (5.6% for the year ended December 31, 2003, as compared to 5.2% for the year ended December 31, 2002). The increase in interest expense is also the result of a $909 increase in the amortization of deferred financing costs, resulting from the fees relating to the Company’s revolving credit facility, senior notes and convertible subordinated debentures, all of which were either completed or amended since February 2002. In addition, there was also a write-off of $455 of previously deferred financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the third quarter of 2003, as discussed in Note 10 to the financial statements.

      The gain on sale of certain printing assets of $15,369 for the year ended December 31, 2002 relates to the sale of certain publishing assets and liabilities associated with its financial print segment, as discussed in Note 3 to the financial statements.

      The gain on the sale of building of $4,889 for the year ended December 31, 2002 relates to the sale of the Company’s Chicago office building, as discussed in Note 3 to the financial statements.

      Income tax expense in 2003 was $604 on a pre-tax loss of $8,523, compared to income tax expense in 2002 of $9,145 on pre-tax income of $9,500. Income tax expense in both years was impacted significantly because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) remained at approximately 39%.

      As a result of the foregoing, the loss from continuing operations for the year ended December 31, 2003 was $9,127 as compared to income of $355 for the same period last year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Financial Printing

	Years Ended December 31,
					Year over Year
		% of		% of
Financial Printing Results:	2002	Revenue	2001	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:

Transactional financial printing	$273,900	43%	$289,242	40%	$(15,342)	(5)%
Compliance printing	139,455	22	153,088	21	(13,633)	(9)
Mutual funds	150,921	24	165,169	23	(14,248)	(9)
Commercial	35,478	6	67,383	9	(31,905)	(47)
Other	38,515	5	46,308	7	(7,793)	(17)

Total revenue	638,269	100	721,190	100	(82,921)	(11)
Cost of revenue	(391,233)	(61)	(463,746)	(64)	72,513	(16)

Gross margin	247,036	39	257,444	36	(10,408)	(4)
Selling and administrative	(180,467)	(28)	(188,630)	(26)	8,163	(4)

Segment profit	$66,569	11%	$68,814	10%	$(2,245)	(3)%

Other Items:

Depreciation	$(29,075)	(5)%	$(30,586)	(4)%	$1,510	(5)%
Restructuring, integration and asset impairment charges	(6,876)	(1)	(6,567)	(1)	(309)	5
Gain (loss) on sale of certain printing assets	15,369	2	(1,858)	0	17,227	927
Gain on sale of building	4,889	1	—	—	4,889	100

      Revenue decreased $82,921, or 11%, to $638,269 for the year ended December 31, 2002, with the largest class of service in this segment, transactional financial printing, down $15,342, or 5% to $273,900 in 2002. The market for transactional financial printing remained low and was down during 2002, as compared to 2001, primarily due to the lack of capital market activity in 2002, both domestic and international. During 2002 and 2001, the Company experienced a continued decline in transactional financial printing revenue as the result of the capital market downturn. Total transactional revenues in 2002 were the lowest for the past seven years. Despite this downturn, the Company continued to maintain its industry leading market share in both the domestic and international markets. During the year ended December 31, 2002, the Company performed financial printing services for two of the largest IPOs in the market, Travelers Property Casualty and Nestle’s spin-off of Alcon, and for 45% of all IPOs registered in the U.S. in that period. The Company also performed financial printing services for some significant mergers and acquisitions transactions during 2002, including more than 40% of transactions over $50 million that required printing during the year.

      The international market was also affected by the downturn in the capital markets, with 2002 revenues of $87,467 compared to 2001 revenues of $102,190, a 14% decline. We believe that our share of this competitive market remained stable in 2002 and that we were a leading provider of services in all international markets. In Europe, the Company performed the financial printing services for the Schering acquisition of Collateral Theurapeutics, and Barilla’s acquisition of Kamps. Also, revenue increased in Asia, mainly from China, Korea and Taiwan, and the Company performed financial printing services during the second quarter of 2002 for the Bank of China initial public offering.

      During 2002, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing some sales offices. As of December 31, 2002, financial print staffing levels were below the level of 1996. During 2002, total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs were $6,876, compared to $6,567 in 2001.

      Commercial printing revenue decreased $31,905, or 47%, primarily as a result of the decreased demand for commercial printing services, as well as the sale of the Company’s Montreal commercial printing operations in June 2001 and a decision by the Company to focus on higher margin work. Digital printing revenue decreased $5,407, or 20%, due to decreased volumes of statement printing, as well as a decision by the Company to focus on higher margin digital printing work. Mutual fund revenue decreased $14,248, or 9%, primarily due to the consolidation of funds and tightened spending by mutual funds in reaction to slowness in the financial markets. There was also a decrease in revenue from compliance printing. Revenue from these services decreased by $13,633, or 9%, compared to 2001.

      Gross margin contribution of the financial printing segment decreased by $10,408. However, the gross margin percentage increased by approximately three percentage points to 39%, reflecting better resource utilization due primarily to the cost savings realized as a result of the Company’s cost reduction initiatives, and also due to the focus on higher margin business.

      Selling and administrative expenses decreased $8,163 or 4%, to $180,467, primarily as a result of cost reductions implemented during 2002, including realizing the full effect of the workforce reductions during the second and fourth quarters of 2001. The decrease was also the result of lower expenses that were directly associated with sales such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses increased by approximately two percentage points to 28%. This increase was primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Segment profit (as defined in Note 17 to the Consolidated Financial Statements) from this segment for 2002 was $66,569. This was a decrease of $2,245, or 3%, compared to segment profit of $68,814 in 2001. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

          Outsourcing

	Years Ended December 31,
					Year over Year
		% of		% of
Outsourcing Results:	2002	Revenue	2001	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$233,886	100%	$231,791	100%	$2,095	1%
Cost of revenue	(188,205)	(80)	(188,574)	(81)	369	0

Gross margin	45,681	20	43,217	19	2,464	6
Selling and administrative	(30,039)	(13)	(28,408)	(12)	(1,631)	6

Segment profit	$15,642	7%	$14,809	7%	$833	6%

Other Items:

Depreciation	$(4,008)	(2)%	$(4,754)	(2)%	$746	(16)%
Restructuring, integration and asset impairment charges	(1,720)	(1)	(5,412)	(2)	3,692	(68)

      Revenue increased $2,095, or 1%, to $233,886 for the year ended December 31, 2002. The slight increase was attributed to both the acquisition of DMS in April 2001 and the acquisition of DecisionQuest in December 2002. Other revenue was down slightly compared to the prior year, as volume growth on existing client contracts and new customers was more than offset by decreased revenue from certain existing customers due to the sustained downturn in the capital markets, as well as lost revenue from former customers who have gone out of business or are in bankruptcy.

      Gross margin from this segment increased $2,464, or 6%, while the margin percentage increased approximately one percentage point to 20%. This increase in gross margin percentage was directly related to cost cutting initiatives such as the 2001 workforce reduction, a continued focus on driving productivity while improving costs, and improving bottom line growth through effective asset management and automation. This was partially offset by lower resource utilization at investment banking clients due to decreased volumes as a result of the downturn in the capital markets.

      Selling and administrative expenses increased $1,631, or 6%, to $30,039, and as a percent of sales, it increased by approximately one percentage point to 13%. This increase was caused by an increase in certain administrative costs, including facilities costs, and the acquisition of DMS and DecisionQuest.

      During 2002, the outsourcing segment incurred $1,720 in restructuring and asset impairment charges, compared to $5,412 in 2001.

      Segment profit (as defined in Note 17 to the Consolidated Financial Statements) from this segment in 2002 was $15,642. This was an increase of $833, or 6%, over segment profit of $14,809 in 2001. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

          Globalization

	Years Ended December 31,
					Year over Year
		% of		% of
Globalization Results:	2002	Revenue	2001	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$131,171	100%	$101,650	100%	$29,521	29%
Cost of revenue	(87,038)	(66)	(60,920)	(60)	(26,118)	43

Gross margin	44,133	34	40,730	40	3,403	8
Selling and administrative	(48,574)	(37)	(34,459)	(34)	(14,115)	41

Segment (loss) profit	$(4,441)	(3)%	$6,271	6%	$(10,712)	(171)%

Other Items:

Depreciation	$(5,580)	(4)%	$(3,337)	(3)%	$(2,243)	67%
Restructuring, integration and asset impairment charges	(10,624)	(8)	(5,945)	(6)	(4,679)	79
Purchased in-process research and development	—	—	(800)	0	800	100

      Revenue increased $29,521, or 29%, to $131,171 in 2002. This was due to the acquisition of Mendez in August 2001 and GlobalNet in September of 2002. The acquisition related increases were offset by lower spending by some of our largest clients in the technology industry, caused primarily by delays in their new product releases. In addition, 2001 benefited from a large one-time project for a significant customer.

      Gross margin from this segment increased $3,403, or 8%, while the gross margin percentage decreased approximately six percentage points to 34%. Lower than expected revenue growth on a higher fixed cost base, resulting from the Mendez acquisition, was the principal cause of the margin percentage decline. The Company attempted to align its resource levels with the lower level of revenue, but because of restrictive labor laws in most European countries, where the majority of BGS’ employees work, this process took most of the year. In addition, constant price pressure throughout the industry has eroded margins.

      Selling and administrative expenses increased $14,115, or 41%, to $48,574, and as a percentage of revenue increased approximately three percentage points to 37%. The increase in selling and administrative expenses was generally related to the acquisitions of Mendez and GlobalNet. The increase as a percentage of revenue was primarily due to lower than expected revenue growth on a higher fixed cost base.

      During 2002, restructuring, integration and asset impairment charges related to the globalization segment were $10,624. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.

      As a result of the foregoing, segment loss (as defined in Note 17 to the Consolidated Financial Statements) for this segment in 2002 was $4,441. This compares to segment profit in 2001 of $6,271. Refer to Note 17 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to pre-tax income (loss).

Summary

      Overall revenue decreased $51,305, or 5%, to $1,003,326. The decrease is attributed to the decline in financial printing partially offset by increases in outsourcing and globalization. There was a $4,684, or 1%, decrease in gross margin, however, the gross margin percentage increased approximately one percentage point to 33%. This increase in gross margin percentage was attributable to the improvements generated from better resource utilization due to workforce reductions during 2001 and 2002, as well as a focus on higher margin business, offset by declining margin percentages in globalization.

      Selling and administrative expenses on a company-wide basis increased $7,045 or 3%, to $275,818. This category was affected by increased selling and administrative expenses from the acquisitions of Mendez, DMS, GlobalNet and DecisionQuest, offset by decreases primarily due to lower costs directly related to the decrease in sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions and reductions in discretionary spending. Shared corporate expenses were $17,351 in 2002 compared to $17,746 in 2001, a decrease of $395. As a percentage of sales, overall selling and administrative expenses increased by approximately two percentage points to 28%. This percentage increase was primarily the result of lower revenues available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $455, primarily as a result of the sale of the commercial printing operations in Montreal, Quebec in June 2001, and reduced capital expenditures in recent years. Amortization decreased $5,984 as a result of the adoption of SFAS 142 which eliminated goodwill amortization effective January 1, 2002.

      There were $19,378 in restructuring, integration, and asset impairment charges in 2002, as compared to $20,949 in the prior year, as discussed in Note 8 to the financial statements.

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

      The gain on the sale of building relates to the sale of the Company’s Chicago office building (pre-tax gain of $4,889) in 2002, as discussed in Note 3 to the financial statements.

      Income tax expense in 2002 was $9,145 on pre-tax income of $9,500, compared to income tax expense in 2001 of $2,281 on pre-tax loss of $5,434. Income tax expense in both years was impacted significantly because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, the Company’s non-deductible items grew as a percentage of pre-tax income from 2001 to 2002.

      As a result of the foregoing, income from continuing operations for 2002 was $355 as compared to a loss of $7,715 for the same period in the prior year.

2004 Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7.

      For 2004, the Company expects improved results over 2003. The Company is optimistic about the financial print business due to the leverage in its operating model, as well as the apparent momentum in capital market activity. The Company also expects improvement in its outsourcing segment as the capital markets improve. The Company expects improvement in its globalization segment as it continues to realize the benefits of the integration of recent acquisitions.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate that full year 2004 results will be in the ranges shown below.

Full-year 2004

Revenues:	$1.1 to $1.2 billion
Financial Print	$620 to $650 million
Outsourcing	$270 to $280 million
Globalization	$240 to $250 million
Segment Profit:
Financial Print	$70 to $90 million
Outsourcing	$19 to $22 million
Globalization	$18 to $23 million
Corporate/ Other	$(17) to $(25) million
Restructuring charges	$(5) to $(7) million
Depreciation and amortization	$43 to $44 million
Interest expense	$10 to $12 million
Diluted earnings per share	$0.45 to $0.77
Diluted earnings per share, excluding restructuring charges	$0.56 to $0.91
Capital expenditures	$25 to $30 million

Liquidity and Capital Resources

	2003	2002	2001
Liquidity and Cash Flow Information:
Working capital	$75,378	$82,339	$78,142
Current ratio	1.41 to 1	1.46 to 1	1.42 to 1
Net cash provided by operating activities	$18,189	$74,788	$72,435
Net cash (used in) investing activities	$(23,188)	$(92,445)	$(94,801)
Net cash (used in) provided by financing activities	$(10,872)	$22,769	$19,833
Capital expenditures	$24,174	$29,543	$39,478
Acquisitions, net of cash acquired	—	$86,761	$59,863
Average days sales outstanding	67	70	75

      On December 31, 2003, the Company had a current ratio of 1.41 to 1 and working capital of $75,378. On December 31, 2002, the Company had a current ratio of 1.46 to 1 and working capital of $82,339. The decrease in working capital of $6,961 results from several factors. A decrease of approximately $17 million in working capital is due to an increase in accrued employee compensation and benefits as a result of a higher current portion of the pension and other retirement plan liabilities, as well as higher accrued incentive compensation as of December 31, 2003 compared to December 31, 2002. In addition, there was an approximately $23 million decrease in working capital due to a lower level of cash and a decline in prepaid expenses and other current assets as of December 31, 2003 as compared to December 31, 2002. These decreases in working capital were offset by an increase in accounts receivable of approximately $21 million due to higher revenue in the fourth quarter ended December 31, 2003 as compared to December 31, 2002, as well as a smaller balance in accrued restructuring charges at December 31, 2003, which was lower by approximately $7 million.

      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures due October 1, 2033. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and to repurchase a portion of the senior notes. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is defined in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would pay the repurchase price for any debentures repurchased on October 1, 2008 in cash. The Company would have the option of paying the repurchase price of any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock.

      In February 2002, the Company completed a $75 million private placement of senior notes with several institutional lenders. The notes have an approximate interest rate of 7.8% (including the impact of amendments and prepayments), with payments required between January 2006 and January 2012. The proceeds from the private placement were used to pay down a portion of the Company’s revolving credit facility. The outstanding balance under these notes was $60 million at December 31, 2003.

      The Company completed its three-year $175 million revolving credit facility on July 2, 2002 (amended in March and September 2003). In October 2003, the commitment under this facility was permanently reduced to $115 million. The outstanding balance under this facility was $3 million at December 31, 2003.

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

      Due to the continued economic downturn and impact on the Company’s business, the revolving credit agreement and senior notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of these amendments, the Company is required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements were further revised as a result of the September 2003 amendments described below. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of December 31, 2003. Based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal year 2004. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

      Also in September 2003, the Company entered into an additional amendment for the senior notes that, among other things, i) made the existing temporary increase in interest rates permanent, ii) made a new temporary increase in interest rates of 10 basis points, which will remain in effect until the Company obtains an investment grade rating with respect to the senior notes, iii) gave the holders of the senior notes a put option exercisable during the six months immediately prior to October 1, 2008, the first date on which holders of the debentures may require the Company to repurchase the debentures, iv) adjusted the fixed charge coverage ratio test to be 1.50 to 1.00 as of the fourth quarter of 2003 and for the remaining life of the senior notes, v) added a debt to EBITDA ratio test of 3.25 to 1.00 and a senior debt to EBITDA ratio test of 2.50 to 1.00 in the covenant that limits the Company’s ability to incur indebtedness, and vi) removed a $25 million limitation on potential acquisitions consummated before March 31, 2004.

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

      Capital expenditures for the year ended December 31, 2003 were $24,174. For the full year 2004, the Company plans capital spending of approximately $25 to $30 million.

Cash Flows

      The Company’s focus on cash management continues, including managing receivables and inventory. Year-to-date average days sales outstanding improved to 67 days in 2003 from 70 days in 2002. The Company had net cash provided by operating activities of $18,189, $74,788, and $72,435 for the years ended December 31, 2003, 2002 and 2001, respectively. The reduction in net cash provided by operating activities in 2003 reflects a significant increase in accounts receivable as compared to a significant decrease in the prior year (when excluding the effect of 2002 acquisitions). Net cash provided by operating activities in 2003 was also reduced by a significant decrease in accrued expenses, primarily caused by a decline in the accrued restructuring balance during 2003, while there was a significant increase in that balance in 2002. Net cash provided by operating activities in 2002 reflected an increase in accrued expenses, as opposed to a decrease in that line item in 2001. This change was primarily caused by higher accruals for restructuring charges. Offsetting this was a smaller decrease in accounts receivable than experienced in 2001, and a slight increase in inventory in 2002 as opposed to a decrease in the prior year. Overall, cash provided by operating activities from continuing operations decreased by almost $10 million from 2001 to 2002. However, cash used in discontinued operations in 2002 was almost $12 million lower than in 2001.

      Net cash used in investing activities was $23,188, $92,445, and $94,801 for the years ended December 31, 2003, 2002 and 2001, respectively. The change from 2002 to 2003 was primarily the result of less cash used in the acquisition of businesses in the current year, which is offset partially by the proceeds recognized on the sale of certain printing assets and the Chicago building in 2002. Cash used in the purchase of property, plant, and equipment during the year ended December 31, 2003 was also $5,369 less than in the comparable period in 2002. The change from 2001 to 2002 was primarily due to the proceeds recognized on the sale of certain printing assets and the Chicago building in 2002 and a decreased level of capital expenditures in 2002 compared to 2001. This was offset partially by a higher amount of cash paid in connection with the 2002 GlobalNet and DecisionQuest acquisitions than for the 2001 acquisitions of Mendez and DMS.

      Net cash (used in) provided by financing activities was $(10,872), $22,769, and $19,833, for the years ended December 31, 2003, 2002 and 2001, respectively. The change in 2003 compared to 2002 primarily resulted from net repayments of debt in 2003, as compared to net borrowings in 2002, partially offset by slightly higher proceeds from stock option exercises in 2003. The change in 2002 from 2001 primarily resulted from slightly higher net borrowings in 2002, as compared to 2001, as well as slightly higher proceeds from stock option exercises.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

      As previously discussed, the Company’s debt consists primarily of the convertible subordinated debentures issued in the private placement in September 2003, the senior unsecured notes issued in the private placement in February 2002 and the outstanding amounts under its revolving credit facility. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

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

      The Company had a synthetic lease for printing equipment in the United States and Canada which was funded through a master lease agreement administered by a commercial bank. The lease, which is accounted for as an operating lease, had an original expiration date in April 2003 which was extended to May 19, 2003. In May, the Company purchased a portion of the equipment under the old agreement at the residual value of approximately $3.1 million, and replaced a portion of the existing agreement with a new synthetic lease agreement, which is also accounted for as an operating lease. The equipment under the new facility had a fair value of approximately $13.8 million. The new facility has a term of four years, with expected minimum lease payments of approximately $2.5 million in 2004, 2005, and 2006 and $1.0 million in 2007, all of which is included in the table below in the future minimum synthetic lease payment amounts. At the end of this new facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under the new lease had an aggregate residual value of approximately $12.8 million at December 31, 2003.

      The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual
Obligations	Total	2004	2005	2006	2007	2008	Thereafter

Long-term debt obligations(1)	$140,244	$516	$3,703	$4,547	$14,257	$79,075	$38,146
Operating lease obligations(2)(3)	207,719	45,888	38,908	27,670	20,193	14,343	60,717
Capital lease obligations	354	254	100	—	—	—	—
Synthetic lease obligation(4)	14,731	2,455	2,455	2,455	7,366	—	—
Unconditional purchase obligations(5)	4,912	2,235	2,677	—	—	—	—

Total contractual cash obligations	$367,960	$51,348	$47,843	$34,672	$41,816	$93,418	$98,863

(1)	The debt payment information presented above assumes that the Company’s convertible subordinated debentures issued in September 2003 will either be redeemed by the Company or repurchased by the holders in October 2008, the earliest date upon which redemption or repurchase may occur. Refer to Note 10 to the Consolidated Financial Statements for additional information regarding the redemption and repurchase provisions of the debentures.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.3 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	Operating lease payments include amounts associated with equipment located at customer sites, with the term of the lease typically tied to the length of the customer contract.

(4)	The synthetic lease payments indicated in the table assume that the Company would exercise its option to purchase the equipment at the end of the lease for approximately $6.3 million, which represents the estimated residual value of the equipment at the end of the lease.

(5)	Unconditional purchase obligations primarily represent commitments for services ($4.5 million) and capital expenditures ($0.4 million).

      As discussed in Note 12 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. The Company estimates it will contribute approximately $19 million to its pension and supplemental retirement plans in 2004. During 2003, the Company made approximately $9 million in pension and supplemental retirement plan contributions.

      The Company has issued standby letters of credit in the ordinary course of business totaling $5,240. These letters of credit expire in 2004 ($3,371), 2005 ($1,691) and 2006 ($178). The Company also has issued guarantees of up to $7 million related to equipment lease agreements between its outsourcing segment and certain equipment vendors, as well as a performance guarantee issued under a client contract, also in the outsourcing segment. The Company does not use derivatives, variable interest entities, or any other form of off-balance sheet financing (other than the synthetic lease discussed above).

      As of December 31, 2003, the Company had a guarantee of up to $6 million Canadian dollars related to a credit facility of its Canadian subsidiary. In February 2004, the credit facility was re-negotiated and the guarantee was removed. In its place, the Canadian subsidiary used its equipment as collateral.

      The Company is involved in certain minor joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from the current arrangements will not be significant to the Company’s financial condition or results of operations.

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

      The Company has acquired certain identifiable intangible assets in connection with its acquisitions of Donnelley Enterprise Solutions Inc. in 1998, DMS and Mendez in 2001, and GlobalNet and DecisionQuest in

2002. These identifiable intangible assets primarily consist of the value associated with customer relationships, trade name, covenants not to compete, software licenses and proprietary technology. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent third party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the software licenses were derived using the market approach, which is based upon the value of similar or alternative technology. This approach was used due to the uncertainty regarding the amount of future cash flows to be generated from the software license. The value of the trade name was determined using an estimated market-based royalty rate applied to projected future revenue. The value of the proprietary technology was based on estimated replacement cost. The value of the covenant not to compete was determined using a discounted cash flow methodology. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

      As discussed in Note 7 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” on January 1, 2002. This standard requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. We completed our initial transitional test for goodwill impairment as of June 30, 2002, the result of which concluded that the goodwill balance was not impaired. Subsequent valuations performed at December 31, 2002 and December 31, 2003 have also supported the goodwill balance with no impairment. At December 31, 2003, our goodwill balance was $250,260, which primarily related to the globalization segment ($126,054) and the outsourcing segment ($107,890).

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

      Allowance for Doubtful Accounts — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2003, the Company had an allowance for doubtful accounts of $16,328.

      Accounting for Income Taxes — Accounting for taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur liabilities in excess of those currently recorded. The Company uses an estimate of its annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact the Company’s overall effective tax rate.

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

      At December 31, 2003 and 2002, the Company had deferred tax assets in excess of deferred tax liabilities of $27,627 and $16,048, respectively. At December 31, 2003 and 2002, management determined that it is more likely than not that $16,746 and $7,671, respectively, of such assets will be realized, resulting in a valuation allowance of $10,881 and $8,377, respectively.

      The Company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The primary factor used to assess the likelihood of realization is the Company’s forecast of future taxable income. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In management’s opinion, adequate provisions for income taxes have been made for all years presented.

      Accounting for Pensions — The Company sponsors a defined benefit pension plan in the U.S. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plan. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are set annually as of December 31.

      The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.25% at December 31, 2003, compared to 6.5% at December 31, 2002 and 7.25% at December 31, 2001. The 6.5% percent at December 31, 2002 was used to calculate the 2003 pension expense. Each 0.5 percentage point change in the discount rate would result in an $8.1 million change in the projected pension benefit obligation and a $1.3 million change in pension expense.

      The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. From 1998 to 2001, the Company had been using an expected return on plan assets assumption of 9.5%, which was consistent with the long-term asset returns of the portfolio. In 2002, management lowered the expected rate of return assumption to 9.0%, and during 2003 lowered it again to 8.5% due to the expected lower future performance of the U.S. equity markets. Each 0.5 percentage point change in the assumed long-term rate of return would result in a $0.24 million change in pension expense.

      The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past three years.

      Restructuring Accrual — During fiscal 2003 and 2002, the Company recorded significant restructuring charges representing the direct costs of downsizing our business. Prior to the fourth quarter of 2002, these costs were accrued in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” During the fourth quarter of 2002, the Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan.

      As a component of the 2003 restructuring charge of $25.6 million, the Company recorded an expense related to facility closures and lease termination costs totaling $5.1 million. The recorded amount was based on the fair value of contractual obligations contained in the leases (net of estimated sublease income) discounted using a credit-adjusted risk-free rate. This expense was recorded using our estimates of future expected cash flows associated with these office closings. The liability associated with the facility closures will be adjusted for revisions related to the timing and amount of estimated cash flows in the period they become known.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective fiscal 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard is not expected to impact the Company’s financial statements.

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

      In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132(R) (“SFAS 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106, and a revision of SFAS 132”, which revises disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) does not change the measurement or recognition of those plans, but increases current disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, and to provide certain expected rates of return and other informational disclosures. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies. SFAS 132(R) also requires companies to disclose various elements of pension and other postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company applied this standard during the year ended December 31, 2003. The application of this standard had no impact on our consolidated financial position or results of operations.

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

      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior notes issued in February 2002 and its debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The senior notes have an average fixed interest rate of approximately 7.8% (including the impact of amendments and prepayments), and require payments between January 2006 and January 2012. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the year ended December 31, 2003, the average interest rate on this line of credit approximated 4%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $0.8 million, based on the average outstanding balances under the revolving credit facility during the year ended December 31, 2003.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income (loss) of $24,556, $12,102 and $(4,086) in its consolidated statements of comprehensive income (loss) included in stockholders’ equity for the years ended December 31, 2003, 2002 and 2001, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

      The Company currently does not have any significant investments in marketable equity securities. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Bowne & Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” in the year ended December 31, 2002. As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in the fourth quarter of the year ended December 31, 2002.

/s/ KPMG LLP

New York, New York

February 11, 2004

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share information)
Revenue	$1,064,820	$1,003,326	$1,054,631
Expenses:
Cost of revenue	(717,928)	(667,089)	(713,710)
Selling and administrative	(273,438)	(275,818)	(268,773)
Depreciation	(40,332)	(40,662)	(41,117)
Amortization	(3,621)	(2,017)	(8,001)
Restructuring charges, integration costs and asset impairment charges	(25,591)	(19,378)	(20,949)
Gain (loss) on sale of certain printing assets	—	15,369	(1,858)
Gain on sale of building	—	4,889	—
Purchased in-process research and development	—	—	(800)

	(1,060,910)	(984,706)	(1,055,208)

Operating income (loss)	3,910	18,620	(577)
Interest expense	(11,420)	(7,127)	(6,422)
Other (expense) income, net	(1,013)	(1,993)	1,565

(Loss) income from continuing operations before income taxes	(8,523)	9,500	(5,434)
Income tax expense	(604)	(9,145)	(2,281)

(Loss) income from continuing operations	(9,127)	355	(7,715)
Discontinued operations:
Loss from discontinued operations (less applicable tax benefit of $9,060 in 2001)	—	—	(16,363)

Net (loss) income	$(9,127)	$355	$(24,078)

(Loss) earnings per share from continuing operations:
Basic	$(.27)	$.01	$(.23)
Diluted	$(.27)	$.01	$(.23)
Loss per share from discontinued operations:
Basic	$—	$—	$(.49)
Diluted	$—	$—	$(.49)
Total (loss) earnings per share:
Basic	$(.27)	$.01	$(.73)
Diluted	$(.27)	$.01	$(.73)

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share information)
Assets
Current assets:
Cash and cash equivalents	$17,010	$32,881
Marketable securities	77	1,814
Accounts receivable, less allowance for doubtful accounts of $16,328 (2003) and $16,142 (2002)	197,903	176,984
Inventories	20,290	19,555
Prepaid expenses and other current assets	23,330	30,599

Total current assets	258,610	261,833
Property, plant and equipment at cost, less accumulated depreciation of $295,574 (2003) and $265,583 (2002)	134,862	151,557
Other noncurrent assets:
Goodwill, less accumulated amortization of $33,293 (2003) and $31,466 (2002)	250,260	226,386
Intangible assets, less accumulated amortization of $8,694 (2003) and $5,034 (2002)	42,572	41,573
Deferred income taxes	12,796	3,759
Other	18,502	19,294

Total assets	$717,602	$704,402

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$770	$497
Accounts payable	37,866	44,370
Employee compensation and benefits	69,385	50,045
Accrued expenses and other obligations	75,211	84,582

Total current liabilities	183,232	179,494
Other liabilities:
Long-term debt — net of current portion	139,828	142,708
Deferred employee compensation and other	45,807	45,880

Total liabilities	368,867	368,082

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 40,334,233 shares (2003) and 40,129,833 shares (2002)	403	401
Additional paid-in capital	56,882	53,881
Retained earnings	323,370	339,913
Treasury stock, at cost, 6,296,750 shares (2003) and 6,567,214 shares (2002)	(55,534)	(57,920)
Accumulated other comprehensive income, net	23,614	45

Total stockholders’ equity	348,735	336,320

Total liabilities and stockholders’ equity	$717,602	$704,402

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(9,127)	$355	$(24,078)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	40,332	40,662	41,117
Amortization	3,621	2,017	8,001
Asset impairment charges	2,345	2,876	7,456
Purchased in-process research and development	—	—	800
Provision for doubtful accounts	5,017	7,828	12,081
(Gain) loss on sale of certain printing assets	—	(15,369)	1,858
Gain on sale of building	—	(4,889)	—
Loss on disposal of fixed assets	645	1,144	2,235
Gain on sales of securities and other investments	(1,022)	—	—
Provision for deferred employee compensation	14,591	11,485	6,464
Loss from discontinued operations, net of tax	—	—	16,363
Deferred income taxes	(9,037)	(707)	3,409
Other	847	(6,727)	(5,696)
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions:
Accounts receivable	(21,105)	20,455	44,143
Inventories	(735)	(496)	13,233
Prepaid expenses and other current assets	6,178	6,105	8,172
Accounts payable	(6,504)	(2,956)	(10,574)
Employee compensation and benefits	1,423	(6,279)	(23,074)
Accrued expenses and other obligations	(7,713)	21,669	(15,169)

Net cash provided by operating activities — continuing operations	19,756	77,173	86,741

Cash used in discontinued operations	(1,567)	(2,385)	(14,306)

Net cash provided by operating activities	18,189	74,788	72,435

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,174)	(29,543)	(39,478)
Proceeds from the sale of fixed assets	662	564	664
Acquisition of businesses, net of cash acquired	—	(86,761)	(59,863)
Proceeds from sale of certain assets, including $2,471 of notes received in 2001	—	15,000	4,876
Purchase of marketable securities and other investments	—	—	(1,000)
Proceeds from sale of building	—	8,295	—
Proceeds from sales of marketable securities and other investments	324	—	—

Net cash used in investing activities	(23,188)	(92,445)	(94,801)

Cash flows from financing activities:
Proceeds from borrowings	313,374	368,244	299,781
Payment of debt	(321,381)	(340,951)	(274,361)
Proceeds from stock options exercised	4,551	2,838	1,778
Payment of dividends	(7,416)	(7,362)	(7,275)
Purchase of treasury stock	—	—	(90)

Net cash (used in) provided by financing activities	(10,872)	22,769	19,833

Net (decrease) increase in cash and cash equivalents	(15,871)	5,112	(2,533)
Cash and Cash Equivalents — Beginning of year	32,881	27,769	30,302

Cash and Cash Equivalents — End of year	$17,010	$32,881	$27,769

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2003, 2002, and 2001

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

	(In thousands, except per share information)
Balance at January 1, 2001	$397	$48,584	$378,273	$(7,390)	$(58,898)	$360,966
Comprehensive income (loss):
Net loss			(24,078)			(24,078)
Foreign currency translation adjustment				(4,086)		(4,086)
Reclassification adjustment for the recognized foreign currency translation loss relating to the sale of subsidiary				1,262		1,262
Unrealized gains on securities:
Unrealized holding gains arising during the period				1,495		1,495
Income tax expense related to unrealized holding gains				(541)		(541)

Comprehensive loss						(25,948)

Cash dividends ($.22 per share)			(7,275)			(7,275)
Acquisition of treasury stock					(90)	(90)
Noncash stock compensation		518			80	598
Exercise of stock options	1	1,777				1,778

Balance at December 31, 2001	$398	$50,879	$346,920	$(9,260)	$(58,908)	$330,029
Comprehensive income (loss):
Net income			355			355
Foreign currency translation adjustment				12,102		12,102
Minimum pension liability adjustment (net of tax effect)				(1,994)		(1,994)
Unrealized losses on securities:
Unrealized holding losses arising during the period				(1,338)		(1,338)
Income tax benefit related to unrealized holding losses				535		535

Comprehensive income						9,660

Cash dividends ($.22 per share)			(7,362)			(7,362)
Noncash stock compensation		642			513	1,155
Exercise of stock options	3	2,360			475	2,838

Balance at December 31, 2002	$401	$53,881	$339,913	$45	$(57,920)	$336,320
Comprehensive income (loss):
Net loss			(9,127)			(9,127)
Foreign currency translation adjustment				24,556		24,556
Minimum pension liability adjustment (net of tax effect)				(441)		(441)
Unrealized gains on securities:
Unrealized holding gains arising during the period				25		25
Income tax expense related to unrealized holding gains				(11)		(11)
Reclassification adjustment for realized holding gains on certain investments during the year (net of tax effect)				(560)		(560)

Comprehensive income						14,442

Cash dividends ($.22 per share)			(7,416)			(7,416)
Noncash stock compensation		649			189	838
Exercise of stock options	2	2,352			2,197	4,551

Balance at December 31, 2003	$403	$56,882	$323,370	$23,614	$(55,534)	$348,735

See Notes to Accompanying Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES

(In thousands, except share and per share information and where noted)

Note 1 — Summary of Significant Accounting Policies

      A summary of the significant accounting policies the Company followed in the preparation of the accompanying financial statements is set forth below:

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments in 50% owned joint ventures are accounted for under the equity method, where the investment in the entity is reported in other assets in the consolidated balance sheet and the Company’s percentage share of the earnings or losses from the joint venture is recorded as other income (expense) in the consolidated statement of operations. All intercompany accounts and transactions are eliminated in consolidation.

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

Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,

	2003	2002

Land and buildings	$73,400	$72,460
Machinery and plant equipment	76,411	76,905
Computer equipment and software	176,430	167,219
Furniture, fixtures and vehicles	43,305	41,373
Leasehold improvements	60,890	59,183

	430,436	417,140
Less accumulated depreciation	(295,574)	(265,583)

Net	$134,862	$151,557

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $7 million in 2003, $6 million in 2002 and $7 million in 2001 related to software development costs pertaining to the following: improvements in the financial printing business’ typesetting, work-sharing, estimating and production systems, the development of a workflow system for its localization business, the installation of a financial reporting system, a customer relationship management system, and an employee performance measurement system, the development of customer-facing applications including a self-filing Web-based solution for SEC Section 16 documents, a fulfillment application and financial document building applications.

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

      The Company also has a non-amortizable intangible asset with a balance of $10.4 million and $7.2 million as of December 31, 2003 and 2002, respectively, related to a minimum pension liability on its defined benefit pension plan and SERP plan.

Stock-Based Compensation

      At December 31, 2003, the Company has several stock-based employee compensation plans, which are described more fully in Note 15. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

	2003	2002	2001

Net (loss) income:
As reported	$(9,127)	$355	$(24,078)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(2,291)	(4,315)	(3,983)

Pro forma	$(11,418)	$(3,960)	$(28,061)

As reported (loss) earnings per share:
Basic	$(.27)	$.01	$(.73)
Diluted	$(.27)	$.01	$(.73)
Pro forma loss per share:
Basic	$(.34)	$(.12)	$(.85)
Diluted	$(.34)	$(.12)	$(.85)

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2003	2002	2001
	Grants	Grants	Grants

Expected dividend yield	1.6%	2.0%	1.8%
Expected stock price volatility	34.2%	41.0%	45.1%
Risk-free interest rate	2.4%	2.2%	3.7%
Expected life of options	3 years	3 years	3 years
Weighted average fair value	$3.01	$2.68	$3.95

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 “Accounting for Stock-Based Compensation”. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional disclosure requirements of SFAS 148 were adopted in the fourth quarter of 2002. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings beginning in 2005. The FASB has not yet issued an exposure draft or a proposed standard. The Company will continue to monitor the progress on the issuance of this proposed standard as well as evaluate its position with respect to current guidance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided for and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At December 31, 2003, the cumulative amount of undistributed foreign earnings was approximately $35 million.

Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted average diluted shares outstanding for the years ended December 31, 2003, 2002 and 2001 excludes the dilutive effect of approximately 2,501,151, 2,586,346, and 2,490,679 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

      The following table sets forth the basic and diluted average share amounts:

	Year Ended December 31,

	2003	2002	2001

Average shares outstanding — basic shares	33,735,795	33,472,462	33,081,005
Potential dilutive effect of stock options and deferred stock units	1,411,159	1,204,378	1,075,450

Average shares outstanding — diluted shares	35,146,954	34,676,840	34,156,455

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

Fair Value of Financial Instruments

      The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 10) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s private placement senior notes is approximately $59.3 million, based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. This compares to a carrying value of $61.9 million at December 31, 2003. The fair value of the Company’s debentures is approximately $89.6 million, based upon publicly listed dealer prices. This compares to a carrying value of $76 million at December 31, 2003.

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

Segment Information

      The Company applies FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. FAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 17.

Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is required to capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective fiscal 2003. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment sets forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 have been delayed to the first interim or annual period beginning after December 15, 2003. The Company has evaluated the impact of adoption of FIN 46(R) for its arrangements created before January 31, 2003. The adoption of this standard is not expected to impact the Company’s financial statements.

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

      In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132(R) (“SFAS 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits – An Amendment of FASB Statements No. 87, 88, and 106, and a revision of SFAS 132”, which revises disclosures about pension plans and other postretirement benefit plans. SFAS 132(R) does not change the measurement or recognition of those plans, but increases current disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, and to provide certain expected rates of return and other informational disclosures. The new disclosures are generally effective for 2003 calendar year-end financial statements of public companies. SFAS 132(R) also requires companies to disclose various elements of pension and other postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company applied this standard during the year ended December 31, 2003. The application of this standard had no impact on our consolidated financial position or results of operations.

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

Berlitz GlobalNet

      On September 27, 2002, BGS Companies, Inc., a subsidiary of the Company, acquired all of the issued and outstanding stock of Berlitz GlobalNet, Inc. (“GlobalNet”) from Berlitz International, Inc. and Berlitz Investment Corporation for $75 million in cash. GlobalNet provides globalization and localization services, software testing, translation and interpretation services and is included as part of the globalization segment. The acquisition of GlobalNet strengthened BGS’s position in the globalization and localization industry and enhanced BGS’s results by enabling BGS to combine complementary services, improve efficiencies, and diversify its customer base.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The net cash outlay of $57.5 million, which included approximately $1.8 million of acquisition costs and was net of $19.3 million of cash in the business, has been allocated to assets acquired and liabilities assumed based upon estimated fair value at the date of acquisition. The excess of the purchase price over the estimated fair value of net tangible assets, totaling approximately $42.0 million, has been allocated between goodwill and other identifiable intangible assets based upon estimated fair values. Of this amount, $9.5 million has been allocated to the value of customer contracts and customer relationships and $0.4 million has been allocated to the value of proprietary technology. The amount allocated to customer relationships is being amortized over its estimated life of 5-10 years, and the amount allocated to the proprietary technology is being amortized over its estimated useful life of 3 years. The portion allocated to goodwill is not being amortized. The amount of goodwill that is expected to be deductible for tax purposes is approximately $17.0 million.

      The Company originally accrued $4.0 million of costs associated with the integration of GlobalNet’s operations. The integration eliminated redundant functions and excess facilities in geographical regions where the Company had globalization operations in the same location as GlobalNet. These costs include estimated severance costs ($1.8 million), lease termination costs ($0.8 million) and other costs ($1.4 million) associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. In addition, there were other adjustments made to GlobalNet’s opening balance sheet during 2003 due to the finalization of purchase price accounting resulting in an increase to goodwill of approximately $4.0 million.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$19,334
Accounts receivable, net of allowance for doubtful accounts	25,429
Other current assets	2,488

Total current assets	47,251
Property, plant and equipment at cost, less accumulated depreciation, and other non-current assets	5,114
Goodwill	32,074
Intangible assets	9,880

Total assets acquired	94,319

Current liabilities	(19,124)
Long-term liabilities	(195)

Total liabilities assumed	(19,319)

Net assets acquired	$75,000

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

DecisionQuest, Inc.

      In December 2002, the Company acquired DecisionQuest (“DQ”), a provider of litigation resources, including trial research, strategic communications and strategic marketing, for approximately $31 million in cash. The purchase agreement provided for the payment of additional consideration upon the achievement of certain milestones based upon earnings over a one-year period. These milestones were not achieved during 2003, and therefore no additional payments will be made. The excess purchase price over the identifiable net tangible assets, which totaled $17.5 million, has been reflected as part of goodwill and other intangible assets. Included in intangible assets is $3.3 million related to customer contracts and related customer relationships, which is being amortized over 11 years, and various covenants not to compete with several members of management valued at $1.8 million, which are being amortized over their remaining useful life of 5 years. There was also $1.9 million related to the trade name, which is not being amortized, as it has an indefinite life. The remaining $10.5 million has been recorded as goodwill and is not being amortized in accordance with SFAS 142. All of the goodwill is expected to be deductible for tax purposes. At acquisition, DQ’s tangible assets included an investment in a 50% owned joint venture (CaseSoft), which was preliminarily valued at $9.9 million, as well as a note receivable from that joint venture of $2.0 million. The note receivable was paid in full during 2003. The final valuation of CaseSoft received during 2003 resulted in a reduction of $4.9 million to the preliminary value of that investment and a corresponding increase in the amount allocated to goodwill ($4.1 million) and deferred taxes ($0.8 million). In addition, there were other adjustments made to DecisionQuest’s opening balance sheet during 2003 from changes in estimates, resulting in an increase to goodwill of approximately $0.5 million. DQ is included in the outsourcing segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 3 — Dispositions of Assets

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

      In September 2002, the Company sold certain publishing assets and liabilities associated with its financial printing segment for approximately $15 million. The carrying value of liabilities exceeded the carrying value of assets by approximately $0.4 million, therefore the sale resulted in a gain of approximately $15.4 million for the year ended December 31, 2002.

Note 4 — Cash and Cash Equivalents

      Cash equivalents of $624 and $2,760 at December 31, 2003 and 2002, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of marketable securities exceeded fair value by $44 at December 31, 2003, while the fair value of marketable securities exceeded cost by $864 at December 31, 2002. Cost was determined on the basis of specific identification. Most of the decrease in unrealized gain came as a result of the Company contributing its investment in EDGAR On-Line common stock to the Company’s pension plan as part of its required annual contribution during the third quarter of 2003. At that time, the Company recognized a gain of $698, which is included in other income for the year ended December 31, 2003.

Note 6 — Inventories

      Inventories consist of the following:

	December 31,

	2003	2002

Raw materials	$5,149	$6,255
Work-in-process	15,141	13,300

	$20,290	$19,555

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

      Under the provisions of SFAS 142, upon adoption, amortization of existing goodwill ceased and the remaining book value is to be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. The general provisions of SFAS 142 were effective for the Company as of January 1, 2002. However, certain provisions were effective for all business combinations consummated after June 30, 2001. The Company applied the accounting and disclosure provisions of SFAS 141 and the applicable provisions of SFAS 142 to its acquisition of Mendez S.A. (“Mendez”) during the third quarter of 2001, and to both BGS’s acquisition of GlobalNet and BBS’s acquisition of DecisionQuest in 2002.

      In connection with SFAS 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 1, 2002. To accomplish this, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at that date. No impairment charges resulted from this evaluation, or any subsequent evaluations, since the fair value of each reporting unit exceeded the carrying amount.

      Goodwill not subject to amortization (net of accumulated amortization through December 31, 2001) is $250,260 and $226,386 at December 31, 2003 and 2002, respectively. Goodwill increased $23,874 in 2003, primarily as a result of the change in foreign currency rates used to translate balances into U.S. dollars at year end, and adjustments to preliminary purchase price allocations made in prior periods to goodwill recorded in the outsourcing and globalization segments.

      The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at January 1, 2002	$13,113	$92,275	$66,933	$172,321
Goodwill acquired during the year	2,615	10,508	32,074	45,197
Adjustments to previously recorded purchase price	—	2	1,325	1,327
Foreign currency translation adjustment	107	—	7,434	7,541

Balance at December 31, 2002	15,835	102,785	107,766	226,386
Adjustments to previously recorded purchase price	—	5,105	3,118	8,223
Foreign currency translation adjustment	481	—	15,170	15,651

Balance at December 31, 2003	$16,316	$107,890	$126,054	$250,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The gross amounts and accumulated amortization of identifiable intangible assets is as follows:

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer lists	$35,423	$7,708	$34,068	$4,792
Software licenses and proprietary technology	1,760	596	1,617	242
Covenants not-to-compete	1,800	390	1,800	—
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	10,383	—	7,222	—

	$51,266	$8,694	$46,607	$5,034

      Amortization expense related to identifiable intangible assets was $3,621, $2,017 and $1,146 for the years ended December 31, 2003, 2002, and 2001, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 31, 2008 is shown below:

2004	$3,580
2005	$3,548
2006	$3,380
2007	$3,148
2008	$2,653

      The following adjusted financial information reflects the impact that SFAS 142 would have had on net loss and diluted loss per share for the year ended December 31, 2001 if adopted in 2001:

	Year Ended
	December 31, 2001

		Loss Per
	Net Loss	Share

Amounts as reported	$(24,078)	$(.73)
Goodwill amortization, net of pro forma income taxes	6,119	.18

Adjusted amounts	$(17,959)	$(.55)

Note 8 — Restructuring, Integration and Asset Impairment Charges

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

      During 2003, the Company continued implementation of the cost reduction efforts announced in the fourth quarter of 2002, and initiated further cost reductions as it responded to the continued lower levels of capital market activity during the first half of 2003. These cost reductions included additional workforce reductions in all business segments and in certain corporate departments, the closing of its London manufacturing facility and a portion of the London financial printing customer service center, in addition to closing two other offices in the financial printing segment, as well as adjustments related to changes in assumptions in some previous office closings. There was also an asset impairment charge for a technology system which no longer has value to the Company. The integration of GlobalNet’s operations with the existing BGS operation continued which resulted in additional headcount reductions, office closings and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $25,591 during the year ended December 31, 2003.

      The following information summarizes the costs incurred with respect to restructuring activities initiated during 2003:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$6,979	$4,333	$160	$908	$12,380
Outsourcing	1,733	305	147	330	2,515
Globalization	4,704	434	1,308	2,159	8,605
Corporate	1,361	—	730	—	2,091

Total	$14,777	$5,072	$2,345	$3,397	$25,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The activity related to these accruals through December 31, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$851	$—	$14	$865
2001 Expense	10,565	1,741	1,187	13,493
Paid in 2001	(7,172)	(1,213)	(597)	(8,982)

Balance at December 31, 2001	4,244	528	604	5,376
2002 Expense	10,659	3,309	2,534	16,502
Paid in 2002	(7,609)	(399)	(2,305)	(10,313)

Balance at December 31, 2002	7,294	3,438	833	11,565
2003 Expense	14,777	5,072	3,397	23,246
Paid in 2003	(18,602)	(3,472)	(3,322)	(25,396)

Balance at December 31, 2003	$3,469	$5,038	$908	$9,415

      The Company expects to incur additional restructuring and integration charges in the first half of 2004 of approximately $5 to $7 million, primarily related to further consolidation of facilities in the Company’s financial printing segment and in the globalization segment.

      Occupancy costs in 2001 represent facility exit costs associated with the closing of an office in the globalization segment and the downsizing of several locations in the outsourcing segment. Occupancy costs in 2002 and 2003 represent the closing of various financial printing offices, as well as many BGS locations closing as a result of the integration with GlobalNet. The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of the second quarter of 2004.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The severance and personnel-related costs remaining are expected to be paid by March of 2005.

      The payments made related to this accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Opening balance	$3,865	$1,013	$222	$5,100
Paid in 2001	(1,281)	(369)	(192)	(1,842)

Balance at December 31, 2001	2,584	644	30	3,258
Paid in 2002	(1,228)	(594)	(30)	(1,852)
Effect of foreign currency	236	58	—	294

Balance at December 31, 2002	1,592	108	—	1,700
Paid in 2003	(461)	(69)	—	(530)
Effect of foreign currency	389	(34)	—	355

Balance at December 31, 2003	$1,520	$5	$—	$1,525

      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued costs of $2,497 associated with the integration of GlobalNet’s operations, which were accounted for as part of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

the cost of the acquisition. These costs include estimated severance costs and lease termination costs associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. During 2003, the Company finalized its estimate of these costs by adjustments in the amount of $1,000. These adjustments increased goodwill related to the acquisition of GlobalNet. The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of the first quarter of 2004.

      The payments made related to this accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	525	475	1,000
Paid in 2003	(1,120)	(561)	(1,681)

Balance December 31, 2003	230	523	753

Note 9 — Income Taxes

      The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,

	2003	2002	2001

Current:
U.S. federal	$2,494	$6,200	$(10,005)
Foreign	5,046	1,000	510
State and local	1,420	2,823	(693)

	8,960	10,023	(10,188)

Deferred:
U.S. federal	(234)	3,945	5,125
Foreign	(6,561)	(3,483)	(1,949)
State and local	(1,561)	(1,340)	233

	(8,356)	(878)	3,409

	$604	$9,145	$(6,779)

      The provision (benefit) for income taxes is allocated as follows:

	Year Ended December 31,

	2003	2002	2001

Continuing operations	$604	$9,145	$2,281
Discontinued operations	—	—	(9,060)

	$604	$9,145	$(6,779)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      United States and foreign components of income (loss) before income taxes are as follows:

	Year Ended December 31,

	2003	2002	2001

United States	$3,080	$27,178	$(26,373)
Foreign	(11,603)	(17,678)	(4,484)

Total (loss) income before taxes	$(8,523)	$9,500	$(30,857)

      Income taxes paid during the years ended December 31, 2003, 2002 and 2001 were $6,712, $2,682 and $6,248, respectively.

      The following table reconciles income tax expense (benefit) based upon the U.S. federal statutory tax rate to the Company’s actual income tax expense (benefit):

	Year Ended December 31,

	2003	2002	2001

Income tax (benefit) expense based upon U.S. statutory tax rate	$(2,983)	$3,325	$(10,800)
State income tax (benefit) expense	(92)	964	(299)
Effect of foreign taxes (including change in valuation allowance)	2,547	2,595	(135)
Non-deductible amortization of goodwill and other intangibles	—	—	2,122
Non-deductible meals and entertainment expenses	1,617	2,319	1,426
Other, net	(485)	(58)	907

Total income tax expense (benefit)	$604	$9,145	$(6,779)

      Foreign taxes had a significant impact in 2003 and 2002 since the Company was not able to recognize the tax benefit of losses in certain foreign jurisdictions because of the uncertainty regarding their realization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Operating loss carryforwards	$20,339	$12,546
Deferred compensation and benefits	25,950	22,330
Allowance for doubtful accounts	3,950	3,912
Tax credits	2,714	699
Other, net	2,538	1,154

Gross deferred tax assets	55,491	40,641

Deferred tax liabilities:
Capitalized software costs	(15,376)	(12,605)
Intangible assets	(10,066)	(10,675)
Depreciation	(2,422)	(1,313)

Gross deferred tax liabilities	(27,864)	(24,593)

Deferred tax asset valuation allowance	(10,881)	(8,377)

Net deferred tax asset	16,746	7,671
Less current portion — deferred tax asset	(3,950)	(3,912)

Net non-current deferred tax asset	$12,796	$3,759

      The current portion of deferred tax asset is included in prepaid expenses and other current assets and the non-current portion of deferred tax assets is included in deferred income taxes in the accompanying consolidated balance sheet.

      The Company has, as of December 31, 2003, approximately $79 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2004. Included in other liabilities is approximately $5.7 million and $3.1 million of current taxes payable at December 31, 2003 and 2002, respectively.

      The change in the valuation allowance is due to foreign net operating losses which may not be utilized in future years.

Note 10 — Debt

      The components of debt at December 31, 2003 and 2002 are as follows:

	December 31,

	2003	2002

Convertible subordinated debentures	$75,000	$—
Senior notes	60,000	75,000
Revolving credit facility	3,000	64,000
Other	2,598	4,205

	$140,598	$143,205

      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock, equivalent to a conversion price of approximately $18.48 per share (which was greater than market price at the date of issuance), subject to certain adjustments. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes. This amount is classified as long-term debt on the balance sheet as of December 31, 2003. Interest is payable semi-annually on April 1 and October 1, commencing April 1, 2004. The Company may redeem any portion of the debentures for cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would pay the repurchase price for any debentures repurchased on October 1, 2008 in cash. The Company would have the option of paying the repurchase price of any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which will be amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed by the Company).

      On July 2, 2002, the Company completed its $175 million three-year revolving credit facility. During the year ended December 31, 2003, the average interest rate on this line of credit approximated 4%. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. Amounts outstanding under this agreement are classified entirely as long-term debt of $3,000 and $64,000 at December 31, 2003 and 2002, respectively. In September 2003, the Company entered into an amendment to this facility, that, among other things, i) provided for the permanent reduction of the credit facility by at least $50 million to the extent that net proceeds from the issuance of the debentures were used to reduce the Company’s borrowings under the facility, ii) modified the permitted leverage ratio under the facility, and iii) added provisions relating to the repayment and modification of subordinated debt, and approved the subordination provisions of the recently issued debentures. In September 2003, a portion of the proceeds from the issuance of the debentures were used to pay down a portion of this credit facility. As a result, the commitment under the facility was permanently reduced to $115 million.

      On February 6, 2002, the Company completed a $75 million private placement of senior notes with several institutional lenders. The private placement consisted of $25 million 6.9% senior notes due January 30, 2007, $22 million 7.85% senior notes due January 30, 2012 and $28 million 7.31% senior notes with annual payments of $4 million required each January 30, from 2006 to 2012. The proceeds from the private placement were used to pay down a portion of the Company’s former revolving credit facility at that time. This amount is classified as long-term debt on the balance sheet as of December 31, 2003 and 2002. Interest is payable every six months. At its option, the Company may pre-pay all or part of the senior notes in an amount equal to the principal amount plus accrued interest plus a make-whole payment determined in accordance with the note agreement. In October 2003, a portion of the proceeds from the issuance of the debentures were used to pre-pay $15 million of the 6.9% senior notes due January 30, 2007. The make-whole payment was waived by the note holder.

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

      Due to the impact of the continued economic downturn on the Company’s business, the revolving credit agreement and senior notes were amended in March 2003 to modify certain financial covenant requirements and definitions. Under the terms of these amendments, the Company is required to meet revised leverage and fixed charge coverage ratios from the first quarter of 2003 through the first quarter of 2004. These financial covenant requirements were further revised as a result of the September 2003 amendments described elsewhere in this footnote. The new covenants are less restrictive than the previously existing covenants. The Company was in compliance with all loan covenants as amended as of December 31, 2003, and based upon its current projections, the Company believes it will be in compliance with the revised quarterly loan covenants throughout fiscal year 2004. In the event that actual results do not approximate forecasted results, management believes it could execute contingency plans to mitigate any adverse impact. Such plans include additional cost reductions, asset sales, or seeking additional alternative financing. While the Company believes that it could obtain any requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

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

      The Company’s Canadian subsidiary has a $10 million Canadian dollar credit facility, which had a balance of $0 and $2,250 Canadian dollars (US $1,431) at December 31, 2003 and 2002, respectively. In February 2004, the credit facility was re-negotiated and the Company’s guarantee of up to $6 million Canadian dollars was removed. In its place, the Canadian subsidiary used its equipment as collateral.

      Aggregate annual installments of both notes payable and long-term debt due for the next five years and thereafter are $770, $3,803, $4,547, $14,257, $79,075, and $38,146, respectively.

      Interest paid was $11,052, $4,672, and $6,541 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 11 — Employee Benefit Plans

Pension Plans

      The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, current participants in the plan benefits are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. Employees covered by union agreements (less than 1% of total Company employees) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

      The components of the net periodic benefit cost are as follows:

	Pension Plan			SERP

	Year Ended December 31,			Year Ended December 31,

	2003	2002	2001	2003	2002	2001

Service cost	$6,017	$7,113	$6,419	$654	$523	$493
Interest cost	5,933	5,299	4,455	1,632	1,565	1,423
Expected return on plan assets	(4,076)	(5,202)	(6,200)	—	—	—
Amortization of transition (asset) liability	(321)	(321)	(321)	101	101	101
Amortization of prior service cost	318	99	47	1,350	1,022	985
Amortization of actuarial loss (gain)	1,070	—	(1,199)	425	347	—
Curtailment gain	—	—	(1,132)	—	—	—

Net periodic cost of defined benefit plans	8,941	6,988	2,069	4,162	3,558	3,002
Union plans	295	304	408	—	—	—
Other retirement plans	1,003	828	745	—	—	—

Total cost	$10,239	$8,120	$3,222	$4,162	$3,558	$3,002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan		SERP

	December 31,		December 31,

	2003	2002	2003	2002

Projected benefit obligation at beginning of year	$90,659	$74,194	$22,631	$21,294
Service cost	6,017	7,113	654	523
Interest cost	5,933	5,299	1,633	1,565
Amendments	2,639	—	2,290	—
Actuarial loss	9,558	9,839	2,848	1,429
Benefits paid	(5,481)	(5,786)	(1,953)	(2,180)

Projected benefit obligation at end of year	109,325	90,659	28,103	22,631

Fair value of plan assets at beginning of year	49,700	59,350	—	—
Actual return on plan assets	11,982	(7,607)	—	—
Employer contributions	7,035	3,743	1,953	2,180
Benefits paid	(5,481)	(5,786)	(1,953)	(2,180)

Fair value of plan assets at end of year	63,236	49,700	—	—

Funded status	(46,089)	(40,959)	(28,103)	(22,631)
Unrecognized net transition (asset) obligation	(1,879)	(2,200)	334	435
Unrecognized prior service cost	3,283	962	6,766	5,825
Unrecognized net actuarial loss	21,223	20,640	7,057	4,634

Net accrued cost	$(23,462)	$(21,557)	$(13,946)	$(11,737)

      The accumulated benefit obligation for the Company’s defined benefit pension plan was $90,808 and $72,918 at December 31, 2003 and 2002, respectively. The accumulated benefit obligation for the Company’s SERP was $24,148 and $20,514 at December 31, 2003 and 2002, respectively.

      Amounts recognized in the balance sheet consist of:

	Pension Plan		SERP

	December 31,		December 31,

	2003	2002	2003	2002

Accrued benefit liability	$(27,572)	$(23,219)	$(24,148)	$(20,514)
Intangible asset for minimum pension liability	3,283	962	7,100	6,260
Accumulated other comprehensive loss	512	434	1,923	1,560
Deferred income tax asset	315	266	1,179	957

Net amount recognized	$(23,462)	$(21,557)	$(13,946)	$(11,737)

      The amounts of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits. At December 31, 2003 and 2002, the Company had an additional minimum pension liability of $14,312 and $10,439, respectively, related to its defined benefit plan and SERP plan, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The Company also had a corresponding intangible asset of $10,383 and $7,222 at December 31, 2003 and 2002, respectively. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2003 was $2,435, which is net of a $1,494 deferred tax asset. The net charge to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

accumulated other comprehensive income in stockholders’ equity as of December 31, 2002 was $1,994, which is net of a $1,223 deferred tax asset. The charges to other comprehensive income relating to the additional minimum pension liability adjustments were $441, net of $271 tax benefit, in 2003, and $1,994, net of $1,223 tax benefit, in 2002. The increase in unfunded accumulated benefit obligations was primarily due to a reduction in the assumed discount rate. The SERP plan contains covenants which prohibit retired participants from engaging in competition with the Company.

      The weighted average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) were as follows:

	Pension Plan
				SERP

	Years Ended
	December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

Discount rate	6.25%	6.50%	7.25%	6.25%	6.50%	7.25%
Projected future salary increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

      The weighted average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	Pension Plan
				SERP

	Years Ended
	December 31,			Years Ended December 31,

	2003	2002	2001	2003	2002	2001

Discount rate	6.5%	7.25%	7.75%	6.5%	7.25%	7.75%
Projected future salary increase	4.0%	4.0%	4.5%	4.0%	4.0%	4.5%
Expected long-term rate of return on plan assets	8.5%	9.0%	9.5%	N/A	N/A	N/A

      The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, management uses a building block approach. Historic real return trends for the various asset classes in the Plan’s portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted average of the nominal returns based on the weightings of the classes within the total asset portfolio.

      From 1998 through 2001, the Company had been using an expected return on plan assets assumption of 9.5%, which was consistent with the long-term asset returns of the portfolio. During 2002, management lowered the expected rate of return assumption to 9.0%, due to anticipated lower future asset performance of the U.S. equity markets and lower expected future rates of inflation. For 2003, the expected return was lowered to 8.5% to further adjust for anticipated lower future asset performance and inflation.

      The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2003 and 2002 is as follows:

	December 31,

Asset Category:	2003	2002

Equity securities	75%	66%
Fixed income securities	23	29
Other	2	5

Total	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      The Company’s investment objective as it relates to pension plan assets is to obtain a reasonable rate of return, defined as income plus realized and unrealized capital gains and losses — commensurate with the Prudent Man Rule of the Employee Retirement Income Security Act (ERISA) of 1974. The Company expects its investment managers who invest in equity funds to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index by a minimum of 100 basis points per year over moving 3 and/or 5-year periods. The Company expects its investment managers who invest in fixed income securities to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index by a minimum of 50 basis points per year over moving 3 and/or 5-year periods. The Company also expects its investment managers to maintain premium performance compared to a peer group of similarly oriented investment advisors.

      In selecting equities for all funds, including convertible and preferred securities, futures and covered options, traded on a US stock exchange or otherwise available as ADRs (American Depository Receipts), the Company expects its investment managers to give emphasis to high-quality companies with proven management styles and records of growth, as well as sound financial structure. Domestic equity managers may invest in foreign securities in the form of ADRs; however, they may not exceed 20% of the equity market value of the account. Security selection and diversification is the sole responsibility of the portfolio manager, subject to (i) a maximum 6% commitment of the total equity market value for an individual security (ii) for funds benchmarked by Russell 1000 or S&P 500, 30% for a particular economic sector, utilizing the 15 S&P 500 economic sectors and (iii) for funds benchmarked by Russell 2000, a 40% maximum in any Russell 2000 Index major sector and no more than two times (2X) the weight of any major Russell 2000 Index industry weight.

      Fixed income securities are limited to US Treasury issues, Government Agencies, Mortgages or Corporate Bonds with ratings of Baa or BBB or better as rated by Moody’s or Standard and Poor’s, respectively. Securities falling below investment grade after purchase are carefully scrutinized to see if they should be sold. Investments are typically in publicly held companies. The duration of fixed income in the aggregate is targeted to be equal to that of the broad, domestic fixed income market (such as the Lehman Brothers Aggregate Bond Index), plus or minus 3 years. In a rising interest rate environment, the Company may designate a portion of the fixed income assets to be held in shorter-duration instruments to reduce the risk of loss of principal.

      The Company targets the plan’s asset allocation within the following ranges within each asset class:

Asset Classes:	Ranges

Equities	65 – 85%
Domestic	55 – 75%
Large Cap Core	28 – 38%
Large Cap Value	15 – 25%
Small Cap	10 – 20%
International	5 – 15%
Fixed Income	15 – 35%
Alternatives	5 – 15%

      The Company seeks to diversify its investments in a sufficient number of securities so that a decline in the price of one company’s securities or securities of companies in one industry will lessen the likelihood of a pronounced negative effect upon the value of the entire portfolio. There is no limit on the amount of the portfolio’s assets that can be invested in any security issued by the United States Government or one of its agencies. No more than 6% of the portfolio’s assets of any one manager at market are to be invested in the securities of any one company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

      In addition, investment managers are prohibited from trading in certain investments and are further restricted as follows (unless specifically approved by the Company’s management as an exception):

•	Option trading is limited to writing covered options.

•	Letter stock.

•	Bowne & Co., Inc. common stock.

•	Commodities.

•	Direct real estate or mortgages.

•	Security loans.

•	Risky or volatile derivative securities as commonly defined by the financial industry.

•	Manager portfolios may hold no greater than two times (2X) their respective index sector weights, up to a maximum of 30%.

•	No position greater than two (2) week’s average trading volume.

•	No more than 4.99% of the outstanding shares of any company may be owned in the client’s portfolio.

•	Unless authorized in specific manager guidelines, managers may not sell securities short, buy securities on margin, buy private or direct placements or restricted securities, borrow money or pledge assets, nor buy or sell commodities or annuities.

      The Company monitors investment manager performance on a regular basis for consistency of investment philosophy, return relative to objectives, and investment risk. Risk is evaluated as a function of asset concentration, exposure to extreme economic conditions, and performance volatility. Investment performance is reviewed on a quarterly basis, and individual managers’ results are evaluated quarterly and over rolling one, three and five-year periods.

      The Company expects to contribute approximately $14.7 million to its pension plan in 2004.

      The Company expects the following benefit payments to be paid out of the plans for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31 and include estimated future employee service. Payments from the pension plan are made from plan assets, whereas payments from the SERP are made by the Company.

Year	Pension Plan	SERP

2004	$3,244	$4,424
2005	3,694	4,277
2006	4,596	3,916
2007	5,902	1,364
2008	6,291	2,023
2009 – 2013	$47,776	$9,990

Defined Contribution Plans

      Through December 31, 2002, the Company and its domestic financial printing subsidiaries were participating in a qualified profit sharing plan covering most employees of those subsidiaries who are not covered by union agreements. Amounts charged to income for the Profit Sharing Plan were $0, $363 and $2,781 for the years ended December 31, 2003, 2002 and 2001, respectively. Effective December 31, 2002, this Plan was closed to employee contributions, and was merged with the qualified 401(k) Plan discussed below to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

form the Bowne 401(k) Savings Plan also discussed below. Employees previously covered by this plan are now able to participate in the 401(k) Savings Plan.

      The remaining domestic subsidiaries had been participating in a qualified 401(k) Plan that was available to substantially all their non-union employees. Through December 31, 2002, the Company matched 50% of a participating employee’s pre-tax contribution up to a maximum of 6% of the participant’s compensation. Effective January 1, 2003, this Plan was merged into the 401(k) Savings Plan discussed below. Amounts charged to income for the 401(k) Plan, representing the Company’s matching contributions, were $966 and $837 for the years ended December 31, 2002 and 2001, respectively.

      Effective January 1, 2003, substantially all of the Company’s domestic eligible non-union employees can participate in the qualified 401(k) Savings Plan, and the Company will match 100% of the first 3% of the participant’s compensation contributed to the 401(k) Savings Plan plus 50% of the next 2% of compensation contributed to the 401(k) Savings Plan. Amounts charged to income for the 401(k) Savings Plan, representing the Company’s matching contributions, were $7,040 for the year ended December 31, 2003. Effective December 31, 2003, the Employees’ Stock Purchase Plan discussed below was merged into this plan and all account balances were transferred accordingly. As a result, participants in this plan are able to invest contributions in the common stock of the Company. The Plan acquired 51,832 shares of the common stock of the Company during 2003 (not including the transfer of approximately 1.4 million shares from the Employees’ Stock Purchase Plan). At December 31, 2003, the 401(k) Savings Plan held 1,449,634 shares of the Company’s common stock. The shares held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.

      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries matched 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. Effective December 31, 2002, this Plan was closed to non-union employee contributions and effective December 31, 2003 this plan was terminated and all account balances were transferred to the 401(k) Savings Plan, discussed above. Prior to the termination of the plan, all contributions were invested in the common stock of the Company. The plan acquired 44,919, 241,192 and 379,121 shares in the years ended December 31, 2003, 2002 and 2001 respectively, of the Company’s common stock on the open market. At December 31, 2003 the plan transferred all shares of the Company’s common stock to the 401(k) Savings Plan. At December 31, 2002, the Stock Purchase Plan held 1,947,743 shares of the Company’s common stock. Charges to income amounted to $64, $388 and $964 for the years ended December 31, 2003, 2002, and 2001, respectively. The shares held by the plan were considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.

Health Plan

      The Company maintains a voluntary employee benefit health and welfare plan (the Plan) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2003 and 2002, accrued expense for Plan participants’ incurred but not reported claims were $4,600 and $4,625 respectively. Amounts charged to income for the Plan were $23,162, $25,939 and $29,107 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Note 12 — Deferred Employee Compensation and Other

      Liabilities for deferred employee compensation and other consist of the following:

	December 31,

	2003	2002

Pension and other retirement costs, long-term	$12,730	$16,467
Supplemental retirement, long-term	19,803	18,484
Deferred compensation and other long-term benefits	10,786	9,929
Other	2,488	1,000

	$45,807	$45,880

Note 13 — Commitments and Contingencies

Lease commitments

      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2020. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

      The Company had a synthetic lease for printing equipment in the United States and Canada which was funded through a master lease agreement administered by a commercial bank. The lease, which is accounted for as an operating lease, had an original expiration date in April 2003, which was extended to May 19, 2003. In May, the Company purchased a portion of the equipment under the old agreement at the residual value of approximately $3.1 million, and replaced a portion of the existing agreement with a new synthetic lease agreement. The equipment under the new facility had a fair value of approximately $13.8 million. The new facility has a term of four years, with expected minimum lease payments of approximately $2.5 million in 2004, 2005, and 2006 and $1.0 million in 2007. At the end of this new facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under the new lease had an aggregate residual value of approximately $12.8 million at December 31, 2003.

      Rent expense relating to premises and equipment amounted to $61,700, $60,240, and $50,184 for the years ended December 31, 2003, 2002 and 2001, respectively. Included in these amounts is rent expense associated with equipment located at customer sites, which amounted to $20,061, $16,554 and, $16,879 for the years ended December 31, 2003, 2002 and 2001, respectively. Also included in these figures is rent expense from short-term leases. The minimum annual commitments under noncancelable leases and other operating arrangements as of December 31, 2003, are summarized as follows:

2004	$45,888
2005	38,908
2006	27,670
2007	20,193
2008	14,343
2009 – 2020	60,717

Total	$207,719

      Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.3 million. The Company remains secondarily liable under these leases in the event that the sublessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

Joint Venture Arrangements

      The Company is involved in certain minor joint venture arrangements that are intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from the current arrangements will not be significant to the Company’s financial condition or results of operations. To date, our share of the results of operations of these joint venture arrangements has not been significant.

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

      During 2000 the Board of Directors authorized the expenditure of up to $60 million to repurchase shares of the Company’s common stock. Subject to applicable securities law, such purchases occur at times and in amounts that the Company deems appropriate. The shares will be available for general corporate purposes including acquisitions and stock incentive plans. Through December 31, 2001, the Company purchased approximately 4 million shares, at an average price of $10.63. No shares were repurchased during 2002 or 2003.

Note 15 — Stock Incentive Plans

      The Company has five stock incentive plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.

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

      The following table summarizes the number of securities to be issued upon exercise of outstanding options and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise/conversion	outstanding options	for future issuance

Plans approved by shareholders:
Stock options	4,164,595	12.96	1,167,305
Plans not approved by shareholders:
Stock options	2,449,024	12.13	39,655
Deferred stock units	896,776	(a)	504,037

Total	7,510,395		1,710,997

(a) Not applicable

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

		Weighted
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 2003
Granted	1,573,795	$13.48
Exercised	458,077	10.09
Cancelled	258,150	13.51
Outstanding, end of year	6,613,619	12.66
Exercisable, end of year	4,768,407	12.50

      The following table summarizes weighted average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Prices	December 31, 2003	Life	Price	December 31, 2003	Price

$ 8.03 – $10.36	1,022,297	6 years	$9.13	975,532	$9.10
10.37 – 11.30	1,004,280	6 years	10.69	602,850	10.74
11.31 – 12.80	907,075	6 years	12.24	902,075	12.24
12.81 – 13.75	1,438,875	5 years	12.93	1,412,875	12.92
13.76 – 13.86	1,319,000	7 years	13.86	—	—
13.87 – 22.50	922,092	5 years	16.98	875,075	17.08

	6,613,619	6 years	$12.66	4,768,407	$12.50

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

      The 1999 BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. No additional grants were made since 1999 from this Plan. The 2001 Plan granted 2,800,000 stock options at an exercise price of $2.00 during 2001, 2,217,000 stock options at an average exercise price of $2.14 during 2002, and 1,655,000 stock options at an average exercise price of $1.87 during 2003. In addition, 498,150 and 3,436,150 stock options were forfeited during 2003 and 2002, respectively. The options outstanding under the Plans are 3,940,625, 2,783,775 and 4,098,850 at December 31, 2003, 2002 and 2001, respectively. The options generally vest over periods ranging from two to four years; however, under the 1999 Plan, no options were exercisable until the earlier of an initial public offering of BGS Companies Inc. or January 26, 2002. After January 26, 2002, certain vested options under the 1999 Plan became eligible to be “put” back to the Company and the Company had the right to buy such options from the holders at an amount no greater than the amount by which the then fair market value exceeds the exercise price of the option. During 2002, the Company bought 95,925 options from the holders for approximately $50, which amount had been recognized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

as compensation expense in 2001. The Company did not purchase any options during 2003. No compensation expense was recognized in either 2003 or 2002.

Deferred Stock Awards

      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s diluted earnings per share. At December 31, 2003 and 2002, the amounts included in stockholders’ equity for these units were $8.6 million and $8.1 million, respectively. At December 31, 2003, 2002 and 2001, there were 717,633, 628,763 and 604,044 units outstanding, respectively.

      Additionally, the Company has a Deferred Sales Compensation Plan for certain salespeople. This plan allows the salesperson to defer payment of commissions to a future date. The amounts deferred, plus any matching contribution made by the Company, will be paid in cash upon retirement, termination or in certain hardship situations. A portion of the deferred amount is paid out based upon the value of the Company’s common stock (“deferred stock equivalent”). Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,212 and $2,081 at December 31, 2003 and 2002, respectively. The amounts are recorded as a liability in deferred employee compensation and benefits in the Company’s consolidated balance sheets. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At December 31, 2003, 2002 and 2001, respectively, there were 179,143, 164,742 and 146,327 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s diluted earnings per share.

Note 16 — Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,

	2003	2002	2001

Foreign currency translation adjustment	$26,076	$1,520	$(10,582)
Minimum pension liability adjustment (net of tax effect)	(2,435)	(1,994)	—
Unrealized (losses) gains on marketable securities (net of tax effect)	(27)	519	1,322

	$23,614	$45	$(9,260)

Note 17 — Segment Information

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

Financial Printing — transactional financial printing, compliance printing, mutual fund printing, commercial printing, digital printing, and electronic delivery of personalized communications.

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

      In the first quarter of 2003, the Company changed the manner in which it reports and evaluates segment information. The Company now reports certain administrative, legal, finance, and other support services which are not directly attributable to the segments in the category “Corporate/ Other”. These costs had previously been allocated to the individual operating segments. The prior years’ segment information has been reclassified to conform to the current year’s presentation.

      Information regarding the operations of each business segment is set forth on the following page. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, the disposal of certain assets, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2003	2002	2001

Revenue from external customers:
Financial printing	$590,856	$638,269	$721,190
Outsourcing	254,719	233,886	231,791
Globalization	219,245	131,171	101,650

	$1,064,820	$1,003,326	$1,054,631

Segment profit (loss):
Financial printing	$61,889	$66,569	$68,814
Outsourcing	14,042	15,642	14,809
Globalization	13,072	(4,441)	6,271
Corporate/ Other (see detail below)	(42,153)	(18,464)	(39,788)

	$46,850	$59,306	$50,106

Depreciation expense:
Financial printing	$27,353	$29,075	$30,586
Outsourcing	4,297	4,008	4,754
Globalization	6,888	5,580	3,337
Corporate	1,794	1,999	2,440

	$40,332	$40,662	$41,117

Segment profit (loss) less depreciation:
Financial printing	$34,536	$37,494	$38,228
Outsourcing	9,745	11,634	10,055
Globalization	6,184	(10,021)	2,934
Corporate/ Other	(43,947)	(20,463)	(42,228)

	6,518	18,644	8,989
Amortization expense	(3,621)	(2,017)	(8,001)
Interest expense	(11,420)	(7,127)	(6,422)

(Loss) income from continuing operations before income taxes	(8,523)	9,500	(5,434)
Loss from discontinued operations before income taxes	—	—	(25,423)

Pre-tax (loss) income	$(8,523)	$9,500	$(30,857)

Corporate/ Other (by type):
Shared corporate expenses	$(15,655)	$(17,351)	$(17,746)
Other (expense) income, net	(907)	(1,993)	1,565
Purchased in-process research and development	—	—	(800)
Restructuring charges, integration costs and asset impairment charges	(25,591)	(19,378)	(20,949)
Gain (loss) on sale of certain assets	—	20,258	(1,858)

	$(42,153)	$(18,464)	$(39,788)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

	Year Ended December 31,

	2003	2002	2001

Assets:
Financial printing	$240,963	$239,022	$293,565
Outsourcing	188,084	194,318	164,317
Globalization	240,159	219,450	137,607
Corporate	48,396	51,612	41,845

	$717,602	$704,402	$637,334

Capital spending:
Financial printing	$6,621	$11,901	$18,203
Outsourcing	3,441	3,268	5,818
Globalization	7,704	4,328	2,985
Corporate	6,408	10,046	11,808
Discontinued operations	—	—	664

	$24,174	$29,543	$39,478

      Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	2003	2002	2001

Revenue by source:
United States	$830,531	$812,762	$882,507
Canada	47,659	43,258	50,127
Other foreign, primarily Europe	186,630	147,306	121,997

	$1,064,820	$1,003,326	$1,054,631

Long-lived assets, net:
United States	$332,523	$297,671	$286,400
Canada	11,750	6,634	6,658
Other foreign, primarily Europe	114,719	138,264	79,578

	$458,992	$442,569	$372,636

Note 18 — Discontinued Operations

      In April 2001, management determined that it would no longer invest in its Internet consulting and development segment (“Immersant”) and announced its decision to exit the operation. This segment is reflected as a discontinued operation.

      The discontinued operations had net liabilities (including accrued restructuring and discontinuance costs) of $1,199 and $2,745 at December 31, 2003 and December 31, 2002, respectively.

      The balance in accrued restructuring and discontinuance costs represents the estimated remaining costs to exit this operation, as well as the remaining previously recorded restructuring costs. Prior to the second quarter of 2001, this accrual had been reflected as part of the Company’s overall restructuring accrual. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)

activity in accrued restructuring and discontinuance costs through December 31, 2003, including additions and payments made on that accrual, is summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2000	$1,160	$762	$106	$2,028
2001 Expenses	1,291	5,097	323	6,711
Paid in 2001	(2,451)	(1,823)	(289)	(4,563)

Balance at December 31, 2001	—	4,036	140	4,176
Paid in 2002	—	(1,650)	(75)	(1,725)

Balance at December 31, 2002	—	2,386	65	2,451
Paid in 2003	—	(1,264)	(65)	(1,329)

Balance at December 31, 2003	$—	$1,122	$—	$1,122

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA

(In thousands except share and per share information, unaudited)

      The Company’s quarterly results for each of the first three quarters in the year ended December 31, 2003 have been restated to reflect the reduction in other income from the CaseSoft joint venture (acquired in December 2002) due to a misinterpretation of a preferential profit allocation provision in the joint venture agreement. The impact on (loss) income before income taxes for each of the first three quarters of 2003 was $267, $221, and $482, respectively, totaling $970. The impact on net (loss) income was $164, $136, and $296, respectively, totaling $596, or $.02 per share. There was no impact on results of operations for 2002 or for the full year 2003. A summary of quarterly financial information for the years ended December 31, 2003 and 2002 is as follows:

	As Previously Reported

	First	Second	Third
	Quarter	Quarter	Quarter

Year Ended December 31, 2003
Revenue	$255,723	$307,741	$249,979
Gross margin	82,067	99,497	82,097
(Loss) income before income taxes	(5,839)	871	224
Income tax benefit (expense)	1,586	(613)	(1,433)

Net (loss) income	$(4,253)	$258	$(1,209)

Net (loss) income per share:
Basic	$(.13)	$.01	$(.04)

Diluted	$(.13)	$.01	$(.04)

Average shares outstanding:
Basic	33,585	33,632	33,782

Diluted	34,599	34,828	35,568

	As Restated

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2003
Revenue	$255,723	$307,741	$249,979	$251,377	$1,064,820
Gross margin	82,067	99,497	82,097	83,231	346,892
(Loss) income before income taxes	(6,106)	650	(258)	(2,809)	(8,523)
Income tax benefit (expense)	1,689	(528)	(1,247)	(518)	(604)

Net (loss) income	$(4,417)	$122	$(1,505)	$(3,327)	$(9,127)

Net (loss) income per share:
Basic	$(.13)	$.00	$(.04)	$(.10)	$(.27)

Diluted	$(.13)	$.00	$(.04)	$(.10)	$(.27)

Average shares outstanding:
Basic	33,585	33,632	33,782	33,945	33,736

Diluted	34,599	34,828	35,568	35,861	35,147

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2002
Revenue	$239,684	$313,267	$214,156	$236,219	$1,003,326
Gross margin	84,466	113,301	64,614	73,856	336,237
Income (loss) before income taxes	6,654	18,932	8,199	(24,285)	9,500
Income tax (expense) benefit	(3,106)	(7,871)	(3,550)	5,382	(9,145)

Net income (loss)	$3,548	$11,061	$4,649	$(18,903)	$355

Net income (loss) per share:
Basic	$.11	$.33	$.14	$(.56)	$.01

Diluted	$.10	$.31	$.13	$(.56)	$.01

Average shares outstanding:
Basic	33,309	33,493	33,531	33,556	33,472

Diluted	34,661	35,196	34,654	34,470	34,677

      Net income (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 12, 2004.

      The information required by this Item 10 with respect to the Company’s executive officers appears as Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

      The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 12, 2004.

      The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference from the information provided under the heading “Committees of the Board” of the Company’s definitive Proxy Statement anticipated to be dated April 12, 2004.

      The Company’s Board of Directors has determined that Mr. Douglas B. Fox and Mr. Wendell M. Smith, who serve on the Company’s Audit Committee, are each an “audit committee financial expert” and are “independent”, in accordance with the Sarbanes-Oxley Act of 2002 (“SOX”), Exchange Act Rule 10A-3 and New York Stock Exchange listing requirements.

      The Company’s corporate governance guidelines as well as charters for the Company’s Audit Committee, Compensation and Management Development Committee and Nominating and Corporate Governance Committee are available on the Company’s website (www.bowne.com) and are available in print without charge to any shareholder who requests them from the Corporate Secretary.

      In accordance with SOX and New York Stock Exchange listing requirements, the Company has adopted a code of ethics that covers its directors, officers and employees including, without limitation, its principal executive officer, principal financial officer, principal accounting officer, and controller. The code of ethics is posted on the Company’s website (www.bowne.com) and is available in print without charge to any shareholder who requests it from the Corporate Secretary.

Item 11.	Executive Compensation

      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 12, 2004, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 12, 2004, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 15 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

      Not applicable.

Item 14.	Principal Accounting Fees and Services

      The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Proposal Two — Appointment of Auditors” of the Company’s definitive Proxy Statement anticipated to be dated April 12, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Independent Auditors’ Report	40
Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001	41
Consolidated Balance Sheets as of December 31, 2003 and 2002	42
Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001	43
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2003, 2002 and 2001	44
Notes to Consolidated Financial Statements	45-77

(2) Financial Statement Schedule — Years Ended December 31, 2003, 2002 and 2001

Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules are omitted because they are not applicable.

(3) Exhibits:

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999)

10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (filed herewith)
10.13	—	Long-Term Performance Plan (filed herewith)
10.14	—	Deferred Award Plan (filed herewith)
10.15	—	Note Purchase Agreement dated January 30, 2002, related to $75 million Senior Unsecured Notes (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2001)
10.16	—	First Amendment, dated as of July 2, 2002, to Note Purchase Agreements dated as of January 30, 2002, related to $75 million Senior Unsecured Notes (incorporated by reference to Exhibit 10.14 in the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.17	—	Intercreditor Agreement, dated as of July 2, 2002, related to First Amendment to Note Purchase Agreements (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.18	—	Credit Agreement dated July 2, 2002, related to $175 million revolving credit facility (incorporated by reference to Exhibit 10.16 in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002)
10.19	—	Stock Purchase Agreement by and among BGS Companies, Inc. and Berlitz International, Inc. and Berlitz Investment Corporation dated August 7, 2002 (incorporated by reference to Exhibit 10.17 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002)
10.20	—	Second Amendment, dated as of March 28, 2003, to Note Purchase Agreements dated as of January 30, 2002, related to $75 million Senior Unsecured Notes (incorporated by reference to Exhibit 10.18 in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2003)
10.21	—	Intercreditor and Collateral Agency Agreement, dated as of March 28, 2003, related to Second Amendment to Note Purchase Agreements (incorporated by reference to Exhibit 10.19 in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2003)
10.22	—	First Amendment, dated as of March 28, 2003, to Credit Agreement dated as of July 2, 2002, related to $175 million revolving credit facility (incorporated by reference to Exhibit 10.20 in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2003)
10.23	—	Third Amendment, dated as of September 17, 2003, to Note Purchase Agreements dated January 30, 2003, relating to $75.0 million Senior Notes (incorporated by reference to Exhibit 10.1 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.24	—	Second Amendment, dated as of September 18, 2003, to Credit Agreement dated as of July 2, 2002, related to $175.0 million revolving credit facility (incorporated by reference to Exhibit 10.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
21	—	Subsidiaries of the Company

23.1	—	Consent of KPMG LLP, Independent Auditors
23.2	—	Auditors’ Report on Schedule, KPMG LLP
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board, President and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board, President and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

      (b) Reports on Form 8-K

Report dated October 29, 2003, relating to the Company’s earnings press release for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

By:	/s/ ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. JOHNSON (Robert M. Johnson)	Chairman of the Board, President and Chief Executive Officer (and Director)	March 15, 2004

/s/ C. CODY COLQUITT (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ RICHARD BAMBACH, JR. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004

/s/ CARL J. CROSETTO (Carl J. Crosetto)	Director	March 15, 2004

/s/ DOUGLAS B. FOX (Douglas B. Fox)	Director	March 15, 2004

/s/ GLORIA M. PORTELA (Gloria M. Portela)	Director	March 15, 2004

/s/ H. MARSHALL SCHWARZ (H. Marshall Schwarz)	Director	March 15, 2004

/s/ WENDELL M. SMITH (Wendell M. Smith)	Director	March 15, 2004

/s/ LISA A. STANLEY (Lisa A. Stanley)	Director	March 15, 2004

(Vincent Tese)	Director	March 15, 2004

/s/ HARRY WALLAESA (Harry Wallaesa)	Director	March 15, 2004

/s/ RICHARD R. WEST (Richard R. West)	Director	March 15, 2004

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2003	$16,142	$5,017	$4,831	$16,328
Year Ended December 31, 2002	$14,808	$7,828	$6,494	$16,142
Year Ended December 31, 2001	$15,206	$12,257	$12,655	$14,808

(a)	Uncollectible accounts written off, net of recoveries.

S-1