Form 10-Q
period 2004-03-31
BOWNE & CO INC
filed 2004-05-07
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

          The Registrant had 34,975,339 shares of Common Stock outstanding as of April 30, 2004.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	27
PART II
Item 6.	Exhibits and Reports on Form 8-K	28
EX-31.1: CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-31.2: CERTIFICATION OF CHIEF FINANCIAL OFFICER
EX-32.1: CERTIFICATION OF CHIEF EXECUTIVE OFFICER
EX-32.2: CERTIFICATION OF CHIEF FINANCIAL OFFICER

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

		Restated 2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$289,546	$255,723
Expenses:
Cost of revenue	(188,453)	(173,092)
Selling and administrative	(75,443)	(70,745)
Depreciation	(9,336)	(10,191)
Amortization	(905)	(946)
Restructuring charges, integration costs and asset impairment charges	(6,083)	(5,192)

	(280,220)	(260,166)

Operating income (loss)	9,326	(4,443)
Interest expense	(2,801)	(2,333)
Other income, net	420	670

Income (loss) before income taxes	6,945	(6,106)
Income tax (expense) benefit	(3,685)	1,689

Net income (loss)	$3,260	$(4,417)

Earnings (loss) per share:
Basic	$.09	$(.13)

Diluted	$.09	$(.13)

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,

		Restated
		2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands)
Net income (loss)	$3,260	$(4,417)
Foreign currency translation adjustment	(3,630)	3,520
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $6 and ($349) for 2004 and 2003, respectively	10	(524)

Comprehensive loss	$(360)	$(1,421)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$12,691	$17,010
Marketable securities	42	77
Accounts receivable, less allowance for doubtful accounts of $16,110 (2004) and $16,328 (2003)	228,841	197,903
Inventories	33,874	20,290
Prepaid expenses and other current assets	34,315	34,509

Total current assets	309,763	269,789
Property, plant and equipment at cost, less accumulated depreciation of $301,791 (2004) and $295,574 (2003)	129,628	134,862
Other noncurrent assets:
Goodwill, less accumulated amortization of $33,203 (2004) and $33,293 (2003)	247,685	250,260
Intangible assets, less accumulated amortization of $9,579 (2004) and $8,694 (2003)	41,412	42,572
Deferred income taxes	9,044	2,043
Other	18,103	18,502

Total assets	$755,635	$718,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$635	$770
Accounts payable	54,515	37,866
Employee compensation and benefits	58,582	69,385
Accrued expenses and other obligations	65,161	70,923

Total current liabilities	178,893	178,944
Other liabilities:
Long-term debt — net of current portion	153,330	139,828
Deferred employee compensation and other	62,194	50,521

Total liabilities	394,417	369,293

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 Issued and outstanding 40,808,117 shares (2004) and 40,334,233 shares (2003)	408	403
Additional paid-in capital	67,576	56,882
Retained earnings	324,757	323,370
Treasury stock, at cost, 5,841,246 shares (2004) and 6,296,750 shares (2003)	(51,517)	(55,534)
Accumulated other comprehensive income, net	19,994	23,614

Total stockholders’ equity	361,218	348,735

Total liabilities and stockholders’ equity	$755,635	$718,028

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

		Restated
		2003
	2004	(See Note 3)

	(Unaudited)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,260	$(4,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,336	10,191
Amortization	905	946
Asset impairment charges	149	201
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(34,818)	(52,901)

Net cash used in operating activities — continuing operations	(21,168)	(45,980)
Cash used in discontinued operations	(252)	(568)

Net cash used in operating activities	(21,420)	(46,548)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	525	884
Purchase of property, plant, and equipment	(5,067)	(5,962)

Net cash used in investing activities	(4,542)	(5,078)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	45,967	79,441
Payment of debt	(32,522)	(47,139)
Proceeds from stock options exercised	10,071	387
Payment of dividends	(1,873)	(1,847)

Net cash provided by financing activities	21,643	30,842

Decrease in cash and cash equivalents	(4,319)	(20,784)
Cash and cash equivalents, beginning of period	17,010	32,881

Cash and cash equivalents, end of period	$12,691	$12,097

Supplemental cash flow information:
Cash paid for interest	$2,540	$3,222

Net cash paid for income taxes	$4,979	$2,974

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

      The financial information as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 3.	Restatement of 2003 Quarterly Financial Results

      The Company’s quarterly results for the three months ended March 31, 2003 have been restated to reflect the reduction in other income from the CaseSoft joint venture (acquired in December 2002) due to a misinterpretation of a preferential profit allocation provision in the joint venture agreement. The impact on loss before income taxes for the first quarter of 2003 was $267 and the impact on net loss was $164, or $.005 per share. A summary of the restated financial information for the quarter ended March 31, 2003 is as follows:

	As Previously	As
	Reported	Restated

Quarter Ended March 31, 2003
Other income, net	$937	$670

Loss before income taxes	$(5,839)	$(6,106)
Income tax benefit	1,586	1,689

Net loss	$(4,253)	$(4,417)

Net loss per share:
Basic	$(.13)	$(.13)

Diluted	$(.13)	$(.13)

      A summary of the restated quarterly financial information for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Note 4.	Stock-Based Compensation

      The Company has several stock-based employee compensation plans, which are described more fully in Note 15 to the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,

	2004	2003 (As restated)

Net income (loss):
As reported	$3,260	$(4,417)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(604)	(587)

Pro forma net income (loss)	$2,656	$(5,004)

As reported earnings (loss) per share:
Basic	$.09	$(.13)
Diluted	$.09	$(.13)
Pro forma earnings (loss) per share:
Basic	$.08	$(.15)
Diluted	$.07	$(.15)

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months
	Ended March 31,

	2004	2003
	Grants	Grants

Expected dividend yield	—	2.1%
Expected stock price volatility	—	38.5%
Risk-free interest rate	—	2.1%
Expected life of options	—	3 years
Weighted-average fair value	—	$2.34

      The Company did not grant any options during the quarter ended March 31, 2004.

Note 5.	Effect of Recent Accounting Pronouncements

      In March 2004, the FASB issued an exposure draft (Proposed Statement of Financial Accounting Standards) entitled “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95.” The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. Also, if the proposed Statement is adopted, the Company would be required to record a charge to earnings for stock-based compensation in its future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for using the fair-value method of accounting. The Company will continue to monitor the progress of this proposed Statement and is evaluating its impact on the financial statements, if adopted.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were adopted by the Company as of March 31, 2004; the Company has evaluated the impact and such adoption did not have an effect on the Company’s financial statements.

Note 6.	Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed conversion of all potentially dilutive securities. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed conversion of all potentially dilutive securities are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted-average diluted shares outstanding for the three months ended March 31, 2004 and 2003 excludes the dilutive effect of approximately 553,744 and 4,467,108 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period.

	Three Months Ended
	March 31,

	2004	2003

Basic shares	35,247,098	33,584,566
Diluted shares	36,522,297	34,599,098

Note 7.	Inventories

      Inventories of $33,874 at March 31, 2004 included raw materials of $7,335, and work-in-process of $26,539. At December 31, 2003, inventories of $20,290 included raw materials of $5,149 and work-in-process of $15,141.

Note 8.	Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at December 31, 2003	$16,316	$107,890	$126,054	$250,260
Foreign currency translation adjustment	(50)	—	(2,525)	(2,575)

Balance at March 31, 2004	$16,266	$107,890	$123,529	$247,685

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill decreased $2,575 in the first quarter of 2004, as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$35,174	$8,423	$35,423	$7,708
Software licenses and proprietary technology	1,734	676	1,760	596
Covenants not-to-compete	1,800	480	1,800	390
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	10,383	—	10,383	—

	$50,991	$9,579	$51,266	$8,694

      Amortization expense related to identifiable intangible assets was $905 and $946 for the three months ended March 31, 2004 and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 31, 2008 is shown below:

2004	$3,580
2005	$3,548
2006	$3,380
2007	$3,148
2008	$2,653

Note 9.	Accrued Restructuring and Integration Charges

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets over the last several years and the variability in transactional financial printing activity. In addition, the Company has also completed implementation of a new operating model, which uses technology to better manage its resources. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions, and costs associated with closing down facilities. In addition, in connection with the Company’s acquisition of Mendez S.A. in August 2001 and Berlitz GlobalNet (“GlobalNet”) in September 2002, the Company incurred certain costs to integrate these operations into the existing globalization operations, including costs to shutdown certain facilities and terminate certain employees. These activities are further described in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      During 2003, the Company continued implementation of the cost reduction efforts announced in the fourth quarter of 2002, and initiated further cost reductions as it responded to the continued lower levels of capital market activity during the first half of 2003. These cost reductions included additional workforce reductions in all business segments and in certain corporate departments, the closing of its London manufacturing facility and a portion of the London financial printing customer service center, closing two other offices in the financial printing segment, as well as adjustments related to changes in assumptions in some previous office closings in the financial printing segment. There was also an asset impairment charge for

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a technology system which no longer had value to the Company. The integration of GlobalNet’s operations with the existing BGS operation continued which resulted in additional headcount reductions, office closings and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $25,591 during the year ended December 31, 2003.

      During the first quarter of 2004 the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions in all business segments, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial printing segment, further consolidation of the globalization segment’s operations in Italy, as well as adjustments related to changes in assumptions in some previous office closings in the financial printing segment. These actions resulted in restructuring, integration and asset impairment charges totaling $6,083 for the quarter ended March 31, 2004.

      The following information summarizes the costs incurred with respect to restructuring activities initiated during the first quarter of 2004:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$829	$1,539	$153	$972	$3,493
Outsourcing	246	—	—	—	246
Globalization	1,312	143	(4)	29	1,480
Corporate	864	—	—	—	864

Total	$3,251	$1,682	$149	$1,001	$6,083

      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs since December 31, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2002	$7,294	$3,438	$833	$11,565
2003 Expenses	14,777	5,072	3,397	23,246
Paid in 2003	(18,602)	(3,472)	(3,322)	(25,396)

Balance at December 31, 2003	3,469	5,038	908	9,415
2004 Expenses	3,251	1,682	1,001	5,934
Paid in 2004	(1,866)	(520)	(659)	(3,045)

Balance at March 31, 2004	$4,854	$6,200	$1,250	$12,304

      The Company expects to incur total restructuring and integration charges in 2004 of approximately $7 million.

      The Company expects to make payments totaling approximately $2.5 million in 2004 on its accruals related to leased facilities closures, with the remaining payments on closed facilities expected to be made over the remaining terms of the respective leases through 2015. These estimated payments are net of expected payments from subleases. The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of the third quarter of 2004.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining balance on this accrual at December 31, 2003 and March 31, 2004 was $1,525 and $831, respectively, consisting primarily of employee severance expected to be paid by March 2005.

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

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	525	475	1,000
Paid in 2003	(1,120)	(561)	(1,681)

Balance at December 31, 2003	230	523	753
Paid in 2004	(83)	(82)	(165)

Balance at March 31, 2004	$147	$441	$588

Note 10.	Debt

      The components of debt at March 31, 2004 and December 31, 2003 are as follows:

	March 31,	December 31,
	2004	2003

Convertible subordinated debentures	$75,000	$75,000
Senior notes	60,000	60,000
Senior revolving credit facility	16,500	3,000
Other	2,465	2,598

	$153,965	$140,598

      During the quarters ended March 31, 2004 and 2003, the average interest rate on the Company’s revolving line of credit approximated 5.2% and 4%, respectively. The Company had $98.5 million of borrowings available under this line of credit as of March 31, 2004.

      The terms of the senior notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of March 31, 2004 and December 31, 2003, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants throughout fiscal year 2004. The Company is not subject to any financial covenants under the debentures.

      The Company’s Canadian subsidiary had a $10 million Canadian dollar credit facility as of December 31, 2003. In February 2004, the credit facility was re-negotiated and reduced to $4.3 million Canadian dollars. In

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, the Company’s previous guarantee of up to $6 million Canadian dollars was removed, and in its place, the Canadian subsidiary used its equipment as collateral. There was no balance on this credit facility as of March 31, 2004 and December 31, 2003.

Note 11.	Postretirement Benefits

      The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan was closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, current participants in the plan benefits are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and the SERP are described more fully in Note 11 to the Company’s annual report on Form 10-K for the year ended December 31, 2003. Employees covered by union agreements (less than 1% of total Company employees) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

      The components of the net periodic benefit cost are as follows:

			SERP
	Pension Plan

			Three Months
	Three Months Ended		Ended
	March 31,		March 31,

	2004	2003	2004	2003

Service cost	$1,518	$1,447	$168	$169
Interest cost	1,684	1,427	409	421
Expected return on plan assets	(1,335)	(980)	—	—
Amortization of transition (asset) liability	(80)	(77)	25	26
Amortization of prior service cost	80	76	337	349
Amortization of actuarial loss	280	257	152	110

Net periodic cost of defined benefit plans	2,147	2,150	1,091	1,075
Union plans	95	69	—	—
Other retirement plans	387	414	—	—

Total cost	$2,629	$2,633	$1,091	$1,075

      The Company had previously disclosed in its annual report on Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $14.7 million to its pension plan in 2004. As a result of the new pension legislation passed in April 2004, the Company lowered its estimate of expected contributions in 2004 to approximately $8.3 million. No contributions were made during the first quarter of 2004. In April 2004, the Company contributed $3.4 million to the plan. The Company expects to make the remaining $4.9 million contribution by September 2004.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income (loss) are summarized as follows:

	March 31,	December 31,
	2004	2003

Foreign currency translation adjustment	$22,446	$26,076
Minimum pension liability adjustment (net of tax effect)	(2,435)	(2,435)
Unrealized losses on marketable securities (net of tax effect)	(17)	(27)

	$19,994	$23,614

Note 13.	Segment Information

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

      Financial Printing — transactional financial printing, compliance reporting, mutual fund printing, commercial printing, digital printing, EDGAR filing, and electronic delivery of personalized communications.

      Outsourcing — outsourcing services such as document processing and management, information technology, and litigation support services, primarily for the legal and financial communities. This segment is commonly referred to as Bowne Business Solutions (BBS).

      Globalization — outsourced globalization solutions, including solutions that use translation, localization, technical writing and interpretation services to help companies adapt their communications or products for use in other cultures and countries around the world. This segment is commonly referred to as Bowne Global Solutions (BGS).

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003 (As Restated)

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$169,523	$138,567
Outsourcing	65,380	64,021
Globalization	54,643	53,135

	$289,546	$255,723

Segment profit:
Financial printing	$24,362	$10,846
Outsourcing	4,634	2,531
Globalization	2,039	2,518
Corporate/ Other (see detail below)	(11,048)	(8,531)

	$19,987	$7,364

Depreciation expense:
Financial printing	$6,279	$7,125
Outsourcing	1,135	1,013
Globalization	1,518	1,639
Corporate	404	414

	$9,336	$10,191

Segment profit less depreciation:
Financial printing	$18,083	$3,721
Outsourcing	3,499	1,518
Globalization	521	879
Corporate/ Other	(11,452)	(8,945)

	10,651	(2,827)
Amortization expense	(905)	(946)
Interest expense	(2,801)	(2,333)

Income (loss) before income taxes	$6,945	$(6,106)

Corporate/Other (by type):
Shared corporate expenses	$(5,059)	$(4,009)
Other income, net	94	670
Restructuring charges, integration costs and asset impairment charges	(6,083)	(5,192)

	$(11,048)	$(8,531)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Discontinued Operations

      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $858 and $1,131 at March 31, 2004 and December 31, 2003, respectively. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

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

Overview

      The Company had favorable results for the first quarter of 2004. These results are a direct effect of the fundamental changes made to the Company’s business over the last several years and the increased activity in the capital markets. The results are consistent with the upward trend in capital markets activity that began in the second half of 2003.

      Within operations, Bowne continued to pursue process improvements throughout the Company and sought to increase operating efficiencies while controlling capital expenditures. Primarily in connection with the creation of more efficient business models and the continued integration within Bowne Global Solutions, the Company incurred restructuring charges of $6.1 million for the first quarter of 2004, consisting largely of approximately $3.5 million and $1.5 million related to the financial print segment and the globalization segment, respectively.

•	Financial Printing. Revenue increased $31.0 million, or 22%, and more significantly, segment profit increased $13.5 million, or 125%, for the 2004 first quarter as compared to the same period last year. The increase in segment profit is a direct result of the improved efficiency of the Company’s financial print business. The strong performance of the financial print segment for the first quarter of 2004 builds on the improvement the Company experienced in the second half of 2003. The Company continues to be optimistic about the remainder of 2004 in financial print, due to the building momentum in the capital markets.

•	Outsourcing. Bowne Business Solutions reported revenues of $65.4 million for the first quarter of 2004, 2% higher than the same period in 2003. More importantly, segment profit as a percentage of revenue for the first quarter of 2004 was 7%, the highest since the second quarter of 2002 and the fourth consecutive quarter of segment profit growth. During the second quarter of 2004, the Company expects to see continued growth in existing customer document volumes and growth in its litigation support business, Bowne DecisionQuest.

•	Globalization. Bowne Global Solutions revenue of $54.6 million for the first quarter of 2004 represents a 3% increase over the first quarter of 2003. Segment profit as a percentage of revenue was down slightly in 2004 as compared to 2003, primarily from certain budgeted discretionary expenditures made in the first quarter of 2004 in anticipation of significantly improving activity as the year progresses. The 2004 first quarter also reflects slower activity in this segment as a result of normal seasonality. The Company remains optimistic about the remainder of 2004.

Items Affecting Comparability

      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in transactional financial printing activity. In addition, the Company has also completed implementation of a new operating model, which uses technology to better manage its resources. To implement this new operating model, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions.

      The following table summarizes the amounts incurred for restructuring, integration and asset impairment charges for each segment for the quarters ended March 31, 2004 and 2003:

	Quarters Ended
	March 31,

	2004	2003

Financial Printing	$3,493	$4,156
Outsourcing	246	569
Globalization	1,480	410
Corporate	864	57

Total	$6,083	$5,192
After-tax impact	$4,479	$3,522
Per share impact	$0.12	$0.10

      The actions taken in the first quarter of 2004 are estimated to result in additional annualized savings of approximately $5 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $155 to $160 million through March 31, 2004. Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work during the period from 1996 through 2000. The Company does not anticipate the need to replace this staff or the closed facilities in order to respond to a recovery in the capital markets, therefore yielding a higher degree of operating leverage and allowing the Company to increase productivity in such a recovery. The Company believes the current financial print model has the capacity to support annual transactional revenues up to $320 million without adding fixed costs. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments to better respond to fluctuations in demand and to integrate the acquisitions of Mendez and GlobalNet into the existing BGS operation. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 9 to the Condensed Consolidated Financial Statements.

      The Company expects to incur total restructuring and integration charges for the full year 2004 of approximately $7 million, primarily related to further consolidation of facilities in the Company’s financial printing segment and in the globalization segment.

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

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

Financial Printing

	Quarters Ended March 31,
					Quarter Over Quarter
		% of		% of
Financial Printing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$66,726	39%	$44,814	32%	$21,912	49%
Compliance reporting	44,394	26	35,281	25	9,113	26
Mutual funds	35,541	21	35,736	26	(195)	(1)
Commercial	8,574	5	8,928	7	(354)	(4)
Other	14,288	9	13,808	10	480	3

Total revenue	169,523	100	138,567	100	30,956	22
Cost of revenue	(99,154)	(59)	(85,417)	(62)	(13,737)	16

Gross margin	70,369	41	53,150	38	17,219	32
Selling and administrative	(46,007)	(27)	(42,304)	(30)	(3,703)	9

Segment profit	$24,362	14%	$10,846	8%	$13,516	125%

Other Items:
Depreciation	$(6,279)	(4)%	$(7,125)	(5)%	$846	(12)%
Restructuring, integration and asset impairment charges	(3,493)	(2)	(4,156)	(3)	663	(16)

      Financial printing revenue increased 22% for the quarter ended March 31, 2004, with the largest class of service in this segment, transactional financial printing, up 49% in the current year. There was increased transactional activity in all markets in the first quarter of 2004 over the first quarter of 2003, consistent with the trend experienced in the second half of 2003. Revenue from the international market increased 47% to $21,413 for the quarter ended March 31, 2004, as compared to $14,532 for the same period in 2003. Some of this increase is attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 31% compared to the first quarter of 2003. The international markets have historically lagged the domestic markets in recovery. However, as the domestic capital market continues to improve, the international markets are also showing signs of a rebound.

      The Company continues to reinforce its industry leadership in both the domestic and international markets, and handled both the largest IPO and merger and acquisition transactions of the quarter. The Company remains optimistic regarding the revenue from transactional financial printing for 2004 due to the building momentum in the capital markets. In the mergers and acquisitions market, there are several significant transactions in process, and in the IPO market, 47 companies came to market in the first quarter of 2004, as compared to 5 in the same period in 2003.

      Compliance reporting revenue increased 26% for the quarter ended March 31, 2004. Improvement in compliance reporting is linked to the new Securities and Exchange Commission regulations and more extensive disclosure requirements as well as the accelerated timeline under which the Company’s clients are required to make their filings. The Company has experienced a 23% increase in the number of compliance documents filed for 2004 as compared to the first quarter of 2003. We believe that a portion of this revenue increase may reflect a shift from revenue that we have historically recognized in the second quarter as a result of the accelerated disclosure timeline. As a result, the timing of a portion of these revenues may be permanently altered in the future.

      Mutual fund services revenue decreased 1% for the quarter ended March 31, 2004, which is primarily due to tightened spending by mutual funds and the loss of some clients due to pressure from competitive pricing.

      Gross margin of the financial printing segment increased by 32%, and the margin percentage increased by approximately three percentage points to 41%. The increased activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Improved margins for compliance reporting have also contributed to the increase in gross margin for the quarter ended March 31, 2004. As the capital markets gain strength, we believe the more efficient operating model the Company has developed over the past several years is contributing to our improved gross margin. The Company intends to continue to focus on controlling and reducing costs going forward.

      Selling and administrative expenses increased 9%. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs, offset by the continual effort to manage expenses. As a percent of sales, selling and administrative expenses decreased approximately three percentage points to 27% from the first quarter of 2003 to the first quarter of 2004, partially as a result of a higher revenue base available to absorb certain fixed selling and administrative expenses.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the first quarter of 2004, the Company initiated further cost reductions aimed at increasing operational efficiencies, including the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs for the quarter ended March 31, 2004 were $3,493 compared to $4,156 in 2003.

      Segment profit (as defined in Note 13 to the Consolidated Financial Statements) from this segment increased 125% for the quarter ended March 31, 2004 compared to 2003. The increase in segment profit is primarily a result of increased revenues and gross margin from transactional and compliance financial printing in 2004. A higher gross margin percentage resulting from improved operating efficiencies, as well as lower selling and administrative expenses as a percent of sales also contributed to an increased segment profit in 2004. Segment profit as a percentage of revenue increased six percentage points from 2003 to 2004. Refer to Note 13 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Outsourcing

	Quarters Ended March 31,
					Quarter Over Quarter
		% of	Restated	% of
Outsourcing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$65,380	100%	$64,021	100%	$1,359	2%
Cost of revenue	(53,077)	(81)	(53,092)	(83)	15	0

Gross margin	12,303	19	10,929	17	1,374	13
Selling and administrative	(7,995)	(12)	(8,398)	(13)	403	(5)
Other income	326	0	—	—	326	0

Segment profit	$4,634	7%	$2,531	4%	$2,103	83%

Other Items:
Depreciation	$(1,135)	(2)%	$(1,013)	(2)%	$(122)	12%
Restructuring, integration and asset impairment charges	(246)	0	(569)	(1)	323	(57)

      Revenue increased 2% for the quarter ended March 31, 2004. The increase is primarily due to the revenue from the core outsourcing business increasing approximately $2.5 million for the quarter ended March 31, 2004 as compared to 2003. The combination of prior year new contract additions and increasing document volumes within investment banking clients are offsetting the negative impact of client downsizings and dissolutions experienced within the outsourcing business during 2003. This was offset by a decrease of approximately $1.1 million for DecisionQuest.

      The outsourcing segment provides a full array of outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to navigate business volatility more effectively. Declining volumes can be offset somewhat through monthly minimum charges on certain contracts, as well as contract language that calls for the removal of underutilized assets such as copier machines. At the same time, the Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. During the first quarter of 2004, the Company secured seven new multi-year outsourcing contracts, four of which were in the legal market, two within the investment banking industry and one within the financial services industry. As a result, the Company has added $26 million in total new contract revenue over the life of those contracts to its existing base of business. In addition, in the first quarter of 2004, the Company renewed five existing client contracts with a total contract value of approximately $42 million. The Company anticipates continued growth in existing customer volumes if the capital markets continue to improve in the second quarter of 2004.

      Gross margin from this segment increased 13% for the quarter ended March 31, 2004, while the margin percentage increased approximately two percentage points to 19%. The increase in gross margin is related to increased revenue partially from improvement in customer document volumes, expense reductions made in the prior year, and a continued focus on productivity during the first quarter of 2004.

      Selling and administrative expenses decreased 5%, and as a percent of sales, decreased approximately one percentage point to 12%. The decreases are a direct result of improved workflow processes and a continued focus on expense management.

      During the quarter ended March 31, 2004, the outsourcing segment incurred $246 in restructuring and asset impairment charges, compared to $569 in the quarter ended March 31, 2003.

      The outsourcing segment includes in its segment profit its share of income (loss) from the CaseSoft joint venture equity investment acquired as part of the December 2002 DecisionQuest acquisition. The outsourcing segment recognized income of $326 for the quarter ended March 31, 2004 in connection with this joint venture, and no income for the quarter ended March 31, 2003.

      Segment profit (as defined in Note 13 to the Consolidated Financial Statements) from this segment increased 83% for the quarter ended March 31, 2004 as compared to 2003. This improvement is the result of higher customer document volumes and the implementation of a more efficient service model. Segment profit as a percentage of revenue also increased three percentage points from the first quarter of 2003 to the first quarter of 2004. Refer to Note 13 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Globalization

	Quarters Ended March 31,
					Quarter Over Quarter
		% of		% of
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$54,643	100%	$53,135	100%	$1,508	3%
Cost of revenue	(36,177)	(66)	(34,576)	(65)	(1,601)	5

Gross margin	18,466	34	18,559	35	(93)	(1)
Selling and administrative	(16,427)	(30)	(16,041)	(30)	(386)	2

Segment profit	$2,039	4%	$2,518	5%	$(479)	(19)%

Other Items:
Depreciation	$(1,518)	(3)%	$(1,639)	(3)%	$121	(7)%
Restructuring, integration and asset impairment charges	(1,480)	(3)	(410)	(1)	(1,070)	261

      Revenue increased 3% for the quarter ended March 31, 2004. Adjusting for the impact of foreign currency rates, revenue decreased approximately 7% from the prior year. Growth in the localization business of approximately $1.9 million was offset by a decline in the demand for interpretation services as well as delayed commitments from certain leading localization customers in the IT and telecommunications sectors. The first quarter generally reflects slower activity as a result of normal seasonality in this segment. Based upon a higher level of commitments during the first quarter of 2004, as well as the Company’s investment in an expanded sales force, stronger revenue performance is anticipated for the second quarter and remainder of the year. The expansion of the European Union in May 2004, as well as the fact that the Company is extending its services to a more diversified client base is expected to allow the Company to capture broader market opportunities in this segment. New contracts signed in the first quarter of 2004 include a $5 million project with a leading European telecommunications firm, spanning work in testing, localization, and technical writing, a $2.7 million deal with a global e-learning course development firm, and several contracts with a number of European clients in the government and public health sectors for translation and interpretations services.

      Gross margin from this segment declined slightly, while the gross margin percentage decreased 1% to approximately 34%, partly due to the impact of foreign currency rates. The Company anticipates slight margin improvement as it continues to merge redundant facilities and leverages its current fixed cost base on higher anticipated revenue volumes.

      Selling and administrative expenses increased 2%, and as a percentage of revenue remained flat. The increase in selling and administrative expenses is generally related to the negative impact of the weaker U.S. dollar on foreign denominated costs. At constant exchange rates, selling and administrative expenses actually declined as a result of merging redundant facilities, integrating GlobalNet with the existing BGS workforce, and lower incentive compensation expenses. There was also a certain amount of budgeted discretionary spending made in the first quarter of 2004, such as the investment in sales and marketing initiatives, including global sales force training and an extensive management meeting, which were completed in anticipation of significantly improving activity as the year progresses.

      For the quarter ended March 31, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $1,480 compared to $410 for the quarter ended March 31, 2003. In 2004, these charges were primarily related to the consolidation of offices in the segment’s Italian operations.

      As a result of the foregoing, segment profit (as defined in Note 13 to the Consolidated Financial Statements) for this segment decreased 19% for the quarter ended March 31, 2004 compared to 2003. Segment profit as a percentage of revenue decreased by one percentage point to 4% from 2003 to 2004. Refer to Note 13 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Summary

      Overall revenue increased $33,823, or 13%, to $289,546 for the quarter ended March 31, 2004. The increase is largely attributed to the increase in financial printing, specifically transactional financial and compliance reporting. There was a $18,462, or 22% increase in gross margin, and the gross margin percentage increased approximately three percentage points to 35%. This increase in gross margin percentage was primarily attributable to the impact of higher transactional financial printing activity, as well as the more efficient operating models the Company has developed over the last several years, and a continued focus on controlling and reducing costs across all business segments.

      Selling and administrative expenses on a company-wide basis increased $4,698, or 7%, to $75,443. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, offset by decreases caused by the Company’s continual effort to manage expenses. Shared corporate expenses were $5,059 in the quarter ended March 31, 2004 compared to $4,009 in the same period in 2003, an increase of $1,050, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of sales, overall selling and administrative expenses decreased two percentage points to 26%. This percentage improved due to a higher revenue base available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $855, primarily as a result of reduced capital expenditures in recent years.

      There were $6,083 in restructuring, integration, and asset impairment charges for the quarter ended March 31, 2004, as compared to $5,192 in the prior year, as discussed in Note 9 to the Condensed Consolidated Financial Statements.

      Interest expense increased $468, a 20% increase, primarily as a result of a slightly higher average interest rate in the current year (6.1% for the quarter ended March 31, 2004, as compared to 5.6% for the quarter ended March 31, 2003). The increase in interest expense is also the result of a $162 increase for the quarter ended March 31, 2004 as compared to 2003 in the amortization of deferred financing costs, resulting primarily from the additional fees relating to the Company’s convertible subordinated debentures issued in September 2003. Offsetting these increases were lower average borrowings in 2004 ($147 million for the quarter ended March 31, 2004 as compared to $154 million for the same period in 2003.)

      Income tax expense for the quarter ended March 31, 2004 was $3,685 on pre-tax income of $6,945, compared to an income tax benefit in 2003 of $1,689 on pre-tax loss of $6,106. Income tax expense in both years was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) remained at approximately 39%.

      As a result of the foregoing, net income for the quarter ended March 31, 2004 was $3,260 as compared to a net loss of $4,417 for the same period last year.

Domestic Versus International Results of Operations

      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. Most of the Company’s international operations are derived from its financial printing and globalization segments. United States and foreign components of income (loss) before income taxes for the quarters ended March 31, 2004 and 2003 are as follows:

	Quarters Ended March 31,

	2004	2003

United States	$7,381	$(1,092)
Foreign	(436)	(5,014)

Total income (loss) before taxes	$6,945	$(6,106)

      Both United States and foreign pre-tax income improved in the quarter ended March 31, 2004 compared to the same period in 2003 primarily due to the improvement in the financial printing segment, offset slightly by the lower profits from the globalization segment, as previously mentioned in the discussion of the segment operating results. In addition, the foreign results for the quarter ended March 31, 2003 included approximately $3.6 million of restructuring charges, primarily associated with the closing of the London financial printing manufacturing facility and a portion of the London financial printing customer service center. The foreign results for the quarter ended March 31, 2004 included approximately $2.4 million of restructuring charges, which included costs associated with the consolidation of the globalization segment’s operations in Italy. The Company expects the international results for both the financial printing and the globalization segment to improve. Historically, the international markets in the financial printing segment have lagged behind the domestic markets in recovery, and as the domestic markets continue to improve, the international markets are also expected to show increased signs of recovery.

Liquidity and Capital Resources

	Quarters Ended March 31,

Liquidity and Cash Flow information:	2004	2003

Working capital	$130,870	$118,004
Current ratio	1.73 to 1	1.68 to 1
Net cash (used in) operating activities	$(21,420)	$(46,548)
Net cash (used in) investing activities	$(4,542)	$(5,078)
Net cash provided by financing activities	$21,643	$30,842
Capital expenditures	$5,067	$5,962
Average days sales outstanding	67	65

      The increase in working capital results from several factors. An increase of approximately $12.6 million in working capital is due to an increase in accounts receivable as of March 31, 2004 as compared to March 31, 2003, in connection with higher revenue levels in the current year, and an increase of approximately $5.1 million due to decreases in accounts payables and accrued expenses as of March 31, 2004 compared to March 31, 2003. These increases in working capital were offset by an increase in accrued employee compensation and benefits of approximately $11.5 million as of March 31, 2004 as compared to March 31, 2003, largely in connection with expenses associated with increased revenue and profitability, such as commissions and bonuses. Overall working capital increased approximately $12.9 million.

      The Company had $98.5 million of borrowings available under its $115 million revolving credit facility as of March 31, 2004. The Company’s Canadian subsidiary also had $4.3 million Canadian dollars of available borrowings under its $4.3 million Canadian dollar credit facility as of March 31, 2004. The components of the Company’s debt and available borrowings are described fully in Note 10 to the Company’s Condensed Consolidated Financial Statements.

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

      Capital expenditures for the three months ended March 31, 2004 were $5.1 million. For the full year 2004, the Company plans capital spending of approximately $25 to $30 million.

Cash Flows

      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding increased to 67 days for the three months ended March 31, 2004 from 65 days for the same period last year, in connection with greater activity experienced in 2004. The Company had net cash used in operating activities of $21,420 and $46,548 for the quarters ended March 31, 2004 and 2003, respectively. The reduction in net cash used in operating activities in 2004 reflects a significant fluctuation due to the smaller increase in accounts receivable of approximately $8 million for the first quarter of 2004, as compared to 2003. In addition, the Company had net income of $3,260 in the quarter ended March 31, 2004 as compared to a loss of $4,417 for the same period in 2003, and there was a larger increase in accounts payable of approximately $4 million in the quarter ended March 31, 2004 as compared to 2003. Overall, cash used in operating activities decreased by approximately $25 million from 2003 to 2004.

      Net cash used in investing activities was $4,542 and $5,078 for the quarters ended March 31, 2004 and 2003, respectively. The change from 2003 to 2004 was primarily the result of less cash used in the acquisition of property, plant and equipment in the current year and less cash received from the sale of marketable securities and fixed assets in 2004.

      Net cash provided by financing activities was $21,643 and $30,842 for the quarters ended March 31, 2004 and 2003, respectively. The change in 2004 from 2003 primarily resulted from net borrowings of debt in 2004 of approximately $13,445, as compared to net borrowings of $32,302 in 2003. This fluctuation was offset by significantly higher proceeds from stock option exercises in 2004 as compared to 2003.

2004 Outlook

      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 2.

      For 2004, the Company expects improved results over 2003. The Company is optimistic about the financial print business due to the leverage in its operating model, as well as the continued momentum in capital market activity for the first quarter of 2004. The Company also expects improvement in its outsourcing segment as the capital markets improve. The Company expects improvement in its globalization segment as it continues to realize the benefits of the integration of recent acquisitions.

      The guidance for the full year 2004 results remain unchanged from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2003, and we continue to estimate that full year 2004 results will be in the ranges shown below.

Full Year 2004

Revenues:	$1.1 to $1.2 billion
Financial Print	$620 to $650 million
Outsourcing	$270 to $280 million
Globalization	$240 to $250 million
Segment Profit:
Financial Print	$70 to $90 million
Outsourcing	$19 to $22 million
Globalization	$18 to $23 million
Corporate/Other	$(17) to $(25) million
Restructuring charges	$(7) million
Depreciation and amortization	$43 to $44 million
Interest expense	$10 to $12 million
Diluted earnings per share	$0.45 to $0.77
Diluted earnings per share, excluding restructuring charges	$0.56 to $0.91
Capital expenditures	$25 to $30 million

Recent Accounting Pronouncements

      In March 2004, the FASB issued an exposure draft (Proposed Statement of Financial Accounting Standards) entitled “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95.” The proposed Statement would eliminate the ability to account for share-based compensation transactions using

APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. Also, if the proposed Statement is adopted, the Company would be required to record a charge to earnings for stock-based compensation in its future results of operations. The proposed Statement, if adopted, would be applied to public entities prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value method of accounting. The Company will continue to monitor the progress of this proposed Statement and is evaluating its impact on the financial statements, if adopted.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were adopted by the Company as of March 31, 2004; the Company has evaluated the impact and such adoption did not have an effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment and the outsourcing segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to a portion of its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior notes issued in February 2002 and its debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The senior notes have an average fixed interest rate of approximately 7.8% (including the impact of amendments and prepayments), and require principal payments between January 2006 and January 2012. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the three months ended March 31, 2004, the average interest rate on this line of credit approximated 5.2%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $.1 million, based on the average outstanding balances under the revolving credit facility during the three months ended March 31, 2004.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in

U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation (loss) income of ($3,630) and $3,520 in its consolidated statements of comprehensive loss included in stockholders’ equity for the three months ended March 31, 2004, and 2003, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board, President and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert M. Johnson, Chairman of the Board, President and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

(b)	Reports on Form 8-K

      Report dated February 11, 2004, relating to the Company’s earnings press release for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

Date: May 7, 2004

/s/ ROBERT M. JOHNSON

Robert M. Johnson
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2004

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2004

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
Vice President and
Corporate Controller
(Principal Accounting Officer)