Form 10-Q
period 2004-06-30
BOWNE & CO INC
filed 2004-08-06
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

     The Registrant had 35,270,347 shares of Common Stock outstanding as of July 30, 2004.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits and Reports on Form 8-K	36
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,

		Restated 2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$319,102	$307,741
Expenses:
Cost of revenue	(207,678)	(207,307)
Selling and administrative	(78,137)	(74,998)
Depreciation	(9,092)	(9,923)
Amortization	(889)	(891)
Gain on sale of building	896	—
Restructuring charges, integration costs and asset impairment charges	(3,044)	(9,617)

	(297,944)	(302,736)

Operating income	21,158	5,005
Interest expense	(2,758)	(2,639)
Other income (expense), net	724	(1,716)

Income before income taxes	19,124	650
Income tax expense	(8,363)	(528)

Net income	$10,761	$122

Earnings per share:
Basic	$.30	$.00

Diluted	$.29	$.00

Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,

		Restated 2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$608,648	$563,464
Expenses:
Cost of revenue	(396,131)	(380,399)
Selling and administrative	(153,580)	(145,743)
Depreciation	(18,428)	(20,114)
Amortization	(1,794)	(1,837)
Gain on sale of building	896	—
Restructuring charges, integration costs and asset impairment charges	(9,127)	(14,809)

	(578,164)	(562,902)

Operating income	30,484	562
Interest expense	(5,559)	(4,972)
Other income (expense), net	1,144	(1,046)

Income (loss) before income taxes	26,069	(5,456)
Income tax (expense) benefit	(12,048)	1,161

Net income (loss)	$14,021	$(4,295)

Earnings (loss) per share:
Basic	$.39	$(.13)

Diluted	$.38	$(.13)

Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,

		Restated
		2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands)
Net income	$10,761	$122
Foreign currency translation adjustment	(2,050)	7,605
Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of $0 and $81 for 2004 and 2003, respectively	(1)	121

Comprehensive income	$8,710	$7,848

	Six Months Ended
	June 30,

		Restated
		2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands)
Net income (loss)	$14,021	$(4,295)
Foreign currency translation adjustment	(5,680)	11,125
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $6 and $(268) for 2004 and 2003, respectively	9	(403)

Comprehensive income	$8,350	$6,427

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$14,858	$17,010
Marketable securities	103	77
Accounts receivable, less allowance for doubtful accounts of $16,767 (2004) and $16,328 (2003)	245,102	197,903
Inventories	24,474	20,290
Prepaid expenses and other current assets	36,266	34,509

Total current assets	320,803	269,789
Property, plant and equipment at cost, less accumulated depreciation of $308,097 (2004) and $295,574 (2003)	120,598	134,862
Other noncurrent assets:
Goodwill, less accumulated amortization of $33,122 (2004) and $33,293 (2003)	246,891	250,260
Intangible assets, less accumulated amortization of $10,469 (2004) and $8,694 (2003)	40,459	42,572
Deferred income taxes	8,607	9,457
Other	17,643	18,502

Total assets	$755,001	$725,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$681	$770
Accounts payable	45,330	46,888
Employee compensation and benefits	72,922	69,385
Accrued expenses and other obligations	55,303	61,901

Total current liabilities	174,236	178,944
Other liabilities:
Long-term debt — net of current portion	149,351	139,828
Deferred employee compensation and other	60,317	57,935

Total liabilities	383,904	376,707

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding, including treasury stock, 40,874,117 shares (2004) and 40,334,233 shares (2003)	409	403
Additional paid-in capital	69,262	56,882
Retained earnings	333,593	323,370
Treasury stock, at cost, 5,681,729 shares (2004) and 6,296,750 shares (2003)	(50,110)	(55,534)
Accumulated other comprehensive income, net	17,943	23,614

Total stockholders’ equity	371,097	348,735

Total liabilities and stockholders’ equity	$755,001	$725,442

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

		Restated
		2003
	2004	(See Note 3)

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,021	$(4,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18,428	20,114
Amortization	1,794	1,837
Asset impairment charges	201	249
Gain on sale of building	(896)	—
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(49,812)	(66,380)

Net cash used in operating activities — continuing operations	(16,264)	(48,475)
Cash used in discontinued operations	(493)	(977)

Net cash used in operating activities	(16,757)	(49,452)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	499	993
Proceeds from the sale of building, net	6,731	—
Purchase of property, plant, and equipment	(11,079)	(13,248)

Net cash used in investing activities	(3,849)	(12,255)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	101,571	144,078
Payment of debt	(91,801)	(94,289)
Proceeds from stock options exercised	12,481	759
Payment of dividends	(3,797)	(3,696)

Net cash provided by financing activities	18,454	46,852

Decrease in cash and cash equivalents	(2,152)	(14,855)
Cash and cash equivalents, beginning of period	17,010	32,881

Cash and cash equivalents, end of period	$14,858	$18,026

Supplemental cash flow information:
Cash paid for interest	$4,786	$4,890

Net cash paid for income taxes	$8,955	$1,036

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

      The financial information as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements. Operating results for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 3.	Restatement of 2003 Financial Results

      The Company’s results for the three and six month periods ended June 30, 2003 have been restated to reflect the reduction in other income from the CaseSoft joint venture (acquired in December 2002) due to a misinterpretation of a preferential profit allocation provision in the joint venture agreement. A summary of the restated quarterly financial information for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      The impact on income before income taxes for the three months ended June 30, 2003 was $221 and the impact on net income was $136, or $.004 per share. The impact on loss before income taxes for the six months ended June 30, 2003 was $488 and the impact on net loss was $300, or $.009 per share. A summary of the restated financial information for the three and six months ended June 30, 2003 is as follows:

	As Previously	As
	Reported	Restated

Three Months Ended June 30, 2003
Other expense, net	$(1,495)	$(1,716)

Income before income taxes	$871	$650
Income tax expense	(613)	(528)

Net income	$258	$122

Net income per share:
Basic	$.01	$.00

Diluted	$.01	$.00

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	As
	Reported	Restated

Six Months Ended June 30, 2003
Other expense, net	$(558)	$(1,046)

Loss before income taxes	$(4,968)	$(5,456)
Income tax benefit	973	1,161

Net loss	$(3,995)	$(4,295)

Net loss per share:
Basic	$(.12)	$(.13)

Diluted	$(.12)	$(.13)

Note 4.	Stock-Based Compensation

      The Company has several stock-based employee compensation plans, which are described more fully in Note 15 to the Company’s annual report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	June 30,

	2004	2003 (As restated)

Net income:
As reported	$10,761	$122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(596)	(578)

Pro forma net income (loss)	$10,165	$(456)

As reported earnings per share:
Basic	$.30	$.00

Diluted	$.29	$.00

Pro forma earnings (loss) per share:
Basic	$.28	$(.01)

Diluted	$.27	$(.01)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2004	2003 (As restated)

Net income (loss):
As reported	$14,021	$(4,295)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,200)	(1,165)

Pro forma net income (loss)	$12,821	$(5,460)

As reported earnings (loss) per share:
Basic	$.39	$(.13)

Diluted	$.38	$(.13)

Pro forma earnings (loss) per share:
Basic	$.36	$(.16)

Diluted	$.35	$(.16)

      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months
	Ended June 30,

	2004	2003
	Grants	Grants

Expected dividend yield	1.3%	—
Expected stock price volatility	31.6%	—
Risk-free interest rate	2.8%	—
Expected life of options	3 years	—
Weighted-average fair value	$3.42	—

	Six Months Ended
	June 30,

	2004	2003
	Grants	Grants

Expected dividend yield	1.3%	2.1%
Expected stock price volatility	31.6%	38.5%
Risk-free interest rate	2.8%	2.1%
Expected life of options	3 years	3 years
Weighted-average fair value	$3.42	$2.34

      The Company did not grant any options during the three months ended June 30, 2003.

Note 5.	Effect of Recent Accounting Pronouncements

      In July 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a tentative conclusion on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that would require the shares issuable under contingently convertible

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. As the contingent features under the Company’s convertible subordinated debentures have not been met, we do not include the impact of the conversion in our computation of diluted earnings per share. If the EITF’s tentative conclusion is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF. The Company estimates the effect of this proposed rule would be to increase the average shares outstanding used in the calculation of diluted earnings per shares by approximately 4,058,445 shares. In addition, the numerator used in the calculation of diluted earnings per share would increase by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $577 and $1,154 for the three and six months ended June 30, 2004, respectively). If the new rules were in effect during 2004, diluted earnings per share would have been lower by $.02 and $.01 per share for the three and six months ended June 30, 2004, respectively.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and amended the interpretation with FIN 46(R) in December 2003. This interpretation and its amendment set forth a requirement for an investor with a majority of the variable interests in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not entered into any arrangements with VIEs after January 31, 2003. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 were adopted by the Company as of March 31, 2004; the impact of such adoption did not have an effect on the Company’s financial statements.

Note 6.	Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted-average diluted shares outstanding for the three months ended June 30, 2004 and 2003 excludes the dilutive effect of approximately 507,934 and 3,436,029 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted-average diluted shares outstanding for the six months ended June 30, 2004 and 2003 excludes the dilutive effect of approximately 535,235 and 3,628,616 options, respectively. In addition, the weighted average diluted shares outstanding for the three and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

six months ended June 30, 2004 excludes the dilutive effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances. These contingently convertible shares have not been included in the diluted shares computation since the requirements for conversion have not been met. See Note 5 for a discussion of the potential impact of EITF Issue No. 04-08 on the Company’s diluted earnings per share calculation.

	Three Months Ended
	June 30,

	2004	2003

Basic shares	35,977,397	33,632,297
Diluted shares	37,202,842	34,827,957

	Six Months Ended
	June 30,

	2004	2003

Basic shares	35,612,247	33,608,432
Diluted shares	36,867,901	34,713,065

Note 7.	Inventories

      Inventories of $24,474 at June 30, 2004 included raw materials of $4,874, and work-in-process of $19,600. At December 31, 2003, inventories of $20,290 included raw materials of $5,149 and work-in-process of $15,141.

Note 8.	Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

	Financial
	Printing	Outsourcing	Globalization	Total

Balance at December 31, 2003	$16,316	$107,890	$126,054	$250,260
Foreign currency translation adjustment	(94)	—	(3,275)	(3,369)

Balance at June 30, 2004	$16,222	$107,890	$122,779	$246,891

      Goodwill decreased $3,369 in the six months ended June 30, 2004, as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$35,117	$9,142	$35,423	$7,708
Software licenses and proprietary technology	1,728	757	1,760	596
Covenants not-to-compete	1,800	570	1,800	390
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	10,383	—	10,383	—

	$50,928	$10,469	$51,266	$8,694

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense related to identifiable intangible assets was $889 and $891 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $1,794 and $1,837 for the six months ended June 30, 2004 and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2004 through December 31, 2008 is shown below:

2004	$3,580
2005	$3,548
2006	$3,380
2007	$3,148
2008	$2,653

Note 9.	Gain on Sale of Building

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company plans to complete its move to a new leased facility in Southern California during the third quarter of 2004.

Note 10.	Accrued Restructuring and Integration Charges

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

      During 2003, the Company continued implementation of the cost reduction efforts announced in the fourth quarter of 2002, and initiated further cost reductions as it responded to the continued lower levels of capital market activity during the first half of 2003. These cost reductions included additional workforce reductions in all business segments and in certain corporate departments, the closing of its London manufacturing facility and a portion of the London financial printing customer service center, closing two other offices in the financial printing segment, as well as adjustments related to changes in assumptions in some previous office closings in the financial printing segment. There was also an asset impairment charge for a technology system which no longer had value to the Company. The integration of GlobalNet’s operations with the existing BGS operation continued which resulted in additional headcount reductions, office closings and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $25,591 during the year ended December 31, 2003.

      During the first and second quarters of 2004 the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions in all business segments, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial printing segment, further consolidation of the globalization segment’s operations in Italy, as well as adjustments related to changes in assumptions in some previous office closings in the financial printing segment. These actions resulted in restructuring, integration and asset impairment charges totaling $3,044 for the quarter ended June 30, 2004 and $9,127 for the six months ended June 30, 2004.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information summarizes the costs incurred with respect to restructuring activities during the second quarter of 2004:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$312	$57	$—	$214	$583
Outsourcing	675	—	—	—	675
Globalization	236	563	52	905	1,756
Corporate	30	—	—	—	30

Total	$1,253	$620	$52	$1,119	$3,044

      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2002	$7,294	$3,438	$833	$11,565
2003 Expenses	14,777	5,072	3,397	23,246
Paid in 2003	(18,602)	(3,472)	(3,322)	(25,396)

Balance at December 31, 2003	3,469	5,038	908	9,415
2004 Expenses	4,504	2,302	2,120	8,926
Paid in 2004	(4,340)	(1,323)	(1,443)	(7,106)

Balance at June 30, 2004	$3,633	$6,017	$1,585	$11,235

      The Company expects to incur total restructuring and integration charges in 2004 of approximately $10 to $12 million.

      The Company expects to make payments totaling approximately $2.8 million in 2004 on its accruals related to leased facilities closures, with the remaining payments on closed facilities expected to be made over the remaining terms of the respective leases through 2015. These estimated payments are net of expected payments from subleases. The majority of the remaining accrued severance and personnel-related costs and other costs are expected to be paid by the end of 2004.

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The remaining balance on this accrual at December 31, 2003 and June 30, 2004 was $1,525 and $827, respectively, consisting primarily of employee severance expected to be paid by March 2005.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	525	475	1,000
Paid in 2003	(1,120)	(561)	(1,681)

Balance at December 31, 2003	230	523	753
Paid in 2004	(230)	(151)	(381)

Balance at June 30, 2004	$—	$372	$372

Note 11.	Debt

      The components of debt at June 30, 2004 and December 31, 2003 are as follows:

	June 30,	December 31,
	2004	2003

Convertible subordinated debentures	$75,000	$75,000
Senior notes	60,000	60,000
Senior revolving credit facility	13,000	3,000
Other	2,032	2,598

	$150,032	$140,598

      During the six months ended June 30, 2004 and 2003, the average interest rate on the Company’s revolving line of credit approximated 4% and 3%, respectively. The Company had $102 million of borrowings available under this line of credit as of June 30, 2004.

      The terms of the senior notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of June 30, 2004 and December 31, 2003, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants throughout fiscal year 2004. The Company is not subject to any financial covenants under the debentures.

      The Company’s Canadian subsidiary had a $10 million Canadian dollar credit facility as of December 31, 2003. In February 2004, the credit facility was re-negotiated and reduced to $4.3 million Canadian dollars. In addition, the Company’s previous guarantee of up to $6 million Canadian dollars was removed, and in its place, the Canadian subsidiary used its equipment as collateral. There was no balance outstanding on this credit facility as of June 30, 2004 and December 31, 2003.

Note 12.	Postretirement Benefits

      The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan was closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, plan benefits for current participants are computed at a reduced accrual rate for credited service after January 1, 2003, except for

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain employees who will continue to accrue benefits under the existing formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and the SERP are described more fully in Note 11 to the Company’s annual report on Form 10-K for the year ended December 31, 2003. Employees covered by union agreements (less than 1% of total Company employees) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

      The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP

	Three Months Ended		Three Months
	June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost	$1,518	$1,447	$168	$169
Interest cost	1,684	1,427	409	421
Expected return on plan assets	(1,335)	(980)	—	—
Amortization of transition (asset) liability	(80)	(77)	25	26
Amortization of prior service cost	80	76	337	349
Amortization of actuarial loss	280	257	152	110

Net periodic cost of defined benefit plans	2,147	2,150	1,091	1,075
Union plans	94	82	—	—
Other retirement plans	354	344	—	—

Total cost	$2,595	$2,576	$1,091	$1,075

	Pension Plan		SERP

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Service cost	$3,036	$2,894	$336	$338
Interest cost	3,368	2,854	818	842
Expected return on plan assets	(2,670)	(1,960)	—	—
Amortization of transition (asset) liability	(160)	(154)	50	52
Amortization of prior service cost	160	152	674	698
Amortization of actuarial loss	560	514	304	220

Net periodic cost of defined benefit plans	4,294	4,300	2,182	2,150
Union plans	189	151	—	—
Other retirement plans	741	758	—	—

Total cost	$5,224	$5,209	$2,182	$2,150

      The Company had previously disclosed in its annual report on Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $14.7 million to its pension plan in 2004. As a result of the new pension legislation passed in April 2004, the Company lowered its estimate of expected contributions in 2004 to approximately $8.3 million. The Company contributed $3.4 million in April 2004 and expects to make the remaining $4.9 million contribution by September 2004. In addition, as a result of the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement of certain executive management employees, the Company has increased the amount it expects to pay to participants in the SERP in 2004 from approximately $4.4 million to approximately $6.7 million.

Note 13.	Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are summarized as follows:

	June 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$20,396	$26,076
Minimum pension liability adjustment (net of tax effect)	(2,435)	(2,435)
Unrealized losses on marketable securities (net of tax effect)	(18)	(27)

	$17,943	$23,614

Note 14.	Segment Information

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

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment in the outsourcing segment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on sale of building, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, (iii) gain on sale of building and (iv) other expenses and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,

	2004	2003 (As Restated)

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$194,501	$183,418
Outsourcing	67,159	64,293
Globalization	57,442	60,030

	$319,102	$307,741

Segment profit:
Financial printing	$31,080	$22,501
Outsourcing	4,791	3,536
Globalization	3,370	3,789
Corporate/ Other (see detail below)	(7,378)	(15,723)

	$31,863	$14,103

Depreciation expense:
Financial printing	$6,028	$6,833
Outsourcing	1,227	1,009
Globalization	1,372	1,666
Corporate	465	415

	$9,092	$9,923

Segment profit less depreciation:
Financial printing	$25,052	$15,668
Outsourcing	3,564	2,527
Globalization	1,998	2,123
Corporate/ Other	(7,843)	(16,138)

	22,771	4,180
Amortization expense	(889)	(891)
Interest expense	(2,758)	(2,639)

Income before income taxes	$19,124	$650

Corporate/ Other (by type):
Shared corporate expenses	$(5,753)	$(4,391)
Other income (expense), net	523	(1,715)
Gain on sale of building	896	—
Restructuring charges, integration costs and asset impairment charges	(3,044)	(9,617)

	$(7,378)	$(15,723)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30,

	2004	2003 (As Restated)

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$364,024	$321,985
Outsourcing	132,539	128,314
Globalization	112,085	113,165

	$608,648	$563,464

Segment profit:
Financial printing	$55,442	$33,347
Outsourcing	9,425	6,067
Globalization	5,409	6,307
Corporate/ Other (see detail below)	(18,426)	(24,254)

	$51,850	$21,467

Depreciation expense:
Financial printing	$12,307	$13,958
Outsourcing	2,362	2,022
Globalization	2,890	3,305
Corporate	869	829

	$18,428	$20,114

Segment profit less depreciation:
Financial printing	$43,135	$19,389
Outsourcing	7,063	4,045
Globalization	2,519	3,002
Corporate/ Other	(19,295)	(25,083)

	33,422	1,353
Amortization expense	(1,794)	(1,837)
Interest expense	(5,559)	(4,972)

Income (loss) before income taxes	$26,069	$(5,456)

Corporate/ Other (by type):
Shared corporate expenses	$(10,812)	$(8,400)
Other income (expense), net	617	(1,045)
Gain on sale of building	896	—
Restructuring charges, integration costs and asset impairment charges	(9,127)	(14,809)

	$(18,426)	$(24,254)

Note 15.	Discontinued Operations

      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $638 and $1,131 at June 30, 2004 and December 31, 2003, respectively. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual, net of expected payments from subleases, are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

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

Overview

      The Company had favorable results for the second quarter of 2004 and for the first half of 2004. These results are a direct effect of the increased activity in the capital markets and the fundamental changes made to the Company’s business over the last several years. The results are consistent with the upward trend in capital markets activity that began in the second half of 2003.

•	Financial Printing. Revenue increased $11.1 million, or 6%, and segment profit increased $8.6 million, or 38%, for the 2004 second quarter as compared to the same period last year. For the first half of 2004, revenue increased $42.0 million, or 13% and segment profit increased $22.1 million, or 66%. The increase in segment profit is a direct result of the increase in transactional financial printing revenue and the improved efficiency of the Company’s financial print business. The strong performance of the financial print segment for the first half of 2004 builds on the improvement the Company experienced in the second half of 2003. The Company continues to be optimistic about the remainder of 2004 in financial print, due to the continued upward momentum in capital market activity.

•	Outsourcing. Bowne Business Solutions reported revenues of $67.2 million for the second quarter of 2004, 4.5% higher than the same period in 2003. Segment profit increased 35% and as a percentage of revenue was 7% for the second quarter of 2004. For the first half of 2004, revenue increased $4.2 million, or 3% and segment profit increased $3.4 million, or 55%. These results are primarily due to increased revenue from the core outsourcing business partially offset by decreased revenue from DecisionQuest.

•	Globalization. Bowne Global Solutions revenue of $57.4 million for the second quarter of 2004 represents a 4.3% decrease over the second quarter of 2003. Segment profit as a percentage of revenue was also down slightly in the second quarter of 2004 as compared to 2003. Revenue and segment profit for the first half of 2004 also decreased in comparison to the same period in 2003. These results are primarily due to the impact of projects delayed by clients that are now expected to begin in the third and fourth quarters. Additionally, continued pricing pressure and a decline in interpretation work due to a reduction in the number of cases from the Department of Justice, one of this segment’s largest clients, has contributed to the decrease in revenue and segment profit, and these trends may continue.

      Bowne continued to pursue process improvements throughout the Company and sought to increase operating efficiencies while controlling capital expenditures. Primarily in connection with the creation of more efficient business models and the continued integration within Bowne Global Solutions, the Company incurred restructuring charges of $3.0 million and $9.1 million for the second quarter and first half of 2004, respectively.

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

      The following tables summarize the amounts incurred for restructuring, integration and asset impairment charges for each segment for the quarter and six months ended June 30, 2004 and 2003:

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Financial Printing	$583	$4,976	$4,076	$9,132
Outsourcing	675	1,030	921	1,599
Globalization	1,756	2,381	3,236	2,791
Corporate	30	1,230	894	1,287

Total	$3,044	$9,617	$9,127	$14,809
After-tax impact	$1,936	$6,136	$6,415	$9,658
Per share impact	$0.05	$0.18	$0.17	$0.28

      The actions taken in the first half of 2004 are estimated to result in additional annualized savings of approximately $10 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $160 to $165 million through June 30, 2004. Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work during the period from 1996 through 2000. The Company does not anticipate the need to replace this staff or the closed facilities in order to respond to a recovery in the capital markets, therefore yielding a higher degree of operating leverage and allowing the Company to increase productivity in such a recovery. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its outsourcing and globalization segments to better respond to fluctuations in demand and to integrate the acquisitions of Mendez and GlobalNet into the existing BGS operation. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 10 to the Condensed Consolidated Financial Statements.

      The Company expects to incur total restructuring and integration charges for the full year 2004 of approximately $10 to $12 million, primarily related to further consolidation of facilities in the Company’s financial printing segment and in the globalization segment.

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 ($551 after tax, or $.01 per share) during the quarter ended June 30, 2004. The Company plans to complete its move to a new leased facility in Southern California during the third quarter of 2004.

Results of Operations

      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.

      Management uses segment profit and segment profit less depreciation expense to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. In addition, the outsourcing segment’s profit includes the Company’s equity share of income (losses) associated with the CaseSoft joint venture investment. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on sale of building, other expenses and other income. Segment profit and segment profit less depreciation expense are measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

Financial Printing

	Quarters Ended June 30,
					Quarter Over Quarter
		% of		% of
Financial Printing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$72,217	37%	$56,050	31%	$16,167	29%
Compliance reporting	57,989	30	65,399	36	(7,410)	(11)
Mutual funds	42,945	22	40,801	22	2,144	5
Commercial	10,981	6	12,169	6	(1,188)	(10)
Other	10,369	5	8,999	5	1,370	15

Total revenue	194,501	100	183,418	100	11,083	6
Cost of revenue	(116,837)	(60)	(116,683)	(64)	(154)	0

Gross margin	77,664	40	66,735	36	10,929	16
Selling and administrative	(46,584)	(24)	(44,234)	(24)	(2,350)	5

Segment profit	$31,080	16%	$22,501	12%	$8,579	38%

Other Items:
Depreciation	$(6,028)	(3)%	$(6,833)	(4)%	$805	(12)%
Restructuring, integration and asset impairment charges	(583)	(0)	(4,976)	(3)	4,393	(88)
Gain on sale of building	896	0	—	—	896	100

      Financial printing revenue increased 6% for the quarter ended June 30, 2004, with the largest class of service in this segment, transactional financial printing, up 29% in the current year. There was increased transactional activity in all markets in the second quarter of 2004 over the second quarter of 2003, consistent with the trend experienced in the second half of 2003 and the first quarter of 2004. Revenue from the international market increased 25% to $29,709 for the quarter ended June 30, 2004, as compared to $23,676 for the same period in 2003. Some of this increase is attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 18% compared to the second quarter of 2003. The international markets have historically lagged the domestic markets in recovery. However, as the domestic capital market continues to improve, the international markets are also showing signs of a rebound.

      The Company remains the market leader in both the domestic and international markets, and handled the largest percentage of IPOs and merger and acquisition transactions announced during the second quarter of the year. The Company remains optimistic regarding the revenue from transactional financial printing for the second half of 2004 due to the building momentum in the capital markets. In the mergers and acquisitions market there were 41 transactions larger than $50 million in the second quarter of 2004 as compared to 35 in the same period in 2003, and in the IPO market, 62 companies came to market in the second quarter of 2004, as compared to 5 in the same period in 2003.

      Compliance reporting revenue decreased 11% for the quarter ended June 30, 2004. The decline in revenue derived from compliance reporting is linked to the accelerated timeline under which the Company’s clients are required to make their filings. The Company believes that a portion of the revenue decrease for the second quarter of 2004 was due to revenue that we have historically recognized in the second quarter shifting to the first quarter as a result of the accelerated disclosure timeline. As a result, the timing of a portion of these revenues may be permanently altered in the future.

      Mutual fund services revenue increased 5% for the quarter ended June 30, 2004, despite tightened spending by mutual funds and the loss of some clients due to pressure from competitive pricing. The increase is due to the addition of several new accounts and additional work from existing clients.

      Gross margin of the financial printing segment increased by 16%, and the margin percentage increased by approximately four percentage points to 40%. The increased activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Gross margins have also improved over the prior year due to the consolidation of the Company’s fulfillment operations with the digital print facility. As the capital markets gain strength, we believe the more efficient operating model the Company has developed over the past several years is contributing to our improved gross margin. The Company intends to continue to focus on controlling and reducing costs going forward.

      Selling and administrative expenses increased 5%. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs, offset by the continual effort to manage expenses. As a percent of sales, selling and administrative expenses remained constant at 24%.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the second quarter of 2004, the Company incurred costs associated with the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs for the quarter ended June 30, 2004 were $583 compared to $4,976 in 2003.

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company plans to complete its move to a new leased facility in Southern California during the third quarter of 2004.

      Segment profit (as defined in Note 14 to the Consolidated Financial Statements) from this segment increased 38% for the quarter ended June 30, 2004 compared to 2003. The increase in segment profit is primarily a result of increased revenues and gross margin from transactional financial printing in 2004. A higher gross margin percentage resulting from improved operating efficiencies also contributed to an increased segment profit in 2004. Segment profit as a percentage of revenue increased four percentage points from 2003 to 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Outsourcing

	Quarters Ended June 30,
					Quarter Over Quarter
		% of	Restated	% of
Outsourcing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$67,159	100%	$64,293	100%	$2,866	4%
Cost of revenue	(53,832)	(80)	(52,092)	(81)	(1,740)	3

Gross margin	13,327	20	12,201	19	1,126	9
Selling and administrative	(8,737)	(13)	(8,665)	(13)	(72)	1
Other income	201	0	—	—	201	100

Segment profit	$4,791	7%	$3,536	6%	$1,255	35%

Other Items:
Depreciation	$(1,227)	(2)%	$(1,009)	(2)%	$(218)	22%
Restructuring, integration and asset impairment charges	(675)	(1)	(1,030)	(2)	355	(34)

      Revenue increased 4% for the quarter ended June 30, 2004. The increase is primarily due to the revenue from the core outsourcing business increasing approximately $4.3 million for the quarter ended June 30, 2004 as compared to 2003. The combination of prior year new contract additions and increasing document volumes within investment banking clients are offsetting the negative impact of client downsizings experienced within the outsourcing business during 2003. This growth was offset by a decrease of approximately $1.4 million for DecisionQuest, primarily due to a decline in revenue from strategic marketing services.

      The outsourcing segment provides outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to navigate business volatility more effectively. The Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. During the second quarter of 2004, the Company secured 13 new outsourcing contracts, seven of which were in the legal market, three within the investment banking industry, one within the financial services industry and two in other sectors. As a result, the Company has added $38 million in total new contract revenue over the life of those contracts to its existing base of business. In addition, in the second quarter of 2004, the Company renewed nine existing client contracts with a total contract value of approximately $57 million. The Company anticipates continued growth in existing customer volumes if the capital markets continue to improve in the remainder of 2004.

      Gross margin from this segment increased 9% for the quarter ended June 30, 2004, while the margin percentage increased approximately one percentage point to 20%. The increase in gross margin is related to increased revenue partially from improvement in customer document volumes, expense reductions made in the prior year, and a continued focus on productivity during the second quarter of 2004.

      Selling and administrative expenses increased 1%, and as a percent of sales, remained constant at approximately 13%. The Company expects a $1.6 million savings in selling and administrative expenses during the second half of 2004, due to the streamlining and centralization of administrative support positions which occurred during the latter part of the second quarter of 2004.

      During the quarter ended June 30, 2004, the outsourcing segment incurred $675 in restructuring and asset impairment charges, compared to $1,030 in the quarter ended June 30, 2003.

      The outsourcing segment includes in its segment profit its share of income from the CaseSoft joint venture equity investment acquired as part of the December 2002 DecisionQuest acquisition. The outsourcing segment recognized income of $201 for the quarter ended June 30, 2004 in connection with this joint venture, and no income for the quarter ended June 30, 2003.

      Segment profit (as defined in Note 14 to the Consolidated Financial Statements) from this segment increased 35% for the quarter ended June 30, 2004 as compared to 2003. This improvement is the result of higher customer document volumes and the implementation of a more efficient service model. Segment profit as a percentage of revenue also increased one percentage point from the second quarter of 2003 to the second quarter of 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Globalization

	Quarters Ended June 30,
					Quarter Over Quarter
		% of		% of
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$57,442	100%	$60,030	100%	$(2,588)	(4)%
Cost of revenue	(36,977)	(64)	(38,415)	(64)	1,438	(4)

Gross margin	20,465	36	21,615	36	(1,150)	(5)
Selling and administrative	(17,095)	(30)	(17,826)	(30)	731	(4)

Segment profit	$3,370	6%	$3,789	6%	$(419)	(11)%

Other Items:
Depreciation	$(1,372)	(2)%	$(1,666)	(3)%	$294	(18)%
Restructuring, integration and asset impairment charges	(1,756)	(3)	(2,381)	(4)	625	(26)

      Revenue decreased 4% for the three months ended June 30, 2004. Adjusting for the impact of foreign currency rates, revenue decreased approximately 9% from the prior year. The decline generally resulted from a decline in the demand for interpretation services, delayed commitments from certain leading localization customers in the IT and telecommunications sectors, and continued pricing pressure. Revenue for the second quarter of 2004 was 5% higher than the first quarter of 2004. Based upon a progressively higher trend in the level of commitments during the second quarter of 2004, stronger revenue from localization services is anticipated for the remainder of the year. The expected revenue growth from localization services may be impacted by continued pricing pressures and the somewhat lower than expected demand for interpretation services.

      Gross margin from this segment declined $1,150 primarily as a result of the decline in revenue, while the gross margin percentage remained at approximately 36%. Compared to the first quarter of 2004, gross margin increased $1,999 and gross margin percentage increased two percentage points. The Company anticipates slight margin improvement as it continues to merge redundant facilities and leverages its current fixed cost base on higher anticipated revenue volumes.

      Selling and administrative expenses decreased 4% and as a percentage of revenue remained flat at approximately 30%. Taken at constant exchange rates, the decrease in selling and administrative expenses would have been 8% as the weaker U.S. dollar had a significantly negative impact on expenses. The decrease in selling and administrative expenses is generally related to merging redundant facilities, integrating GlobalNet with the existing BGS workforce, and lower incentive compensation.

      For the quarter ended June 30, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $1,756 compared to $2,381 for the quarter ended June 30, 2003. In 2004, these charges were primarily related to the closure of the segment’s San Diego facility, as well as additional costs related to the consolidation of offices in the segment’s Italian operations.

      As a result of the foregoing, segment profit (as defined in Note 14 to the Consolidated Financial Statements) for this segment decreased 11% for the quarter ended June 30, 2004 compared to 2003. Segment profit as a percentage of revenue remained constant at approximately 6% from 2003 to 2004. Segment profit as a percentage of revenue increased by two percentage points as compared to the first quarter of 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.

Summary

      Overall revenue increased $11,361, or 4%, to $319,102 for the quarter ended June 30, 2004. The increase is largely attributed to the increase in financial printing, specifically transactional financial printing. There was a $10,990, or 11% increase in gross margin, and the gross margin percentage increased approximately two percentage points to 35%. This increase in gross margin percentage was primarily attributable to the impact of higher transactional financial printing activity, as well as the more efficient operating models the Company has developed over the last several years, and a continued focus on controlling and reducing costs across all business segments.

      Selling and administrative expenses on a company-wide basis increased $3,139, or 4%, to $78,137. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, offset by decreases caused by the Company’s continual effort to manage expenses. Shared corporate expenses were $5,753 in the quarter ended June 30, 2004 compared to $4,391 in the same period in 2003, an increase of $1,362, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of sales, overall selling and administrative expenses remained constant at 24%.

      Depreciation decreased $831, primarily as a result of reduced capital expenditures in recent years.

      There were $3,044 in restructuring, integration, and asset impairment charges for the quarter ended June 30, 2004, as compared to $9,617 in the prior year, as discussed in Note 10 to the Condensed Consolidated Financial Statements.

      The gain on the sale of building of $896 for the quarter ended June 30, 2004 relates to the sale of the Company’s manufacturing facility in California.

      Interest expense increased $119, a 5% increase, primarily as a result of a $189 increase for the quarter ended June 30, 2004 as compared to 2003 in the amortization of deferred financing costs, resulting primarily from the additional fees relating to the Company’s convertible subordinated debentures issued in September 2003. Also contributing to the increase is a slightly higher average interest rate in the current year (5.7% for the quarter ended June 30, 2004, as compared to 5.0% for the quarter ended June 30, 2003). Offsetting these increases were lower average borrowings in 2004 ($164 million for the quarter ended June 30, 2004 as compared to $190 million for the same period in 2003.)

      Income tax expense for the quarter ended June 30, 2004 was $8,363 on pre-tax income of $19,124, compared to an income tax expense in 2003 of $528 on pre-tax income of $650. Income tax expense in both years was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      As a result of the foregoing, net income for the quarter ended June 30, 2004 was $10,761 as compared to $122 for the same period last year.

Domestic Versus International Results of Operations

      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. Most of the Company’s international operations are derived from its financial printing and globalization segments. United States and foreign components of income before income taxes for the quarters ended June 30, 2004 and 2003 are as follows:

	Quarters Ended
	June 30,

		Restated
	2004	2003

United States	$12,608	$7,564
Foreign	6,516	(6,914)

Total income before taxes	$19,124	$650

      Both United States and foreign pre-tax income improved in the quarter ended June 30, 2004 compared to the same period in 2003 primarily due to the improvement in the financial printing segment, as previously mentioned in the discussion of the segment operating results. In addition, the foreign results for the quarter ended June 30, 2003 included approximately $4.7 million of restructuring charges, primarily associated with the integration of GlobalNet’s operations with BGS and the closing of the London financial printing manufacturing facility and a portion of the London financial printing customer service center. The foreign results for the quarter ended June 30, 2004 included approximately $.8 million of restructuring charges, which included costs associated with the consolidation of the globalization segment’s operations in Italy. The Company expects the international results for both the financial printing and the globalization segment to improve. Historically, the international markets in the financial printing segment have lagged behind the domestic markets in recovery, and as the domestic markets continue to improve, the international markets are also expected to show increased signs of recovery.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Financial Printing

	Six Months Ended June 30,
					Period Over Period
		% of		% of
Financial Printing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$138,943	38%	$100,864	31%	$38,079	38%
Compliance reporting	102,383	28	100,680	31	1,703	2
Mutual funds	78,486	22	76,537	24	1,949	3
Commercial	19,555	5	21,097	7	(1,542)	(7)
Other	24,657	7	22,807	7	1,850	8

Total revenue	364,024	100	321,985	100	42,039	13
Cost of revenue	(215,991)	(60)	(202,100)	(63)	(13,891)	7

Gross margin	148,033	40	119,885	37	28,148	23
Selling and administrative	(92,591)	(25)	(86,538)	(27)	(6,053)	7

Segment profit	$55,442	15%	$33,347	10%	$22,095	66%

Other Items:
Depreciation	$(12,307)	(3)%	$(13,958)	(4)%	$1,651	(12)%
Restructuring, integration and asset impairment charges	(4,076)	(1)	(9,132)	(3)	5,056	(55)
Gain on sale of building	896	0	—	—	896	100

      Financial printing revenue increased 13% for the six months ended June 30, 2004, with the largest class of service in this segment, transactional financial printing, up 38% in the current year. There was increased transactional activity in all markets in the first half of 2004 over the first half of 2003, consistent with the trend experienced in the second half of 2003. Revenue from the international market increased 34% to $51,122 for the six months ended June 30, 2004, as compared to $38,208 for the same period in 2003. Some of this increase is attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 23% compared to the first half of 2003. The international markets have historically lagged the domestic markets in recovery. However, as the domestic capital market continues to improve, the international markets are also showing signs of a rebound.

      The Company remains the market leader in both the domestic and international markets, and handled the largest percentage of IPOs and merger and acquisition transactions announced during the first half of the year. The Company remains optimistic regarding the revenue from transactional financial printing for the second half of 2004 due to the building momentum in the capital markets. In the mergers and acquisitions market there were 85 transactions larger than $50 million in the first half of 2004 as compared to 55 in the same period in 2003, and in the IPO market, 110 companies came to market in the first half of 2004, as compared to 10 in the same period in 2003.

      Compliance reporting revenue increased 2% for the six months ended June 30, 2004. Improvement in compliance reporting is linked to the new Securities and Exchange Commission regulations and more extensive disclosure requirements under which the Company’s clients are required to make their filings.

      Mutual fund services revenue increased 3% for the six months ended June 30, 2004, despite tightened spending by mutual funds and the loss of some clients due to pressure from competitive pricing. The increase is due to the addition of several new accounts and additional work from existing clients.

      Gross margin of the financial printing segment increased by 23%, and the margin percentage increased by approximately three percentage points to 40%. The increased activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Gross margins have also improved over the prior year due to the consolidation of the Company’s fulfillment operations with the digital print facility. As the capital markets gain strength, we believe the more efficient operating model the Company has developed over the past several years is contributing to our improved gross margin. The Company intends to continue to focus on controlling and reducing costs going forward.

      Selling and administrative expenses increased 7%. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs, offset by the continual effort to manage expenses. As a percent of sales, selling and administrative expenses decreased approximately two percentage points to 25% for the first half of 2004 compared with the first half of 2003, partially as a result of a higher revenue base available to absorb certain fixed selling and administrative expenses.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the first half of 2004, the Company initiated further cost reductions aimed at increasing operational efficiencies, including the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs for the six months ended June 30, 2004 were $4,076 compared to $9,132 in 2003.

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company plans to complete its move to a new leased facility in Southern California during the third quarter of 2004.

      Segment profit (as defined in Note 14 to the Consolidated Financial Statements) from this segment increased 66% for the six months ended June 30, 2004 compared to 2003. The increase in segment profit is primarily a result of increased revenues and gross margin from transactional financial printing in 2004. A higher gross margin percentage resulting from improved operating efficiencies, as well as lower selling and administrative expenses as a percent of sales also contributed to an increased segment profit in 2004. Segment profit as a percentage of revenue increased five percentage points from 2003 to 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Outsourcing

	Six Months Ended June 30,
					Period Over Period
		% of	Restated	% of
Outsourcing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$132,539	100%	$128,314	100%	$4,225	3%
Cost of revenue	(106,909)	(81)	(105,184)	(82)	(1,725)	2

Gross margin	25,630	19	23,130	18	2,500	11
Selling and administrative	(16,732)	(12)	(17,063)	(13)	331	(2)
Other income	527	0	—	—	527	100

Segment profit	$9,425	7%	$6,067	5%	$3,358	55%

Other Items:
Depreciation	$(2,362)	(2)%	$(2,022)	(2)%	$(340)	17%
Restructuring, integration and asset impairment charges	(921)	(1)	(1,599)	(1)	678	(42)

      Revenue increased 3% for the six months ended June 30, 2004. The increase is primarily due to the revenue from the core outsourcing business increasing approximately $6.7 million for the six months ended June 30, 2004 as compared to 2003. The combination of prior year new contract additions and increasing document volumes within investment banking clients are offsetting the negative impact of client downsizings experienced within the outsourcing business during 2003. This growth was offset by a decrease of approximately $2.5 million for DecisionQuest, primarily due to a decline in revenue from strategic marketing services.

      The outsourcing segment provides outsourcing services in information technology, document processing services, creative services, litigation support services, and office document services, primarily to the legal, investment banking and financial services industries. Services are contractual and, therefore, help provide a means to navigate business volatility more effectively. The Company expects that additional outsourcing opportunities from new clients will become more prevalent as businesses continue to focus on core competencies and look for cost-effective alternatives to managing their document and infrastructure requirements. During the first half of 2004, the Company secured 20 new outsourcing contracts, including 11 which were in the legal market, 5 within the investment banking industry, 2 within the financial services industry and 2 in other sectors. The Company anticipates continued growth in existing customer volumes if the capital markets continue to improve in the second half of 2004.

      Gross margin from this segment increased 11% for the six months ended June 30, 2004, while the margin percentage increased approximately one percentage point to 19%. The increase in gross margin is related to increased revenue partially from improvement in customer document volumes, expense reductions made in the prior year, and a continued focus on productivity during the first half of 2004.

      Selling and administrative expenses decreased 2%, and as a percent of sales, remained relatively constant. The decreases are a direct result of improved workflow processes and a continued focus on expense management. In addition, the Company expects a $1.6 million savings in selling and administrative expenses during the second half of 2004, due to the streamlining and centralization of administrative support positions which occurred during the latter part of the second quarter of 2004.

      During the six months ended June 30, 2004, the outsourcing segment incurred $921 in restructuring and asset impairment charges, compared to $1,599 in the six months ended June 30, 2003.

      The outsourcing segment includes in its segment profit its share of income from the CaseSoft joint venture equity investment acquired as part of the December 2002 DecisionQuest acquisition. The outsourcing segment recognized income of $527 for the six months ended June 30, 2004 in connection with this joint venture, and no income for the six months ended June 30, 2003.

      Segment profit (as defined in Note 14 to the Consolidated Financial Statements) from this segment increased 55% for the six months ended June 30, 2004 as compared to 2003. This improvement is the result of higher customer document volumes and the implementation of a more efficient service model. Segment profit as a percentage of revenue also increased two percentage points from the first six months of 2003 to the first six months of 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Globalization

	Six Months Ended June 30,
					Period Over Period
		% of		% of
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$112,085	100%	$113,165	100%	$(1,080)	(1)%
Cost of revenue	(73,154)	(65)	(72,990)	(64)	(164)	0

Gross margin	38,931	35	40,175	36	(1,244)	(3)
Selling and administrative	(33,522)	(30)	(33,868)	(30)	346	(1)

Segment profit	$5,409	5%	$6,307	6%	$(898)	(14)%

Other Items:
Depreciation	$(2,890)	(3)%	$(3,305)	(3)%	$415	(13)%
Restructuring, integration and asset impairment charges	(3,236)	(3)	(2,791)	(2)	(445)	16

      Revenue decreased 1% for the six months ended June 30, 2004. Adjusting for the impact of foreign currency rates, revenue decreased approximately 8% from the prior year. The decline generally resulted from a decline in the demand for interpretation services, delayed commitments from certain leading localization customers in the IT and telecommunications sectors, and continued pricing pressure. Revenue for the second quarter of 2004 was 5% higher than the first quarter of 2004. Based upon a progressively higher trend in the level of commitments during the second quarter of 2004, stronger revenue from localization services is anticipated for the remainder of the year. The expected revenue growth from localization services may be impacted by continued pricing pressures and the somewhat lower than expected demand for interpretation services.

      Gross margin from this segment declined $1,244, while the gross margin percentage decreased one percentage point to approximately 35%. The decreases were primarily due to lower revenue. The Company anticipates slight margin improvement as it continues to merge redundant facilities and leverages its current fixed cost base on higher anticipated revenue volumes.

      Selling and administrative expenses decreased 1%, and as a percentage of revenue remained flat. Taken at constant exchange rates, the decrease in selling and administrative expenses would have been 8% as the weaker U.S. dollar had a significantly negative impact on expenses. The decrease in expenses is generally related to merging redundant facilities, integrating GlobalNet with the existing BGS workforce, and lower incentive compensation expenses. The general decline in expenses is offset by increases due to investment in sales and marketing initiatives, including global sales force training and an extensive management meeting, which were completed in anticipation of significantly improving activity as the year progresses.

      For the six months ended June 30, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $3,236 compared to $2,791 for the six months ended June 30, 2003. In 2004, these charges were primarily related to the consolidation of offices in the segment’s Italian operations and the closure of the segment’s San Diego facility.

      As a result of the foregoing, segment profit (as defined in Note 14 to the Consolidated Financial Statements) for this segment decreased 14% for the six months ended June 30, 2004 compared to 2003.

Segment profit as a percentage of revenue decreased by one percentage point to 5% from 2003 to 2004. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income (loss).

Summary

      Overall revenue increased $45,184, or 8%, to $608,648 for the six months ended June 30, 2004. The increase is largely attributed to the increase in financial printing, specifically transactional financial printing. There was a $29,452, or 16% increase in gross margin, and the gross margin percentage increased approximately two percentage points to 35%. This increase in gross margin percentage was primarily attributable to the impact of higher transactional financial printing activity, as well as the more efficient operating models the Company has developed over the last several years, and a continued focus on controlling and reducing costs across all business segments.

      Selling and administrative expenses on a company-wide basis increased $7,837, or 5%, to $153,580. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, offset by decreases caused by the Company’s continual effort to manage expenses. Shared corporate expenses were $10,812 in the six months ended June 30, 2004 compared to $8,400 in the same period in 2003, an increase of $2,412, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of sales, overall selling and administrative expenses decreased one percentage point to 25%. This percentage improved due to a higher revenue base available to absorb certain fixed selling and administrative expenses.

      Depreciation decreased $1,686, primarily as a result of reduced capital expenditures in recent years.

      There were $9,127 in restructuring, integration, and asset impairment charges for the six months ended June 30, 2004, as compared to $14,809 in the prior year, as discussed in Note 10 to the Condensed Consolidated Financial Statements.

      The gain on the sale of building of $896 for the six months ended June 30, 2004 relates to the sale of the Company’s manufacturing facility in California.

      Interest expense increased $587, a 12% increase, primarily as a result of a $351 increase for the six months ended June 30, 2004 as compared to 2003 in the amortization of deferred financing costs, resulting primarily from the additional fees relating to the Company’s convertible subordinated debentures issued in September 2003. Also contributing to the increase is a slightly higher average interest rate in the current year (6.0% for the six months ended June 30, 2004, as compared to 5.2% for the six months ended June 30, 2003). Offsetting these increases were lower average borrowings in 2004 ($156 million for the six months ended June 30, 2004 as compared to $172 million for the same period in 2003.)

      Income tax expense for the six months ended June 30, 2004 was $12,048 on pre-tax income of $26,069, compared to an income tax benefit in 2003 of $1,161 on pre-tax loss of $5,456. Income tax expense in both years was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      As a result of the foregoing, net income for the six months ended June 30, 2004 was $14,021 as compared to a net loss of $4,295 for the same period last year.

Domestic Versus International Results of Operations

      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. Most of the Company’s international operations are derived from its financial printing and globalization segments. United States and foreign components of income (loss) before income taxes for the six months ended June 30, 2004 and 2003 are as follows:

	Six Months Ended
	June 30,

		Restated
	2004	2003

United States	$19,989	$6,472
Foreign	6,080	(11,928)

Total income (loss) before taxes	$26,069	$(5,456)

      Both United States and foreign pre-tax income improved in the six months ended June 30, 2004 compared to the same period in 2003 primarily due to the improvement in the financial printing segment, offset slightly by the lower profits from the globalization segment, as previously mentioned in the discussion of the segment operating results. In addition, the foreign results for the six months ended June 30, 2003 included approximately $8.3 million of restructuring charges, primarily associated with the integration of GlobalNet’s operations with BGS and the closing of the London financial printing manufacturing facility and a portion of the London financial printing customer service center. The foreign results for the six months ended June 30, 2004 included approximately $3.2 million of restructuring charges, which included costs associated with the consolidation of the globalization segment’s operations in Italy. The Company expects the international results for both the financial printing and the globalization segment to improve. Historically, the international markets in the financial printing segment have lagged behind the domestic markets in recovery, and as the domestic markets continue to improve, the international markets are also expected to show increased signs of recovery.

Liquidity and Capital Resources

      At June 30, 2004, the Company had a working capital ratio of 1.84 to 1 and working capital of $146,567 compared to a ratio of 1.51 to 1 and working capital of $90,845 at December 31, 2003. Approximately $51 million of the increase in working capital is due to the seasonal increases in accounts receivable ($47 million increase) and inventory ($4 million increase).

      The Company had $102 million of borrowings available under its $115 million revolving credit facility as of June 30, 2004. The Company’s Canadian subsidiary also had $4.3 million Canadian dollars of available borrowings under its $4.3 million Canadian dollar credit facility as of June 30, 2004. The components of the Company’s debt and available borrowings are described fully in Note 11 to the Company’s Condensed Consolidated Financial Statements.

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

      Capital expenditures for the six months ended June 30, 2004 were $11.1 million. For the full year 2004, the Company plans capital spending of approximately $25 million.

      The Company had previously disclosed in its annual report on Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $19 million to its pension plan and supplemental retirement plans in 2004. As discussed in Note 12 to the Condensed Consolidated Financial Statements, the Company now estimates it will contribute approximately $15 million to these plans during 2004.

Cash Flows

      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding remained at 65 days for the six months ended June 30, 2004 as compared to the same period last year. The Company had net cash used in operating activities of $16,757 and $49,452 for the six months ended June 30, 2004 and 2003, respectively. The reduction in net cash used in operating activities in 2004 reflects larger cash flow from collections of beginning of period accounts receivable balances, which were approximately $21 million higher at December 31, 2003 than at December 31, 2002. In addition, the Company had overall improved results in 2004 compared to 2003, with net income of $14,021 in the six months ended June 30, 2004 as compared to a loss of $4,295 for the same period in 2003. Overall, cash used in operating activities decreased by approximately $33 million from 2003 to 2004.

      Net cash used in investing activities was $3,849 and $12,255 for the six months ended June 30, 2004 and 2003, respectively. The change from 2003 to 2004 was primarily the result of less cash used in the acquisition of property, plant and equipment in the current year and $6,731 that was received from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004.

      Net cash provided by financing activities was $18,454 and $46,852 for the six months ended June 30, 2004 and 2003, respectively. Part of this change is due to significantly higher proceeds from stock option exercises in 2004 ($12,481) as compared to 2003 ($759). In addition, as a result of the improvement in cash used by operating activities, the proceeds received on the sale of the Dominguez Hills facility, and the proceeds from stock option exercises, net borrowings of debt were reduced by approximately $40 million in 2004 compared to 2003.

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

      For 2004, the Company expects improved results over 2003. The Company is optimistic about the financial print business due to the leverage in its operating model, as well as the continued momentum in capital market activity for the first half of 2004. The Company also expects improvement in its outsourcing segment as the capital markets improve. The Company expects improvement in its globalization segment as it continues to realize the benefits of the integration of recent acquisitions.

      The guidance for the full year 2004 results has been changed from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004. The changes in the outlook reflect increased segment profit for the Financial Print and Outsourcing segments, decreased revenue and segment profit for the Globalization segment, a tighter range for Corporate/ Other, and increased restructuring charges, resulting in a refinement in the diluted earnings per share excluding restructuring charges guidance range from $0.56 to $0.91 to $0.63 to $0.97. We now estimate that full year 2004 results will be in the ranges shown below.

Full Year 2004

Revenues:	$1.1 to $1.2 billion
Financial Print	$650 to $670 million
Outsourcing	$270 to $280 million
Globalization	$230 to $240 million
Segment Profit:
Financial Print	$80 to $95 million
Outsourcing	$20 to $23 million
Globalization	$14 to $18 million
Corporate/ Other	$(20) to $(22) million
Restructuring charges	$(10) to (12) million
Depreciation and amortization	$42 million
Interest expense	$11 million
Diluted earnings per share	$0.43 to $0.77
Diluted earnings per share, excluding restructuring charges	$0.63 to $0.97
Capital expenditures	$25 million

Recent Accounting Pronouncements

      In July 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a tentative conclusion on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” that would require the shares issuable under contingently convertible debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. As the contingent features under the Company’s convertible subordinated debentures have not been met, we do not include the impact of the conversion in our computation of diluted earnings per share. If the EITF’s tentative conclusion is ratified by the FASB, the provisions are expected to be effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented would be restated to conform to the provisions of the final EITF. The Company estimates the effect of this proposed rule would be to increase the average shares outstanding used in the calculation of diluted earnings per shares by approximately 4,058,445 shares. In addition, the numerator used in the calculation of diluted earnings per share would increase by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $577 and $1,154 for the three and six months ended June 30, 2004, respectively). If the new rules were in effect during 2004, diluted earnings per share would have been lower by $.02 and $.01 per share for the three and six months ended June 30, 2004, respectively.

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

      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior notes issued in February 2002 and its debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The senior notes have an average fixed interest rate of approximately 7.8% (including the impact of amendments and prepayments), and require principal payments between January 2006 and January 2012. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the six months ended June 30, 2004, the average interest rate on this line of credit approximated 4%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $.2 million, based on the average outstanding balances under the revolving credit facility during the six months ended June 30, 2004.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation (loss) income of ($5,680) and $11,125 in its consolidated statements of comprehensive income included in stockholders’ equity for the six months ended June 30, 2004 and 2003, respectively. This (loss) income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

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

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on May 27, 2004, the following actions were taken:

1. Election of Directors

Nominee	Votes For	Votes Against/Withheld/Abstentions

Carl J. Crosetto	31,683,588	964,620
Douglas B. Fox	31,851,260	796,948
Lisa A. Stanley	31,712,904	935,304

2. To ratify the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2004.

Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

32,016,530	543,179	88,499

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer and Director
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer and Director
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

      (b) Reports on Form 8-K

      Report dated April 28, 2004, relating to the Company’s earnings press release for the quarter ended March 31, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/ PHILIP E. KUCERA

Philip E. Kucera
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2004

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2004

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
Vice President and
Corporate Controller
(Principal Accounting Officer)

Date: August 6, 2004