Form 10-Q
period 2004-09-30
BOWNE & CO INC
filed 2004-11-09
CIK 13610

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

          The Registrant had 35,829,582 shares of Common Stock outstanding as of October 29, 2004.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	38

PART II
Item 6.	Exhibits	39
EX-10.25: THIRD AMENDMENT TO THE CREDIT AGREEMENT
EX-10.26: FORM OF STOCK OPTION AGREEMENT
EX-10.27: FORM OF RESTRICTED STOCK AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

		Restated 2003
		(See Notes 3
	2004	and 4)

	(Unaudited)

	(In thousands, except
	per share amounts)
Revenue	$194,146	$197,015
Expenses:
Cost of revenue	(129,324)	(123,683)
Selling and administrative	(60,215)	(58,746)
Depreciation	(8,092)	(9,145)
Amortization	(609)	(607)
Restructuring charges, integration costs and asset impairment charges	(946)	(3,663)

	(199,186)	(195,844)

Operating (loss) income	(5,040)	1,171
Interest expense	(2,624)	(3,201)
Other (expense) income, net	(267)	506

Loss from continuing operations before income taxes	(7,931)	(1,524)
Income tax benefit (expense)	893	(690)

Loss from continuing operations	(7,038)	(2,214)
Income from discontinued operations, net of tax	412	709

Net loss	$(6,626)	$(1,505)

Loss per share from continuing operations:
Basic	$(.19)	$(.07)
Diluted	$(.19)	$(.07)
Earnings per share from discontinued operations:
Basic	$.01	$.03
Diluted	$.01	$.03
Total loss per share:
Basic	$(.18)	$(.04)
Diluted	$(.18)	$(.04)
Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

		Restated 2003
		(See Notes 3
	2004	and 4)

	(Unaudited)

	(In thousands, except
	per share amounts)
Revenue	$688,567	$651,418
Expenses:
Cost of revenue	(433,129)	(413,267)
Selling and administrative	(199,852)	(190,151)
Depreciation	(24,580)	(27,589)
Amortization	(1,831)	(1,872)
Gain on sale of building	896	—
Restructuring charges, integration costs and asset impairment charges	(9,180)	(16,874)

	(667,676)	(649,753)

Operating income	20,891	1,665
Interest expense	(8,184)	(8,142)
Other income (expense), net	847	(1,095)

Income (loss) from continuing operations before income taxes	13,554	(7,572)
Income tax (expense) benefit	(9,191)	731

Income (loss) from continuing operations	4,363	(6,841)
Income from discontinued operations, net of tax	3,031	1,041

Net income (loss)	$7,394	$(5,800)

Earnings (loss) per share from continuing operations:
Basic	$.12	$(.20)
Diluted	$.12	$(.20)
Earnings per share from discontinued operations:
Basic	$.09	$.03
Diluted	$.08	$.03
Total earnings (loss) per share:
Basic	$.21	$(.17)
Diluted	$.20	$(.17)
Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	September 30,

		Restated 2003
		(See Notes 3
	2004	and 4)

	(Unaudited)
	(In thousands)
Net loss	$(6,626)	$(1,505)
Foreign currency translation adjustment	4,064	1,766
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $2 for 2004	(3)	—
Reclassification adjustment for realized holding gains on certain investments during the period, after deducting taxes of $97 for 2003	—	(145)

Comprehensive (loss) income	$(2,565)	$116

	Nine Months Ended
	September 30,

		Restated 2003
		(See Notes 3
	2004	and 4)

	(Unaudited)
	(In thousands)
Net income (loss)	$7,394	$(5,800)
Foreign currency translation adjustment	(1,616)	12,891
Net unrealized gains arising from marketable securities during the period, after deducting taxes of $4 and $8 for 2004 and 2003, respectively	6	12
Reclassification adjustment for realized holding gains on certain investments during the period, after deducting taxes of $373 for 2003	—	(560)

Comprehensive income	$5,784	$6,543

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$17,872	$17,010
Marketable securities	93	77
Accounts receivable, less allowance for doubtful accounts of $14,730 (2004) and $14,597 (2003)	173,100	167,168
Inventories	19,777	19,764
Prepaid expenses and other current assets	36,435	33,220
Assets held for sale, current	37,462	33,150

Total current assets	284,739	270,389
Property, plant and equipment at cost, less accumulated depreciation of $300,976 (2004) and $279,776 (2003)	113,845	126,826
Other noncurrent assets:
Goodwill, less accumulated amortization of $20,141 (2004) and $20,138 (2003)	161,064	162,590
Intangible assets, less accumulated amortization of $5,299 (2004) and $3,487 (2003)	29,405	31,379
Deferred income taxes	7,282	9,458
Other	17,241	18,502
Assets held for sale, non-current	103,539	106,898

Total assets	$717,115	$726,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$684	$770
Accounts payable	37,245	38,475
Employee compensation and benefits	58,248	65,236
Accrued expenses and other obligations	39,100	49,606
Liabilities held for sale, current	19,458	25,457

Total current liabilities	154,735	179,544
Other liabilities:
Long-term debt — net of current portion	136,338	139,828
Deferred employee compensation and other	49,369	54,053
Liabilities held for sale, non-current	3,907	3,882

Total liabilities	344,349	377,307

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 Issued and outstanding, including treasury stock, 41,403,617 shares (2004) and 40,334,233 shares (2003)	414	403
Additional paid-in capital	74,616	56,882
Retained earnings	325,002	323,370
Treasury stock, at cost, 5,586,541 shares (2004) and 6,296,750 shares (2003)	(49,270)	(55,534)
Accumulated other comprehensive income, net	22,004	23,614

Total stockholders’ equity	372,766	348,735

Total liabilities and stockholders’ equity	$717,115	$726,042

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

		Restated 2003
		(See Notes 3
	2004	and 4)

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Income (loss) from continuing operations	$4,363	$(6,841)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation	24,580	27,589
Amortization	1,831	1,872
Asset impairment charges	201	1,065
Gain on sale of building	(896)	—
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(23,091)	(43,823)

Net cash provided by (used in) operating activities	6,988	(20,138)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	122	1,006
Proceeds from the sale of building, net	6,731	—
Purchase of property, plant, and equipment	(17,770)	(16,996)

Net cash used in investing activities	(10,917)	(15,990)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	128,334	261,106
Payment of debt	(131,619)	(220,865)
Proceeds from stock options exercised	18,503	3,173
Payment of dividends	(5,762)	(5,551)

Net cash provided by financing activities	9,456	37,863

Net cash used in discontinued operations	(4,665)	(18,142)

Net increase (decrease) in cash and cash equivalents	862	(16,407)
Cash and cash equivalents, beginning of period	17,010	32,881

Cash and cash equivalents, end of period	$17,872	$16,474

Supplemental cash flow information:
Cash paid for interest from continuing operations	$7,229	$8,475

Cash paid for interest from discontinued operations	$53	$31

Net cash paid for income taxes from continuing operations	$9,671	$4,603

Net cash paid for income taxes from discontinued operations	$7	$3

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

      The financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K and consolidated financial statements. As discussed further in Note 3, the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been presented to reflect the document outsourcing business as assets and liabilities held for sale in the condensed consolidated balance sheets, and as discontinued operations in the statements of operations and cash flows for all periods presented. Operating results for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Note 3.	Assets Held for Sale and Discontinued Operations

      In October 2004, the Company entered into a definitive agreement to sell its document outsourcing business, Bowne Business Solutions (BBS) to Williams Lea, the leading European independent business process outsourcing specialist, based in London. Excluded from the transaction are Bowne’s litigation support services business, DecisionQuest, Digital Litigation Solutions (DLS) and JFS Litigator’s Notebook®. The sale was completed on November 9, 2004. Williams Lea paid Bowne $180 million in cash consideration for the transaction. The Company expects to recognize a gain upon the sale of BBS of approximately $35 to $40 million, net of tax, during the fourth quarter of 2004. Effective with the third quarter of 2004 this business is reflected as a discontinued operation in the condensed consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	September 30,	December 31,
	2004	2003

Accounts receivable, net	$35,798	$31,334
Inventory	301	526
Prepaid expenses and other current assets	1,363	1,290

Total current assets held for sale	37,462	33,150
Property and equipment, net	6,138	8,036
Goodwill and intangible assets, net	97,401	98,862

Total assets held for sale	$141,001	$140,048

Accounts payable and accrued expenses	19,458	25,457
Deferred taxes and other	3,907	3,882

Total liabilities held for sale	$23,365	$29,339

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Operating results of the discontinued operations from the document outsourcing business are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenue	$57,259	$52,963	$171,486	$162,025

Income before income tax expense	$532	$1,266	$5,115	$1,859
Income tax expense	(120)	(557)	(2,084)	(818)

Net income	$412	$709	$3,031	$1,041

      Included in the results of discontinued operations for the three and nine months ended September 30, 2004 are approximately $2 million ($1.2 million after tax) of one-time legal and settlement expenses related to the document outsourcing business.

      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $501 and $1,131 at September 30, 2004 and December 31, 2003, respectively. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual, net of expected payments from subleases, are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

Note 4.	Restatement of 2003 Financial Results for CaseSoft Adjustment

      The Company’s results for the three and nine month periods ended September 30, 2003 have been restated to reflect the reduction in other income from the CaseSoft joint venture (acquired in December 2002) due to a misinterpretation of a preferential profit allocation provision in the joint venture agreement. A summary of the restated quarterly financial information for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 is included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

      The impact on income before income taxes for the three months ended September 30, 2003 was $482 and the impact on net loss was $296, or $.009 per share. The impact on loss before income taxes for the nine months ended September 30, 2003 was $970 and the impact on net loss was $596, or $.017 per share. A

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summary of the restated financial information for the three and nine months ended September 30, 2003 is as follows:

			As Restated
			to Reflect
	As Previously	As	Discontinued
	Reported	Restated	Operations

Three Months Ended September 30, 2003
Other income, net	$949	$467	$506

Loss from continuing operations before income taxes	—	—	(1,524)
Income tax expense	—	—	(690)

Loss from continuing operations	—	—	(2,214)
Income (loss) before income taxes	$224	$(258)	—
Income from discontinued operations, net of tax	—	—	709
Income tax expense	(1,433)	(1,247)	—

Net loss	$(1,209)	$(1,505)	$(1,505)

Loss per share from continuing operations:
Basic	$—	$—	$(.07)

Diluted	$—	$—	$(.07)

Earnings per share from discontinued operations:
Basic	$—	$—	$.03

Diluted	$—	$—	$.03

Total loss per share:
Basic	$(.04)	$(.04)	$(.04)

Diluted	$(.04)	$(.04)	$(.04)

			As Restated
			to Reflect
	As Previously	As	Discontinued
	Reported	Restated	Operations

Nine Months Ended September 30, 2003
Other income (expense), net	$391	$(579)	$(1,095)

Loss from continuing operations before income taxes	—	—	(7,572)
Income tax benefit	—	—	731

Loss from continuing operations	—	—	(6,841)
Loss before income taxes	$(4,744)	$(5,714)	—
Income from discontinued operations, net of tax	—	—	1,041
Income tax expense	(460)	(86)	—

Net loss	$(5,204)	$(5,800)	$(5,800)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			As Restated
			to Reflect
	As Previously	As	Discontinued
	Reported	Restated	Operations

Loss per share from continuing operations:
Basic	$—	$—	$(.20)

Diluted	$—	$—	$(.20)

Earnings per share from discontinued operations:
Basic	$—	$—	$.03

Diluted	$—	$	$.03

Total loss per share:
Basic	$(.15)	$(.17)	$(.17)

Diluted	$(.15)	$(.17)	$(.17)

Note 5.	Stock-Based Compensation

      The Company has several stock-based employee compensation plans, which are described more fully in Note 15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on income (loss) from continuing operations, earnings (loss) per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income (loss), and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	September 30,

	2004	2003 (As restated)

Loss from continuing operations:
As reported	$(7,038)	$(2,214)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(530)	(520)

Pro forma loss from continuing operations	$(7,568)	$(2,734)

As reported loss per share from continuing operations:
Basic	$(.19)	$(.07)

Diluted	$(.19)	$(.07)

Pro forma loss per share from continuing operations:
Basic	$(.21)	$(.08)

Diluted	$(.21)	$(.08)

	Three Months Ended
	September 30,

	2004	2003 (As restated)

Income from discontinued operations:
As reported	$412	$709
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(42)

Pro forma income from discontinued operations	$352	$667

As reported earnings per share from discontinued operations:
Basic	$.01	$.03

Diluted	$.01	$.03

Pro forma earnings per share from discontinued operations:
Basic	$.01	$.02

Diluted	$.01	$.02

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,

	2004	2003 (As restated)

Net loss:
As reported	$(6,626)	$(1,505)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(590)	(562)

Pro forma net loss	$(7,216)	$(2,067)

As reported loss per share:
Basic	$(.18)	$(.04)

Diluted	$(.18)	$(.04)

Pro forma loss per share:
Basic	$(.20)	$(.06)

Diluted	$(.20)	$(.06)

	Nine Months Ended
	September 30,

	2004	2003 (As restated)

Income (loss) from continuing operations:
As reported	$4,363	$(6,841)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,609)	(1,597)

Pro forma income (loss) from continuing operations	$2,754	$(8,438)

As reported earnings (loss) per share from continuing operations:
Basic	$.12	$(.20)

Diluted	$.12	$(.20)

Pro forma earnings (loss) per share from continuing operations:
Basic	$.08	$(.25)

Diluted	$.07	$(.25)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003 (As restated)

Income from discontinued operations:
As reported	$3,031	$1,041
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(181)	(133)

Pro forma income from discontinued operations	$2,850	$908

As reported earnings per share from discontinued operations:
Basic	$.09	$.03

Diluted	$.08	$.03

Pro forma earnings per share from discontinued operations:
Basic	$.08	$.03

Diluted	$.08	$.03

	Nine Months Ended
	September 30,

	2004	2003 (As restated)

Net income (loss):
As reported	$7,394	$(5,800)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,790)	(1,731)

Pro forma net income (loss)	$5,604	$(7,531)

As reported earnings (loss) per share:
Basic	$.21	$(.17)

Diluted	$.20	$(.17)

Pro forma earnings (loss) per share:
Basic	$.16	$(.22)

Diluted	$.15	$(.22)

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

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
Stock options from continuing operations	Grants	Grants	Grants	Grants

Expected dividend yield	—	1.7%	1.3%	2.1%
Expected stock price volatility	—	36.0%	31.4%	39.5%
Risk-free interest rate	—	1.7%	2.8%	2.0%
Expected life of options	—	3 years	3 years	3 years
Weighted-average fair value	—	$2.89	$3.52	$2.47

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003
Stock options from discontinued operations	Grants	Grants	Grants	Grants

Expected dividend yield	—	—	1.4%	2.2%
Expected stock price volatility	—	—	31.8%	37.9%
Risk-free interest rate	—	—	2.8%	1.9%
Expected life of options	—	—	3 years	3 years
Weighted-average fair value	—	—	$3.24	$2.20

      The Company did not grant any options during the three months ended September 30, 2004 and no options were granted to employees of the document outsourcing business during the three months ended September 30, 2003.

Note 6.	Effect of Recent Accounting Pronouncements

      In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the shares issuable under contingently convertible debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. As the contingent features under the Company’s convertible subordinated debentures have not been met, we do not include the impact of the conversion in our computation of diluted earnings per share. The provisions are effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented are required to be restated to conform to the provisions of the EITF. The Company estimates the effect of this rule would be to increase the average shares outstanding used in the calculation of diluted earnings per shares by approximately 4,058,445 shares for the three and nine months ended September 30, 2004 and by 315,657 and 105,219 shares for the three and nine months ended September 30, 2003. In addition, the numerator used in the calculation of diluted earnings per share would increase by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $577 and $45 for the three months ended September 30, 2004 and 2003, respectively and $1,730 and $45 for the nine months ended September 30, 2004 and 2003, respectively). If the new rules were in effect during the nine months ended September 30, 2004 and 2003, there would have been no effect on diluted loss per share for the three and nine months ended September 30, 2004 and 2003, since the effect would have been anti-dilutive.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2004, the FASB issued an exposure draft (Proposed Statement of Financial Accounting Standards) entitled “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95.” The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. Also, if the proposed Statement is adopted, the Company would be required to record a charge to earnings for stock-based compensation in its future results of operations. In October 2004, the FASB decided to defer the effective date of this proposed standard from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The proposed standard would apply to all share-based compensation awards granted, modified, or settled in cash after July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. The Company will continue to monitor the progress of this proposed Statement and is evaluating its impact on the financial statements, if adopted.

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

Note 7.	Earnings (Loss) Per Share

      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted-average diluted shares outstanding for the three months ended September 30, 2004 and 2003 excludes the dilutive effect of approximately 690,301 and 584,448 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted-average diluted shares outstanding for the nine months ended September 30, 2004 and 2003 excludes the dilutive effect of approximately 515,253 and 3,368,271 options, respectively. In addition, the weighted-average diluted shares outstanding excludes the dilutive effect of 4,058,445 and 315,657 shares for the three months ended September 30, 2004 and 2003, respectively, and 4,058,445 and 105,219 shares for the nine months ended September 30, 2004 and 2003, respectively, that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances. These contingently convertible shares have not been included in the diluted shares computation since the requirements for conversion have not been met. See Note 6 for a discussion of the potential impact of EITF Issue No. 04-08 on the Company’s diluted earnings per share calculation.

	Three Months Ended
	September 30,

	2004	2003

Basic shares	36,410,197	33,781,729
Diluted shares	36,930,173	35,567,534

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003

Basic shares	35,878,231	33,666,198
Diluted shares	36,865,319	34,946,932

Note 8.	Inventories

      Inventories of $19,777 at September 30, 2004 included raw materials of $3,835, and work-in-process of $15,942. At December 31, 2003, inventories of $19,764 included raw materials of $5,149 and work-in-process of $14,615.

Note 9.	Goodwill and Intangible Assets

      The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

	Financial
	Printing	Globalization	Other	Total

Balance at December 31, 2003	$16,316	$126,054	$20,220	$162,590
Foreign currency translation adjustment	78	(1,604)	—	(1,526)

Balance at September 30, 2004	$16,394	$124,450	$20,220	$161,064

      Goodwill decreased $1,526 in the nine months ended September 30, 2004, as a result of the change in foreign currency rates used to translate balances into U.S. dollars at quarter end.

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2004		December 31, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer lists	$18,877	$3,800	$19,023	$2,501
Software licenses and proprietary technology	1,744	839	1,760	596
Covenants not-to-compete	1,800	660	1,800	390
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	10,383	—	10,383	—

	$34,704	$5,299	$34,866	$3,487

      Amortization expense related to identifiable intangible assets was $609 and $607 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense related to identifiable intangible assets was $1,831 and $1,872 for the nine months ended September 30, 2004 and 2003, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated annual amortization expense for the years ended December 31, 2004 through December 31, 2008 is shown below:

2004	$2,440
2005	$2,405
2006	$2,237
2007	$2,005
2008	$1,510

Note 10.	Gain on Sale of Building

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September of 2004.

Note 11.	Accrued Restructuring and Integration Charges

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

      During the nine months ended September 30, 2004 the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions in all business segments, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial printing segment, further consolidation of the globalization segment’s operations in Italy, as well as adjustments related to changes in assumptions in some previous office closings in the financial printing and globalization segments. These actions resulted in restructuring, integration and asset impairment charges totaling $946 for the quarter ended September 30, 2004 and $9,180 for the nine months ended September 30, 2004.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information summarizes the costs incurred with respect to restructuring activities during the third quarter of 2004:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Financial printing	$164	$117	$344	$625
Globalization	—	120	38	158
Corporate/Other	—	163	—	163

Total	$164	$400	$382	$946

      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2002, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2002	$7,039	$3,438	$833	$11,310
2003 expenses	13,043	4,766	3,067	20,876
Paid in 2003	(16,903)	(3,170)	(2,992)	(23,065)

Balance at December 31, 2003	3,179	5,034	908	9,121
2004 expenses	3,774	2,702	2,504	8,980
Paid in 2004	(5,541)	(2,083)	(2,314)	(9,938)

Balance at September 30, 2004	$1,412	$5,653	$1,098	$8,163

      The Company expects to incur total restructuring and integration charges in 2004 of approximately $12 million.

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

      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The remaining balance on this accrual at September 30, 2004 and December 31, 2003 was $856 and $1,525, respectively, consisting primarily of employee severance expected to be paid by March 2005.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The payments made on that accrual are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	525	475	1,000
Paid in 2003	(1,120)	(561)	(1,681)

Balance at December 31, 2003	230	523	753
Paid in 2004	(230)	(168)	(398)

Balance at September 30, 2004	$—	$355	$355

      The Company expects to make payments totaling approximately $455 in 2004 related to this accrual, with the remaining payments on the closed facilities expected to be made over the remaining terms of the respective leases through June 30, 2006.

Note 12.	Debt

      The components of debt at September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003

Convertible subordinated debentures	$75,000	$75,000
Senior notes	60,000	60,000
Senior revolving credit facility	—	3,000
Other	2,022	2,598

	$137,022	$140,598

      During the nine months ended September 30, 2004 and 2003, the average interest rate on the Company’s revolving line of credit approximated 5% and 4%, respectively. The Company had $115 million of borrowings available under this line of credit as of September 30, 2004.

      The terms of the senior notes and revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of September 30, 2004 and December 31, 2003, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2004 and throughout fiscal year 2005. The Company is not subject to any financial covenants under the debentures. As a result of the sale of the document outsourcing business, the Company amended its revolving credit agreement in October 2004 to permit the sale of this business. In addition, certain limitations relating to the use of proceeds were adjusted.

      The Company’s Canadian subsidiary had a $10 million Canadian dollar credit facility as of December 31, 2003. In February 2004, the credit facility was re-negotiated and reduced to $4.3 million Canadian dollars. In addition, the Company’s previous guarantee of up to $6 million Canadian dollars was removed, and in its place, the Canadian subsidiary used its equipment as collateral. There was no balance outstanding on this credit facility as of September 30, 2004 and December 31, 2003.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Postretirement Benefits

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

      The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$625	$1,538	$107	$165
Interest cost	653	1,516	502	411
Expected return on plan assets	(605)	(1,042)	—	—
Amortization of transition (asset) liability	(34)	(82)	29	25
Amortization of prior service cost	34	81	436	340
Amortization of actuarial loss	27	273	238	107

Net periodic cost of defined benefit plans	700	2,284	1,312	1,048
Union plans	84	69	—	—
Other retirement plans	321	321	—	—

Total cost	$1,105	$2,674	$1,312	$1,048

	Pension Plan		SERP

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Service cost	$4,417	$4,432	$278	$503
Interest cost	4,619	4,370	1,306	1,253
Expected return on plan assets	(4,280)	(3,002)	—	—
Amortization of transition (asset) liability	(241)	(236)	76	77
Amortization of prior service cost	239	233	1,134	1,038
Amortization of actuarial loss	196	787	618	327

Net periodic cost of defined benefit plans	4,950	6,584	3,412	3,198
Union plans	273	220	—	—
Other retirement plans	1,062	1,079	—	—

Total cost	$6,285	$7,883	$3,412	$3,198

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $14.7 million to its pension plan in 2004. As a result of the new pension legislation passed in April 2004, the Company lowered its estimate of expected contributions in 2004 to approximately $8.3 million during the second quarter of 2004. During the third quarter of 2004, the Company had excess cash and made an additional $10 million contribution to the pension plan, which gives the Company increased funding flexibility and also accelerated tax benefits. The Company contributed $3.4 million in April 2004 and approximately $14.9 million during the third quarter, for a total of $18.3 million for all of 2004. As a result of the retirement of certain executive management employees, the Company increased the amount it expects to pay to participants in the SERP in 2004 from approximately $4.4 million to approximately $6.7 million, of which $5.7 million has been paid through September 30, 2004.

Note 14.	Income Tax Benefit (Expense)

      Income tax benefit for the quarter ended September 30, 2004 was $893 on pre-tax loss from continuing operations of $7,931, compared to an income tax expense in 2003 of $690 on pre-tax loss from continuing operations of $1,524. Income tax expense for the nine months ended September 30, 2004 was $9,191 on pre-tax income from continuing operations of $13,554, compared to an income tax benefit in 2003 of $731 on pre-tax loss from continuing operations of $7,572. Income tax (expense) benefit for all periods was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, during the third quarter of 2004 the Company recorded a valuation allowance of $1,573 on its deferred tax assets related to net operating losses of its globalization segment, due to uncertainties regarding their realizability. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      The American Jobs Creation Act of 2004 was enacted in October 2004. The bill has several items of potential significance to the Company, including a one-time opportunity to repatriate earnings from outside the United States at a 5.25% tax rate. The Company is evaluating the impact of this bill and the related effects, if any, on our fourth-quarter and full-year effective tax rates.

Note 15.	Accumulated Other Comprehensive Income

      The components of accumulated other comprehensive income are summarized as follows:

	September 30,	December 31,
	2004	2003

Foreign currency translation adjustment	$24,460	$26,076
Minimum pension liability adjustment (net of tax effect)	(2,435)	(2,435)
Unrealized losses on marketable securities (net of tax effect)	(21)	(27)

	$22,004	$23,614

Note 16.	Segment Information

      The Company is the world’s largest financial printer and a market leader in providing outsourced globalization and localization services. Bowne empowers clients’ information by combining superior customer service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s operations are classified into two reportable business segments: financial printing and globalization. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

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

      In October 2004, the Company announced plans to sell its document outsourcing business (BBS) to Williams Lea. The results from this business are not included in the segment results. The results for the litigation support services business which historically has been presented in the outsourcing segment are now included in the Corporate/ Other category. Segment information for the prior periods has been reclassified to reflect this presentation.

      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measures are segment profit and segment profit less depreciation expense. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on sale of building, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) from continuing operations before income taxes. The Corporate/Other category includes (i) results for the litigation support services business, (ii) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (iii) restructuring, integration and asset impairment charges, and (iv) other expenses and other income.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,

	2004	2003 (As Restated)

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$129,991	$136,058
Globalization	55,793	51,810
Other	8,362	9,147

	$194,146	$197,015

Segment profit:
Financial printing	$6,428	$14,265
Globalization	2,666	2,878
Corporate/ Other	(5,700)	(5,714)

	$3,394	$11,429

Depreciation expense:
Financial printing	$6,166	$6,817
Globalization	1,379	1,721
Corporate/ Other	547	607

	$8,092	$9,145

Segment profit less depreciation:
Financial printing	$262	$7,448
Globalization	1,287	1,157
Corporate/ Other	(6,247)	(6,321)

	(4,698)	2,284
Amortization expense	(609)	(607)
Interest expense	(2,624)	(3,201)

Loss from continuing operations before income taxes	$(7,931)	$(1,524)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

	2004	2003 (As Restated)

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$494,015	$458,043
Globalization	167,878	164,975
Other	26,674	28,400

	$688,567	$651,418

Segment profit:
Financial printing	$62,270	$47,612
Globalization	8,075	9,185
Corporate/ Other	(22,196)	(26,766)

	$48,149	$30,031

Depreciation expense:
Financial printing	$18,473	$20,775
Globalization	4,269	5,026
Corporate/ Other	1,838	1,788

	$24,580	$27,589

Segment profit less depreciation:
Financial printing	$43,797	$26,837
Globalization	3,806	4,159
Corporate/ Other	(24,034)	(28,554)

	23,569	2,442
Amortization expense	(1,831)	(1,872)
Interest expense	(8,184)	(8,142)

Income (loss) from continuing operations before income taxes	$13,554	$(7,572)

Note 17.     Subsequent Event

      On October 1, 2004 DecisionQuest, part of the Company’s litigation support services business, acquired Tri-Coastal Legal Technologies for $4.5 million. The acquisition will not have a material effect on the Company’s financial statements.

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

      Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	fluctuations in foreign currency rates;

•	changes in air and ground delivery costs and postal rates and postal regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	the use of the proceeds from the sale of BBS;

•	changes in the rules and regulations to which the Company is subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations;

•	changes in the rules and regulations to which the Company’s clients are subject, such as the implementation of the Sarbanes-Oxley Act of 2002, which may result in decreased capital markets activity as issuers weigh enhanced liabilities against the benefits of conducting securities offerings;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

      Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including those incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

      The Company had unfavorable results for the third quarter of 2004. These results are lower than expected for two primary reasons. The Globalization segment was negatively impacted by the continuing weak technology sector spending and delayed product rollouts. The Financial Printing segment experienced a weak quarter, with revenues at the lowest level since the fourth quarter of 2002 due to a downturn in the capital markets during the third quarter of 2004.

      The Company announced the sale of its document outsourcing business, Bowne Business Solutions, to Williams Lea for $180 million in total consideration. The sale closed on November 9, 2004. Effective with the third quarter of 2004 this segment is reflected as a discontinued operation. The portion of the business that was previously included in the Outsourcing segment and has been excluded from the sale is referred to as the litigation support services business and is included in the Corporate/ Other category in the accompanying Condensed Consolidated Financial Statements.

      The results of the Company’s two reporting segments are discussed below.

•	Financial Printing. Revenue decreased $6.1 million, or 4.5%, and segment profit decreased $7.8 million, or 55%, for the 2004 third quarter as compared to the same period last year. For the nine months ending September 30, 2004, revenue increased $36.0 million, or 7.9% and segment profit increased $14.7 million, or 30.8%. The decreases in revenue and segment profit for the quarter ended September 30, 2004 as compared to the same period last year are primarily due to the slower domestic capital markets activity and lower transaction volumes than the historical average. Last year’s third quarter contained two large projects billing over $16 million in the quarter which contributed significantly to the revenue and profitability for the period, as compared to no similar projects for the same period in 2004. The increases in revenue and segment profit for the nine months ended September 30, 2004 as compared to the same period in 2003 are due to the strong performance of the financial print segment in the first half of the year which was a direct result of the increase in transactional financial printing revenue and the improved efficiency of the Company’s financial print business. The Company is cautiously optimistic about the return in capital market activity for the remainder of 2004.

•	Globalization. Bowne Global Solutions revenue of $55.8 million for the third quarter of 2004 represents an 8% increase over the third quarter of 2003. Segment profit as a percentage of revenue declined approximately one percentage point in the third quarter of 2004 as compared to 2003. Revenue for the nine months ended September 30, 2004 increased $3.0 million, or 2% and segment profit of $8.1 million in 2004 decreased by $1.1 million for the same period in 2003. Although revenue slightly increased in the third quarter of 2004 as compared to the same period in 2003, the results are lower than anticipated for the current period. The results for the quarter ending September 30, 2004 did not meet expectations primarily due to client project delays, particularly in the IT sector. The Company is taking action to reduce costs through reorganizing the segment’s management structure, including the elimination of senior management and staff positions, and scaling back research and development spending. The Company is also continuing to diversify its customer base to reduce its dependence on the IT sector.

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

      The following tables summarize the amounts incurred for restructuring, integration and asset impairment charges for each segment for the quarter and nine months ended September 30, 2004 and 2003:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Financial Printing	$625	$790	$4,701	$9,922
Globalization	158	2,887	3,394	5,678
Corporate/ Other	163	(14)	1,085	1,274

Total	$946	$3,663	$9,180	$16,874
After-tax impact	$581	$3,283	$6,996	$12,941
Per share impact	$0.02	$0.09	$0.19	$0.37

      The actions taken in the nine months ended September 30, 2004 are estimated to result in additional annualized savings to continuing operations of approximately $6 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $140 to $145 million through September 30, 2004. Much of the expense reductions within the financial printing segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work during the period from 1996 through 2000. The Company does not anticipate the need to replace this staff or the closed facilities in order to respond to a recovery in the capital markets, therefore yielding a higher degree of operating leverage and allowing the Company to increase productivity in such a recovery. In addition to the cost reductions in its financial printing segment, the Company has also made workforce reductions in its globalization segment to better respond to fluctuations in demand and to integrate the acquisitions of Mendez and GlobalNet into the existing BGS operation. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.

      The Company expects to incur additional restructuring charges in the fourth quarter of 2004 of approximately $3 million, primarily related to the globalization segment.

      Some other transactions that occurred in the three and nine months ended September 30, 2004 and 2003 that effect comparability are as follows:

      In the third quarter of 2004 the Company incurred legal and settlement expenses related to the discontinued document outsourcing business of $2.0 million ($1.2 million after tax, or $.03 per share)

      In the third quarter of 2004 the Company provided a valuation allowance of $1.6 million, or $0.04 per share, on its deferred tax assets related to net operating losses in the Globalization segment, due to uncertainty regarding their realizability.

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 ($551 after tax, or $.02 per share) during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September 2004.

      In the third quarter of 2003 the Company recognized a gain on the disposition of long-term investments of $0.7 million ($0.4 million after tax, or $.01 per share.)

      In the third quarter of 2003 the Company incurred $0.8 million ($0.5 million after tax, or $.01 per share) related to the prepayment and amendment of the Company’s Revolving Credit Facility and certain Private Placement notes.

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

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

Financial Printing

	Quarters Ended September 30,
					Quarter Over Quarter
		% of		% of
Financial Printing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$60,881	47%	$74,957	55%	$(14,076)	(19)%
Compliance reporting	22,496	17	21,514	16	982	5
Mutual funds	28,797	22	25,289	19	3,508	14
Commercial	8,179	6	6,580	5	1,599	24
Other	9,638	8	7,718	5	1,920	25

Total revenue	129,991	100	136,058	100	(6,067)	(4)
Cost of revenue	(85,825)	(66)	(83,221)	(61)	(2,604)	3

Gross margin	44,166	34	52,837	39	(8,671)	(16)
Selling and administrative	(37,738)	(29)	(38,572)	(29)	834	(2)

Segment profit	$6,428	5%	$14,265	10%	$(7,837)	(55)%

Other Items:
Depreciation	$(6,166)	(5)%	$(6,817)	(5)%	$651	(10)%
Restructuring, integration and asset impairment charges	(625)	(0)	(790)	(1)	165	(21)

      Financial printing revenue decreased 4% for the quarter ended September 30, 2004, with the largest class of service in this segment, transactional financial printing, down 19% in the current quarter. The decrease in financial printing activity resulted from slower domestic capital markets activity in the third quarter as IPO and merger and acquisition markets continue to experience lower deal volumes than the historical average. Third quarter 2003 contained two large projects billing over $16 million that contributed significantly to the segment’s revenue and profitability, while there were no similar large projects in the third quarter of 2004.

Revenue from the international market increased 42% to $23,137 for the quarter ended September 30, 2004, as compared to $16,278 for the same period in 2003. This increase is primarily due to increased transactional market activity in all international markets, as well as increases in mutual fund and commercial revenue during the third quarter of 2004 compared to the third quarter of 2003. Some of the increase in revenue is also attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 34% compared to the third quarter of 2003.

      Compliance reporting revenue increased 5% for the quarter ended September 30, 2004. The increase in revenue is primarily due to the new Securities and Exchange Commission regulations that are driving increased disclosure.

      Mutual fund services revenue increased 14% for the quarter ended September 30, 2004, despite reduced spending by certain mutual fund clients and continued competitive price pressure. The increase is due to the addition of several new clients and additional work from existing clients.

      Gross margin of the financial printing segment decreased by 16%, and the margin percentage decreased by approximately five percentage points to 34%. The decreased activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is the most profitable class of service. This was offset slightly by the increased activity in some of the less profitable services, including mutual funds which have higher variable costs.

      Selling and administrative expenses decreased 2%. This decrease is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses remained constant at 29%.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the third quarter of 2004, the Company incurred costs associated with the relocation of its Southern California financial printing operations to a new facility and the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring charges related to the financial printing segment incurred as a result of these programs for the quarter ended September 30, 2004 were $625 compared to $790 in 2003.

      Segment profit (as defined in Note 16 to the Consolidated Financial Statements) from this segment decreased 55% for the quarter ended September 30, 2004 compared to 2003. The decrease in segment profit is primarily a result of decreased revenues and gross margin from transactional financial printing in 2004 partially offset by an increase of revenue from non-transactional revenue. Segment profit as a percentage of revenue decreased five percentage points from 2003 to 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to loss from continuing operations before income taxes.

Globalization

	Quarters Ended September 30,
					Quarter Over Quarter
		% of		% of
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$55,793	100%	$51,810	100%	$3,983	8%
Cost of revenue	(36,637)	(66)	(33,167)	(64)	(3,470)	10

Gross margin	19,156	34	18,643	36	513	3
Selling and administrative	(16,490)	(29)	(15,765)	(30)	(725)	5

Segment profit	$2,666	5%	$2,878	6%	$(212)	(7)%

Other Items:
Depreciation	$(1,379)	(2)%	$(1,721)	(3)%	$342	(20)%
Restructuring, integration and asset impairment charges	(158)	(0)	(2,887)	(6)	2,729	(95)

      Revenue increased 8% for the three months ended September 30, 2004. Adjusting for the impact of foreign currency rates, revenue increased approximately 1% from the prior year. This increase fell short of expectations, as commitments from certain localization customers in the IT sector were delayed into the last quarter of 2004 and into 2005.

      Gross margin from this segment increased $513 primarily as a result of the increase in revenue, while the gross margin percentage declined 2% to 34%. The decline in gross margin percentage is due primarily to continued pricing pressure, higher fixed costs on lower than anticipated revenue and the impact of foreign currency. The Company anticipates slight margin improvement as it continues to merge redundant facilities and leverages its current fixed cost base on higher anticipated revenue volumes.

      Selling and administrative expenses increased 5% but as a percentage of revenue decreased 1% to 29%. Taken at constant exchange rates, selling and administrative expenses would have remained flat as the weaker U.S. dollar had a significantly negative impact on expenses, which are primarily incurred in Europe. The flat results at constant rates are due to decreases from merging redundant facilities and lower incentive compensation offset by increases in severance and marketing expenses.

      For the quarter ended September 30, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $158 compared to $2,887 for the quarter ended September 30, 2003. In 2004, these charges were primarily related to changes in estimates of prior charges.

      As a result of the foregoing, segment profit (as defined in Note 16 to the Consolidated Financial Statements) for this segment decreased 7% for the quarter ended September 30, 2004 compared to 2003. Segment profit as a percentage of revenue decreased 1% from approximately 6% in 2003 to approximately 5% in 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax loss from continuing operations before income taxes.

Summary

      Overall revenue decreased $2,869, or 1%, to $194,146 for the quarter ended September 30, 2004. The decrease is largely attributed to the significant decrease in financial printing, specifically transactional financial printing and was partially offset by a slight increase in revenue from the globalization segment. There was an $8,510, or 12% decrease in gross margin, and the gross margin percentage decreased approximately four percentage points to 33%. This decrease in gross margin percentage was primarily attributable to the impact of lower transactional financial printing activity.

      Selling and administrative expenses on a company-wide basis increased $1,469, or 3%, to $60,215. This increase is due to higher professional fees, marketing, and travel-related expenses, offset by decreases in commissions, pension and bad debt expense. The increase in professional fees is primarily from consulting projects related to long-term strategic planning initiatives, legal fees, and Sarbanes-Oxley compliance costs. Shared corporate expenses were $4,241 in the quarter ended September 30, 2004 compared to $3,389 in the same period in 2003, an increase of $852, primarily due to increased consulting expenses. As a percentage of sales, overall selling and administrative increased slightly to 31% in 2004 as compared to the same period in 2003.

      Depreciation decreased $1,053, primarily as a result of reduced capital expenditures in recent years.

      There were $946 in restructuring, integration, and asset impairment charges for the quarter ended September 30, 2004, as compared to $3,663 in the prior year, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

      Interest expense decreased $577, an 18% decrease, primarily as a result of lower average borrowings in 2004 ($139 million for the quarter ended September 30, 2004 as compared to $182 million for the same period in 2003.) In addition, there was also a write-off of $455 of previously capitalized financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the quarter ended September 30, 2003. Offsetting these decreases is a slightly higher average interest rate in the current year (6.2% for the quarter ended September 30, 2004, as compared to 5.5% for the quarter ended September 30, 2003.)

      Other (expense) income, net was an expense of $267 for the quarter ended September 30, 2004 as compared to income of $506 for the same period in the prior year. The change was primarily due to the gain of $698 recognized on the contribution of marketable securities to the Company’s pension plan during the three months ended September 30, 2003, as well as fluctuations in foreign currency translation gains and losses.

      Income tax benefit for the quarter ended September 30, 2004 was $893 on pre-tax loss from continuing operations of $7,931, compared to an income tax expense in 2003 of $690 on pre-tax loss from continuing operations of $1,524. Income tax expense in both years was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, during the third quarter of 2004 the Company recorded a valuation allowance of $1,573 on its deferred tax assets related to net operating losses of its globalization segment, due to uncertainties regarding their realizability. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      Income from discontinued operations, net of tax, from the document outsourcing business for the quarter ended September 30, 2004 was $412 compared to $709 for the same period last year.

      As a result of the foregoing, net loss for the quarter ended September 30, 2004 was $6,626 as compared to $1,505 for the same period last year.

Domestic Versus International Results of Operations

      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. Most of the Company’s international operations are derived from its financial printing and globalization segments. United States and foreign components of loss from continuing operations before income taxes for the quarters ended September 30, 2004 and 2003 are as follows:

	Quarters Ended
	September 30,

		Restated
	2004	2003

United States	$(11,188)	$(271)
Foreign	3,257	(1,253)

Loss from continuing operations before taxes	$(7,931)	$(1,524)

      United States pre-tax loss increased in the quarter ended September 30, 2004 compared to the same period in 2003 primarily due to the slower domestic capital market activity in the financial printing segment, as previously mentioned in the discussion of the segment operating results. The improvement in foreign results is primarily due to the increased transactional market activity in the financial printing segment. The foreign results for the quarter ended September 30, 2003 included approximately $2.1 million of restructuring charges, primarily associated with the integration of GlobalNet’s operations with BGS. The foreign results for the quarter ended September 30, 2004 included insignificant restructuring charges.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

                  Financial Printing

	Nine Months Ended September 30,
					Period Over Period
		% of		% of
Financial Printing Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$199,824	40%	$175,821	38%	$24,003	14%
Compliance reporting	124,879	25	122,194	27	2,685	2
Mutual funds	107,283	22	101,826	22	5,457	5
Commercial	27,734	6	27,677	6	57	0
Other	34,295	7	30,525	7	3,770	12

Total revenue	494,015	100	458,043	100	35,972	8
Cost of revenue	(301,816)	(61)	(285,321)	(62)	(16,495)	6

Gross margin	192,199	39	172,722	38	19,477	11
Selling and administrative	(129,929)	(26)	(125,110)	(27)	(4,819)	4

Segment profit	$62,270	13%	$47,612	11%	$14,658	31%

Other Items:
Depreciation	$(18,473)	(4)%	$(20,775)	(5)%	$2,302	(11)%
Restructuring, integration and asset impairment charges	(4,701)	(1)	(9,922)	(2)	5,221	(53)
Gain on sale of building	896	0	—	—	896	100

      Financial printing revenue increased 8% for the nine months ended September 30, 2004, with the largest class of service in this segment, transactional financial printing, up 14% in the current year. There was increased transactional activity in the first half of 2004 over the same period in 2003. This was offset by lower activity in the third quarter of 2004 compared to the third quarter of 2003, as discussed in the quarter-over-quarter comparison. Revenue from the international market increased 38% to $74,259 for the nine months ended September 30, 2004, as compared to $54,286 for the same period in 2003. This increase is primarily due to increased transactional market activity in all international markets, as well as increases in mutual fund and commercial revenue during the nine months ended September 30, 2004 compared to the same period in 2003. Some of the increase in revenue is also attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 27% compared to the nine months ended September 30, 2003.

      Compliance reporting revenue increased 2% for the nine months ended September 30, 2004. Improvement in compliance reporting is linked to the new Securities and Exchange Commission regulations and the extensive disclosure requirements under which the Company’s clients are now required to follow.

      Mutual fund services revenue increased 5% for the nine months ended September 30, 2004, despite tightened spending by certain mutual fund clients and the loss of some clients due to pressure from competitive pricing. The increase is due to the addition of several new clients and additional work from existing clients.

      Other revenue increased 12% for the nine months ended September 30, 2004 compared to the prior year’s period due primarily to a 19% increase in digital printing services revenue, resulting from a 75% increase in investor kit volumes and the introduction of two new products designed to enable the Company’s clients to personalize their marketing messages to their clients.

      Gross margin of the financial printing segment increased by 11%, and the margin percentage increased by approximately one percentage point to 39%. The increased activity in transactional financial printing impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Gross margins have also improved over the prior year due to the consolidation of the Company’s fulfillment operations with the digital print facility.

      Selling and administrative expenses increased 4%. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs. As a percent of sales, selling and administrative expenses decreased approximately one percentage point to 26% for the nine months ended September 30, 2004 as compared to the same period in 2003, partially as a result of a higher revenue base available to absorb certain fixed selling and administrative expenses.

      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the nine months ended September 30, 2004, the Company initiated further cost reductions aimed at increasing operational efficiencies, including the consolidation of certain administrative functions, the relocation of its Southern California financial printing facility, and the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring and asset impairment charges related to the financial printing segment incurred as a result of these programs for the nine months ended September 30, 2004 were $4,701 compared to $9,922 in 2003.

      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the nine months ended September 30, 2004. The Company relocated to a new leased facility in Southern California in September 2004.

      Segment profit (as defined in Note 16 to the Consolidated Financial Statements) from this segment increased 31% for the nine months ended September 30, 2004 compared to 2003. The increase in segment profit is primarily a result of increased revenues and gross margin from transactional financial printing in 2004. A slightly higher gross margin percentage resulting from improved operating efficiencies, as well as slightly lower selling and administrative expenses as a percent of sales also contributed to an increased segment profit in 2004. Segment profit as a percentage of revenue increased two percentage points from 2003 to 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before income taxes.

Globalization

	Nine Months Ended September 30,
					Period Over Period
		% of		% of
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	% Change

			(Dollars in thousands)
Revenue	$167,878	100%	$164,975	100%	$2,903	2%
Cost of revenue	(109,791)	(65)	(106,157)	(64)	(3,634)	3

Gross margin	58,087	35	58,818	36	(731)	(1)
Selling and administrative	(50,012)	(30)	(49,633)	(30)	(379)	1

Segment profit	$8,075	5%	$9,185	6%	$(1,110)	(12)%

Other Items:
Depreciation	$(4,269)	(3)%	$(5,026)	(3)%	$757	(15)%
Restructuring, integration and asset impairment charges	(3,394)	(2)	(5,678)	(3)	2,284	40

      Revenue increased 2% for the nine months ended September 30, 2004. Adjusting for the impact of foreign currency rates, revenue decreased approximately 5% from the prior year. The decline in revenue at constant rates generally resulted from a decline in the demand for interpretation services, delayed commitments from certain localization customers in the IT sector, and continued pricing pressure.

      Gross margin from this segment declined $731, while the gross margin percentage decreased one percentage point to approximately 35%. The decline in gross margin percentage is due primarily to decreased pricing, higher fixed costs on lower than anticipated revenue and the impact of foreign currency. The Company anticipates slight margin improvement as it continues to merge redundant facilities and leverages its current fixed cost base on higher anticipated revenue volumes.

      Selling and administrative expenses increased 1%, and as a percentage of revenue remained flat. Taken at constant exchange rates, selling and administrative expenses would have decreased 6% as the weaker U.S. dollar had a significant negative impact on expenses. The decrease in expenses at constant rates is generally related to merging redundant facilities, and lower incentive compensation expenses. The general decline in expenses is offset by increases due to investment in sales and marketing initiatives, including global sales force training and an extensive management meeting.

      For the nine months ended September 30, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $3,394 compared to $5,678 for the nine months ended September 30, 2003. In 2004, these charges were primarily related to the consolidation of offices in the segment’s Italian operations and the closure of the segment’s San Diego facility.

      As a result of the foregoing, segment profit (as defined in Note 16 to the Consolidated Financial Statements) for this segment decreased 12% for the nine months ended September 30, 2004 compared to 2003. Segment profit as a percentage of revenue decreased 1% from approximately 6% in 2003 to approximately 5% in 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before taxes.

Summary

      Overall revenue increased $37,149, or 6%, to $688,567 for the nine months ended September 30, 2004. The increase is largely attributed to the increase in financial printing, specifically transactional financial printing during the first half of the year, which was offset significantly by the unfavorable results in the third quarter of 2004 as compared to the same period in the prior year. There was a $17,287, or 7% increase in gross margin, and the gross margin percentage remained flat at 37%.

      Selling and administrative expenses on a company-wide basis increased $9,701, or 5%, to $199,852. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. The increase is also due to higher professional fees, marketing, and travel-related expenses, offset by decreases in pension and bad debt expense. The increase in professional fees is primarily from consulting projects related to long-term strategic planning initiatives, recruiting fees, legal fees, and Sarbanes-Oxley compliance costs. Shared corporate expenses were $15,054 in the nine months ended September 30, 2004 compared to $11,789 in the same period in 2003, an increase of $3,265, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of sales, overall selling and administrative expenses remained flat at 29%.

      Depreciation decreased $3,009, primarily as a result of reduced capital expenditures in recent years.

      There were $9,180 in restructuring, integration, and asset impairment charges for the nine months ended September 30, 2004, as compared to $16,874 in the prior year, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

      The gain on the sale of building of $896 for the nine months ended September 30, 2004 relates to the sale of the Company’s manufacturing facility in California.

      Interest expense increased $42, a 1% increase, primarily as a result of a $189 increase in the amortization of deferred financing costs for the nine months ended September 30, 2004 as compared to 2003, resulting from the additional fees relating to the Company’s convertible subordinated debentures issued in September 2003. Also contributing to the increase is a slightly higher average interest rate in the current year (6.1% for the nine months ended September 30, 2004, as compared to 5.3% for the nine months ended September 30, 2003). Offsetting these increases were lower average borrowings in 2004 ($150 million for the nine months ended September 30, 2004 as compared to $175 million for the same period in 2003, and there was also a write-off of $455 of previously capitalized financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the nine months ended September 30, 2003.

      Other income (expense), net was income of 847 for the nine months ended September 30, 2004 as compared to an expense of $1,095 for the same period in the prior year. The change was primarily due to fluctuations in foreign currency translation gains and losses, legal settlement expenses during the nine month period ended September 30, 2003, and income of $747 from the CaseSoft joint venture equity investment recognized during the nine months ended September 30, 2004, compared to no income recognized during the same period in the prior year. Offsetting these fluctuations was a gain of $698 recognized on the contribution of marketable securities to the Company’s pension plan during the nine months ended September 30, 2003, with no similar gains recognized during the nine months ended September 30, 2004.

      Income tax expense for the nine months ended September 30, 2004 was $9,191 on pre-tax income from continuing operations of $13,554, compared to an income tax benefit in 2003 of $731 on pre-tax loss from continuing operations of $7,572. Income tax expense in both years was impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, during the third quarter of 2004 the Company recorded a valuation allowance of $1,573 on its deferred tax assets related to net operating losses of its globalization segment, due to uncertainties regarding their realizability. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.

      Income from discontinued operations, net of tax, from the document outsourcing business for the nine months ended September 30, 2004 was $3,031 compared to $1,041 for the same period last year.

      As a result of the foregoing, net income for the nine months ended September 30, 2004 was $7,394 as compared to a net loss of $5,800 for the same period last year.

Domestic Versus International Results of Operations

      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. Most of the Company’s international operations are derived from its financial printing and globalization segments. United States and foreign components of income (loss) from continuing operations before income taxes for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended
	September 30,

		Restated
	2004	2003

United States	$4,217	$5,609
Foreign	9,337	(13,181)

Income (loss) from continuing operations before taxes	$13,554	$(7,572)

      Foreign pre-tax income from continuing operations improved in the nine months ended September 30, 2004 compared to the same period in 2003 primarily due to improvement in the financial printing segment’s results due to the increased transactional market activity in international markets during the nine months ended September 30, 2004. In addition, the foreign results for the nine months ended September 30, 2003 included approximately $10.2 million of restructuring charges, primarily associated with the integration of GlobalNet’s operations with BGS and the closing of the London financial printing manufacturing facility and a portion of the London financial printing customer service center. The foreign results for the nine months ended September 30, 2004 included approximately $3.2 million of restructuring charges, which included costs associated with the consolidation of offices in the globalization segment’s Italian operations.

Liquidity and Capital Resources

      At September 30, 2004, the Company had a working capital ratio of 1.84 to 1 and working capital of $130,004 compared to a ratio of 1.51 to 1 and working capital of $90,845 at December 31, 2003. Approximately $10 million of the increase in working capital is due to a $4 million increase in accounts receivable included in the assets held for sale related to the document outsourcing business, and a $6 million decrease in the liabilities held for sale as a result of a significant customer prepayment received in December 2003. Also contributing to the increase in working capital was a decrease in accounts payable and accrued expenses of approximately $12 million at September 30, 2004 as compared to December 31, 2003, primarily due to the decrease in accrued restructuring and accrued income taxes payable. There was also a decrease in accrued employee compensation and benefits of approximately $7 million at September 30, 2004 as compared to December 31, 2003, primarily due to contributions to the pension plan made during the nine months ended September 30, 2004. Increases in accounts receivable of approximately $6 million and prepaid expenses of approximately $3 million at September 30, 2004 as compared to December 31, 2003 also contributed to the increase in working capital.

      The Company received $180 million upon the sale of the document outsourcing business that closed on November 9, 2004. The Company’s senior management and Board of Directors are currently reviewing plans for the use of proceeds to be received upon the sale. Alternatives currently being reviewed include repurchases of shares of common stock, the retirement of debt, reinvestment in the core businesses (including strategic acquisitions), payment of a one-time dividend or other general corporate purposes.

      The Company had all of the borrowings available under its $115 million revolving credit facility as of September 30, 2004. The Company’s Canadian subsidiary also had $4.3 million Canadian dollars of available borrowings under its $4.3 million Canadian dollar credit facility as of September 30, 2004. The components of the Company’s debt and available borrowings are described fully in Note 12 to the Company’s Condensed Consolidated Financial Statements.

      It is expected that the cash generated from operations, working capital, proceeds from the sale of BBS, and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      Capital expenditures for the nine months ended September 30, 2004 were $17.8 million. For the full year 2004, the Company plans capital spending of approximately $23 million.

      The Company had previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it expected to contribute approximately $19 million to its pension plan and supplemental retirement plans in 2004. As discussed in Note 13 to the Condensed Consolidated Financial Statements, the Company now estimates it will contribute approximately $25 million to these plans during 2004.

Cash Flows

      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding improved 2 days for the nine months ended September 30, 2004 as compared to the same period last year. The Company had net cash provided by operating activities of $6,988 as compared to cash used in operating activities of $20,138 for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities in 2004 reflects larger cash flow from collections of beginning of period accounts receivable balances, which were approximately $18 million higher at December 31, 2003 than at December 31, 2002. In addition, the Company had overall improved results in 2004 compared to 2003, with income from continuing operations of $4,363 in the nine months ended September 30, 2004 as compared to a loss from continuing operations of $6,841 for the same period in 2003, and more cash was used to pay for restructuring related activities in 2003 as compared to 2004. Overall, cash provided by operating activities increased by approximately $27 million from 2003 to 2004.

      Net cash used in investing activities was $10,917 and $15,990 for the nine months ended September 30, 2004 and 2003, respectively. The change from 2003 to 2004 was primarily the result of $6,731 that was received from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004.

      Net cash provided by financing activities was $9,456 and $37,863 for the nine months ended September 30, 2004 and 2003, respectively. Part of this change is due to significantly higher proceeds from stock option exercises in 2004 ($18,503) as compared to 2003 ($3,173). In addition, as a result of the improvement in cash used by operating activities, the proceeds received on the sale of the Dominguez Hills facility, and the proceeds from stock option exercises, net borrowings of debt were reduced by approximately $43 million to reflect a net payment of debt of approximately $3 million in 2004 as compared to net borrowings of approximately $40 million in 2003.

      Net cash used in discontinued operations decreased by approximately $13.5 million in 2004 as compared to 2003. There were higher bonus payments made during 2003 for 2002 performance, as compared to the payments made during 2004 for 2003 performance. In addition, net income from the document outsourcing business improved to approximately $3 million in 2004 as compared to $1 million in 2003. The cash flows used in discontinued operations were also impacted by the timing of certain cash receipts and disbursements.

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

      The guidance for the full year 2004 results has been changed from the estimates provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. The changes in the outlook reflect the gain on the sale of subsidiary (BBS) that closed on November 9, 2004, the removal of BBS earnings after the sale, a lower range for corporate spending, and lower full-year guidance reflecting the actual third quarter results and expectations for the remainder of the year. Reduced guidance for Financial Print reflects our expectation of continuing softness in the transactional markets. Reduced guidance for Globalization reflects our expectation of continued client project delays. The Company now estimates that full year 2004 results will be in the ranges shown below.

	Previous 2004 Outlook	Current 2004 Outlook

Revenue	$1.1 to $1.2 billion	$875 to $910 million
Financial Print	$650 to $670 million	$620 to $640 million
Outsourcing	$270 to $280 million	—
Globalization	$230 to $240 million	$220 to $230 million
Other	—	$35 to $45 million(1)
Segment Profit:
Financial Print	$80 to $95 million	$66 to $72 million
Outsourcing	$20 to $23 million	—
Globalization	$14 to $18 million	$10 to $12 million
Corporate/ Other	$(20) to $(22) million	$(15) to $(16) million(1)
Restructuring charges	$(10) to $(12) million	$(12) million
Gain on sale of subsidiary, net of tax	—	$35 to $40 million
Depreciation and amortization	$42 million	$35 million
Interest expense	$11 million	$11 million
Discontinued operations, net of tax	—	$4 million
Diluted earnings per share	$0.43 to $0.77	$0.11 to $0.22
Diluted earnings per share, including gain on sale of subsidiary	—	$0.98 to $1.19
Diluted earnings per share, pro forma	$0.63 to $0.97(2)	—
Diluted earnings per share, adjusted pro forma	$0.60 to $0.94(3)	$0.35 to $0.46(4)
Diluted shares	37.4 million	37.1 million
Capital expenditures	$25 million	$23 million

(1)	Includes Litigation Support Services revenue of approximately $35 to $40 million and segment profit of approximately $4 to $5 million. These results were previously reported in the outsourcing segment.

(2)	Excludes restructuring charges.

(3)	Excludes document outsourcing earnings from estimated closing date through year-end.

(4)	Excludes gain on the sale of subsidiary, restructuring charges, legal and settlement expenses related to the outsourcing business, the write-off of certain deferred tax assets, and the gain on sale of building.

Recent Accounting Pronouncements

      In September 2004, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the shares issuable under contingently convertible debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations regardless of whether the contingency had been met. The current rules under FASB Statement No. 128, “Earnings Per Share,” do not require inclusion of such shares until the contingency has been met. As the contingent features under the Company’s convertible subordinated debentures have not been met, we do not include the impact of the conversion in our computation of diluted earnings per share. The provisions are effective for reporting periods ending after December 15, 2004. All prior period earnings per share amounts presented are required to be restated to conform to the provisions of the EITF. The Company estimates the effect of this rule would be to increase the average shares outstanding used in the calculation of diluted earnings per shares by approximately 4,058,445 shares for the three and nine months ended September 30, 2004 and by 315,657 and 105,219 shares for the three and nine months ended September 30, 2003. In addition, the numerator used in the calculation of diluted earnings per share would increase by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $577 and $45 for the three months ended September 30, 2004 and 2003, respectively and $1,730 and $45 for the nine months ended September 30, 2004 and 2003, respectively ). If the new rules were in effect during the nine months ended September 30, 2004 and 2003, there would have been no effect on diluted loss per share for the three and nine months ended September 30, 2004 and 2003 since the effect would have been anti-dilutive.

      In March 2004, the FASB issued an exposure draft (Proposed Statement of Financial Accounting Standards) entitled “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95.” The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value based method. Also, if the proposed Statement is adopted, the Company would be required to record a charge to earnings for stock-based compensation in its future results of operations. In October 2004, the FASB decided to defer the effective date of this proposed standard from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The proposed standard would apply to all share-based compensation awards granted, modified, or settled in cash after July 1, 2005. The FASB expects to issue a final standard by December 31, 2004. The Company will continue to monitor the progress of this proposed Statement and is evaluating its impact on the financial statements, if adopted.

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

      The Company’s market risk is principally associated with trends in the domestic and international capital markets. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial printing segment. The Company also has market risk tied to interest rate fluctuations related to a portion of its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s senior notes issued in February 2002 and its debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The senior notes have an average fixed interest rate of approximately 7.8% (including the impact of amendments and prepayments), and require principal payments between January 2006 and January 2012. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the nine months ended September 30, 2004, the average interest rate on this line of credit approximated 5%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $.1 million, based on the average outstanding balances under the revolving credit facility during the nine months ended September 30, 2004.

Foreign Exchange Rates

      The Company derives a portion of its revenues from various foreign sources. To date, the Company has not experienced significant gains or losses as a result of fluctuations in the exchange rates of the related foreign currencies. However, as the Company expands its global presence, fluctuations may become significant. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation (loss) income of ($1,616) and $12,891 in its consolidated statements of comprehensive income included in stockholders’ equity for the nine months ended September 30, 2004 and 2003, respectively. This (loss) income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, the pound sterling and the Canadian dollar.

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

      The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION

Item 6.	Exhibits

      (a) Exhibits:

10.25	—	Third Amendment, dated October 2004 to Credit Agreement dated as of July 2, 2002, related to $115.0 million revolving credit facility (filed herewith)
10.26	—	Form of Stock Option Agreement under the 1999 Incentive Compensation Plan (filed herewith)
10.27	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan (filed herewith)
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer and Director
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer and Director
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

Date: November 9, 2004

/s/ PHILIP E. KUCERA

Philip E. Kucera
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2004

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2004

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
Vice President and
Corporate Controller
(Principal Accounting Officer)