Form 10-K
period 2004-12-31
BOWNE & CO INC
filed 2005-03-16
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004,
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
(212) 924-5500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the Common Stock issued and outstanding and held by nonaffiliates of the Registrant as of February 28, 2005, based upon the closing price for the Common Stock on the New York Stock Exchange on June 30, 2004, was $511,639,030. For purposes of the foregoing calculation, the Registrant’s 401(K) Savings Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the Registrant.
      The Registrant had 33,790,829 shares of Common Stock outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 1, 2005	Part III, Items 10-12

PART I

Item 1.	Business
      Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is a global leader in providing high-value solutions that empower our clients’ communications. The Company is the world’s largest financial printer and a market leader in providing globalization, localization, translation, interpretation and technical writing services. The Company also provides a comprehensive suite of litigation support services for law firms and corporate law departments. Bowne empowers clients’ information by combining superior customer service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world. The Company’s operations are classified into two reportable business segments: financial print and globalization. The services of each of these segments are described further below:
      Financial Print — Historically Bowne’s principal segment, it encompasses:

•	Bowne Financial Print, the Company’s traditional financial print services and the world’s largest financial printer, offers a comprehensive array of services to create, manage, translate and distribute transactional and compliance-related documents. Bowne provides these services to its clients in connection with capital market and corporate transactions, such as equity and debt issuances and mergers and acquisitions, which the Company calls “transactional financial printing”. Bowne also provides these services to public corporations and mutual fund clients in connection with the fulfillment of their compliance obligations to produce and deliver periodic and other reports under applicable laws and regulations, which the Company calls “compliance printing,” as well as in connection with general commercial and other printing needs.

•	Bowne Enterprise Solutions (“BES”) provides communications solutions that give its clients efficient and cost-effective systems for producing and delivering personalized and customized communications to their customers. From desktop editing to digital on-demand printing, Bowne offers the capability for “just-in-time” delivery of communications that can be individually personalized by the client and professionally produced and distributed.

Overall, the financial print segment generated revenue of approximately $637.4 million in 2004 and $590.9 million in 2003, representing approximately 71% and 70% of total revenue, respectively. The Company’s financial print segment generated segment profit of $69.0 million and $61.9 million in 2004 and 2003, respectively. The Company’s segment profit is measured as gross margin (revenue less cost of revenue) less selling and administrative expenses. The largest class of service in this segment, transactional financial printing, accounted for $276 million, or 30.7% of total 2004 Company revenue.

Globalization — This segment, which consists of Bowne Global Solutions (“BGS”), provides globalization, localization, translation, interpretation and technical writing services to adapt clients’ products and content for use in targeted countries in a manner that is both accurate in meaning and culturally appropriate. The globalization segment generated revenue of approximately $223 million in 2004 and $219 million in 2003, representing approximately 25% and 26% of total revenue, respectively. The Globalization segment generated a segment profit of approximately $9.6 million in 2004 and $13.1 million in 2003.

On November 9, 2004, the Company completed the sale of its document outsourcing business, Bowne Business Solutions (BBS) to Williams Lea, which is based in London. Excluded from the sale were Bowne’s litigation support services business, DecisionQuest, Digital Litigations Solutions (which has subsequently been re-branded as DecisionQuest Discovery Services), and JFS Litigator’s Notebook®. The document outsourcing business is reflected as a discontinued operation in the accompanying consolidated financial statements. In addition, the results for the litigation support services business, which historically had been presented in the outsourcing segment, are now included in the Corporate/ Other category. All prior period information has been reclassified to reflect this presentation.

      Further information regarding segment revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2004, 2003 and 2002, as well as a reconciliation of segment profit to pre-tax income (loss), are shown in Note 19 of the Notes to the Consolidated Financial Statements.
Industry Overview
      Through Bowne’s business units, the Company competes in a number of related industries, namely financial printing, personalized communications, globalization services, and litigation support services.
      The printing industry is highly fragmented, with hundreds of independent printers that provide a full range of traditional printing services. However, specific to transactional and compliance financial printing, there are three primary companies, including Bowne, and a few regional financial printers that participate in a material way. Transactional financial printing volume tends to be cyclical with the capital markets for new debt and equity issuances and public mergers and acquisitions activity. Compliance financial printing volume is less sensitive to market changes and represents a recurring periodic activity, with some seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Volume is also impacted by changing regulatory and corporate disclosure requirements.
      The complete and integrated communications solution Bowne provides to its clients to help them deliver personalized and customized communications to their customers is a subset of the emerging customer relationship management industry. This industry is populated by a number of active participants with a different focus and core capabilities that range from creative branding and message design services, to technical solutions design, to printing. The Company competes in this industry through BES, which operates as part of its financial print segment. BES is focused on providing integrated document creation, production, distribution and management solutions that address the growing personalized communications needs of the financial services industry, in particular the retirement services, asset management and broker segments. Financial services firms are increasingly looking to digital, variable-data-driven solutions that will provide them with a broad range of competitive and operational benefits. For example, a financial services firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. The technologies Bowne leverages to provide clients with automated, creation, printing and distribution capabilities also create efficiencies that will help Bowne’s clients lower document-related costs.
      The globalization services industry traditionally has been managed by in-house departments of multinational companies that use a large cottage industry of small translation and localization contractors located in different countries around the world, whom offer their services to adapt foreign materials for use in that country. While the in-house operations and independent single-language translators traditionally have worked together, over the past few years two trends have begun to change the globalization industry. First, although thousands of independent freelance translators remain, the highly fragmented industry has started to consolidate, with three major participants today, including BGS. An advantage to employing a consolidated provider of globalization services is that the scale of the larger players allows them to manage large globalization projects across multiple countries and offer integrated services. Second, multinational companies are increasingly outsourcing their globalization needs, although the Company estimates that a substantial majority of all globalization management is still performed in-house. The advantages to increased outsourcing are the ability of clients to improve the quality of their translated content, hasten time to market and reduce their fixed costs in these non-core activities.
      The litigation support services industry has numerous competitors in the United States that compete for clients among law firms and medium-sized to large corporations that have significant litigation support services needs. Bowne is currently a leader in providing litigation support services to the legal industry. The services generally fall into the three following categories:

•	jury research, trial consulting, courtroom graphics, and strategic communications;

•	project-based, off-site litigation support, including document imaging, coding, electronic data discovery, and web hosting services; and

•	case management software.
The Company

Financial Print
      Bowne Financial Print has long ranked as the world’s largest financial printer in a field populated by three primary companies, including Bowne, and a few regional financial printers. The Company’s transactional financial printing includes registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company’s compliance financial printing includes annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the SEC or other regulatory bodies around the world. Bowne Financial Print is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm, and 6-K Expresstm. A component of compliance printing includes mutual fund printing. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. Bowne Financial Print also provides some commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation services for highly confidential legal and financial documents in connection with its financial print operations. Over the past few years, Bowne has expanded its financial print capabilities within all phases of the document life-cycle, including electronic receipt and dissemination of client documents, composition, content management, conversion, translation, assembly, packaging, output, delivery, and archiving.
      The Company’s international financial printing business provides similar services as those delivered by its domestic operations. International print capabilities are delivered primarily by the Company or in some areas, through strategic relationships.
      Historically, transactional financial print has been the largest contributor to the Company’s total revenue. However, this line of business is cyclical with the financial markets and experienced a marked downturn from 2001 through 2003. In response, the Company began to reduce fixed costs and increase the flexibility of its financial print segment to respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated eleven of its U.S. offices and facilities. While the Company still maintains its own printing capabilities, Bowne also outsources some printing needs to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing its staffing, maintenance and operating expense of underutilized facilities, and is in line with industry practice. In addition, since November 2000, Bowne has significantly reduced its financial print workforce. The Company also has successfully established an arrangement with a company in India that allows it to outsource some of its document conversions and related functions on cost-effective terms, especially at times of peak demand. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to permanently reduce its fixed and direct labor costs. As a result of the flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long term and that it will not need to fully replace personnel or otherwise incur such costs.
      The Company believes that its technology investments have produced one of the most flexible and efficient typesetting, printing and distribution systems in the industry, for example:

•	For the third year in a row, Bowne was among the top 500 companies recognized by Information Week magazine for the most innovative users of technology in the United States.

•	Recent advances in technology have permitted Bowne to centralize the majority of its typesetting operations into six “Centers of Excellence”, to reduce its typesetting workforce and to outsource offshore the more routine and less critical typesetting work at a lower cost than performing it in-house.

•	The digital, print-on-demand services the Company offers through BES use advanced database technology, coupled with high-speed digital printing, to assist clients, primarily in the financial services industry, to reach their customers with more targeted levels of customized and personalized communications.

•	The Company also developed BowneFaxtm to replace its standard fax machines. While a standard fax machine simply transmits a page from one location to another, BowneFaxtm creates a digital file at high resolution and speeds and facilitates work-sharing. In terms of speed, BowneFaxtm shortens turnaround time because pages are read and processed five to ten times faster than standard faxes. In terms of service, BowneFaxtm reduces the time the Company and its clients need to clarify unclear copy changes and significantly enhances accuracy through reduction of editing errors and page tracking.

•	XMarktm, another one of the Company’s proprietary technologies, takes input from clients in a variety of formats and allows conversion personnel to produce near-perfect conversions in a single cycle, standardizes the document format, and then produces output in a variety of formats. In terms of speed, XMarktm reduces data conversion and composition production time in the range of 50 to 90 percent.

•	The Company expects to begin implementing its newest proprietary typesetting system, ACE (Advanced Composition Engine), in 2005. It believes that ACE will significantly improve productivity, accuracy and page turnaround, and substantially shorten training cycles, giving the Company even greater flexibility and responsiveness to its clients.
      The Company has continued to diversify its business mix within the financial print segment with the introduction of Bowne Enterprise Solutions. Using a model that involves extensive consultation with clients with respect to their customer communications challenges, BES partners with clients to deliver quality applications based upon the effective integration of document creation, content management and distribution methods. These methods include offset and digital printing and electronic delivery. BES helps its clients create, manage and distribute critical information, such as brokerage statements and introductory enrollment kits for new participants in 401(k) plans and new brokerage accounts, and brokerage statements, in order to produce better returns on their marketing dollars. Using advanced database technology, coupled with high-speed digital printing, BES offers clients the opportunity to personalize and customize communications to their customers. BES’s digital, print-on-demand services also eliminate the need to conventionally print generic information and hold it in inventory until it is used or becomes obsolete. BES maintains an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing, legal and other authorized users. This allows customized and individual fulfillment with the most current copies available, while reducing waste. Because of the extensive integration of systems between BES and its clients, contracts for these services tend to involve longer-term relationships. The clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies and commercial banks.

Globalization
      Bowne Global Solutions enables customers to succeed in global markets by providing innovative linguistic and cultural solutions. As a company’s domestic market becomes saturated or faces an economic downturn, the drive to “go global” is accelerated. Whether this means establishing international sales channels, developing manufacturing plants in low cost regions, or simply putting up an e-commerce Web site, the result is that companies today, large and small, are doing more and more business across borders and languages. Yet, while forecasts and market potential often look promising, successfully executing in these markets against entrenched local competition is very challenging. As a result, these companies seek a flexible partner with the scope and breadth to support their globalization efforts. With its scale and skill, backed by proven project management methods, BGS is able to rapidly respond to its clients’ changing needs while maintaining the highest standards of production quality.

      BGS is the leading provider in the industry and serves clients in a wide variety of vertical markets including information technology, telecommunications, aerospace, automotive, medical devices, pharmaceuticals, financial services, entertainment, and government agencies in the United States and Europe. BGS provides support to these customers in three primary areas:

•	Localization/Translation — the process of adapting content and products to meet the language and cultural requirements of users throughout the world. BGS offers a comprehensive solution covering all aspects of translation, engineering, content re-creation, multimedia, linguistic quality control and testing.

•	Technical Writing — the creation of technical documentation for owner and repair manuals, instructions for use, regulatory filings, and help systems. BGS authors and technical illustrators, working closely with client teams, develop effective documentation in a variety of formats suitable for distribution on-line or in print.

•	Interpretations — assisting government agencies and commercial organizations conducting business or legal proceedings with parties who do not speak the same native language. BGS trained and certified interpreters in the US and Europe perform in a variety of settings including face-to-face, over-the-phone, and in conferences.
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
      In the past, BGS relied heavily on revenue from information technology clients. However, BGS has steadily decreased its reliance on these clients through diversification of its customer base. Revenues from information technology clients have further decreased on an individual project basis as those clients become more efficient at segmenting their larger programs into smaller discrete amounts, reducing the revenue per transaction even as the volume and number of languages covered increases. BGS has expanded its client base by reaching clients in new and diverse industries (such as transportation, telecommunications, aerospace/defense, manufacturing, life sciences, financial services, entertainment and consumer brands) and continues to focus on penetrating the significant number of companies that still perform their globalization and localization services in-house. The Company believes that any new business from companies that currently handle this work in-house will further increase the size of the currently served market.
      BGS has approximately 1,800 full-time employees in 24 countries, as well as a global contractor network of more than 10,000 qualified linguists covering over 80 languages and dialects.

Litigation Support Services
      The Company’s litigation support services business consists of DecisionQuest, DecisionQuest Discovery Services, and JFS Litigator’s Notebook® (JFS). DecisionQuest, acquired in December 2002, is a strategic communications firm which allows the Company to deliver litigation support services spanning the entire “litigation lifecycle”tm, from inception of the case through trial. These services include trial consulting and jury research, strategic communications, courtroom graphics and presentation technologies, litigation support and case evaluation software, and custom case strategy Web sites. DecisionQuest also owns a 50% interest in CaseSoft, Ltd., which develops software tools used primarily by litigators, litigation paralegals, and investigators. DecisionQuest Discovery Services offers its clients off-site support when they need help processing data and documents for large litigation projects. These project-based services include electronic data discovery processing, document imaging and coding, optical character recognition, high-speed, high volume printing, Web-based document hosting, and photocopying. JFS provides custom database management and litigation software application support and training which helps litigation teams work with the critical evidence retrieved from the underlying documents and transcript databases. In October 2004, DecisionQuest acquired

Tri-Coastal Legal Technologies, Ltd. (‘’Tri-Coastal”) for approximately $4.5 million. Tri-Coastal was the largest litigation graphics design firm in the Houston area and will help expand DecisionQuest’s presence throughout the Southwestern United States.
      The Company’s litigation solutions leverage technology and our litigation services expertise to add structure and support to our clients’ entire litigation process, allowing them to focus on winning cases instead of managing support services. Our litigation solutions provide legal professionals with a single, expert resource to assist them throughout the entire process — from pre-case strategy development to post-trial support.
Other Information
      For each of the last three fiscal years, the Company’s financial print segment has accounted for the largest share of consolidated total revenue, as shown below:

	Year Ended
	December 31,

Type of Service	2004	2003	2002

Transactional financial printing	31%	29%	35%
Compliance printing	17	17	18
Mutual fund printing	14	15	19
Commercial printing	4	4	5
Digital printing and other	5	5	5

Financial Print	71	70	82
Globalization	25	26	17
Other	4	4	1

	100%	100%	100%

      We have facilities to serve customers throughout the United States, Canada, Europe, Latin America, South America and Asia.
      Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.
      The Company maintains conference rooms and telecommunications capabilities at all of its financial print offices for use by clients while transactions are in progress. On-site conveniences are also provided to clients, which promote speed and ease of editorial changes and otherwise facilitate the completion of jobs. The Company’s globalization activities are conducted in a number of countries around the world. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among clients at different sites.
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
      With respect to its globalization offerings, the Company believes it holds the leading market position. The Company’s competition is from (i) the in-house globalization and localization departments of companies, (ii) small single-language vendors, and (iii) multi-language vendors.
      Competition in the litigation support services industry comes primarily from two national competitors and from regional/local competitors as well. The Company believes it is currently a leader in providing litigation support services to the legal industry.
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
      In the first quarter of the year, the globalization segment revenues are seasonally low due to the relatively high volume of consumer and commercial products that ship in the fourth quarter of any given year. This segment has historically relied on more than half of its business from the recently weak technology sector. Beginning in 2003 however, the segment began to realize the benefits of a change in product mix reflecting a continuing decline in the concentration of revenues from the technology sector.
      During the last four years, the Company has reduced costs in its financial print segment largely through a combination of staff reductions, the application of advanced technologies, outsourcing during peak periods and through office closings and consolidations. The Company does not anticipate the need to add significantly to staffing as the capital markets return to higher levels of volume, because it believes it will continue to be able to leverage the technology investments of the past few years and outsource certain work to third parties.
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
Patents and Other Rights
      The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer typesetting and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also utilizes the following service marks: Empowering Informationsm, Empowering Your Informationsm, ExpressStartsm and QuickPathsm, and trademarks: BowneFaxtm, BowneFile16®, BowneLink®, CaseMap®, DecisionQuest®,
8-K Expresstm, 6-K Expresstm, Elcano®, FundSmith®, Litigation Lifecycle®, JFS Litigator’s Notebook®, RapidViewtm, Securities Connect®, TimeMaptm, Transforming Digital Capitaltm and XMarktm.
Sales and Marketing
      The Company employs approximately 326 sales and marketing people. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales people act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.
Customers and Backlog of Orders
      The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions, as well as leading software, manufacturing, transportation and life sciences companies.
      During the fiscal year ended December 31, 2004, no customer accounted for 10% or more of the Company’s sales. However, one customer, Microsoft, is significant to the globalization segment. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial print segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.
Employees
      At December 31, 2004, the Company had approximately 4,900 full-time employees. Relations with the Company’s employees are considered to be good. Approximately four percent of the Company’s employees are members of various unions. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.
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

International Sales
      The Company conducts operations in Canada, Europe, Latin America, South America and Asia. In addition, the Company has affiliations with certain firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 24% of the Company’s total revenues in 2004, 22% in 2003 and 18% in 2002. During 2004, 2003 and 2002, revenues derived from foreign countries other than Canada totaled $217, $186 and $143 million, respectively. The financial print segment had revenues of $57, $36 and $44 million in these years, respectively. The globalization segment had revenues of $160, $151 and $99 million in 2004, 2003 and 2002, respectively. Canadian revenues were approximately 7% of the Company’s total sales in 2004, and 6% of the Company’s total sales in 2003 and 2002. During 2004, 2003, and 2002, revenues derived from Canada totaled $62, $48, and $43 million, respectively.

Item 2.	Properties
      Information regarding the material facilities of the Company, as of December 31, 2004, seven of which were leased and seven of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

345 Hudson Street New York, NY	2006	Customer service center, general office space, computer center, and corporate headquarters.	222,000
800 Central Blvd Carlstadt, NJ	2009	Digital printing plant and general office space.	130,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	73,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2005	Customer service center, typesetting, printing plant and general office space.	71,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, typesetting, printing plant and general office space.	51,000
18050 Central Avenue Carson, CA	2014	Printing plant and general office space.	40,295
60 Queen Victoria Street London, England	2020	Customer service center and general office space.	30,000
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, typesetting, printing plant and general office space.	110,000
411 D Street Boston, MA	Owned	Customer service center, typesetting, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, typesetting and general office space.	73,000
1931 Market Center Blvd, Dallas, TX	Owned	Customer service center, typesetting and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, typesetting and general office space.	50,000
      All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment in the financial print and globalization segments is owned outright. In May 2004, the Company sold its financial print facility in Dominguez Hills, California and moved to a new leased facility in Carson, CA in September 2004. In

February 2005, the Company announced that it will relocate its New York offices currently located at 345 Hudson Street to 55 Water Street. The Company will occupy 200,000 square feet under a 20-year lease, with the relocation scheduled for January 2006. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding property and equipment leases.

Item 3.	Legal Proceedings
      The Company is involved in no pending legal proceedings other than routine litigation incidental to the conduct of its business which is not material to its business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2004.

Supplemental Item.	Executive Officers of the Registrant
      The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

Philip E. Kucera	Chief Executive Officer of the Company since October 2004; previously Interim Chief Executive Officer from May 2004; served as Senior Vice President and General Counsel since December 1998.	62
David J. Shea	President and Chief Operating Officer since October 2004, previously served as President since August 2004 and Senior Vice President and Chief Executive Officer of Bowne Enterprise Solutions, LLC since November 2003; also served as Senior Vice President, President, and Executive Vice President, Business Development and Strategic Technology of Bowne Business Solutions from July 1998.	49
C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001; previously Vice President, Corporate Controller from February 1999 to August 2001; previously Vice President, Finance and Controller from September 1996 of Bowne of Dallas, L.P., a subsidiary of the Company.	43
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	52
James E. Fagan, Jr.	Senior Vice President of the Company and President and Chief Executive Officer of Bowne Global Solutions, Inc. since December 2002; previously Senior Vice President, Strategy and New Business Development from May 2001; previously Senior Vice President and Director of Capital Market Global Sales for R.R. Donnelley.	53
L. Andy Williams	Senior Vice President and President of Financial Print since March 2004, previously President of Financial Print Central and Western Regions since April 2003; previously Regional President of Bowne of Dallas, L.P., Bowne of Houston and Bowne of Chicago, subsidiaries of the Company, since April 1996.	57
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary since March 2002; served as Vice President and Associate General Counsel from April 2001; previously Vice President, General Counsel and Secretary of Vital Signs, Inc.	53
Kenneth W. Swanson	Senior Vice President, Operations since October 2001; previously Senior Vice President, Manufacturing since December 1998; also President of Bowne Business Communications, Inc. and Bowne of South Bend.	48

Name	Principal Occupation During Past Five Years	Age

Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; previously Vice President, External Financial Reporting for Winstar Communications, Inc. from August 1999.	40
William J. Coote	Vice President and Treasurer since December 1998.	50
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
Share Prices
      The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2004 and 2003 by year and quarters.

			Dividends
			Per
	High	Low	Share

2004
Fourth quarter	$16.34	$11.11	$.055
Third quarter	16.02	12.60	.055
Second quarter	17.99	14.81	.055
First quarter	17.90	13.66	.055

Calendar year	17.99	11.11	$.22

2003
Fourth quarter	$15.82	$13.30	$.055
Third quarter	15.81	12.78	.055
Second quarter	13.44	9.95	.055
First quarter	12.16	9.13	.055

Calendar year	15.82	9.13	$.22

      The closing price of the Company’s common stock on February 28, 2005 was $15.80 per share, and the number of holders of record on that date was approximately 1,101.
Stock Repurchase
      Through an Overnight Share Repurchase program with Bank of America, Bowne repurchased 2,530,000 shares on December 2, 2004, at a price of $15.75 per share, for approximately $40.2 million, net of costs. In connection with the program, Bank of America has been purchasing, and will continue to purchase, shares in the open market over the next three to six months. At the end of the program, Bowne will receive or pay a price adjustment based on the volume weighted average price of shares acquired during the purchase period. As of December 31, 2004, Bank of America purchased 442,800 shares in the open market at an average price of $15.55. Bank of America has purchased a total of 1,191,400 shares at an average price of $15.34 through February 28, 2005.

      The Company’s Board of Directors also authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. Over a period of up to two years, the Company will purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. No share purchases have occurred in the public market related to this program as of February 28, 2005.

Item 6.	Selected Financial Data
Five Year Financial Summary

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002	2001	2000

	(In thousands, except per share information)
Operating Data
Revenue	$899,011	$847,636	$778,865	$830,918	$992,042
Expenses:
Cost of revenue	(574,264)	(536,166)	(485,176)	(531,778)	(600,458)
Selling and administrative	(266,034)	(247,977)	(247,705)	(243,604)	(277,839)
Depreciation	(32,121)	(35,466)	(35,684)	(36,528)	(37,196)
Amortization	(2,713)	(2,478)	(874)	(2,994)	(2,904)
Restructuring charges, integration costs and asset impairment charges	(14,644)	(23,076)	(17,658)	(15,602)	(2,106)
Gain (loss) on sale of certain printing assets	—	—	15,369	(1,858)	—
Gain on sale of building	896	—	4,889	—	—
Purchased in-process research and development	—	—	—	(800)	—

Operating income (loss)	10,131	2,473	12,026	(2,246)	71,539
Interest expense	(10,709)	(11,389)	(7,119)	(6,258)	(6,953)
Loss on extinguishment of debt	(8,815)	—	—	—	—
Other (expense) income, net	(118)	(1,367)	(1,427)	1,582	(1,575)

(Loss) income from continuing operations before income taxes	(9,511)	(10,283)	3,480	(6,922)	63,011
Income tax benefit (expense)	1,313	729	(6,482)	(2,876)	(29,107)

(Loss) income from continuing operations	$(8,198)	$(9,554)	$(3,002)	$(9,798)	$33,904

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002	2001	2000

	(In thousands, except per share information)
Balance Sheet Data
Current assets	$315,626	$270,389	$261,833	$264,698	$314,508
Current liabilities	$157,605	$179,544	$179,494	$186,556	$180,966
Working capital	$158,021	$90,845	$82,339	$78,142	$133,542
Current ratio	2.00:1	1.51:1	1.46:1	1.42:1	1.74:1
Plant and Equipment, net	$116,021	$129,886	$143,139	$153,262	$370,403
Total assets	$654,609	$728,879	$705,456	$637,334	$660,215
Long-term debt	$76,962	$139,828	$142,708	$76,940	$85,676
Stockholders’ equity	$372,797	$351,572	$337,374	$330,029	$360,966
Per Share Data
(Loss) income from continuing operations:
Basic	$(.23)	$(.28)	$(.09)	$(.30)	$.98
Diluted	$(.23)	$(.28)	$(.09)	$(.28)	$.96
Dividends	$.22	$.22	$.22	$.22	$.22
      In November 2004 the Company sold its document outsourcing business to Williams Lea. The results from this business are reported as discontinued operations and all prior years amounts have been reclassified to reflect this presentation. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the sale of the Company’s document outsourcing business. Also refer to Items Affecting Comparability in Management’s Discussion and Analysis of Financial Condition and Results of Operations for other items affecting the comparability of the financial information presented above.
      The 2003 and 2002 financial information reflects a restatement to correct excess depreciation taken in error on certain assets of the globalization segment during those years, as well as certain tax adjustments. The impact of this restatement on prior years’ results was to decrease previously reported depreciation expense by $1,379 and $1,152 for the years ended December 31, 2003 and 2002, respectively. The net of tax impact on loss from continuing operations was a decrease of $1,379, or $.04 per share, and $929, or $.03 per share, for the years ended December 31, 2003 and 2002, respectively. In addition, the restatement increased total assets and stockholders’ equity by $2,837 and $1,054 compared to what was previously reported at December 31, 2003 and 2002, respectively.

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
Overview
      The Company had favorable results for the first two quarters of 2004 primarily due to the effect of the increased activity in the capital markets on the financial print segment. However, the second half of the year had weaker results primarily due to significant competitive pressure within the financial print business, continued weak technology sector spending and delays of key customer technology projects in the global solutions business, and increased corporate expenses related to Sarbanes-Oxley compliance. The capital market began to improve during the fourth quarter of 2004 and has shown some positive momentum in the early stages of 2005, and the Company continues to be optimistic regarding the future results of its Financial Print business. The Company is also optimistic regarding the Globalization segment’s results for 2005 as key customer technology projects that were delayed earlier in 2004 have now begun.
      During the fourth quarter of 2004, the Company sold its document outsourcing business, Bowne Business Solutions, to Williams Lea for $180 million in total consideration, resulting in a gain of approximately $31.6 million, net of taxes. With the proceeds from the sale, the Company retired its $60 million private placement senior notes, and used $40.2 million to repurchase 2,530,000 shares of its common stock through an overnight share repurchase program with Bank of America. These actions helped to significantly improve the Company’s balance sheet, resulting in net cash (cash and marketable securities less total outstanding debt) of $3.7 million at December 31, 2004, compared with net debt of $123.5 million at December 31, 2003.
      The document outsourcing business is reflected as a discontinued operation in the accompanying consolidated financial statements. The portion of the business that was previously included in the Outsourcing segment and has been excluded from the sale is referred to as the litigation support services business and is included in the Corporate/ Other category in the accompanying consolidated financial statements.
      The results of the Company’s two reporting segments are discussed below:

•	Financial Print: On a full year basis, this segment reported revenue of $637.4 million, a $46.6 million or 7.9% increase over the prior year. Segment profit for the year was $69.2 million, an increase of $7.1 million as compared to 2003. For the fourth quarter of 2004, revenue was $143.4 million, an increase of $10.6 million, or 8% over 2003. Segment profit for the fourth quarter declined to $7 million in 2004 from $14.3 million for the same period in 2003. The decline in the segment profit for the fourth quarter resulted from increased employee compensation costs and the impact of price competition particularly in connection with initial public offerings. Despite a fourth quarter which did not meet expectations, the Company is optimistic about 2005 given the upturn in capital market activity and the Company’s continued market leading position.

•	Globalization: On a full year basis, this segment reported revenue of $223 million, a $3.7 million increase over 2003. This segment reported profit of $9.6 million which was $3.5 million less than 2003. Fourth quarter revenue was $55.1 million, with segment profit of $1.5 million, a decline of $2.4 million from the same period in 2003. Segment profit was lower in 2004 as the expected rebound in spending by the technology sector failed to materialize and significant projects were delayed until 2005. The Company took action in the fourth quarter to reduce costs through reorganizing the segment’s management structure, including the elimination of senior management and staff positions, and scaling back research and development spending. The expected cost savings from these reductions, as well as the start-up of delayed customer projects, should help this segment perform better in 2005.
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

      The following table summarizes the amounts incurred for restructuring, integration and asset impairment charges for each segment over the last three years:

	2004	2003	2002

Financial Print	$5,799	$12,380	$6,876
Globalization	6,195	8,605	10,624
Corporate/ Other	2,650	2,091	158

Total	$14,644	$23,076	$17,658
After tax impact	$10,498	$16,869	$12,830
Per share impact	$0.29	$0.50	$0.38
      The actions taken in the year ended December 31, 2004 are estimated to result in additional annualized savings to continuing operations of approximately $21 million. Since beginning its cost cutting initiatives in the fourth quarter of 2000, the Company has reduced its annual cost base for continuing operations by approximately $145 to $150 million through December 31, 2004. Much of the expense reductions within the financial print segment are the result of the elimination of redundant staff and facilities that the Company maintained while it was bringing new technology solutions and manufacturing capacity on-line to support the unprecedented growth in transactional financial print work during the period from 1996 through 2000. The Company does not anticipate the need to replace this staff or the closed facilities in order to respond to a recovery in the capital markets, therefore yielding a higher degree of operating leverage and allowing the Company to increase productivity in such a recovery. In addition to the cost reductions in its financial print segment, the Company has also made workforce reductions in its globalization segment to better respond to fluctuations in demand and to integrate the acquisitions of Mendez and GlobalNet into the existing BGS operation. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 10 to the Consolidated Financial Statements.
      The Company expects to incur additional restructuring and integration charges in 2005 of approximately $3 to $8 million.
      Some other transactions that affect comparability of results from year to year are as follows:
      In the fourth quarter of 2004, the Company sold its document outsourcing business to Williams Lea for $180 million, recognizing a gain of approximately $31.6 million after tax, or $0.86 per share.
      In the fourth quarter of 2004, the Company prepaid its private placement senior notes, incurring a loss of $8.8 million ($5.6 million after taxes, or $.15 per share), primarily related to the make-whole payment.
      During 2004, the Company incurred legal and settlement expenses related to the discontinued document outsourcing business of $1.0 million ($615 after taxes, or $0.02 per share).
      During 2004, the Company provided a valuation allowance of $1.1 million, or $0.03 per share, on its previously recognized deferred tax assets related to net operating losses in the Globalization segment, due to uncertainty regarding their realization.
      In May 2004, the Company sold its financial print facility in Dominguez Hills, California for net proceeds of $6.73 million, recognizing a gain on the sale of $896 ($551 after tax, or $0.01 per share) during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September 2004.
      In the third quarter of 2003 the Company recognized a gain on the disposition of long-term investments of $0.7 million ($0.4 million after tax, or $0.01 per share.)
      In the third quarter of 2003 the Company incurred $0.8 million ($0.5 million after tax, or $0.01 per share) related to the prepayment and amendment of the Company’s Revolving Credit Facility and certain Private Placement notes.
      The Company completed two other transactions in the third quarter of 2002 that affect comparability of results. The Company sold certain publishing assets and liabilities in its financial print segment, resulting in a pre-tax gain of $15,369 ($8,785 after tax, or $0.26 per share). The Company also completed the sale of the Chicago office building, resulting in a pre-tax gain of $4,889 ($2,787 after tax, or $0.08 per share).
Results of Operations
      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.
      Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain in the sale of subsidiary and building, loss on extinguishment of debt, other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Financial Print

	Years Ended December 31,
					Year Over Year
		% of		% of
Financial Print Results:	2004	Revenue	2003	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$275,578	43%	$244,719	41%	$30,859	13%
Compliance printing	148,218	23	142,293	24	5,925	4
Mutual funds	129,222	21	125,159	21	4,063	3
Commercial	37,790	6	37,128	6	662	2
Other	46,605	7	41,557	8	5,048	12

Total revenue	637,413	100	590,856	100	46,557	8
Cost of revenue	(397,568)	(62)	(367,429)	(62)	(30,139)	8

Gross margin	239,845	38	223,427	38	16,418	7
Selling and administrative	(170,809)	(27)	(161,538)	(27)	(9,271)	6

Segment profit	$69,036	11%	$61,889	11%	$7,147	12%

Other Items:
Depreciation	$(24,190)	(4)%	$(27,353)	(5)%	$3,163	(12)%
Restructuring, integration and asset impairment charges	(5,799)	(1)	(12,380)	(2)	6,581	5
Gain on sale of building	896	1	—	—	896	100
      Financial print revenue increased 8% for the year ended December 31, 2004 compared to the year ended December 31, 2003, with the largest class of service in this segment, transactional financial printing, up 13% in 2004. There was increased transactional activity in the first half of 2004 over the same period in 2003. This was partially offset by lower activity in the second half of 2004 compared to that of 2003. Revenue from the international market increased 44% to approximately $112,429 for the year ended December 31, 2004, as compared to $78,016 for the year ended December 31, 2003. This increase is primarily due to increased transactional market activity in all international markets, as well as increases in mutual fund and commercial revenue during 2004 as compared to 2003. Some of the increase in revenue is also attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 35% for the year ended December 31, 2004 compared to 2003. The increase in the international markets was driven primarily by higher revenue in Asia, which rebounded from the impact of the SARS outbreak and its effect on the Asian capital markets in 2003. In addition, the Company provided services on three large projects in Asia in the fourth quarter which accounted for approximately 11% of the total revenue from international markets for the year.
      Despite competitive pressures the Company remains the leading financial printer in both domestic and international markets and handled the largest percentage of IPO and mergers and acquisitions announced in 2004. During 2004 the Company worked on 83 IPOs, which is more than double the number worked on in 2003, and the Company was also awarded six of the ten largest merger and acquisition transactions over $50 million that were announced in 2004. The Company is optimistic regarding the future results of its financial print business due to the building momentum in the capital markets in the beginning of 2005.
      Compliance printing revenue increased 4% for the year ended December 31, 2004 as compared to 2003. Improvement in compliance printing revenue is linked to the new Securities and Exchange Commission regulations and the extensive disclosure requirements under which the Company’s clients are now required to comply.
      Mutual fund services revenue increased 3% for the year ended December 31, 2004, despite tightened spending by certain mutual fund clients and the loss of some clients due to pressure from competitive pricing. The increase is due to the addition of several new clients and additional work from existing clients.
      Other revenue increased 12% for the year ended December 31, 2004 compared to the prior year resulting from increases in digitally printed investor kit volumes and the introduction of two new products designed to enable the Company’s clients to personalize their marketing messages to their clients.
      Gross margin of the financial print segment increased by 7%, and the margin percentage remained at approximately 38%. The increased activity in transactional financial printing positively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Gross margins were also positively impacted compared to the prior year due to the consolidation of the Company’s fulfillment operations with the digital print facility. Gross margins were negatively impacted due to the competitive pricing pressure in the IPO market along with higher employee compensation and benefit costs.
      Selling and administrative expenses increased 6%. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs. As a percent of sales, selling and administrative expenses remained flat at approximately 27% for the years ended December 31, 2004 and 2003.
      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2004, the Company initiated cost reductions aimed at increasing operational efficiencies, including the consolidation of certain administrative functions, the relocation of its Southern California financial print facility, and the consolidation of the Company’s fulfillment operations with its digital print facility. Total restructuring and asset impairment charges related to the financial print segment for the year ended December 31, 2004 were $5,799 compared to $12,380 for the year ended December 31, 2003.
      In May 2004, the Company sold its financial print facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the year ended December 31, 2004. The Company relocated to a new leased facility in Southern California in September 2004.
      Segment profit (as defined in Note 19 to the Consolidated Financial Statements) from this segment increased 12% for 2004 as compared to 2003 primarily as a result of increased revenue. Segment profit as a percentage of revenue remained flat at approximately 11% for both years. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before income taxes.

Globalization

	Years Ended December 31,				Year Over Year

		% of		% of		%
Globalization Results:	2004	Revenue	2003	Revenue	$ Change	Change

	(Dollars in thousands)
Revenue	$222,973	100%	$219,245	100%	$3,728	2%
Cost of revenue	(147,599)	(66)	(140,415)	(64)	(7,184)	5

Gross margin	75,374	34	78,830	36	(3,456)	(4)
Selling and administrative	(65,817)	(30)	(65,758)	(30)	(59)	0

Segment profit	$9,557	4%	$13,072	6%	$(3,515)	(27)%

Other Items:
Depreciation (2003 restated)	$(5,930)	(3)%	$(5,509)	(3)%	$421	8%
Restructuring, integration and asset impairment charges	(6,195)	(3)	(8,605)	(4)	2,410	(28)
      Revenue increased 2% for the year ended December 31, 2004. Adjusting for the impact of foreign currency rates, revenue decreased approximately 5% from 2003. The decline in revenue at constant rates generally resulted from a decline in the demand for interpretation services primarily from the Department of Justice contract, delays in commitments from certain localization customers in the technology sector from 2004 to 2005, and continued pricing pressure.
      Gross margin from this segment declined 4% for the year ended December 31, 2004, while the gross margin percentage decreased two percentage points to approximately 34%. The decline in gross margin percentage is primarily due to decreased pricing resulting from competitive price pressures including a decline in prices on the renewal of the Department of Justice contract, higher fixed costs on lower than anticipated revenue and the impact of foreign currency. During the fourth quarter, the Company strategically reduced certain idle capacity in its production platform and reduced selling and administrative expenses to compensate for the tightening margins. The Company anticipates margin improvement from these actions and from anticipated revenue growth from projects in the technology sector that were delayed until 2005.
      Selling and administrative expenses were flat in both dollars and as a percentage of revenue, for both years. Taken at constant exchange rates, selling and administrative expenses would have decreased 6% as the weaker U.S. dollar had a significant negative impact on expenses. The decrease in expenses at constant rates is generally related to merging redundant facilities, reduction of corporate management and staff, a decrease in research and development resources, and lower incentive compensation expenses. The general decline in expenses is offset by increases due to investment in sales and marketing initiatives, including global sales force training and an extensive management meeting.
      Depreciation expense for the year ended December 31, 2003 has been restated to correct for excess depreciation taken in error on certain assets acquired as a result of the 2001 acquisition of Mendez. The correction decreases previously reported depreciation expense by $1,379.
      For the year ended December 31, 2004, restructuring, integration and asset impairment charges related to the globalization segment were $6,195 in 2004 as compared to $8,605 in 2003. In 2004, these charges were primarily related to the consolidation of offices in the segment’s Italian operations, closure of the segment’s San Diego facility, a reduction of corporate management, and scaling back the investment in research and development.
      As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) for this segment decreased 27% for the year ended December 31, 2004 as compared to 2003. Segment profit as a percentage of revenue decreased two percentage points from approximately 6% in 2003 to approximately 4% in 2004. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before taxes.

Summary
      Overall revenue increased $51,375, or 6.1%, to $899,011 for 2004. The increase is largely attributed to the increase in financial printing, specifically transactional financial printing during the first half of the year, which was offset significantly by the unfavorable results in the second half of 2004 as compared to the same period in the prior year. There was a $13,277, or 4.3% increase in gross margin, and the gross margin percentage remained flat at approximately 36%.
      Selling and administrative expenses on a company-wide basis increased by approximately $18,057, or 7%, to $266,034. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. The increase is also due to higher professional fees, marketing, and travel-related expenses, offset by decreases in pension and bad debt expense. The increase in professional fees is primarily from consulting projects related to long-term strategic planning initiatives, recruiting fees, legal fees, and Sarbanes-Oxley compliance costs. Shared corporate expenses were approximately $22,062 in 2004 as compared to approximately $15,655 in 2003, an increase of approximately $6.4 million, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of sales, overall selling and administrative expenses increased one percentage point to 30%.
      Depreciation decreased approximately $3,345, primarily as a result of reduced capital expenditures in recent years.
      There were approximately $14,644 in restructuring, integration, and asset impairment charges during 2004, as compared to $23,076 in 2003, as discussed in Note 10 to the Consolidated Financial Statements.
      The gain on the sale of building of $896 for 2004 relates to the sale of the Company’s manufacturing facility in California as discussed in Note 9 to the Consolidated financial statements.
      Interest expense decreased $680, a 6% decrease, primarily as a result of lower average borrowings in 2004 ($147 million for the year ended December 31, 2004, as compared to $175 million for the year ended December 31, 2003) offset by a slightly higher average interest rate in the current year (6.2% for the year ended December 31, 2004 as compared to 5.6% for the year ended December 31, 2003.)
      Loss on extinguishment of debt resulted from the early retirement of the Company’s senior notes in December 2004. The loss represents the make-whole payment required in accordance with the debt agreement and the write-off of approximately $272 of deferred costs that were previously being amortized over the life of the senior notes, as discussed in Note 12 to the Consolidated Financial Statements.
      Other expense, net was $118 for the year ended December 31, 2004 as compared to $1,367 for the year ended December 31, 2003. The change was primarily due to fluctuations in foreign currency translation gains and losses, and legal settlement expenses incurred during the year ended December 31, 2003.
      Income tax benefit for 2004 was $1,313 on pre-tax loss from continuing operations of $9,511 compared to a tax benefit in 2003 of $729 on pre-tax loss from continuing operations of $10,283. Income tax benefits in both years were impacted because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. In addition, in 2004 the Company recorded a valuation allowance of approximately $1.1 million on its previously recognized deferred tax assets related to net operating losses of its globalization segment, due to uncertainties regarding their realization. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 39%.
      Net income from discontinued operations increased $33,897 in 2004 to $35,702 as compared to $1,805 for 2003. The increase is primarily due to the gain on the sale of the document outsourcing business to Williams Lea in November 2004, as discussed in Note 3 to the Consolidated Financial Statements.
      As a result of the foregoing, net income for 2004 was $27,504 as compared to a net loss of $7,749 for 2003.

     Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. United States and foreign components of (loss) income from continuing operations before income taxes for 2004 and 2003 are as follows:

	Year Ended December 31,

		Restated
	2004	2003

United States	$(20,618)	$789
Foreign	11,107	(11,072)

(Loss) income from continuing operations before taxes	$(9,511)	$(10,283)

      Domestic pre-tax loss from domestic operations increased significantly in 2004 due to the loss on the early retirement of the senior notes, increased corporate spending, and an increase in the pre-tax loss related to the globalization segment’s domestic operations.
      Foreign pre-tax income (loss) from continuing operations improved in 2004 compared to 2003 primarily due to improvement in the financial print segment’s results due to the increased transactional market activity in international markets during 2004. In addition, the foreign results for 2003 included approximately $12.9 million of restructuring charges, primarily associated with the integration of GlobalNet’s operations with BGS and the closing of the London financial printing manufacturing facility and a portion of the London financial printing customer service center. The foreign results for 2004 included approximately $4.6 million of restructuring charges, which included costs associated with the consolidation of offices in the globalization segment’s Italian operations.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Financial Print

	Years Ended December 31,
					Year Over Year
		% of		% of
Financial Print Results:	2003	Revenue	2002	Revenue	$ Change	% Change

			(Dollars in thousands)
Revenue:
Transactional financial printing	$244,719	41%	$273,900	43%	$(29,181)	(11)%
Compliance printing	142,293	24	139,455	22	2,838	2
Mutual funds	125,159	21	150,921	24	(25,762)	(17)
Commercial	37,128	6	35,478	6	1,650	5
Other	41,557	8	38,515	5	3,042	8

Total revenue	590,856	100	638,269	100	(47,413)	(7)
Cost of revenue	(367,429)	(62)	(391,233)	(61)	23,804	(6)

Gross margin	223,427	38	247,036	39	(23,609)	(10)
Selling and administrative	(161,538)	(27)	(180,467)	(28)	18,929	(10)

Segment profit	$61,889	11%	$66,569	11%	$(4,680)	(7)%

Other Items:
Depreciation	$(27,353)	(5)%	$(29,075)	(5)%	$1,722	(6)%
Restructuring, integration and asset impairment charges	(12,380)	(2)	(6,876)	(1)	(5,504)	80
Gain on sale of certain printing assets	—	—	15,369	2	(15,369)	(100)
Gain on sale of building	—	—	4,889	1	(4,889)	(100)

      Revenue decreased 7% for the twelve months ended December 31, 2003, with the largest class of service in this segment, transactional financial printing, down 11% in 2003. The market for transactional financial printing remained low and was down during 2003, as compared to 2002, primarily due to reduced capital market activity in 2003, both domestic and international. There were also some significant transactions for which the Company provided financial printing services during 2002, with no transactions of similar significance in 2003. The market for transactional financial printing began to experience a rebound during the second half of 2003, with transactional financial printing revenues for the second half of 2003 increasing 43% over the first half of 2003, primarily due to increased domestic capital market activity in 2003 as well as an increase in mergers and acquisitions transactions. Revenues from transactional financial printing services during the fourth quarter of 2003 were 54% higher than in the first quarter of 2003.
      The Company maintained its industry-leading market share in both the domestic and international markets, capturing the business connected with approximately 42% of the IPO market in 2003, as well as 42% of all U.S. public mergers and acquisitions valued over $50 million. In the IPO market, 84 companies came to market in 2003, down from 94 companies in 2002, however, 53 of that 84 came to market in the second half of 2003, with 24 coming in December.
      The international market was also affected by the downturn in the capital markets, with revenues of $78 million for 2003 compared to 2002 revenues of $87.5 million, an 11% decline. The majority of this decline is from the Asian subsidiaries which may have been impacted by the SARS illness outbreak and its effect on the Asian capital markets.
      Mutual fund services revenue decreased 17%, for 2003, which is primarily due to the continued consolidation of funds, tightened spending by mutual funds in reaction to slowness in the financial markets, and the loss of some clients due to pressure from competitive pricing. There were also certain special proxy statement print jobs which were completed in 2002 that were not repeated in 2003.
      Financial print revenue also declined $4,530 due to the sale of certain publishing assets and liabilities during the third quarter of 2002. This was offset by an increase of $5,292 related to fulfillment services which are included in consolidated results as a result of the Company’s acquisition of its fulfillment operation which was previously operated as a joint venture during most of 2002.
      Gross margin of the financial print segment decreased 10% and the margin percentage decreased by approximately one percentage point to 38%. The reduced activity in transactional financial printing impacted gross margin since, historically, transactional financial printing is the most profitable class of service. There were also some significant transactions for which the Company provided financial printing services during the second quarter of 2002, which increased the 2002 gross margin percentage, with no transactions of similar significance in 2003. Margins were also impacted by competitive pricing pressure, as well as diminished resource utilization resulting from the decreased mutual fund services revenue. Offsetting these factors were the results of the Company’s ongoing cost reduction initiatives which led to improvements in gross margins.
      Selling and administrative expenses decreased 10% primarily as a result of cost reductions that were implemented during 2002 and 2003, including workforce reductions and office closings during that time frame, offset by higher employee benefit, incentive compensation, and insurance costs. The decrease was also the result of lower expenses that were directly associated with sales such as selling expenses (including commissions) and certain variable administrative expenses. As a percent of sales, selling and administrative expenses decreased approximately one percentage point to 27% from 2002 to 2003.
      During 2003, the Company responded to the continued lower levels of activity in the capital markets by further reducing its staffing and other operating expenses, including closing its London manufacturing facility and a portion of its London customer service center, as well as several other offices. Total restructuring and asset impairment charges related to the financial print segment incurred as a result of these programs were $12,380 compared to $6,876 in 2002.
      Segment profit (as defined in Note 19 to the Consolidated Financial Statements) from this segment for the year ended December 31, 2003 decreased 7%, from segment profit of $66,569 in 2002. The decrease in segment profit was primarily a result of decreased revenues in 2003. Segment profit as a percentage of revenue remained consistent from 2002 to 2003. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before income taxes.

Globalization

	Years Ended December 31,
					Year Over Year
		% of		% of
Globalization Results:	2003	Revenue	2002	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$219,245	100%	$131,171	100%	$88,074	67%
Cost of revenue	(140,415)	(64)	(87,038)	(66)	(53,377)	61

Gross margin	78,830	36	44,133	34	34,697	79
Selling and administrative	(65,758)	(30)	(48,574)	(37)	(17,184)	35

Segment profit (loss)	$13,072	6%	$(4,441)	(3)%	$17,513	394%

Other Items:
Depreciation (restated)	$(5,509)	(3)%	$(4,428)	(3)%	$(1,081)	24%
Restructuring, integration and asset impairment charges	(8,605)	(4)	(10,624)	(8)	2,019	(19)
      Revenue increased 67% for the year ended December 31, 2003. The increase was primarily attributable to the acquisition of GlobalNet in September 2002, as well as organic growth. The increase in revenue was accompanied by a change in product mix reflecting a continuing decline in the concentration of revenues from the information technology and telecommunications sectors, consistent with the Company’s efforts to diversify its customer base. The diversification was evidenced by increases in the government, life sciences, financial services, manufacturing and transportation sectors. During 2003 the Company completed significant projects for Microsoft, Nissan and the Special Olympics, among others. Significant contracts signed included the renewal of the U.S. Department of Justice contract, and new contracts with the Irish Department of Justice and BKK AS, one of Norway’s largest producers, wholesalers and transmitters of electrical power. The Company also entered into a five-year collaborative business agreement with SAAB AB.
      Gross margin from this segment increased 79%, while the gross margin percentage increased approximately two percentage points to 36%. Gains realized from facility consolidation, headcount reductions and process improvements related to the GlobalNet acquisition fueled the increase in gross margin percentage, offset by pricing pressure in the globalization market along with the negative impact from the weak dollar.
      Selling and administrative expenses increased 35%, but as a percentage of revenue decreased approximately seven percentage points to 30%. The increase in selling and administrative expenses was generally related to the acquisition of GlobalNet. Economies realized from merging redundant facilities and integrating the workforces of BGS and GlobalNet was the primary contributor to the decrease of selling and administrative costs as a percentage of revenue.
      Depreciation expense for the years ended December 31, 2003 and 2002 has been restated to correct for excess depreciation taken in error on certain assets acquired as a result of the 2001 acquisition of Mendez. The correction decreases previously reported depreciation expense by $1,379 and $1,152 for the years ended December 31, 2003 and 2002, respectively. The increase in depreciation from 2002 to 2003 is due to the acquisition of GlobalNet in September 2002.
      For the year ended December 31, 2003 restructuring, integration and asset impairment charges related to the globalization segment were $8,605 compared to $10,624 for the year ending December 31, 2002. These charges primarily related to workforce reductions, office closings, and other costs associated with the integration of GlobalNet.
      As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) for this segment for the year ending December 31, 2003 was $13,072. This compares to a segment loss in 2002 of $4,441. The significant improvement in segment profit was largely a result of economies created through the integration of GlobalNet and BGS. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.
Summary
      Overall revenue increased $68,771, or 9%, to $847,636 for 2003. The increase is attributed to the acquisitions of GlobalNet and DecisionQuest in 2002, offset by a decline in financial printing. There was a $17,781, or 6%, increase in gross margin, however the gross margin percentage decreased approximately one percentage point to 37%. This decrease in gross margin percentage was attributable to decreased margin percentages in the financial print segment.
      Selling and administrative expenses increased slightly from $247,705 in 2002 to $247,977 in 2003. The slight increase was primarily due to the acquisitions of GlobalNet and DecisionQuest, and higher employee benefit costs, incentive compensation, and insurance and was offset slightly by lower costs directly related to the decrease in sales in financial printing, such as selling expenses (including commissions) and certain variable administrative expenses, as well as decreases in administrative expenses as a result of workforce reductions, office closings, and reductions in discretionary spending. In addition, shared corporate expenses were $15,655 in 2003 compared to $17,351 in 2002, a decrease of $1,696, primarily due to lower professional and consulting fees. As a percentage of sales, these expenses decreased three percentage points to 29%. This percentage was affected by the improvement in the globalization segment primarily due to realizing economies created by the acquisition of GlobalNet and cost savings realized as it merged redundant facilities and integrated the two workforces.
      Depreciation decreased $218 primarily as a result of reduced capital expenditures in recent years. Amortization increased $1,604 as a result of the acquisitions of GlobalNet and DecisionQuest in 2002.
      There were $23,076 in restructuring, integration, and asset impairment charges for the year ended December 31, 2003, as compared to $17,658 in 2002, as discussed in Note 10 to the financial statements.
      Interest expense increased $4,270, a 60% increase, primarily as a result of higher average borrowings in 2003 ($175 million for the year ending December 31, 2003, as compared to $133 million for the year ending December 31, 2002), and a slightly higher average interest rate in 2003 (5.6% for 2003, as compared to 5.2% for 2002). The increase in interest expense is also the result of a $909 increase in the amortization of deferred financing costs, resulting from the fees relating to the Company’s revolving credit facility, senior notes and convertible subordinated debentures, all of which were either completed or amended since February 2002. In addition, there was also a write-off of $455 of previously deferred financing costs in connection with the retirement of portions of the revolving credit facility and senior notes during the third quarter of 2003.
      The gain on sale of certain printing assets of $15,369 for the year ended December 31, 2002 relates to the sale of certain publishing assets and liabilities associated with the financial print segment.
      The gain on the sale of building of $4,889 for the year ended December 31, 2002 relates to the sale of the Company’s Chicago office building.
      Income tax benefit in 2003 was $729 on a pre-tax loss from continuing operations of $10,283, compared to income tax expense in 2002 of $6,482 on pre-tax income from continuing operations of $3,480. The 2002 tax expense is $223 higher than previously reported as a result of the tax effect of the restatement to correct for excess depreciation taken in error on certain assets acquired as a result of the 2001 acquisition of Mendez, as previously mentioned in the discussion of the globalization segment’s results. Income tax expense in both years was impacted significantly because there was no benefit taken for losses in certain foreign jurisdictions because of the uncertainty regarding their realization. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) remained at approximately 39%.
      Net income from discontinued operations was $1,805 in 2003 as compared to $4,286 in 2002.

      As a result of the foregoing, the net loss for 2003 was $7,749 as compared to net income in 2002 of $1,284.

Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. United States and foreign components of income (loss) from continuing operations before income taxes for 2003 and 2002 are as follows:

	Year Ended December 31,

	Restated	Restated
	2003	2002

United States	$789	$14,599
Foreign	(11,072)	(11,119)

(Loss) income from continuing operations before taxes	$(10,283)	$3,480

      Domestic pre-tax income from continuing operations decreased significantly due to the gain on the sale of certain printing assets and the gain on the sale of building in 2002 of approximately $15,369 and $4,889, respectively.
      Foreign pre-tax loss from continuing operations was slightly lower in 2003 compared to 2002 primarily due to the increase in pre-tax income from the foreign operations in the globalization segment. This increase was attributable to the acquisition of GlobalNet that occurred in September 2002.
2005 Outlook
      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets, and excludes the effect of potential dilution from the Convertible Subordinated Debentures and the impact from any future purchases under our share repurchase program. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7.
      For 2005, the Company expects improved results over 2004. The Company is optimistic about the financial print business due to the increase in the capital markets activity. The Company expects improvement in its globalization segment as it realizes the benefits of cost reductions made during 2004 and as delayed projects start up in 2005.

      Although several circumstances, including volatile market conditions, have limited the Company’s ability to predict future financial results, we estimate that full year 2005 results will be in the ranges shown below.

Full Year 2005

Revenues:	$900 million to $1 billion
Financial Print	$640 to $715 million
Globalization	$225 to $265 million
Corporate/ Other	$40 to $50 million
Segment Profit:
Financial Print	$70 to $95 million
Globalization	$19 to $24 million
Corporate/Other:
Litigation Solutions	$5 to $8 million
Corporate Spending	$(17) to $(23) million
Restructuring charges	$(3) to $(8) million
Depreciation and amortization	$35 million
Interest expense	$5.5 million
Diluted earnings per share	$0.50 to $1.00
Diluted earnings per share, excluding restructuring charges	$0.60 to $1.08
Diluted shares	35,100 shares
Capital expenditures	$25 million
Liquidity and Capital Resources

Liquidity and Cash Flow information:	2004	2003	2002

Working capital	$158,021	$90,845	$82,339
Current ratio	2.00 to 1	1.51 to 1	1.46 to 1
Net cash provided by operating activities	$34,199	$20,249	$45,964
Net cash provided by (used in) investing activities	$126,390	$(21,117)	$(89,506)
Net cash (used in) provided by financing activities	$(97,784)	$(10,782)	$22,769
Net cash (used in) provided by discontinued operations	$(18,593)	$(4,131)	$25,885
Capital expenditures	$24,057	$22,073	$26,492
Proceeds from the sale of subsidiary	$167,264	—	—
Acquisitions, net of cash acquired	$3,500	—	$86,761
Average days sales outstanding	66	67	70
      At December 31, 2004, the Company had a working capital ratio of 2.00 to 1 and working capital of approximately $158.0 million compared to a ratio of 1.51 to 1 and working capital of $90.8 million at December 31, 2003. The increase in working capital is primarily due from an increase in cash and marketable securities of approximately $64 million as a result of the net receipt of approximately $167.3 million from the sale of the document outsourcing business that closed on November 9, 2004. The Company used approximately $69 million of the proceeds from the sale for the principal and a make-whole payment related to the early retirement of the Company’s $60 million senior notes during the fourth quarter of 2004. The Company also used approximately $40.2 million of the proceeds to repurchase 2,530,000 shares on December 2, 2004 through an overnight share repurchase program with Bank of America. Also contributing to the increase in working capital was a decrease in accrued employee compensation and benefits of approximately $12.2 million primarily due to a decrease in the current accrued pension costs of approximately $16.3 million, resulting from contributions to the pension plan made during 2004. This decrease was offset slightly by an increase in accrued bonuses of approximately $9.3 million from 2003 to 2004.

      The Company’s Board of Directors has authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. Over a period of up to two years, the Company will purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. No trading activity has occurred in the public market related to this program as of February 28, 2005.
      The Company had all of the borrowings available under its $115 million revolving credit facility as of December 31, 2004. The Company is in the process of renewing the revolving credit facility, which expires in July 2005, and expects completion in the next few months. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of December 31, 2004. The components of the Company’s debt and available borrowings are described fully in Note 12 to the Company’s Consolidated Financial Statements.
      It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development and integration needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.
      Capital expenditures for the year ended December 31, 2004 were $24,057. For the full year 2005, the Company plans capital spending of approximately $25 million.
Cash Flows
      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding improved one day for the year ended December 31, 2004 as compared to 2003. The Company had net cash provided by operating activities of $34,199, $20,249, and $45,964 for the years ending December 31, 2004, 2003, and 2002 respectively. The increase in net cash provided by operating activities in 2004 as compared to 2003 is primarily due to larger cash flow from collections of beginning of the year accounts receivable balances in 2004 as compared to 2003 resulting in an increase of cash flow of approximately $9,215. In addition, the Company had overall improved results in 2004 compared to 2003, with operating income of $10,131 in 2004 compared to $2,473 in 2003. Also contributing to the increase in cash flow in 2004 as compared to 2003 is that more cash was used to pay for restructuring related activities in 2003, resulting in a significant decrease in accrued expenses in 2003 from 2002, as compared to the slight increase in accrued expenses in 2004. Offsetting these increases in cash flow from operations was the increase in contributions to the pension plan and supplemental retirement plan in 2004 as compared to 2003. The Company contributed approximately $25 million to these plans in 2004 as compared to approximately $9 million in 2003. Overall, cash provided by operating activities increased by approximately $12,420 from 2003 to 2004. The fluctuation from 2002 to 2003 is due primarily to a significant increase in accounts receivable as compared to a significant decrease in the prior year (when excluding the effect of 2002 acquisitions) and a significant decrease in accrued expenses, primarily caused by a decline in the accrued restructuring balance in 2003.
      Net cash provided by (used in) investing activities was $126,390, ($21,117) and ($89,506) for the years ended December 31, 2004, 2003, and 2002, respectively. The change from 2003 to 2004 was primarily the result of approximately $167,264 of proceeds received from the sale of the Company’s document outsourcing business in the fourth quarter of 2004, and $6,731 of net proceeds received from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004. Offsetting these increases was approximately $3,500 used in the acquisition of Tri-Coastal Legal Technologies in the fourth quarter of 2004, and the purchase of marketable securities of approximately $20,280 also in the fourth quarter of 2004. The fluctuation from 2002 to 2003 is primarily due to the cash used in the acquisitions of GlobalNet and DecisionQuest in 2002 and was slightly offset by the proceeds received from the sale of certain printing assets and the Chicago building.

      Net cash (used in) provided by financing activities was ($97,784), ($10,872) and $22,769 for the years ended December 31, 2004, 2003, and 2002, respectively. The increase in cash used from 2003 to 2004 was primarily due to the Company’s early retirement of its $60 million senior notes and the repurchase of approximately 2.5 million shares of common stock during the fourth quarter of 2004, which was partially offset by the proceeds received from the increased stock options exercises in 2004. The change in 2003 compared to 2002 primarily resulted from net repayments of debt in 2003, as compared to net borrowings in 2002, partially offset by slightly higher proceeds from stock option exercises in 2003.
      Net cash (used in) provided by discontinued operations was ($18,593), ($4,131) and $25,885 for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash used in discontinued operations from 2004 to 2003 is primarily the result of the tax expense associated with the sale of the document outsourcing business in the fourth quarter of 2004. The fluctuation from 2002 to 2003 is due primarily to a large customer deposit received in 2002 related to the discontinued document outsourcing business, a significant decrease in accounts receivable from 2001 to 2002 as compared to the change in accounts receivable during 2003, and a decrease in the net income from the discontinued operations in 2003 as compared to 2002.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements
      The Company’s debt consists primarily of the convertible subordinated debentures issued in a private placement in September 2003. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.
      The Company and its subsidiaries also occupy premises and utilize equipment under operating leases that expire at various dates through 2020. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on the Company’s balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options.
      The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility has a term of four years, with expected minimum lease payments remaining of approximately $2.5 million in 2005 and 2006 and $1.0 million in 2007. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $11.0 million as of December 31, 2004.
      The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year

Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-term debt obligations(1)	$77,683	$782	$792	$548	$75,313	$248	—
Operating lease obligations(2)(3)	291,335	30,684	32,015	28,169	23,616	17,453	$159,398
Capital lease obligations	208	147	61	—	—	—	—
Synthetic lease obligation(4)	12,276	2,455	2,455	7,366	—	—	—
Unconditional purchase obligations(5)	17,370	2,250	3,600	5,520	6,000	—	—

Total contractual cash obligations	$398,872	$36,318	$38,923	$41,603	$104,929	$17,701	$159,398

(1)	The debt payment information presented above assumes that the Company’s convertible subordinated debentures issued in September 2003 will either be redeemed by the Company or repurchased from the holders in October 2008, the earliest date upon which redemption or repurchase may occur. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the redemption and repurchase provisions of the debentures.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $4.8 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	The operating lease obligations shown in the table include the minimum annual rental commitments related to the 20-year lease entered into in February 2005 pertaining to the Company’s relocation of its primary New York offices currently located at 345 Hudson Street to 55 Water Street.

(4)	The synthetic lease payments indicated in the table assume that the Company would exercise its option to purchase the equipment at the end of the lease for approximately $6.3 million, which represents the estimated residual value of the equipment at the end of the lease.

(5)	Unconditional purchase obligations primarily represent commitments for services ($16,600) and capital expenditures ($770).
      As discussed in Note 14 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. In 2005, the Company is not required to make any contributions to its pension plan and estimates it will contribute approximately $6 million to its supplemental retirement plan. During 2004, the Company made approximately $25 million in pension and supplemental retirement plan contributions.
      The Company has issued standby letters of credit in the ordinary course of business totaling $7,538. These letters of credit expire in 2005 ($6,869) and 2006 ($669). Pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company is required to deliver to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. Provided no event of default has occurred and is continuing, the amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced on certain specified terms, or remain outstanding beyond October 1, 2008.
      During 2004, the Company also issued a guarantee related to a lease agreement for facilities occupied by its wholly-owned subsidiary in the litigation support services business. The minimum annual commitment under this lease agreement is $948 as of December 31, 2004. The guarantee is effective through the term of the lease, which expires in October 2011.
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
      In accordance with Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”), “Business Combinations,” the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are amortized to expense over time, while in-process research and development costs, if any, are recorded as a one-time charge at the acquisition date if it is determined that it has no alternative future use. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill and other indefinite lived intangible assets. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.
      The Company has acquired certain identifiable intangible assets in connection with its acquisitions of Mendez in 2001, GlobalNet and DecisionQuest in 2002, and Tri-Coastal in 2004. These identifiable intangible assets primarily consist of the value associated with customer relationships, trade name, covenants not to compete, software licenses and proprietary technology. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent third party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the software licenses were derived using the market approach, which is based upon the value of similar or alternative technology. This approach was used due to the uncertainty regarding the amount of future cash flows to be generated from the software license. The value of the trade name was determined using an estimated market-based royalty rate applied to projected future revenue. The value of the proprietary technology was based on estimated replacement cost. The value of the covenant not to compete was determined using a discounted cash flow methodology. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.
      Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. At December 31, 2004, our goodwill balance was $171,326, which primarily related to the globalization segment ($132,676) and the litigation solutions business ($22,133).
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
      Revenue Recognition — The Company recognizes revenue for substantially all services within its financial print segment and litigations solutions business when products or services are delivered to customers or when completed. Revenue for services provided within the Company’s globalization segment are recognized under the percentage of completion method, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various elements of the contract can be made. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of these contracts, recognized revenues and profit are subject to revisions as the contract progresses toward completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the provision become known. The Company believes these revenue recognition methods best represent when the Company has earned revenue.
      Allowance for Doubtful Accounts — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2004, the Company had an allowance for doubtful accounts of $14,392.
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
      At December 31, 2004 and 2003, the Company had deferred tax assets in excess of deferred tax liabilities of $31,034 and $29,890, respectively. At December 31, 2004 and 2003, management determined that it is more likely than not that $17,544 and $19,009, respectively, of such assets will be realized, resulting in a valuation allowance of $13,490 and $10,881, respectively.
      The Company evaluates quarterly the realization of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The primary factor used to assess the likelihood of realization is the Company’s forecast of future taxable income. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In management’s opinion, adequate provisions for income taxes have been made for all years presented.
      Accounting for Pensions — The Company sponsors a defined benefit pension plan in the U.S. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plan. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.
      The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.00% at December 31, 2004, compared to 6.25% at December 31, 2003 and 6.50% at December 31, 2002. The 6.25% percent at December 31, 2003 was used to calculate the 2004 pension expense. Each 0.5 percentage point change in the discount rate would result in an $11.9 million change in the projected pension benefit obligation and a $0.87 million change in pension expense.
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
      Restructuring Accrual — During fiscal 2004, 2003, and 2002, the Company recorded significant restructuring charges. Prior to the fourth quarter of 2002, these costs were accrued in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” During the fourth quarter of 2002, the Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan.
      As a component of the 2004 restructuring charge of $14,644, the Company recorded an expense related to facility closures and lease termination costs totaling $4,018. The recorded amount was based on the fair value of contractual obligations contained in the leases (net of estimated sublease income) discounted using a credit-adjusted risk-free rate. This expense was recorded using our estimates of future expected cash flows associated with these office closings. The liability associated with the facility closures will be adjusted for revisions related to the timing and amount of estimated cash flows in the period they become known.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2005 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements.
      In December 2004, the FASB issued FASB Staff Position, 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. In FSP FAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The guidance in FSP FAS 109-1 was effective December 21, 2004 and had no impact on the Company’s results of operations or its financial position.
      In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company therefore cannot reasonably estimate the income tax effect of such repatriation. The Company expects to be in a position to finalize its assessment by December 31, 2005.
      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the shares issuable under contingently convertible debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations, regardless of whether the contingency had been met, if the effect would be dilutive to the earnings per share calculation. The provisions are effective for reporting periods ending after December 15, 2004. If the impact is dilutive, all prior period earnings per share amounts presented are required to be restated to conform to the provisions of the EITF. The Company adopted this rule during the fourth quarter of 2004 and there was no effect on diluted income (loss) per share for all periods presented since the effect was anti-dilutive to the earnings per share calculation. In future periods the effect of this rule, if the impact is dilutive, would be to increase the average shares outstanding used in the calculation of diluted earnings per share by the amount of the shares issuable under the Company’s convertible subordinated debentures (4,058,445 shares for the year ended December 31, 2004) and increase the numerator used in the calculation of diluted earnings per share by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $2,306 for the year ended December 31, 2004).
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
      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial print segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.
Interest Rate Risk
      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.
      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the year ended December 31, 2004, the average interest rate on this line of credit approximated 5.5%. A hypothetical change in the annual interest rate of 1% per annum would result in a change in annual interest expense of approximately $119 thousand, based on the average outstanding balances under the revolving credit facility during the year ended December 31, 2004.
Foreign Exchange Rates
      The Company derives a portion of its revenues from various foreign sources. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation income of $13,471, $24,961 and $12,227 in its consolidated statements of comprehensive income (loss) included in stockholders’ equity for the years ended December 31, 2004, 2003 and 2002, respectively. This income is primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.
Equity Price Risk
      The Company’s investments in marketable equity securities consist primarily of auction rate securities. These securities are fixed income securities with minimal market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 8.	Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bowne & Co., Inc.
      We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 2, the consolidated financial statements as of December 31, 2003 and for each of the years ended December 31, 2003 and 2002 have been restated.
/s/ KPMG LLP
New York, New York
March 16, 2005

BOWNE & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

	(In thousands, except per share information)
Revenue	$899,011	$847,636	$778,865
Expenses:
Cost of revenue	(574,264)	(536,166)	(485,176)
Selling and administrative	(266,034)	(247,977)	(247,705)
Depreciation	(32,121)	(35,466)	(35,684)
Amortization	(2,713)	(2,478)	(874)
Restructuring charges, integration costs and asset impairment charges	(14,644)	(23,076)	(17,658)
Gain on sale of certain printing assets	—	—	15,369
Gain on sale of building	896	—	4,889

	(888,880)	(845,163)	(766,839)

Operating income	10,131	2,473	12,026
Interest expense	(10,709)	(11,389)	(7,119)
Loss on extinguishment of debt	(8,815)	—	—
Other expense, net	(118)	(1,367)	(1,427)

(Loss) income from continuing operations before income taxes	(9,511)	(10,283)	3,480
Income tax benefit (expense)	1,313	729	(6,482)

Loss from continuing operations	(8,198)	(9,554)	(3,002)
Discontinued operations:
Income from discontinued operations, net of tax	4,150	1,805	4,286
Gain on sale of discontinued operations, net of tax	31,552	—	—

Net income from discontinued operations	35,702	1,805	4,286

Net income (loss)	$27,504	$(7,749)	$1,284

Loss per share from continuing operations:
Basic	$(.23)	$(.28)	$(.09)
Diluted	$(.23)	$(.28)	$(.09)
Earnings per share from discontinued operations:
Basic	$1.00	$.05	$.13
Diluted	$1.00	$.05	$.13
Total earnings (loss) per share:
Basic	$.77	$(.23)	$.04
Diluted	$.77	$(.23)	$.04
See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

		Restated
	2004	2003

	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$61,222	$17,010
Marketable securities	20,378	77
Accounts receivable, less allowance for doubtful accounts of $14,392 (2004) and $14,597 (2003)	177,180	167,168
Inventories	20,321	19,764
Prepaid expenses and other current assets	36,525	33,220
Assets held for sale	—	33,150

Total current assets	315,626	270,389
Property, plant and equipment at cost, less accumulated depreciation of $299,140 (2004) and $276,717 (2003)	116,021	129,886
Other noncurrent assets:
Goodwill, less accumulated amortization of $20,604 (2004) and $20,138 (2003)	171,326	162,590
Intangible assets, less accumulated amortization of $6,579 (2004) and $3,487 (2003)	26,426	31,379
Deferred income taxes	9,403	9,235
Other	15,807	18,502
Assets held for sale, noncurrent	—	106,898

Total assets	$654,609	$728,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$929	$770
Accounts payable	44,094	38,475
Employee compensation and benefits	57,158	65,235
Accrued expenses and other obligations	55,424	49,607
Liabilities held for sale	—	25,457

Total current liabilities	157,605	179,544
Other liabilities:
Long-term debt — net of current portion	76,962	139,828
Deferred employee compensation and other	47,245	54,053
Liabilities held for sale, noncurrent	—	3,882

Total liabilities	281,812	377,307

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 41,444,817 shares (2004) and 40,334,233 shares (2003)	414	403
Additional paid-in capital	75,368	56,882
Retained earnings	345,448	325,677
Treasury stock, at cost 7,781,468 shares (2004) and 6,296,750 shares (2003)	(85,620)	(55,534)
Accumulated other comprehensive income, net	37,187	24,144

Total stockholders’ equity	372,797	351,572

Total liabilities and stockholders’ equity	$654,609	$728,879

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(8,198)	$(9,554)	$(3,002)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	32,121	35,466	35,684
Amortization	2,713	2,478	874
Asset impairment charges	518	2,198	1,575
Gain on sale of building	(896)	—	(4,889)
Loss on extinguishment of debt	8,815	—	—
Provision for doubtful accounts	2,026	4,284	6,697
Gain on sale of certain printing assets	—	—	(15,369)
Loss on disposal of fixed assets	469	556	935
Gain on sales of securities and other investments	—	(1,022)	—
Provision for deferred employee compensation	13,063	14,340	11,085
Deferred income taxes	2,825	(8,502)	(996)
Other	2,285	2,087	(5,650)
Changes in other assets and liabilities, net of acquisitions, discontinued operations, and certain non-cash transactions:
Accounts receivable	(9,808)	(19,023)	10,479
Inventories	(557)	(932)	(409)
Prepaid expenses and other current assets	(2,156)	5,195	5,268
Accounts payable	5,600	(6,467)	(3,466)
Employee compensation and benefits	(20,053)	7,247	(6,560)
Accrued expenses and other obligations	5,432	(8,102)	13,708

Net cash provided by operating activities	34,199	20,249	45,964

Cash flows from investing activities:
Purchase of property, plant and equipment	(24,057)	(22,073)	(26,492)
Purchase of marketable securities	(20,280)	—	—
Proceeds from the sale of fixed assets	232	632	452
Proceeds from the sale of subsidiary, net of costs	167,264	—	—
Acquisition of businesses, net of cash acquired	(3,500)	—	(86,761)
Proceeds from the sale of certain assets	—	—	15,000
Proceeds from sale of building	6,731	—	8,295
Proceeds from sales of marketable securities and other investments	—	324	—

Net cash provided by (used in) investing activities	126,390	(21,117)	(89,506)

Cash flows from financing activities:
Proceeds from borrowings	150,620	313,374	368,244
Payment of debt	(222,817)	(321,381)	(340,951)
Proceeds from stock options exercised	22,326	4,551	2,838
Payment of dividends	(7,733)	(7,416)	(7,362)
Purchase of treasury stock	(40,180)	—	—

Net cash (used in) provided by financing activities	(97,784)	(10,872)	22,769

Net cash (used in) provided by discontinued operations	(18,593)	(4,131)	25,885
Net increase (decrease) in cash and cash equivalents	44,212	(15,871)	5,112
Cash and Cash Equivalents — Beginning of year	17,010	32,881	27,769

Cash and Cash Equivalents — End of year	$61,222	$17,010	$32,881

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended December 31, 2004, 2003, and 2002

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total

	(In thousands, except per share information)
Balance at January 1, 2002	$398	$50,879	$346,920	$(9,260)	$(58,908)	$330,029
Comprehensive income (loss):
Net income (restated)			1,284			1,284
Foreign currency translation adjustment (restated)				12,227		12,227
Minimum pension liability adjustment (net of tax effect)				(1,994)		(1,994)
Unrealized losses on securities:
Unrealized holding losses arising during the period				(1,338)		(1,338)
Income tax benefit related to unrealized holding losses				535		535

Comprehensive income (restated)						10,714

Cash dividends ($.22 per share)			(7,362)			(7,362)
Noncash stock compensation		642			513	1,155
Exercise of stock options	3	2,360			475	2,838

Balance at December 31, 2002 (restated)	$401	$53,881	$340,842	$170	$(57,920)	$337,374
Comprehensive income (loss):
Net loss (restated)			(7,749)			(7,749)
Foreign currency translation adjustment (restated)				24,961		24,961
Minimum pension liability adjustment (net of tax effect)				(441)		(441)
Unrealized gains on securities:
Unrealized holding gains arising during the period				25		25
Income tax expense related to unrealized holding gains				(11)		(11)
Reclassification adjustment for realized holding gains on certain investments during the year (net of tax effect)				(560)		(560)

Comprehensive income (restated)						16,225

Cash dividends ($.22 per share)			(7,416)			(7,416)
Noncash stock compensation		649			189	838
Exercise of stock options	2	2,352			2,197	4,551

Balance at December 31, 2003 (restated)	$403	$56,882	$325,677	$24,144	$(55,534)	$351,572
Comprehensive income (loss):
Net income			27,504			27,504
Foreign currency translation adjustment				13,471		13,471
Minimum pension liability adjustment (net of tax effect)				(435)		(435)
Unrealized gains on securities:
Unrealized holding gains arising during the period				12		12
Income tax expense related to unrealized holding gains				(5)		(5)

Comprehensive income						40,547

Cash dividends ($.22 per share)			(7,733)			(7,733)
Purchase of treasury stock					(40,180)	(40,180)
Noncash stock compensation		1,001			2,037	3,038
Exercise of stock options	11	14,258			8,057	22,326
Tax benefit of stock option exercises		3,227				3,227

Balance at December 31, 2004	$414	$75,368	$345,448	$37,187	$(85,620)	$372,797

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

Revenue Recognition
      The Company recognizes revenue for substantially all services within its financial print segment when products or services are delivered to customers or when completed. Revenue for services provided within the Company’s globalization segment are recognized under the percentage of completion method, which relies on estimates of total expected contract revenues and costs. The Company follows this method since reasonably dependable estimates of the revenue and costs applicable to various elements of the contract can be made.

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

Property, Plant and Equipment
      Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,

		Restated
	2004	2003

Land and buildings	$69,106	$73,351
Machinery and plant equipment	71,050	71,621
Computer equipment and software	174,277	163,509
Furniture, fixtures and vehicles	40,920	40,924
Leasehold improvements	59,808	57,198

	415,161	406,603
Less accumulated depreciation	(299,140)	(276,717)

Net	$116,021	$129,886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease
      The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $8 million in 2004, $6 million in 2003 and $5 million in 2002 related to software development costs pertaining to the following: improvements in the financial print business’ typesetting, work-sharing, estimating and production systems, the installation of a financial reporting system and a customer relationship management system, and the development of customer-facing applications, including a self-filing Web-based solution for SEC Section 16 documents, a fulfillment application and financial document building applications.

Intangible Assets
      Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	5-15 years
Software license agreement	5 years
Covenants not-to-compete	5-7 years
Proprietary technology	3 years
      The Company also has non-amortizable intangible assets with a balance of $8.9 million and $12.3 million as of December 31, 2004 and 2003, respectively, related to a tradename and a minimum pension liability on its defined benefit pension plan and SERP plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Stock-Based Compensation
      The Company has several stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on loss from continuing operations, loss per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income (loss), and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002

Loss from continuing operations:
As reported	$(8,198)	$(9,554)	$(3,002)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(2,100)	(2,113)	(4,002)

Pro forma loss from continuing operations	$(10,298)	$(11,667)	$(7,004)

As reported loss per share from continuing operations:
Basic	$(.23)	$(.28)	$(.09)
Diluted	$(.23)	$(.28)	$(.09)
Pro forma loss per share from continuing operations:
Basic	$(.29)	$(.35)	$(.21)
Diluted	$(.29)	$(.35)	$(.21)

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002

Net income from discontinued operations:
As reported	$35,702	$1,805	$4,286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(237)	(178)	(313)

Pro forma income from discontinued operations	$35,465	$1,627	$3,973

As reported earnings per share from discontinued operations:
Basic	$1.00	$.05	$.13
Diluted	$1.00	$.05	$.13
Pro forma earnings per share from discontinued operations:
Basic	$.99	$.05	$.12
Diluted	$.99	$.05	$.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Years Ended December 31,

		Restated	Restated
	2004	2003	2002

Net income (loss):
As reported	$27,504	$(7,749)	$1,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(2,337)	(2,291)	(4,315)

Pro forma net income (loss)	$25,167	$(10,040)	$(3,031)

As reported earnings (loss) per share:
Basic	$.77	$(.23)	$.04
Diluted	$.77	$(.23)	$.04
Pro forma earnings (loss) per share:
Basic	$.70	$(.30)	$(.09)
Diluted	$.70	$(.30)	$(.09)
      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2004	2003	2002
Stock options from continuing operations	Grants	Grants	Grants

Expected dividend yield	1.4%	1.6%	2.0%
Expected stock price volatility	34.9%	34.2%	40.9%
Risk-free interest rate	3.6%	2.5%	2.2%
Expected life of options	5 years	3 years	3 years
Weighted-average fair value	$4.66	$3.03	$2.66

	2004	2003	2002
Stock options from discontinued operations	Grants	Grants	Grants

Expected dividend yield	1.4%	1.6%	2.0%
Expected stock price volatility	31.8%	33.7%	41.2%
Risk-free interest rate	2.8%	2.3%	2.4%
Expected life of options	3 years	3 years	3 years
Weighted-average fair value	$3.30	$2.88	$2.83
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2005 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Income Taxes
      The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

Earnings (Loss) Per Share
      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive. The weighted-average diluted shares outstanding for the years ended December 31, 2004, 2003 and 2002 excludes the dilutive effect of approximately 507,939, 2,501,151, and 2,586,346 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted-average diluted shares outstanding for the years ended December 31, 2004 and 2003 also excludes the effect of 4,058,445 and 1,078,546 shares, respectively, that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effect would be anti-dilutive to the earnings per share calculation.
      The following table sets forth the basic and diluted average share amounts:

	Year Ended December 31,

	2004	2003	2002

Average shares outstanding — basic shares	35,897,782	33,735,795	33,472,462
Potential dilutive effect of stock options and deferred stock units	897,346	1,411,159	1,204,378

Average shares outstanding — diluted shares	36,795,128	35,146,954	34,676,840

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

Fair Value of Financial Instruments
      The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 12) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s convertible debentures is approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
$85.3 million, based upon publicly listed dealer prices. This compares to a carrying value of $76 million at December 31, 2004.

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

Comprehensive Income
      The Company applies SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segment Information
      The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 19.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees. Among other items, SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. The Company will adopt SFAS 123(R) in 2005 and in accordance with its provisions will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements.
      In December 2004, the FASB issued FASB Staff Position, 109-1 (“FSP FAS 109-1”), “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. In FSP FAS 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a “special deduction” instead of a tax rate reduction. The guidance in FSP FAS 109-1 was effective December 21, 2004 and had no impact on the Company’s results of operations or its financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company expects to be in a position to finalize its assessment by December 31, 2005.
      In September 2004, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share,” which requires the shares issuable under contingently convertible debt, such as the Company’s convertible subordinated debentures, to be included in diluted earnings per share computations, regardless of whether the contingency had been met, if the effect would be dilutive to the earnings per share calculation. The provisions are effective for reporting periods ending after December 15, 2004. If the impact is dilutive, all prior period earnings per share amounts presented are required to be restated to conform to the provisions of the EITF. The Company adopted this rule during the fourth quarter of 2004 and there was no effect on diluted income (loss) per share for all periods presented since the effect was anti-dilutive to the earnings per share calculation. In future periods the effect of this rule, if the impact is dilutive, would be to increase the average shares outstanding used in the calculation of diluted earnings per share by the amount of the shares issuable under the Company’s convertible subordinated debentures (4,058,445 shares for the year ended December 31, 2004) and increase the numerator used in the calculation of diluted earnings per share by an amount equal to interest cost, net of tax, on the convertible subordinated debentures (approximately $2,306 for the year ended December 31, 2004).
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
Note 2 — Restatement of 2003 and 2002 Financial Results
      The Company’s consolidated financial statements for the years ended December 31, 2003 and 2002 have been restated to reflect the correction of excess depreciation taken in error on certain assets of the globalization segment in 2003 and 2002, as well as certain tax adjustments in both years. The impact of the restatement was to increase net property, plant and equipment by $3,060, decrease noncurrent deferred income tax assets by $223, increase retained earnings by $2,307, and increase the foreign currency translation adjustment in accumulated other comprehensive income by $530 as of December 31, 2003. The restatement decreases previously reported depreciation expense by $1,379 and $1,152 for the years ended December 31, 2003 and 2002, respectively. The net of tax impact on loss from continuing operations was a decrease of $1,379, or $.04 per share, and $929, or $.03 per share, for the years ended December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 3.	Discontinued Operations
      In November 2004, the Company sold its document outsourcing business, Bowne Business Solutions (BBS) to Williams Lea, which is based in London. Excluded from the transaction are Bowne’s litigation support services business: DecisionQuest, Digital Litigation Solutions (DLS) and JFS Litigator’s Notebook®. Williams Lea paid Bowne $180 million in cash consideration for the transaction. Expenses and assumed liabilities associated with the sale totaled $12,736, resulting in net proceeds from the sale of $167,264. The Company has recognized a gain on the sale of BBS of approximately $31,552, net of taxes of $17,747, during the fourth quarter of 2004. Effective with the third quarter of 2004 this business is reflected as a discontinued operation and all prior periods have been reclassified accordingly in the consolidated financial statements. The assets and liabilities attributable to this business have been classified in the consolidated balance sheet for the year ending December 31, 2003 as assets and liabilities held for sale and consist of the following:

December 31,
2003

Accounts receivable, net	$31,334
Inventory	526
Prepaid expenses and other current assets	1,290

Total current assets held for sale	33,150
Property and equipment, net	8,036
Goodwill and intangible assets, net	98,862

Total assets held for sale	$140,048

Accounts payable and accrued expenses	25,457
Deferred taxes and other	3,882

Total liabilities held for sale	$29,339

      Operating results of the discontinued operations from the document outsourcing business are as follows:

	Years Ended December 31,

	2004	2003	2002

Revenue	$197,009	$217,184	$224,460

Income, net of tax expense	$4,150	$1,805	$4,286
Gain on sale, net of tax expense	$31,552	$—	$—

Net income	$35,702	$1,805	$4,286

      Included in the results of discontinued operations for the twelve months ended December 31, 2004 are approximately $1.0 million ($615 thousand after tax) of legal settlement expenses related to the document outsourcing business.
      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $708 and $1,131 at December 31, 2004 and December 31, 2003, respectively. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual, net of expected payments from subleases, are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 4 —	Acquisitions
      On October 1, 2004 DecisionQuest, part of the Company’s litigation support services business, acquired Tri-Coastal Legal Technologies, Ltd. for $4.5 million, consisting of $3.5 million in cash and a note payable for $1.0 million to be paid over the next five years. The excess purchase price over the identifiable net assets, which totaled $1.9 million, has been reflected as part of goodwill and, in accordance with SFAS No. 142, is not being amortized. Included in intangible assets is $1.3 million related to customer contracts and related customer relationships, which are being amortized over 12 years, and covenants not to compete valued at $1.2 million, which are being amortized over their remaining useful life of 7 years. The acquisition has been accounted for using the purchase method of accounting and results of this operation has been included in the Company’s consolidated results of operations since the date of acquisition.

Note 5 —	Cash and Cash Equivalents
      Cash equivalents of $18,751 and $624 at December 31, 2004 and 2003, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 6 —	Marketable Securities
      Marketable securities at December 31, 2004 consist primarily of auction rate securities. These securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28 or 35 days via a Dutch auction. The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The cost of marketable securities exceeded fair value by $26 and $44 at December 31, 2004 and 2003, respectively. Cost was determined on the basis of specific identification. In the third quarter of 2003 the Company contributed its investment in EDGAR On-Line common stock to the Company’s pension plan as part of its required annual contribution. At that time, the Company recognized a gain of $698 which is included in other income for the year ended December 31, 2003.

Note 7 —	Inventories
      Inventories consist of the following:

	December 31,

	2004	2003

Raw materials	$3,615	$5,149
Work-in-process	16,706	14,615

	$20,321	$19,764

Note 8 —	Goodwill and Intangible Assets
      Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of each reporting unit and compared it to the carrying amount of the reporting unit at the balance sheet date. No impairment charges resulted from this evaluation for any of the reported periods since the fair value of each reporting unit exceeded the carrying amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

	Financial
	Print	Globalization	Other	Total

	(In thousands)
Balance at January 1, 2003	$15,835	$107,766	$15,580	$139,181
Adjustments to previously recorded purchase price	—	3,118	4,640	7,758
Foreign currency translation adjustment	481	15,170	—	15,651

Balance at December 31, 2003	$16,316	$126,054	$20,220	$162,590
Goodwill associated with Tri-Coastal acquisition	—	—	1,913	1,913
Adjustments to previously recorded purchase price	—	(993)	—	(993)
Foreign currency translation adjustment	201	7,615	—	7,816

Balance at December 31, 2004	$16,517	$132,676	$22,133	$171,326

      The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2004		December 31, 2003

		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

	(In thousands)
Amortizable intangible assets:
Customer lists	$19,587	$4,881	$19,023	$2,501
Software licenses and proprietary technology	1,500	904	1,760	596
Covenants not-to-compete	3,026	794	1,800	390
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	6,992	—	10,383	—

	$33,005	$6,579	$34,866	$3,487

      Amortization expense related to identifiable intangible assets was $2,713, $2,478 and $874 for the years ended December 31, 2004, 2003, and 2002, respectively. Estimated annual amortization expense for the years ended December 31, 2005 through December 31, 2009 is shown below:

2005	$2,685
2006	$2,516
2007	$2,285
2008	$1,790
2009	$1,790

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 9 —	Gain on Sale of Assets
      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September of 2004.
      In June 2002, Bowne’s financial print operations moved to a new leased facility in Chicago. The Company completed the sale of its former Chicago facility in September 2002 for approximately $8.3 million. The net carrying amount of the facility was approximately $3.4 million, and as such, this transaction resulted in a gain of approximately $4.9 million for the year ended December 31, 2002.
      In September 2002, the Company sold certain publishing assets and liabilities associated with its financial print segment for approximately $15 million. The carrying value of liabilities exceeded the carrying value of assets by approximately $0.4 million, therefore the sale resulted in a gain of approximately $15.4 million for the year ended December 31, 2002.

Note 10 —	Accrued Restructuring and Integration Charges
      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets and the variability in transactional financial printing activity. In addition, the Company has also completed implementation of a new operating model, which uses technology to better manage its resources. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions, and costs associated with closing down facilities. In addition, in connection with the Company’s acquisition of Mendez S.A. in August 2001 and Berlitz GlobalNet (“GlobalNet”) in September 2002, the Company incurred certain costs to integrate these operations into the existing globalization operations, including costs to shutdown certain facilities and terminate certain employees.
      In September 2002, the Company recorded restructuring charges of $2,024 in connection with a reduction in workforce of approximately 2% of the Company’s total workforce, or approximately 156 employees, primarily in the financial print segment. In December 2002, the Company recorded restructuring charges of $3,297 in connection with an additional reduction in workforce of approximately 2% of the Company’s total workforce, or approximately 189 employees, primarily in the financial print segment. There were also several office closings in the financial print segment, leading to $1,048 in restructuring expense related to occupancy costs. The year ended December 31, 2002 also included $924 in non-cash asset impairment charges related to the financial print segment.
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
      During 2003, the Company continued implementation of the cost reduction efforts announced in the fourth quarter of 2002, and initiated further cost reductions as it responded to the continued lower levels of capital market activity during the first half of 2003. These cost reductions included additional workforce reductions in all business segments and in certain corporate departments, the closing of its London manufacturing facility and a portion of the London financial printing customer service center, closing two other offices in the financial print segment, as well as adjustments related to changes in assumptions in some

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
previous office closings in the financial print segment. There was also an asset impairment charge for a technology system which no longer had value to the Company. The integration of GlobalNet’s operations with the existing BGS operation continued which resulted in additional headcount reductions, office closings and integration-related expenses. These actions resulted in restructuring, integration and asset impairment charges totaling $23,076 during the year ended December 31, 2003.
      During the year ended December 31, 2004 the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions in all business segments, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial print segment, further consolidation of the globalization segment’s operations in Italy, as well as adjustments related to changes in assumptions in some previous office closings in the financial print and globalization segments. These actions resulted in restructuring, integration and asset impairment charges totaling $14,644 for the year ended December 31, 2004.
      The following information summarizes the costs incurred with respect to restructuring activities during 2004:

	Severance
	and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial print	$1,551	$2,254	$153	$1,841	$5,799
Globalization	4,278	468	48	1,401	6,195
Corporate/ Other	1,037	1,296	317	—	2,650

Total	$6,866	$4,018	$518	$3,242	$14,644

      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2001, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2001	$3,513	$405	$604	$4,522
2002 expenses	10,178	3,371	2,534	16,083
Paid in 2002	(6,652)	(338)	(2,305)	(9,295)

Balance at December 31, 2002	7,039	3,438	833	11,310
2003 expenses	13,043	4,766	3,067	20,876
Paid in 2003	(16,903)	(3,170)	(2,992)	(23,065)

Balance at December 31, 2003	3,179	5,034	908	9,121
2004 expenses	6,866	4,018	3,242	14,126
Paid in 2004	(7,137)	(3,072)	(3,266)	(13,475)

Balance at December 31, 2004	$2,908	$5,980	$884	$9,772

      The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2005.
      The Company also accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The remaining balance on this accrual at December 31, 2004 and December 31, 2003 was $899 and $1,525, respectively, consisting primarily of employee severance expected to be paid during 2005.
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

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Total

Opening balance	$1,789	$708	$2,497
Paid in 2002	(964)	(99)	(1,063)

Balance at December 31, 2002	825	609	1,434
Adjustments in 2003	525	475	1,000
Paid in 2003	(1,120)	(561)	(1,681)

Balance at December 31, 2003	230	523	753
Paid in 2004	(230)	(192)	(422)

Balance at December 31, 2004	$—	$331	$331

      The Company expects to make payments totaling approximately $221 in 2005 related to this accrual, with the remaining payments on the closed facilities expected to be made over the remaining terms of the respective leases through June 30, 2006.

Note 11 —	Income Taxes
      The (benefit) provision for income taxes attributable to continuing operations is summarized as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Current:
U.S. federal	$(6,615)	$1,114	$3,045
Foreign	2,541	5,465	1,995
State and local	(64)	1,194	2,438

	(4,138)	7,773	7,478

Deferred:
U.S. federal	2,153	(359)	3,652
Foreign	660	(6,561)	(3,260)
State and local	12	(1,582)	(1,388)

	2,825	(8,502)	(996)

	$(1,313)	$(729)	$6,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The provision (benefit) for income taxes is allocated as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Continuing operations	$(1,313)	$(729)	$6,482
Discontinued operations	20,326	1,333	2,886

	$19,013	$604	$9,368

      United States and foreign components of (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

United States	$(18,608)	$(1,117)	$15,777
Foreign	9,097	(9,166)	(12,297)

Total (loss) income from continuing operations before taxes	$(9,511)	$(10,283)	$3,480

      Income taxes paid during the years ended December 31, 2004, 2003 and 2002 were $10,573, $6,712, and $2,682, respectively.
      The following table reconciles income tax (benefit) expense based upon the U.S. federal statutory tax rate to the Company’s actual income tax (benefit) expense attributable to continuing operations:

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Income tax (benefit) expense based upon U.S. statutory tax rate	$(3,329)	$(3,599)	$1,218
State income tax (benefit) expense	(34)	(252)	683
Effect of foreign taxes (including change in valuation allowance)	17	2,113	3,038
Non-deductible meals and entertainment expenses	2,249	1,504	2,206
Other, net	(216)	(495)	(663)

Total income tax (benefit) expense attributable to continuing operations	$(1,313)	$(729)	$6,482

      Foreign taxes had a significant impact in 2003 and 2002 since the Company was not able to recognize the tax benefit of losses in certain foreign jurisdictions because of the uncertainty regarding their realization.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets relating to certain foreign net operating losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2004, the valuation allowance increased by $2,609. The Company recorded a valuation allowance of $1,110 on its previously recognized deferred tax assets related to net operating losses of its globalization segment, due to uncertainties regarding their realizability. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
remaining change in the valuation allowance relates to current year losses and the effect of foreign currency fluctuations on the Company’s deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more likely than not the Company will realize the benefits of its net deferred tax assets.
      Significant components of the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

		Restated
	2004	2003

Deferred tax assets:
Operating loss carry-forwards	$18,715	$20,116
Deferred compensation and benefits	19,242	25,753
Allowance for doubtful accounts	3,676	3,514
Tax credits	422	2,714
Other, net	7,629	2,175

Gross deferred tax assets	49,684	54,272

Deferred tax liabilities:
Property, plant and equipment	(9,309)	(17,422)
Intangible assets	(9,341)	(6,960)

Gross deferred tax liabilities	(18,650)	(24,382)

Deferred tax asset valuation allowance	(13,490)	(10,881)

Net deferred tax asset	$17,544	$19,009

      Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

		Restated
	2004	2003

Current deferred tax asset included in other current assets	$10,399	$14,384
Noncurrent deferred tax asset	9,403	9,235
Noncurrent deferred tax liability included in other noncurrent liabilities	(2,258)	(4,610)

	$17,544	$19,009

      The change in the valuation allowance is due to foreign net operating losses which may not be utilized in future years.
      The Company has, as of December 31, 2004, approximately $65 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2005. Included in other liabilities is approximately $7.5 million and $5.7 million of current taxes payable at December 31, 2004 and 2003, respectively. In addition, included in other current assets at December 31, 2004 is approximately $2.5 million of state tax refunds due.
      United States income tax has not been provided on the unremitted earnings of the Company’s foreign operations since the Company intends to continue to reinvest its undistributed foreign earnings to expand its foreign operations. In addition, applicable foreign taxes have been provided for and credits for foreign income taxes will be available to significantly reduce any U.S. tax liability if foreign earnings are remitted. At

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
December 31, 2004, the cumulative amount of undistributed foreign earnings was approximately $46 million. In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company therefore cannot reasonably estimate the income tax effect of such repatriation. The Company expects to be in a position to finalize its assessment by December 31, 2005.

Note 12 —	Debt
      The components of debt at December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

Convertible subordinated debentures	$75,000	$75,000
Senior notes	—	60,000
Revolving credit facility	—	3,000
Other	2,891	2,598

	$77,891	$140,598

      In December 2004, the Company retired its $60 million private placement senior notes using a portion of the proceeds received from the sale of the document outsourcing business. The Company paid the principal amount, accrued interest and a make-whole payment determined in accordance with the agreement. In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” the Company has recorded the loss related to the early retirement of the debt amounting to approximately $8,815, consisting of the make-whole payment and approximately $272 of deferred costs that were previously being amortized over the life of the senior notes, as a component of income from continuing operations in the Consolidated Statement of Operations for the year ended December 31, 2004. The Company had previously classified the $60 million related to these senior notes as long-term debt on the balance sheet as of December 31, 2003.
      On September 24, 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock, equivalent to a conversion price of approximately $18.48 per share (subject to adjustment in certain circumstances), under the following circumstances: (i) the sale price of the Company’s common stock reaches specified thresholds, (ii) the trading price of a debenture falls below a specified threshold, (iii) specified credit rating events with respect to the debentures occur, (iv) the Company calls the debentures for redemption, or (v) specified corporate transactions occur. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes during 2003. This amount is classified as long-term debt on the balance sheet as of December 31, 2004 and 2003. Interest is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October  1, 2018, October 1, 2023 and October 1, 2028, or in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would be required to pay cash for any debentures repurchased on October 1, 2008. The Company would have the option of paying for any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which is currently being amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed or to be required to be repurchased by the Company).
      In September 2003, the Company used a portion of the proceeds from the issuance of the debentures to pay down a portion of its $175 million credit facility and entered into an amendment to this facility, that, among other things, i) provided for the permanent reduction of the credit facility by at least $50 million to the extent that net proceeds from the issuance of the debentures were used to reduce the Company’s borrowings under the facility, ii) modified the permitted leverage ratio under the facility, and iii) added provisions relating to the repayment and modification of subordinated debt, and approved the subordination provisions of the issued debentures. As a result, the commitment under the facility was permanently reduced to $115 million. During the years ended December 31, 2004 and 2003, the average interest rate on this line of credit approximated 6% and 4%, respectively. The purpose of the revolving credit agreement is for general corporate purposes, including acquisitions. There were no amounts outstanding under this agreement as of December 31, 2004 and, as of December 31, 2003, the Company classified $3,000 outstanding related to this credit facility as long-term debt on the balance sheet.
      The terms of the revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of December 31, 2004 and 2003, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of its term. The Company is in the process of renewing the revolving credit facility, which expires in July 2005, and expects completion in the next few months. The Company is not subject to any financial covenants under the debentures. As a result of the sale of the document outsourcing business, the Company amended its revolving credit agreement in October 2004 to permit the sale of this business. In addition, certain limitations relating to the use of proceeds were adjusted. In January 2005, the Company further amended the revolving credit agreement in order to permit the use of proceeds from the sale of the document outsourcing business for the repurchase of up to $25 million aggregate principal amount of its debentures.
      The Company’s Canadian subsidiary had a $10 million Canadian dollar credit facility as of December 31, 2003. In February 2004, the credit facility was re-negotiated and reduced to $4.3 million Canadian dollars. In addition, the Company’s previous guarantee of up to $6 million Canadian dollars was removed, and in its place, the Canadian subsidiary used its equipment as collateral. There were no balances outstanding on this credit facility as of December 31, 2004 and December 31, 2003.
      Aggregate annual installments of both notes payable and long-term debt due for the next five years are, $929, $853, $548, $75,313, and $248, respectively.
      Interest paid from continuing operations was $11,041, $9,728, and $4,664 for the years ended December 31, 2004, 2003 and 2002, respectively, and interest paid from discontinued operations was $54, $32, and $8 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 13 —	Employee Benefit Plans

Pension Plans
      The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, current participants in the plan benefits are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfy certain age and years of service requirements. The Company also has a non-funded supplemental executive retirement plan (SERP) for certain executive management employees. Employees covered by union agreements (approximately 4% of total Company employees as of December 31, 2004) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.
      The components of the net periodic benefit cost are as follows:

	Pension			SERP

	Year Ended December 31,			Year Ended December 31,

	2004	2003	2002	2004	2003	2002

Service cost	$5,888	$6,017	$7,113	$370	$654	$523
Interest cost	6,157	5,933	5,299	1,741	1,632	1,565
Expected return on plan assets	(5,708)	(4,076)	(5,202)	—	—	—
Amortization of transition (asset) liability	(321)	(321)	(321)	101	101	101
Amortization of prior service cost	318	318	99	1,511	1,350	1,022
Amortization of actuarial loss	258	1,070	—	825	425	347

Net periodic cost of defined benefit plans	6,592	8,941	6,988	4,548	4,162	3,558
Union plans	362	295	304	—	—	—
Other retirement plans	1,297	1,003	828	—	—	—

Total cost	$8,251	$10,239	$8,120	$4,548	$4,162	$3,558

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan		SERP

	December 31,		December 31,

	2004	2003	2004	2003

Projected benefit obligation at beginning of year	$109,325	$90,659	$28,103	$22,631
Service cost	5,888	6,017	370	654
Interest cost	6,157	5,933	1,741	1,633
Amendments	—	2,639	1,132	2,290
Actuarial (gain) loss	(2,049)	9,558	2,434	2,848
Benefits paid	(3,458)	(5,481)	(6,870)	(1,953)

Projected benefit obligation at end of year	115,863	109,325	26,910	28,103

Fair value of plan assets at beginning of year	63,236	49,700	—	—
Actual return on plan assets	7,548	11,982	—	—
Other	58	—	—	—
Employer contributions	18,252	7,035	6,870	1,953
Benefits paid	(3,458)	(5,481)	(6,870)	(1,953)

Fair value of plan assets at end of year	85,636	63,236	—	—

Unfunded status	(30,227)	(46,089)	(26,910)	(28,103)
Unrecognized net transition (asset) obligation	(1,558)	(1,879)	233	334
Unrecognized prior service cost	2,965	3,283	6,387	6,766
Unrecognized net actuarial loss	17,016	21,223	8,666	7,057

Net accrued cost	$(11,804)	$(23,462)	$(11,624)	$(13,946)

      The accumulated benefit obligation for the Company’s defined benefit pension plan was $97,812 and $90,808 at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the Company’s SERP was $22,873 and $24,148 at December 31, 2004 and 2003, respectively.
      Amounts recognized in the balance sheet consist of:

	Pension Plan		SERP

	December 31,		December 31,

	2004	2003	2004	2003

Accrued benefit liability	$(12,176)	$(27,572)	$(22,873)	$(24,148)
Intangible asset for minimum pension liability	372	3,283	6,620	7,100
Accumulated other comprehensive loss	—	512	2,870	1,923
Deferred income tax asset	—	315	1,759	1,179

Net amount recognized	$(11,804)	$(23,462)	$(11,624)	$(13,946)

      The amounts of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits. At December 31, 2004 and 2003, the Company had an additional minimum pension liability of $11,620 and $14,312, respectively, related to its defined benefit plan and SERP, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The Company also had a corresponding intangible asset of $6,992 and $10,383 at December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
2004 and 2003, respectively. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2004 was $2,870, which is net of a $1,759 deferred tax asset. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2003 was $2,435, which is net of a deferred tax asset of $1,494. The charges to other comprehensive income relating to the additional minimum pension liability adjustments were $435, net of a tax benefit of $265 in 2004 and $441, net of a $271 tax benefit, in 2003. The decrease in unfunded accumulated benefit obligations was primarily due to the increase in contributions made in 2004. The SERP contains covenants which prohibit retired participants from engaging in competition with the Company.
      The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) were as follows:

	Pension Plan			SERP

	Years Ended			Years Ended
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

Discount rate	6.0%	6.25%	6.5%	6.0%	6.25%	6.5%
Projected future salary increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
      The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	Pension Plan			SERP

	Year Ended			Year Ended
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.5%	7.25%	6.25%	6.5%	7.25%
Projected future salary increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	8.5%	8.5%	9.0%	N/A	N/A	N/A
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
      During 2002, management lowered the expected rate of return assumption to 9.0% from 9.5%, due to anticipated lower future asset performance of the U.S. equity markets and lower expected future rates of inflation. For 2003, the expected return was lowered to 8.5% to further adjust for anticipated lower future asset performance and inflation. For 2004, management maintained the 8.5% expected return, to reflect current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2004 and 2003 were as follows:

	December 31,

Asset Category:	2004	2003

Equity securities	77%	75%
Fixed income securities	21	23
Other	2	2

Total	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The Company targets the plan’s asset allocation within the following ranges within each asset class:

Asset Classes:	Ranges

Equities	65 - 85%
Domestic	55 - 75%
Large Cap Core	28 - 38%
Large Cap Value	15 - 25%
Small Cap	10 - 20%
International	5 - 15%
Fixed Income	15 - 35%
Alternatives	5 - 15%
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
      The Company is not required to make any contributions to its pension plan in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The Company expects the following benefit payments to be paid out of the plans for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31 and include estimated future employee service. Payments from the pension plan are made from plan assets, whereas payments from the SERP are made by the Company.

Year	Pension Plan	SERP

2005	$4,925	$6,499
2006	3,898	6,251
2007	4,907	826
2008	6,015	913
2009	4,647	983
2010 – 2014	46,479	4,609

Defined Contribution Plans
      Through December 31, 2002, the Company and its domestic financial print subsidiaries were participating in a qualified profit sharing plan covering most employees of those subsidiaries who were not covered by union agreements. Effective December 31, 2002, this Plan was closed to employee contributions, and was merged with the qualified 401(k) Plan discussed below to form the Bowne 401(k) Savings Plan also discussed below. Employees previously covered by this plan are able to participate in the 401(k) Savings Plan. Amounts charged to income for the Profit Sharing Plan were $363 for the year ended December 31, 2002.
      The remaining domestic subsidiaries had been participating in a qualified 401(k) Plan that was available to substantially all their non-union employees. Through December 31, 2002, the Company matched 50% of a participating employee’s pre-tax contribution up to a maximum of 6% of the participant’s compensation. Effective January 1, 2003, this Plan was merged into the 401(k) Savings Plan discussed below. Amounts charged to income for the 401(k) Plan, representing the Company’s matching contributions, were $292 for the year ended December 31, 2002.
      Effective January 1, 2003, substantially all of the Company’s domestic eligible non-union employees can participate in the qualified 401(k) Savings Plan, and the Company will match 100% of the first 3% of the participant’s compensation contributed to the 401(k) Savings Plan plus 50% of the next 2% of compensation contributed to the 401(k) Savings Plan. Amounts charged to income for the 401(k) Savings Plan, representing the Company’s matching contributions, were $5,539 and $4,976 for the years ended December 31, 2004 and 2003, respectively. Effective December 31, 2003, the Employees’ Stock Purchase Plan discussed below was merged into this plan and all account balances were transferred accordingly. As a result, participants in this plan are able to invest contributions in the common stock of the Company. The Plan acquired 36,800 and 51,832 shares of the common stock of the Company during 2004 and 2003, respectively. The 401(k) Savings Plan held 1,199,028 and 1,449,634 shares of the Company’s common stock at December 31, 2004 and 2003, respectively. The shares held by the plan are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan are charged to retained earnings.
      Under the Employees’ Stock Purchase Plan, the Company and participating subsidiaries matched 50% of amounts contributed (after-tax) by employees up to twelve hundred dollars per employee per year. Effective December 31, 2002, this Plan was closed to non-union employee contributions and effective December 31, 2003 this plan was terminated and all account balances were transferred to the 401(k) Savings Plan, discussed above. Prior to the termination of the plan, all contributions were invested in the common stock of the Company. The plan acquired 44,919 and 241,192 shares of the Company’s common stock on the open market in the years ended December 31, 2003 and 2002, respectively and none in the year ending December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
At December 31, 2003 the plan transferred all shares of the Company’s common stock to the 401(k) Savings Plan. At December 31, 2002, the Stock Purchase Plan held 1,947,743 shares of the Company’s common stock. Charges to income amounted to $0, $64 and $388 for the years ended December 31, 2004, 2003, and 2002, respectively. The shares held by the plan were considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the plan were charged to retained earnings.

Health Plan
      The Company maintains a voluntary employee benefit health and welfare plan (the Plan) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2004 and 2003, accrued expense for Plan participants’ incurred but not reported claims were $4,700 and $4,600, respectively. Amounts charged to income for the Plan were $16,420, $14,221 and $17,465 for the years ended December 31, 2004, 2003, and 2002, respectively.

Note 14 —	Deferred Employee Compensation and Other
      Liabilities for deferred employee compensation and other consist of the following:

	December 31,

	2004	2003

Pension and other retirement costs, long-term	$12,176	$12,730
Supplemental retirement, long-term	16,535	19,803
Deferred compensation and other long-term benefits	9,459	10,786
Deferred tax liability, non-current	2,258	4,610
Accrued restructuring, long-term	4,755	4,287
Other	2,062	1,837

	$47,245	$54,053

Note 15 —	Commitments and Contingencies

Lease commitments
      The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2024. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.
      The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility has a term of four years, with expected minimum lease payments remaining of approximately $2.5 million in 2005 and 2006 and $1.0 million in 2007. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $11.0 million as of December 31, 2004.
      Rent expense relating to premises and equipment amounted to $37,190, $38,516, and $40,992 for the years ended December 31, 2004, 2003 and 2002, respectively. Also included in these figures is rent expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
from short-term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements, are summarized as follows:

2005	$30,684
2006	32,015
2007	28,169
2008	23,616
2009	17,453
2010 – 2026	159,398

Total	$291,335

      In February 2005, the Company announced that it will relocate its New York offices currently located at 345 Hudson Street to 55 Water Street. The Company will occupy 200,000 square feet under a 20-year lease, with the relocation occurring in January 2006. The minimum annual commitments under this lease are included in the amounts above. Pursuant to the lease terms, the Company is required to deliver to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. Provided no event of default has occurred and is continuing, the amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced on certain specified terms, or remain outstanding beyond October 1, 2008.
      Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $4.8 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments
      The Company entered into a service agreement with a vendor to outsource certain document conversions and related functions. The term of the agreement runs through November 2008, with minimum annual purchase commitments of $2,500, $3,700, $4,900 and $5,500 in 2005, 2006, 2007, and 2008, respectively.

Joint Venture Arrangement
      The Company is involved in a minor joint venture arrangement that is intended to complement the Company’s core services and markets. The Company has the discretion to provide funding on occasion for working capital or capital expenditures. The Company makes an evaluation of additional funding based on an assessment of the venture’s business opportunities. The Company believes that any possible commitments arising from the current arrangement will not be significant to the Company’s financial condition or results of operations. To date, our share of the results of operations of this joint venture arrangement has not been significant.

Contingencies
      The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 16 —	Stockholders’ Equity
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
      The Company entered into an Overnight Share Repurchase program with Bank of America on December 2, 2004 and repurchased 2,530,000 shares for approximately $40.2 million in connection with the program. Bank of America has been purchasing, and will continue to purchase, shares in the market over the next three to six months. At the end of the program, Bowne will receive, or pay, a price adjustment based on the volume weighted-average price of shares acquired during the purchase period. As of December 31, 2004, Bank of America purchased 442,800 shares in the open market at an average price of $15.55.
      The Company’s Board of Directors has authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. Over a period of up to two years, the Company will purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. No trading activity has occurred in the public market related to this program as of February 28, 2005.

Note 17 —	Stock Incentive Plans
      The Company has five stock incentive plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.
      The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares of the Company’s common stock, expired December 15, 1991 except as to options then outstanding. During the fourth quarter of 2004, the Company transferred 409,550 shares remaining under the 1992 Plan and 996,550 shares remaining under the 1997 Plan (that either had not previously been issued or were not subject to outstanding awards) to the 1999 Plan. As a result of these transfers, the Company’s 1992 and 1997 Stock Option Plans provide for the granting of options to purchase 1,290,450 and 732,050 shares, respectively, to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired December 19, 2001 except as to options then outstanding. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 4,827,500 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 4,827,500 shares reserved under the 1999 Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”). The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.
      All plans, except the 2000 Plan, permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation and Management Development Committee of the Board governs most of the parameters of the 1999 and 2000 Plans including exercise dates, expiration dates, and other awards.
      The following table summarizes the number of securities to be issued upon exercise of outstanding options and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of Securities	Weighted-Average		Number of Securities
	to be Issued Upon	Exercise Price of		Remaining Available
	Exercise/Conversion	Outstanding Options		for Future Issuance

Plans approved by shareholders:
Stock options	3,250,228	$13.66		1,321,564
Plans not approved by shareholders:
Stock options	1,518,350	12.30		74,140
Deferred stock units	821,807	(a	)	455,037

Total	5,590,385			1,850,741

(a)	Not applicable
      Details of stock options are as follows:

		Weighted-
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 2002
Granted	881,250	$10.97
Exercised	313,351	9.44
Cancelled	314,924	13.58
Outstanding, end of year	5,756,051	12.27
Exercisable, end of year	3,875,379	12.48
Year Ended December 31, 2003
Granted	1,573,795	$13.48
Exercised	458,077	10.09
Cancelled	258,150	13.51
Outstanding, end of year	6,613,619	12.66
Exercisable, end of year	4,768,407	12.50
Year Ended December 31, 2004
Granted	389,433	$15.39
Exercised	1,971,324	11.38
Cancelled	263,150	16.14
Outstanding, end of year	4,768,578	13.22
Exercisable, end of year	3,812,395	12.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
      The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	December 31, 2004	Life	Price	December 31, 2004	Price

$ 8.84 – $10.31	373,297	5 years	$9.36	365,297	$9.35
10.32 – 11.30	711,430	5 years	10.60	699,930	10.60
11.31 – 12.80	508,951	5 years	12.28	508,951	12.28
12.81 – 13.75	1,047,346	4 years	12.93	1,035,675	12.93
13.76 – 13.86	1,163,500	6 years	13.86	614,250	13.86
13.87 – 22.50	964,054	6 years	16.71	588,292	17.52

	4,768,578	5 years	$13.22	3,812,395	$12.93

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
      The 1999 BGS Plan granted 1,684,400 stock options at an average exercise price of $2.54 during 1999. No additional grants were made since 1999 from this Plan. The 2001 Plan granted 2,800,000 stock options at an exercise price of $2.00 during 2001, 2,217,000 stock options at an average exercise price of $2.14 during 2002, 1,655,000 stock options at an average exercise price of $1.87 during 2003, and 660,000 stock options at an average exercise price of $2.66 during 2004. In addition, 1,337,025 and 498,150 were forfeited during 2004 and 2003, respectively. The options outstanding under the Plans are 3,263,600, 3,940,625 and 2,783,775 at December 31, 2004, 2003 and 2002, respectively. The options generally vest over periods ranging from two to four years; however, under the 1999 Plan, no options were exercisable until the earlier of an initial public offering of BGS Companies Inc. or January 26, 2002. After January 26, 2002, certain vested options under the 1999 Plan became eligible to be “put” back to the Company and the Company had the right to buy such options from the holders at an amount no greater than the amount by which the then fair market value exceeds the exercise price of the option. During 2002, the Company bought 95,925 options from the holders for an aggregate amount of approximately $50, which amount had been recognized as compensation expense in 2001. The Company did not purchase any options during 2004 or 2003. No compensation expense was recognized in the years ended December 31, 2004, 2003, and 2002, as the “put” option expired in 2002.

Deferred Stock Awards
      In October 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
the Company’s diluted earnings per share. At December 31, 2004 and 2003, the amounts included in stockholders’ equity for these units were $7.3 million and $8.6 million, respectively. At December 31, 2004, 2003 and 2002, there were 626,149, 717,633 and 628,763 units outstanding, respectively.
      Additionally, the Company has a Deferred Sales Compensation Plan for certain salespeople. This plan allows the salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,414, and $2,212 at December 31, 2004 and 2003, respectively. At December 31, 2003, this amount was recorded as a liability in deferred employee compensation. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As a result, at December 31, 2004, the amount has been recorded as deferred compensation and is a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At December 31, 2004, 2003 and 2002, respectively, there were 195,658, 179,143 and 164,742 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s diluted earnings per share.

Restricted Stock Awards
      During 2004 the Company granted certain senior executives 70,000 restricted shares in accordance with the 1999 Incentive Compensation Plan. These shares vest over a three year period and are subject to various terms and restrictions in accordance with the agreements. The market value of these shares at the date of grant amounted to approximately $862 and was recorded as deferred compensation, a component of stockholders’ equity, and is being charged to compensation expense over the respective vesting periods. The amount of deferred compensation included as a component of stockholder’s equity related to these grants as of December 31, 2004 is $810 and the amount recognized as compensation expense for the year ended December 31, 2004 was $52.

Note 18 —	Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,

		Restated	Restated
	2004	2003	2002

Foreign currency translation adjustment	$40,077	$26,606	$1,645
Minimum pension liability adjustment (net of tax effect)	(2,870)	(2,435)	(1,994)
Unrealized (losses) gains on marketable securities (net of tax effect)	(20)	(27)	519

	$37,187	$24,144	$170

Note 19 — Segment Information
      The Company is the world’s largest financial printer and a market leader in providing outsourced globalization and localization services. Bowne empowers clients’ information by combining superior customer

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)
service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world.
      The Company’s operations are classified into two reportable business segments: financial print and globalization. The services of each segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Print — transactional financial printing, compliance printing, mutual fund printing, commercial printing, digital printing, and electronic delivery of personalized communications.

Globalization — outsourced globalization solutions, including solutions that use translation, localization, technical writing and interpretation services to help companies adapt their communications or products for use in other cultures and countries around the world. This segment is commonly referred to as Bowne Global Solutions (BGS).
      As discussed in Note 3 to the Consolidated Financial Statements, the Company sold its document outsourcing business to Williams Lea in November of 2004. The results from this business are not included in the segment results presented below. The results for the litigation support services business which historically has been presented in the outsourcing segment are now included in the Corporate/ Other category. Segment information for the prior periods has been reclassified to reflect this presentation.
      Information regarding the operations of each business segment is set forth on the following page. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on the sale of subsidiary and building, loss on extinguishment of debt, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) from continuing operations before income taxes. The Corporate/ Other category includes (i) results from the litigation support services business, (ii) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (iii) restructuring, integration and asset impairment charges, and (iv) other expenses and income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Revenue from external customers:
Financial print	$637,413	$590,856	$638,269
Globalization	222,973	219,245	131,171
Other	38,625	37,535	9,425

	$899,011	$847,636	$778,865

Segment profit (loss):
Financial print	$69,036	$61,889	$66,569
Globalization	9,557	13,072	(4,441)
Corporate/Other (see detail below)	(33,746)	(35,911)	(14,971)

	44,847	39,050	47,157
Depreciation	(32,121)	(35,466)	(35,684)
Amortization	(2,713)	(2,478)	(874)
Interest	(10,709)	(11,389)	(7,119)
Loss on extinguishment of debt	(8,815)	—	—

(Loss) income from continuing operations before income taxes	$(9,511)	$(10,283)	$3,480

Corporate/Other (by type):
Shared corporate expenses	$(22,062)	$(15,655)	$(17,351)
Litigation support services	3,113	4,081	1,207
Other (expense) income, net	(1,049)	(1,261)	(1,427)
Gain on sale of building	896	—	4,889
Gain on sale of certain printing assets	—	—	15,369
Restructuring charges, integration costs and asset impairment charges	(14,644)	(23,076)	(17,658)

	$(33,746)	$(35,911)	$(14,971)

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Assets:
Financial print	$262,015	$241,563	$239,022
Globalization	247,392	243,219	220,727
Corporate/ Other	145,202	104,049	105,168
Assets held for sale	—	140,048	140,539

	$654,609	$728,879	$705,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Year Ended December 31,

	2004	2003	2002

Capital spending:
Financial print	$6,936	$6,621	$11,901
Globalization	6,033	7,704	4,328
Corporate/ Other	11,088	7,748	10,263

	$24,057	$22,073	$26,492

      Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Year Ended December 31,

	2004	2003	2002

Revenue by source:
United States	$619,803	$613,728	$592,109
Canada	62,316	47,659	43,258
Other foreign, primarily Europe	216,892	186,249	143,498

	$899,011	$847,636	$778,865

	Year Ended December 31,

		Restated	Restated
	2004	2003	2002

Long-lived assets, net:
United States	$209,607	$328,961	$297,448
Canada	14,924	11,750	6,634
Other foreign, primarily Europe	114,452	117,779	139,541

	$338,983	$458,490	$443,623

BOWNE & CO., INC. AND SUBSIDIARIES
SUMMARY OF QUARTERLY DATA
(In thousands except share and per share information, unaudited)
      The Company’s quarterly results for December 31, 2004 and 2003 have been reclassified to reflect the sale of the Company’s document outsourcing business as a discontinued operation, and the Company’s 2003 financial information reflects a restatement to correct excess depreciation taken in error on certain assets of the globalization segment, as well as certain tax adjustments. The impact of this restatement on the (loss) income from continuing operations and net (loss) income for each of the four quarters of 2003 was $327, $346, $343 and $363, respectively, totaling $1,379, or $.04 per share for the full year 2003.
      In addition, the Company’s quarterly results for each of the first three quarters in the year ended December 31, 2004 have been restated to reflect the tax effects of corrections to intercompany adjustments related to foreign entities. The impact on net income (loss) from continuing operations was a decrease in net income of $296 ($0.01 per share) in the first quarter, an increase in net income of $427 ($0.01 per share) in the second quarter, a decrease in net loss of $166 (no per share impact) in the third quarter, and an increase in net loss of $297 ($0.01 per share) in the fourth quarter. There was no impact on results of operations for the full year 2004.
      A summary of quarterly financial information for the years ended December 31, 2004 and 2003 is as follows:

	As Restated

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2004
Revenue	$232,727	$261,694	$194,146	$210,444	$899,011
Gross margin	90,601	100,015	64,822	69,309	324,747
Income (loss) from continuing operations before income taxes	4,501	16,984	(7,931)	(23,065)	(9,511)
Income tax (expense) benefit	(2,986)	(6,967)	1,059	10,207	1,313

Income (loss) from continuing operations	1,515	10,017	(6,872)	(12,858)	(8,198)
Income from discontinued operations, net of taxes	1,449	1,171	412	32,670	35,702

Net income (loss)	$2,964	$11,188	$(6,460)	$19,812	$27,504

Income (loss) per share from continuing operations:
Basic	$.04	$.28	$(.19)	$(.36)	$(.23)
Diluted	.04	.27	(.19)	(.36)	(.23)
Net income (loss) per share from discontinued operations:
Basic	.04	.03	.01	.91	1.00
Diluted	.04	.03	.01	.91	1.00
Total net income (loss) per share:
Basic	.08	.31	(.18)	.55	.77
Diluted	$.08	$.30	$(.18)	$.55	$.77
Average shares outstanding:
Basic	35,247	35,977	36,410	35,956	35,898
Diluted	36,522	37,203	36,930	36,556	36,795

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	Restated	Restated	Restated	Restated	Restated

Year Ended December 31, 2003
Revenue	$200,575	$253,828	$197,015	$196,218	$847,636
Gross margin	73,797	91,022	73,332	73,319	311,470
(Loss) income from continuing operations before income taxes	(5,725)	349	(1,181)	(3,726)	(10,283)
Income tax (expense) benefit	1,665	(243)	(691)	(2)	729

(Loss) income from continuing operations	(4,060)	106	(1,872)	(3,728)	(9,554)
(Loss) income from discontinued operations, net of tax (expense) benefit	(30)	362	709	764	1,805

Net (loss) income	$(4,090)	$468	$(1,163)	$(2,964)	$(7,749)

(Loss) income per share from continuing operations:
Basic	$(.12)	$.00	$(.06)	$(.11)	$(.28)
Diluted	(.12)	.00	(.06)	(.11)	(.28)
Net (loss) income per share from discontinued operations:
Basic	.00	.01	.03	.02	.05
Diluted	.00	.01	.03	.02	.05
Total net (loss) income per share:
Basic	(.12)	.01	(.03)	(.09)	(.23)
Diluted	$(.12)	$.01	$(.03)	$(.09)	$(.23)
Average shares outstanding:
Basic	33,585	33,632	33,782	33,945	33,736
Diluted	34,599	34,828	35,568	35,861	35,147
      Net (loss) income per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, and because of the material weaknesses discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. During the first quarter of 2005, the Company has implemented additional controls and procedures in order to remediate the material weaknesses discussed below, and it is continuing to assess additional controls that may be required to remediate these material weaknesses. The Company believes that the accompanying financial statements fairly present the financial condition and results of operations for the fiscal years presented in this report on Form 10-K.

      (b) Management’s Annual Report on Internal Control Over Financial Reporting. Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to report on the Company’s internal control over financial reporting and our independent registered public accountants are required to attest to this report and to report on the effectiveness of the internal control over financial reporting. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order providing a 45-day extension for the filing of both management’s and the independent public accountant’s reports on the Company’s internal control over financial reporting for eligible companies. The Company has determined that it is eligible and has elected to utilize this 45-day extension, therefore, this Form 10-K does not include these reports. These reports will be included in an amended Form 10-K expected to be filed within the 45-day extension period.
      While the Company has not completed its Sarbanes-Oxley Section 404 assessment, the Company’s management is currently assessing the effectiveness of its internal control over financial reporting as of December 31, 2004 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As of the date hereof, the Company’s management has identified material weaknesses related to 1) the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the globalization segment, and 2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, tax expense and the related tax accounts for the globalization segment. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. These material weaknesses resulted in the restatement of depreciation expense and certain tax adjustments in the Company’s financial statements for the years ended December 31, 2003 and 2002, discussed in Note 2 to the Consolidated Financial Statements, and the restatement of income tax expense in the financial statements for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004, as filed in the Company’s Form 10-Q for each respective period, as discussed in the Summary of Quarterly Data in this Form 10-K.
      The Company believes that because of the material weaknesses discussed above, KPMG LLP will issue an adverse opinion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. As the Company and its independent registered public accountants are still evaluating the effectiveness of the Company’s internal control over financial reporting, there can be no assurance that additional deficiencies will not be identified, and that any such deficiencies, either alone or in combination with others, will not be considered additional material weaknesses.
      (c) Changes in Internal Control Over Financial Reporting. There have been no significant changes in internal control, or in other factors that could significantly affect internal control over financial reporting during the fourth quarter of 2004. However, subsequent to December 31, 2004, management has taken the following actions to remediate the material weaknesses described above:

•	Formalized and enhanced processes and procedures for reconciling and reviewing the elimination of adjustments and entries related to purchase price adjustments for the globalization segment.

•	Implemented a more thorough and comprehensive reconciliation and review of the profitability, tax expense and related tax accounts associated with each legal entity in the globalization segment.

The Company believes that the steps outlined above will strengthen the Company’s internal control over financial reporting and address the material weaknesses described in (b) above.

Item 9B.	Other Information
      The following information would otherwise have been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:

•	On August 30, 2004, the independent directors of the Board of Directors of the Company (the “Board”) increased Mr. David Shea’s annual base salary to $400,000, and granted him 10,000 shares of Bowne common stock to vest over a two-year period. This action was taken in connection with the Board’s determination to promote Mr. Shea to President of the Company.

•	On October 26, 2004, the independent Board directors granted Mr. Philip E. Kucera 40,000 shares of Bowne common stock to vest over a three-year period. This action was taken in connection with the Board’s determination to promote Mr. Kucera to Chief Executive Officer of the Company. Also on October 26, 2004, the independent Board granted Mr. Shea 10,000 shares of Bowne common stock to vest over a three-year period. This action was taken in connection with the Board’s determination to promote Mr. Shea to President and Chief Operating Officer of the Company.

•	On December 16, 2004, the Compensation and Management Development Committee of the Board (the “Compensation Committee”) set 2005 annual base salaries for Mr. Kucera, Mr. Shea, Mr. C. Cody Colquitt, Mr. L. Andy Williams, and Mr. Kenneth Swanson, each of whom is a Bowne named executive officer for 2004 (collectively, the “Named Officers”), at $450,000, $400,000, $330,000, $310,500, and $295,300 respectively, subject, in the case of Mr. Kucera and Mr. Shea, to approval by the independent Board directors. On December 16, 2004, the independent Board directors approved setting Mr. Kucera’s and Mr. Shea’s 2005 annual base salary as set forth above.

•	On December 16, 2004, the Compensation Committee also approved individual targets for 2005 performance-based awards that may be paid to the Named Officers under the Company’s Annual Incentive Plan (AIP) and Long-Term Incentive Plan (LTIP), subject, in the case of Mr. Kucera and Mr. Shea, to approval by the independent directors of the Board. The AIP and LTIP awards will be calculated for each participant based on the attainment of the performance goals to be established in 2005. On December 16, 2005, the independent Board directors approved setting 2005 performance-based AIP and LTIP individual target awards for Mr. Kucera and Mr. Shea.

•	On December 16, 2004, the Compensation Committee also granted Mr. Colquitt 10,000 shares of Bowne common stock to vest over a three-year period. This action was taken in recognition of Mr. Colquitt’s efforts as to various financial matters on behalf of the Company.

•	On January 18, 2005, the Compensation Committee increased Mr. Swanson’s annual base salary to $305,000 and granted him 5,000 shares of Bowne common stock to vest over a three-year period. This action was taken in connection with Mr. Swanson assuming responsibilities for the Company’s technology platform.

•	On March 10, 2005, the Compensation Committee approved the payment of 2004 performance-based awards under the AIP and LTIP to the Named Officers, subject in the case of Mr. Kucera and Mr. Shea, to approval by the independent Board directors. The awards were calculated for each participant based on the attainment of financial performance standards established during 2004. The AIP financial performance standards were based on the Company’s annual operating results. The LTIP financial performance standards were based on the Company’s return on invested capital. On March 10, 2005, the independent Board directors approved the 2004 AIP and LTIP awards to Mr. Kucera and Mr. Shea.

•	On March 10, 2005, the Compensation Committee also approved a change to the Company’s Supplemental Executive Retirement Plan (“SERP”). The change limits prior service credit granted to any senior executive hired by the Company subsequent to March 10, 2005 and who become eligible for participation in the SERP to a maximum amount of one year of prior service credit for every year of service with the Company. Subject to such limitation, the exact amount of such grant shall be determined by the Company in its discretion.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 1, 2005.
      The information required by this Item 10 with respect to the Company’s executive officers appears as Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
      The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 1, 2005.
      The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference from the information provided under the heading “Committees of the Board” of the Company’s definitive Proxy Statement anticipated to be dated April 1, 2005.
      The Company’s Board of Directors has determined that Mr. Douglas B. Fox and Mr. Wendell M. Smith, who serve on the Company’s Audit Committee, are each an “audit committee financial expert” and are “independent”, in accordance with the Sarbanes-Oxley Act of 2002 (“SOX”), Exchange Act Rule 10A-3 and New York Stock Exchange listing requirements.
      The Company’s corporate governance guidelines as well as charters for the Company’s Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are available on the Company’s website (www.bowne.com) and are available in print without charge to any shareholder who requests them from the Corporate Secretary.
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
      Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 1, 2005, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 1, 2005, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 17 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions
      Not applicable.

Item 14.	Principal Accounting Fees and Services
      The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Proposal Two — Appointment of Auditors” of the Company’s definitive Proxy Statement anticipated to be dated April 1, 2005.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:
      (1) Financial Statements:
      All other schedules are omitted because they are not applicable.
      (3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)

Exhibit
Number		Description

10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999)
10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.13	—	Long-Term Performance Plan (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.14	—	Deferred Award Plan (incorporated by reference to Exhibit 10.14 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.15	—	Amended and Restated Stock Plan for Directors (filed herewith)
10.16	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (filed herewith)
10.17	—	Intercreditor Agreement, dated as of July 2, 2002, related to First Amendment to Note Purchase Agreements (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.18	—	Credit Agreement, dated as of July 2, 2002, related to $175 million revolving credit facility (incorporated by reference to Exhibit 10.16 in the Company’s quarterly report on Form 10-Q for the period ended June 30, 2002)
10.19	—	Stock Purchase Agreement by and among BGS Companies, Inc. and Berlitz International, Inc. and Berlitz Investment Corporation dated August 7, 2002 (incorporated by reference to Exhibit 10.17 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2002)
10.20	—	Intercreditor and Collateral Agency Agreement, dated as of March 28, 2003, related to Second Amendment to Note Purchase Agreements (incorporated by reference to Exhibit 10.19 in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2003)
10.21	—	First Amendment, dated as of March 28, 2003, to Credit Agreement dated as of July 2, 2002, related to $175 million revolving credit facility (incorporated by reference to Exhibit 10.20 in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2003)

Exhibit
Number		Description

10.22	—	Second Amendment, dated as of September 18, 2003, to Credit Agreement dated as of July 2, 2002, related to $175.0 million revolving credit facility (incorporated by reference to Exhibit 10.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.23	—	Third Amendment, dated October 2004 to Credit Agreement dated as of July 2, 2002, related to $115.0 million revolving credit facility (incorporated by reference to Exhibit 10.25 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.24	—	Consent and Waiver Agreement dated January 12, 2005, related to $115 million revolving credit facility (filed herewith)
10.25	—	Form of Stock Option Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004
10.26	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.27	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ Philip E. Kucera

Philip E. Kucera
Chief Executive Officer
(Principal Executive Officer)
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip E. Kucera (Philip E. Kucera)	Chief Executive Officer and Director	March 16, 2005

/s/ David J. Shea (David J. Shea)	Chief Operating Officer, President and Director	March 16, 2005

/s/ C. Cody Colquitt (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2005

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Non-Executive Chairman of the Board and Director	March 16, 2005

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	March 16, 2005

/s/ Douglas B. Fox (Douglas B. Fox)	Director	March 16, 2005

/s/ Gloria M. Portela (Gloria M. Portela)	Director	March 16, 2005

/s/ Wendell M. Smith (Wendell M. Smith)	Director	March 16, 2005

Signature	Title	Date

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	March 16, 2005

/s/ Vincent Tese (Vincent Tese)	Director	March 16, 2005

/s/ Harry Wallaesa (Harry Wallaesa)	Director	March 16, 2005

/s/ Richard R. West (Richard R. West)	Director	March 16, 2005

BOWNE & CO., INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to	Deductions/	Balance at
	Beginning of	Costs and	(Additions)	End of
Description	Period	Expenses	(a)	Period

	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2004	$14,597	$2,026	$2,231	$14,392
Year Ended December 31, 2003	$14,065	$4,284	$3,752	$14,597
Year Ended December 31, 2002	$12,067	$6,697	$4,699	$14,065

(a)	Uncollectible accounts written off, net of recoveries.

S-1