Form 10-K/A
period 2004-12-31
BOWNE & CO INC
filed 2005-04-28
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A
(Amendment No. 1)

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
     The Registrant had 33,790,829 shares of Common Stock outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of this report:

Notice of Annual Meeting of Stockholders and Proxy Statement dated April 11, 2005	Part III, Items 10-12
EXPLANATORY NOTE
     Bowne & Co., Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005. This filing amends the original filing as follows:

•	Item 9A is amended to update Management’s Annual Report on Internal Control Over Financial Reporting to include management’s assessment of the effectiveness of the Company’s internal control over financial reporting, and

•	The related auditor’s report of the independent registered public accounting firm is included.
     This Amendment No. 1 is filed pursuant to Securities and Exchange Commission Release No. 34-50754 which provides up to 45 additional days beyond the date of the original filing for the filing of the above information.
     As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-K/A. In addition, the independent registered public accounting firm has provided an updated consent, also filed as an exhibit.
     Except for the amendments described above, this Form 10-K/A does not modify or update any previously reported financial statements, results of operations, or any other related financial disclosures.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, and because of the material weaknesses in internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. During the first quarter of 2005, the Company has implemented additional controls and procedures in order to remediate the material weaknesses discussed below, and it is continuing to assess additional controls that may be required to remediate these material weaknesses. The Company believes that the previously filed financial statements included in its Form 10-K for the year ended December 31, 2004 fairly present the financial condition and results of operations for the fiscal years presented.
      (b) Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. As a result of the material weaknesses described in the following paragraph, management concluded that the Company’s internal control over financial reporting as of December 31, 2004 was not effective based upon the criteria in Internal Control — Integrated Framework issued by the COSO.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s management has identified material weaknesses as of December 31, 2004 within the globalization segment related to 1) the lack of sufficient reconciliation and review controls over purchase accounting adjustments, and 2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, income tax expense and the related income tax accounts. Specifically, the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the globalization segment resulted in a failure to properly eliminate depreciation expense for an acquired entity, and the lack of sufficient reconciliation and review controls over the determination of legal entity profitability for the globalization segment resulted in the incorrect allocation of consolidated income to certain legal entities and the determination of income tax expense and the related income tax accounts within the globalization segment. These material weaknesses resulted in errors in accounting that led to the restatement of the Company’s December 31, 2003 and 2002 annual consolidated financial statements to correct previously reported depreciation expense and to the restatement of previously reported interim financial information for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004 to correct previously reported income tax amounts. These restatements are discussed further in Note 2 to the previously filed Consolidated Financial Statements, and in the Summary of Quarterly Data in the previously filed 2004 Form 10-K.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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

Report of the Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bowne & Co., Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Bowne & Co., Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowne & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004: The Company’s management has identified material weaknesses as of December 31, 2004 within the globalization segment related to 1) the lack of sufficient reconciliation and review controls over purchase accounting adjustments, and 2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, income tax expense and the related income tax accounts. Specifically, the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the globalization segment resulted in a failure to properly eliminate depreciation expense for an acquired entity and the lack of sufficient reconciliation and review controls over the determination of legal entity profitability for the globalization segment resulted in the incorrect allocation of consolidated income to certain legal entities and the determination of income tax expense and the related income tax accounts within the globalization segment. These material weaknesses resulted in errors in accounting that led to the restatement of the Company’s December 31, 2003 and 2002 annual consolidated financial statements to correct previously reported depreciation expense and to the restatement of previously reported interim financial information for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004 to correct previously reported income tax amounts. These restatements are discussed further in Note 2 to the previously filed Consolidated Financial Statements and in the Summary of Quarterly Data in the previously filed 2004 Form 10-K.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and the related consolidated financial statement schedule. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements and the related consolidated financial statement schedule.
      In our opinion, management’s assessment that Bowne & Co., Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bowne & Co., Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
New York, New York
April 27, 2005

Item 15.	Exhibits and Financial Statements Schedule
      (a) Documents filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/ A:
           (3) Exhibits:

Exhibit
Number		Description

23.2	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.3	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer
31.4	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ C. Cody Colquitt

C. Cody Colquitt
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
Dated: April 27, 2005