Form 10-Q
period 2005-03-31
BOWNE & CO INC
filed 2005-05-10
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
     The Registrant had 34,190,637 shares of Common Stock outstanding as of April 30, 2005.

Form 10-Q
Item No.	Name of Item	Page

	Part I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
	Part II
Item 6.	Exhibits	28
Ex-31.1: Certification
Ex-31.2: Certification
Ex-32.1: Certification
Ex-32.2: Certification

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

		Restated
	2005	2004

	(Unaudited)
	(In thousands, except per
	share amounts)
Revenue	$226,897	$232,727
Expenses:
Cost of revenue	(147,494)	(142,126)
Selling and administrative	(61,614)	(68,843)
Depreciation	(8,078)	(8,410)
Amortization	(716)	(619)
Restructuring charges, integration costs and asset impairment charges	(2,041)	(5,837)

	(219,943)	(225,835)

Operating income	6,954	6,892
Interest expense	(1,391)	(2,801)
Other income, net	1,698	410

Income from continuing operations before income taxes	7,261	4,501
Income tax expense	(3,343)	(2,986)

Income from continuing operations	3,918	1,515
Income from discontinued operations, net of tax	—	1,449

Net income	$3,918	$2,964

Earnings per share from continuing operations:
Basic	$.11	$.04
Diluted	$.11	$.04
Earnings per share from discontinued operations:
Basic	$—	$.04
Diluted	$—	$.04
Total earnings per share:
Basic	$.11	$.08
Diluted	$.11	$.08
Dividends per share	$.055	$.055
See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Net income	$3,918	$2,964
Foreign currency translation adjustment	(7,595)	(3,630)
Net unrealized gains arising from marketable securities during the period, after deducting taxes of $0 and $6 for 2005 and 2004, respectively	1	10

Comprehensive loss	$(3,676)	$(656)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$36,649	$61,222
Marketable securities	98	20,378
Accounts receivable, less allowance for doubtful accounts of $12,710 (2005) and $14,392 (2004)	203,223	177,180
Inventories	36,346	20,559
Prepaid expenses and other current assets	36,140	36,287

Total current assets	312,456	315,626
Property, plant and equipment at cost, less accumulated depreciation of $294,155 (2005) and $299,140 (2004)	111,613	116,021
Other noncurrent assets:
Goodwill, less accumulated amortization of $20,409 (2005) and $20,604 (2004)	166,207	171,326
Intangible assets, less accumulated amortization of $7,054 (2005) and $6,579 (2004)	25,524	26,426
Deferred income taxes	8,873	9,403
Other	14,989	15,807

Total assets	$639,662	$654,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$829	$929
Accounts payable	56,297	44,094
Employee compensation and benefits	40,265	57,158
Accrued expenses and other obligations	44,044	55,424

Total current liabilities	141,435	157,605
Other liabilities:
Long-term debt — net of current portion	76,793	76,962
Deferred employee compensation and other	47,542	47,245

Total liabilities	265,770	281,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 41,741,817 shares (2005) and 41,444,817 shares (2004)	417	414
Additional paid-in capital	79,523	75,368
Retained earnings	347,511	345,448
Treasury stock, at cost, 7,564,079 shares (2005) and 7,781,468 shares (2004)	(83,152)	(85,620)
Accumulated other comprehensive income, net	29,593	37,187

Total stockholders’ equity	373,892	372,797

Total liabilities and stockholders’ equity	$639,662	$654,609

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$3,918	$1,515
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation	8,078	8,410
Amortization	716	619
Asset impairment charges	89	149
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(53,641)	(26,910)

Net cash used in operating activities	(40,840)	(16,217)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	20,450	99
Purchase of property, plant, and equipment	(4,279)	(4,619)

Net cash provided by (used in) investing activities	16,171	(4,520)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	—	45,967
Payment of debt	(170)	(32,522)
Proceeds from stock options exercised	5,633	10,071
Payment of dividends	(1,855)	(1,873)

Net cash provided by financing activities	3,608	21,643

Net cash used in discontinued operations	(3,512)	(5,225)
Net decrease in cash and cash equivalents	(24,573)	(4,319)
Cash and cash equivalents, beginning of period	61,222	17,010

Cash and cash equivalents, end of period	$36,649	$12,691

Supplemental cash flow information:
Cash paid for interest from continuing operations	$256	$2,540

Net cash paid for income taxes from continuing operations	$7,167	$4,979

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation
      The financial information as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2004. The Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the document outsourcing business as a discontinued operation in the statements of operations and cash flows for the three months ended March 31, 2004, as described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Operating results for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Note 3.	Restatement of 2004 Quarterly Financial Results
      As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company’s results for the three months ended March 31, 2004 have been restated to reflect the tax effect of corrections to intercompany adjustments related to foreign entities within the Globalization segment. While this restatement had no impact on results of operations for the full year in 2004, the impact on the quarter ended March 31, 2004 was an increase to income tax expense of $296 and a decrease in net income of

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$296 ($0.01 per share) from previously reported amounts. A summary of the restated financial information for the three months ended March 31, 2004 is as follows:

	Three Months Ended March 31, 2004

			As Reclassified
			to Reflect
	As Previously	As	Discontinued
	Reported	Restated	Operations

Income from continuing operations before income taxes	—	—	$4,501
Income tax expense	—	—	(2,986)

Income from continuing operations	—	—	1,515
Income before income taxes	$6,945	$6,945	—
Income from discontinued operations, net of tax	—	—	1,449
Income tax expense	(3,685)	(3,981)	—

Net income	$3,260	$2,964	$2,964

Earnings per share from continuing operations:
Basic	$—	$—	$.04

Diluted	$—	$—	$.04

Earnings per share from discontinued operations:
Basic	$—	$—	$.04

Diluted	$—	$—	$.04

Total earnings per share:
Basic	$.09	$.08	$.08

Diluted	$.09	$.08	$.08

Note 4.	Discontinued Operations
      On November 9, 2004 the Company sold its document outsourcing business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company has recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations is $4,084 and $7,654 as of March 31, 2005 and December 31, 2004, respectively. These amounts primarily relate to accrued employee compensation and sales tax liabilities associated with the discontinued business. The Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the document outsourcing business as a discontinued operation.
      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $798 at March 31, 2005 and $803 December 31, 2004, respectively, which are included in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual, net of expected payments from subleases, are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

Note 5.	Sale of Marketable Securities
      During the fourth quarter of 2004, the Company purchased approximately $20.3 million of auction rate securities, as described more fully in Note 6 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the quarter ended March 31, 2005, the Company sold all of its auction rate securities.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Stock Repurchase Plans
      During the fourth quarter of 2004, the Company entered into an Overnight Share Repurchase program with Bank of America and repurchased 2,530,000 shares for approximately $40.2 million. In connection with the program, Bank of America had been purchasing shares in the market. The program was completed on April 29, 2005. The Company will receive a price adjustment of approximately $2.1 million in the form of additional shares. The price adjustment represents the difference in the original share purchase price of $15.75 and the average volume weighted adjusted share price of $15.00 for the actual purchases made, plus interest. Bank of America is expected to purchase the additional shares during May 2005.
      During the fourth quarter of 2004, the Company’s Board of Directors authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. Over a period of up to two years, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. No trading activity has occurred in the public market related to this program as of May 10, 2005.

Note 7.	Stock-Based Compensation
      The Company has several stock-based employee compensation plans, which are described more fully in Note 17 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on income from continuing operations, earnings per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income, and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123 and supersedes APB Opinion No. 25. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.

	Three Months
	Ended March 31,

		Restated
	2005	2004

Income from continuing operations:
As reported	$3,918	$1,515
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(300)	(542)

Pro forma income from continuing operations	$3,618	$973

As reported earnings per share from continuing operations:
Basic	$.11	$.04
Diluted	$.11	$.04
Pro forma earnings per share from continuing operations:
Basic	$.10	$.03
Diluted	$.10	$.03

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months
	Ended March 31,

		Restated
	2005	2004

Income from discontinued operations:
As reported	$—	$1,449
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(62)

Pro forma income from discontinued operations	$—	$1,387

As reported earnings per share from discontinued operations:
Basic	$—	$.04
Diluted	$—	$.04
Pro forma earnings per share from discontinued operations:
Basic	$—	$.04
Diluted	$—	$.04

	Three Months
	Ended March 31,

		Restated
	2005	2004

Net income:
As reported	$3,918	$2,964
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(300)	(604)

Pro forma income	$3,618	$2,360

As reported earnings per share:
Basic	$.11	$.08
Diluted	$.11	$.08
Pro forma earnings per share:
Basic	$.10	$.07
Diluted	$.10	$.07
      The Company did not grant any options during the three months ended March 31, 2005 and 2004.

Note 8.	Effect of Recent Accounting Pronouncements
      In April 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB Opinion No. 25. Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) for public

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
companies until the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. In accordance with the new rule, the Company expects to adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 7 to the Condensed Consolidated Financial Statements.
      In December 2004, the FASB issued FASB Staff Position 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company therefore cannot reasonably estimate the income tax effect of such repatriation. The Company expects to be in a position to finalize its assessment by December 31, 2005.

Note 9.	Earnings Per Share
      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended March 31, 2005 and 2004 excludes the dilutive effect of approximately 1,112,497 and 553,744 options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective period. The weighted-average diluted shares outstanding for the three months ended March 31, 2005 and 2004 also excludes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effect would be anti-dilutive to the earnings per share calculation for both periods.
      The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,

	2005	2004

Basic shares	34,662,506	35,247,098
Diluted shares	35,355,150	36,522,297

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Inventories
      Inventories of $36,346 at March 31, 2005 included raw materials of $6,105, and work-in-process of $30,241. At December 31, 2004, inventories of $20,559 included raw materials of $3,615 and work-in-process of $16,944.

Note 11.	Accrued Restructuring and Integration Charges
      The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in transactional financial printing activity. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions, and costs associated with closing down and consolidating facilities. In addition, in connection with the Company’s acquisition of Mendez S.A. in August 2001 and Berlitz GlobalNet (“GlobalNet”) in September 2002, the Company incurred certain costs to integrate these operations into the existing globalization operations, including costs to shut down certain facilities and terminate certain employees.
      During 2004 the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions in all business segments, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial print segment, further consolidation of the globalization segment’s operations in Italy, as well as adjustments related to changes in assumptions in some previous office closings within the financial print and globalization segments. These actions resulted in restructuring, integration and asset impairment charges totaling $14,644 for the year ended December 31, 2004.
      During the first quarter of 2005, the Company continued to implement further cost reductions. These restructuring charges included (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) additional management and staff reductions within the globalization segment as part of the actions that were initiated in the fourth quarter of 2004, and (iii) revisions to estimates of costs associated with leased facilities which were exited in prior periods. These actions resulted in restructuring, integration and asset impairment charges totaling $2,041 for the three months ended March 31, 2005.
      The following information summarizes the costs incurred during the first quarter of 2005:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial Print	$246	$696	$—	$—	$942
Globalization	431	81	88	(195)	405
Corporate/Other	650	44	—	—	694

Total	$1,327	$821	$88	$(195)	$2,041

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2003	$3,179	$5,034	$908	$9,121
2004 Expenses	6,866	4,018	3,242	14,126
Paid in 2004	(7,137)	(3,072)	(3,266)	(13,475)

Balance at December 31, 2004	2,908	5,980	884	9,772
2005 Expenses	1,327	821	(195)	1,953
Paid in 2005	(1,639)	(592)	(108)	(2,339)

Balance at March 31, 2005	$2,596	$6,209	$581	$9,386

      The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2005 and the Company expects to incur total restructuring and integration charges in the full year 2005 of approximately $3 to $8 million.
      The Company accrued $5,100 of costs associated with the acquisition of Mendez’ operations during the year ended December 31, 2001, which were accounted for as part of the cost of the acquisition. These costs included costs to shut down certain Mendez facilities and terminate certain Mendez employees. The balance remaining on this accrual at December 31, 2004 was $899 and consisted primarily of employee severance which was paid during the three months ended March 31, 2005.
      In connection with the Company’s acquisition of GlobalNet in September 2002, the Company accrued costs of $2,497 associated with the integration of GlobalNet’s operations, which were accounted for as part of the cost of the acquisition. These costs included estimated severance costs and lease termination costs associated with eliminating GlobalNet facilities and terminating certain GlobalNet employees. During 2003, the Company finalized its estimate of these costs by adjustments in the amount of $1,000. These adjustments increased goodwill related to the acquisition of GlobalNet. The balance remaining on this accrual at March 31, 2005 and December 31, 2004 was $292 and $331, respectively, consisting primarily of the termination costs related to the closed facilities. The payments on these balances are expected to be made over the remaining terms of the respective leases through June 30, 2006.

Note 12.	Debt
      The components of debt at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Convertible subordinated debentures	$75,000	$75,000
Revolving credit facilities	—	—
Other	2,622	2,891

	$77,622	$77,891

      The Company had all of the borrowings available under its $115 million revolving credit facility as of March 31, 2005. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, sale and leaseback transactions, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compliance with all loan covenants as of March 31, 2005, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of its term. The Company is in the process of renewing the revolving credit facility, which expires in July 2005, and expects completion in May 2005. The Company is not subject to any financial covenants under the debentures.
      The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no balance on this credit facility as of March 31, 2005 and December 31, 2004.

Note 13.	Postretirement Benefits
      The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan was closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, the benefits of current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfied certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and the SERP are described more fully in Note 13 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.
      The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2005	2004	2005	2004

Service cost	$1,651	$1,518	$96	$168
Interest cost	1,696	1,684	351	409
Expected return on plan assets	(1,760)	(1,335)	—	—
Amortization of transition (asset) liability	(80)	(80)	25	25
Amortization of prior service cost	80	80	378	337
Amortization of actuarial loss	118	280	218	152

Net periodic cost of defined benefit plans	1,705	2,147	1,068	1,091
Union plans	82	95	—	—
Other retirement plans	414	387	—	—

Total cost	$2,201	$2,629	$1,068	$1,091

      The company is not required to make any contributions to its pension plan in 2005.

Note 14.	Income Taxes
      Income tax expense for the three months ended March 31, 2005 was $3,343 on pre-tax income from continuing operations of $7,261, compared to income tax expense for the same period in 2004 of $2,986 on pre-tax income from continuing operations of $4,501. As discussed in Note 3 of the Condensed Consolidated Financial Statements, income tax expense for the three months ended March 31, 2004 has been restated to reflect the tax effects of corrections to intercompany adjustments related to foreign entities within the

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Globalization segment. The effective overall income tax rate was impacted by the lower pre-tax income in 2004 compared to the higher pre-tax income in 2005 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 38% for the three months ended March 31, 2005 and 2004.
      In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and uncertainty remains as how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company therefore cannot reasonably estimate the income tax effect of such repatriation. The Company expects to be in a position to finalize its assessment by December 31, 2005.

Note 15.	Comprehensive Income (Loss)
      The components of accumulated other comprehensive income (loss) are summarized as follows:

	March 31,	December 31,
	2005	2004

Foreign currency translation adjustment	$32,482	$40,077
Minimum pension liability adjustment (net of tax effect)	(2,870)	(2,870)
Unrealized losses on marketable securities (net of tax effect)	(19)	(20)

	$29,593	$37,187

Note 16.	Segment Information
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
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business in November of 2004. The results from this business are not included in the segment results presented below. The results for the litigation solutions business which historically has been presented in the outsourcing segment are now included in the Corporate/ Other category. Segment information for three months ended March 31, 2004 has been reclassified to reflect this presentation.
      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, other expenses and other income. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/Other category includes (i) results from the litigation solutions business, (ii) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (iii) restructuring, integration and asset impairment charges, and (iv) other expenses and other income.

	Three Months Ended
	March 31,

		Restated
	2005	2004

	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial Print	$159,923	$169,523
Globalization	58,917	54,643
Corporate/Other	8,057	8,561

	$226,897	$232,727

Segment profit (loss):
Financial Print	$20,686	$24,562
Globalization	2,292	2,039
Corporate/Other (see detail below)	(5,532)	(10,270)

	17,446	16,331

Depreciation expense	$(8,078)	$(8,410)
Amortization expense	(716)	(619)
Interest expense	(1,391)	(2,801)

Income from continuing operations before income taxes	$7,261	$4,501

Corporate/Other (by type):
Shared corporate expenses	$(5,666)	$(5,059)
Litigation solutions	713	543
Other income, net	1,462	83
Restructuring charges, integration costs and asset impairment charges	(2,041)	(5,837)

	$(5,532)	$(10,270)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)
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
Overview
      The Company had mixed results for the quarter ending March 31, 2005. While revenue and segment profit increased in the Globalization segment as compared to both the preceding quarter and the comparable 2004 quarter, revenue and segment profit decreased in the Financial Print segment for the quarter ended March 31, 2005 as compared to the same period in 2004. Overall, revenue was $226.9 million in the first quarter of 2005 as compared to $232.7 million in the comparable quarter of 2004, a 3% decrease, and segment profit was $17.4 million in the first quarter of 2005 as compared to $16.3 million in 2004, a 7% increase.
      The results of the Company’s two reporting segments are discussed below.

•	Financial Print. Revenue decreased $9.6 million, or 5.7%, for the first quarter of 2005 as compared to the same period last year, and segment profit decreased $3.9 million, or 15.8%, for the quarter ended March 31, 2005, as compared to the same period in 2004. These results are primarily due to a 22% decline in transactional revenue. The Company remains optimistic about the remainder of 2005 in Financial Print due to the increased transactional volume during the late stages of 2004, and a steady level of announced merger and acquisition activity in 2005. The results of the first quarter of 2005 are not indicative of the increase in financial print activity because a number of these transactions haven’t completed, and the Company recognizes revenue when projects are finalized. The Company expects that as transactions complete, the corresponding revenues and profits will rise.

•	Globalization. Bowne Global Solutions revenue of $58.9 million for the first quarter of 2005 represents a 7.8% increase over the first quarter of 2004 and segment profit increased $0.3 million, or 12%, for the quarter ended March 31, 2005, as compared to the same period in 2004. Segment profit as a percent of revenue increased 20 basis points over the first quarter of 2004. As compared to the fourth quarter of 2004, revenue and segment profit increased $3.8 and $0.8 million, respectively. These favorable results are primarily due to customer projects that had been delayed in 2004 that have begun in 2005 and the result of cost reduction actions that were implemented in the second half of 2004, consisting of reorganizing the segment’s management structure, including the elimination of senior management and staff positions, and scaling back research and development spending. The Company is optimistic that the results from this segment will continue to be favorable in 2005 as compared to 2004 due to the cost savings from these reductions, and the start-up of the delayed customer projects in 2005.
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business in November of 2004. The results for the quarter ended March 31, 2004 have been reclassified to reflect this business as a discontinued operation and the results for the litigation support services business which historically has been presented in the outsourcing segment are now included in the Corporate/Other category.
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
      The following table summarizes the amounts incurred for restructuring, integration and asset impairment charges for each segment for the quarters ended March 31, 2005 and 2004:

	Quarters Ended
	March 31,

	2005	2004

Financial Print	$942	$3,493
Globalization	405	1,480
Corporate/Other	694	864

Total	$2,041	$5,837
After tax impact	$1,312	$4,118
Per share impact	$0.04	$0.11
      The charges taken in the quarter ended March 31, 2005 reflect (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) additional management and staff reductions within the globalization segment as part of the actions that were initiated in the fourth quarter of 2004, and (iii) revisions to estimates of costs associated with facilities which were exited in prior periods. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.
      The Company expects to incur total restructuring and integration charges for the full year 2005 of approximately $3 to $8 million.
Results of Operations
      Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages.
      Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

Quarter ended March 31, 2005 Compared to Quarter ended March 31, 2004

Financial Print

	Quarters Ended March 31,
					Quarter Over Quarter
		% of		% of
Financial Print Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$52,025	33%	$66,726	39%	$(14,701)	(22)%
Compliance printing	44,031	28	44,394	26	(363)	(1)
Mutual funds	38,342	24	35,541	21	2,801	8
Commercial	10,112	6	8,574	5	1,538	18
Other	15,413	9	14,288	9	1,125	8

Total revenue	159,923	100	169,523	100	(9,600)	(6)
Cost of revenue	(101,133)	(63)	(99,154)	(59)	(1,979)	2

Gross margin	58,790	37	70,369	41	(11,579)	(16)
Selling and administrative	(38,104)	(24)	(45,807)	(27)	7,703	(17)

Segment profit	$20,686	13%	$24,562	14%	$(3,876)	(16)%

Other Items:
Depreciation	$(6,056)	(4)%	$(6,279)	(4)%	$223	(4)%
Restructuring, integration and asset impairment charges	(942)	(1)	(3,493)	(2)	2,551	(73)
      Financial Print revenue decreased 6% for the quarter ended March 31, 2005, with the largest class of service in this segment, transactional financial printing, down 22% as compared to 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of filings, which also declined 22% year over year. Partially offsetting the decrease in transactional printing revenue were the increases in revenue generated from commercial and mutual funds printing services.
      Revenue from the international markets increased 9% to approximately $23,352 for the quarter ended March 31, 2005, as compared to $21,413 for the quarter ended March 31, 2004. This increase is primarily due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 3% for the quarter ended March 31, 2005 compared to 2004. A portion of the increase in revenue is also attributable to increased transactional and compliance printing in Canada.
      Despite competitive pricing pressures and the decline of domestic transactional market activity of 22% during the first quarter of 2005, the Company remains the leading financial printer in both domestic and international markets. The Company remains optimistic regarding the revenue from transactional financial printing for 2005 due to the continued strong mergers and acquisition activity.
      Compliance revenue was relatively flat compared to last year’s first quarter. Mutual fund services revenue increased 8% and commercial revenue increased 18% for the quarter ended March 31, 2005, which is primarily due to the addition of several new clients and additional work from existing clients.
      Other revenue increased 8% for the quarter ended March 31, 2005, compared to the same period in 2004. This increase resulted from increases in fulfillment and financial print translation services compared to last year’s first quarter.
      Gross margin of the financial printing segment decreased by 16%, and the margin percentage decreased by approximately four percentage points to 37%. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work (mutual fund, commercial, other) also impacts gross margin since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to the competitive pricing pressure in the transactional market. As the capital markets gain strength, we believe the more efficient operating model the Company has developed over the past several years will contribute to improving gross margin for the financial print segment.
      Selling and administrative expenses decreased 17% for the quarter ended March 31, 2005 as compared to the same period in the prior year. This decrease is primarily due to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the decrease in selling and administrative costs was the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. As a percentage of sales, selling and administrative expenses decreased approximately three percentage points to 24% for the quarter ended March 31, 2005 as compared to the same period in 2004.
      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the first quarter of 2005, the Company incurred additional restructuring charges within its financial print segment related to changes in the previous assumptions associated with the closing of a portion of the London financial print facility, and headcount reductions related to the continued consolidation of the Company’s fulfillment operations with its digital print facility which began during 2004, as well as the reduction of certain administrative positions which will not be replaced. Total restructuring and asset impairment charges related to the financial print segment for the quarter ended March 31, 2005 were $942 compared to $3,493 for the quarter ended March 31, 2004.
      Segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment decreased 16% for the quarter ended March 31, 2005 compared to 2004. The decrease in segment profit is primarily a result of decreased revenues in 2005. Segment profit as a percentage of revenue decreased approximately one percentage point from 2004 to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Globalization

	Quarters Ended March 31,
					Quarter Over Quarter
		% of		% of
Globalization Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$58,917	100%	$54,643	100%	$4,274	8%
Cost of revenue	(40,071)	(68)	(36,177)	(66)	(3,894)	11

Gross margin	18,846	32	18,466	34	380	2
Selling and administrative	(16,554)	(28)	(16,427)	(30)	(127)	1

Segment profit	$2,292	4%	$2,039	4%	$253	12%

Other Items:
Depreciation	$(1,497)	(3)%	$(1,518)	(3)%	$21	(1)%
Restructuring, integration and asset impairment charges	(405)	(1)	(1,480)	(3)	1,075	(73)
      Revenue increased 8% for the quarter ended March 31, 2005. Adjusting for the impact of foreign currency rates, revenue increased approximately 3% from the prior year. Revenue growth came primarily from increased localization in the technology sector, as projects for customers who had delayed commitments in the latter half of 2004 commenced during the first quarter of 2005. In particular, the localization of Microsoft’s Visual Studio® 2005 was placed into production during the quarter.
      Gross margin from this segment increased slightly, while the gross margin percentage decreased two percentage points to approximately 32%. The decline in margin is due to the impact of foreign currency rates, continued competitive price pressure in the localization business, and declines in profit from the Department of Justice interpretation services contract.
      Selling and administrative expenses increased 1%, while decreasing two percentage points as a percentage of revenue. The increase in selling and administrative expenses is generally related to the negative impact of the weaker U.S. dollar on foreign denominated costs. At constant exchange rates, selling and administrative expenses actually declined approximately 3%. The real decline came as a result of cost cutting initiatives implemented throughout 2004, including consolidation of offices in the segment’s Italian operations, closure of the segment’s San Diego facility, reduction of corporate management and staff, and scaling back the investment in research and development activities.
      For the quarter ended March 31, 2005, restructuring, integration and asset impairment charges related to the globalization segment were $405 compared to $1,480 for the quarter ended March 31, 2005. In 2005, these charges were primarily related to the continuation of the reduction of corporate management and staff and research and development staff begun during the fourth quarter of 2004, as well as closure of the segment’s Boston facility.
      As a result of the foregoing, segment profit (as defined in Note 16 to the Consolidated Financial Statements) for this segment increased $253 for the quarter ended March 31, 2005 compared to 2004. Segment profit as a percentage of revenue remained flat at 4%. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before taxes.

Summary
      Overall revenue decreased $5,830, or 3%, for the quarter ended March 31, 2005. The decrease is largely attributed to the decrease in revenue from the financial print segment, specifically transactional financial printing, and was partially offset by a slight increase in revenue from the globalization segment. There was an $11,198, or 12% decrease in gross margin, and the gross margin percentage decreased approximately four percentage points to 35%. This decrease in gross margin percentage was primarily attributable to the decreased level of transactional financial print activity, which historically has produced higher levels of gross profit.
      Selling and administrative expenses on a company-wide basis decreased by $7,229, or 11%. This decrease is due to the result of expenses directly associated with sales, such as selling expenses (including commission and bonuses) and certain variable administrative expenses, the collection of previously written off account receivables, the effect of headcount reductions related to administrative positions within the globalization segment, and the Company’s continual effort to manage expenses. Shared corporate expenses were $5,666 in the quarter ended March 31, 2005 as compared to $5,059 for the same period in 2004. This increase was primarily attributable to increased professional fees. As a percentage of sales, overall selling and administrative expenses decreased approximately 3%, to 27% for the quarter ended March 31, 2005.
      Depreciation decreased slightly by $332, or 4%, primarily as a result of decreased capital spending in recent years.
      There were $2,041 in restructuring, integration, and asset impairment charges for the quarter ended March 31, 2005, as compared to $5,837 in the quarter ended March 31, 2004, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      Interest expense decreased $1,410, or 50%, primarily as a result of the early retirement of the Company’s senior notes in December 2004, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Interest expense related to these notes was approximately $1.2 million for the quarter ended March 31, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs, also related to the early retirement of the Company’s senior notes, and no interest on the Company’s revolving credit facility during the quarter ended March 31, 2005.
      Income tax expense for the quarter ended March 31, 2005 was $3,343 on pre-tax income from continuing operations of $7,261, compared to an income tax expense in 2004 of $2,986 on pre-tax income from continuing operations of $4,501. The effective overall income tax rate was impacted by the lower pre-tax income in 2004 compared to the higher pre-tax income in 2005 and the income mix between U.S. and foreign jurisdictions. The size of the non-deductible expenses is relatively unchanged from year to year, and the rate applied to U.S. taxable (loss) income remained at approximately 38%.
      Other income, net was $1,698 for the three months ended March 31, 2005 as compared to $410 for the same period in 2004. The increase was primarily attributable to foreign currency translation gains in the first quarter of 2005 compared to losses in the first quarter of 2004, and an increase in interest income during the three months ended March 31, 2005 as compared to the prior year.
      As a result of the foregoing, net income for the quarter ended March 31, 2005 was $3,918 as compared to $2,964 for the same period in 2004.

Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. All of the Company’s segments have operations in the United States. United States and foreign components of income from continuing operations before income taxes for the three months ended March 31, 2005 and 2004 are as follows:

	Quarters Ended
	March 31,

	2005	2004

United States	$3,573	$4,937
Foreign	3,688	(436)

Income from continuing operations before taxes	$7,261	$4,501

      Foreign pre-tax income from continuing operations improved significantly in the quarter ended March 31, 2005, compared to the same period in 2004. This increase is primarily attributable to the favorable results of the globalization segment for the quarter ended March 31, 2005 as compared to same period last year, and a decrease in restructuring charges, integration costs and asset impairment charges. The foreign results for the quarter ended March 31, 2004 included approximately $2.4 million of restructuring charges, which included costs associated with the consolidation of the globalization segment’s operations in Italy. The foreign results for the quarter ended March 31, 2005 included approximately $0.5 million primarily related to changes in the prior assumptions regarding the London financial print facility. The decrease in domestic pre-tax income from continuing operations is primarily due to the decrease in revenue from the financial print segment. The domestic results for the quarter ended March 31, 2004 included approximately $3.4 million in restructuring charges, integration costs and asset impairment charges, consisting of the integration of the Company’s fulfillment operations with its digital print facility. The domestic results for the quarter ended March 31, 2005 included approximately $1.5 million of restructuring charges consisting primarily of workforce reductions within corporate management and administrative functions in the financial print and globalization segments.
Liquidity and Capital Resources

	Quarters Ended March 31,

Liquidity and Cash Flow Information:	2005	2004

Working capital	$171,021	$130,574
Current ratio	2.21 to 1	1.73 to 1
Net cash used in operating activities	$(40,840)	$(16,217)
Net cash provided by (used in) investing activities	$16,171	$(4,520)
Net cash provided by financing activities	$3,608	$21,643
Net cash used in discontinued operations	$(3,512)	$(5,225)
Capital expenditures	$4,279	$4,619
Average days sales outstanding	72	69

      The increase in working capital results from several factors. An increase of approximately $24.0 million in working capital is due to an increase in cash and marketable securities and an increase of approximately $10.7 million is due to an increase in accounts receivable as of March 31, 2005 as compared to March 31, 2004. Also contributing to the increase in working capital was the decrease of approximately $15.2 million in accounts payable and accrued liabilities primarily related to a decrease in accrued compensation and benefits of $13.5 million largely in connection with the decrease in current accrued pension costs resulting from the significant amount of pension contributions made during 2004 and a decrease in accrued expenses associated with the decreased revenue and profitability of the financial print segment (including accrued commissions and bonuses) for the quarter ended March 31, 2005 as compared to 2004. The decrease in accrued compensation and benefits was offset due to an increase in current accrued supplemental executive retirement plan (SERP) expenses in 2005 related to payments expected to be made during the first quarter of 2006. Offsetting the increase in working capital from 2004 to 2005 was the excess of current assets held for sale of approximately $15.2 million over current liabilities held for sale related to the discontinued document outsourcing business, included in working capital for 2004. Overall working capital increased approximately $40.5 million for the three months ended March 31, 2005 as compared to the same period in 2004.
      During the fourth quarter of 2004, the Company’s Board of Directors authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. Over a period of up to two years, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. No trading activity has occurred in the public market related to this program as of May 10, 2005.
      The Company had all of the borrowings available under its $115 million revolving credit facility as of March 31, 2005. The Company is in the process of renewing the revolving credit facility, which expires in July 2005, and expects completion in May 2005. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of March 31, 2005.
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
      Capital expenditures for the three months ended March 31, 2005 were $4,279. For the full year 2005, the Company plans capital spending of approximately $25 million.
Cash Flows
      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding increased to 72 days for the three months ended March 31, 2005 from 69 days for the same period last year. The Company had net cash used in operating activities of $40,840 and $16,217 for the quarters ended March 31, 2005 and 2004, respectively. The increase in net cash used in operating activities in the first quarter of 2005 as compared to 2004 is primarily attributable to the larger amount of bonuses and commissions paid during the first quarter of 2005. Also contributing to the increase in cash used in operating activities was the increase in cash used to pay income taxes and a larger fluctuation in accounts payable and other accrued liabilities during 2005 as compared to 2004. The Company had income from continuing operations of $3,918 in the quarter ending March 31,2005 as compared to income from continuing operations of $1,515 for the same period in 2004. Overall, cash used in operating activities increased by approximately $24.6 million from 2004 to 2005.
      Net cash provided by investing activities was $16,171 for the quarter ended March 31, 2005 as compared to net cash used by investing activities for the quarter ended March 31, 2004 of $4,520. The change from 2004 to 2005 was primarily the result of $20,280 received from the sale of marketable securities during the quarter ended March 31,2005, and from less cash used in the acquisition of property, plant and equipment during the first quarter of 2005 as compared to the prior year.
      Net cash provided by financing activities was $3,608 and $21,643 for the quarters ended March 31, 2005 and 2004, respectively. The change in 2005 compared to 2004 primarily resulted from net payments of debt in 2005 of approximately $170, as compared to net borrowings of $13,445 in 2004, and proceeds from stock option exercises of $5,633 in 2005 as compared to $10,071 in 2004.
      Net cash used in discontinued operations was $3,512 and $5,225 for the quarters ended March 31, 2005 and 2004, respectively. The cash used in discontinued operations for the quarter ended March 31, 2005 primarily represents the payment of accrued expenses (primarily employee compensation and benefits) related to the sale of the Company’s document outsourcing business in November 2004. The cash used in discontinued operations in 2004 primarily represents the operations of the discontinued business during the first quarter of 2004.
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
      For 2005, the Company expects improved results over 2004. The Company is optimistic about the financial print business due to the increase in the capital market mergers and acquisitions activity. The Company expects improvement in its globalization segment as it realizes the benefits of cost reductions made during 2004 and as delayed customer projects start up in 2005.
      The guidance for the full year 2005 results remain unchanged from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and the Company continues to estimate that full year 2005 results will be in the ranges shown below.

Full Year 2005

Revenues:	$900 million to $1.0 billion
Financial Print	$640 to $715 million
Globalization	$225 to $265 million
Corporate/Other	$40 to $50 million
Segment Profit:
Financial Print	$70 to $95 million
Globalization	$19 to $24 million
Corporate/Other:
Litigation Solutions	$5 to $8 million
Restructuring charges	$(3) to $(8) million
Corporate Spending	$(17) to $(23) million
Depreciation and amortization	$35 million
Interest expense	$5.5 million
Diluted earnings per share	$0.50 to $1.00
Diluted earnings per share, excluding restructuring charges	$0.60 to $1.08
Diluted shares	35.1 million shares
Capital expenditures	$25 million

Recent Accounting Pronouncements
      In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.
      In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) for public companies until the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. In accordance with the new rule, the Company expects to adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards. The Company is currently evaluating the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 7 to the Condensed Consolidated Financial Statements.
      In December 2004, the FASB issued FASB Staff Position 109-2 (“FSP FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. The American Jobs Creation Act of 2004 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The deduction is subject to a number of limitations, and uncertainty remains as to how to interpret numerous provisions in the Act. As such, the Company is not in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. based on its analysis to date. The Company therefore cannot reasonably estimate the income tax effect of such repatriation. The Company expects to be in a position to finalize its assessment by December 31, 2005.

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
      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. Amounts borrowed under the three-year, $175 million revolving credit facility that was completed in July 2002 (and amended in March and September 2003 and January 2005, with the facility reduced to $115 million in October 2003) bear interest at LIBOR plus 125-325 basis points or an alternative base rate (greater of Federal Funds rate plus 50 basis points or the Prime rate) depending on certain leverage ratios. During the quarter ended March 31, 2005 there were no borrowings on this credit facility. The Company is in the process of renewing the revolving credit facility, which expires in July 2005, and expects completion in May 2005.
Foreign Exchange Rates
      The Company derives a portion of its revenues from various foreign sources. The Company’s globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $7,595 and $3,630 in its consolidated statements of comprehensive loss for the three months ended March 31, 2005 and 2004, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.
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
      (a) Disclosure Controls and Procedures The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S.
      As reported in its annual report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004, the Company’s management identified material weaknesses in its internal control over financial reporting within the globalization segment relating to 1) the lack of sufficient reconciliation and review controls over purchase accounting adjustments, and 2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, income tax expense and the related income tax accounts. Specifically, the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the globalization segment resulted in a failure to properly eliminate depreciation expense for an acquired entity, and the lack of sufficient reconciliation and review controls over the determination of legal entity profitability for the globalization segment resulted in the incorrect allocation of consolidated income to certain legal entities and the determination of income tax expense and the related income tax accounts within the globalization segment. As a result of these material weaknesses, management concluded in its 2004 annual report that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

      During the first quarter of 2005, the Company has implemented additional controls and procedures (discussed further below) in order to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. Although the Company believes that it has designed a process which has remediated its reported material weaknesses, it has not completed implementation and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of March 31, 2005. Based upon this conclusion, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.
      The Company believes that the actions it has taken to date, including the changes outlined below, have mitigated the material weaknesses with respect to the preparation of this quarterly report on Form 10-Q, such that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.
      (b) Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2005, management has taken the following actions listed below to remediate the material weaknesses described in the Company’s annual report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004

•	Formalized and enhanced processes and procedures for reconciling and reviewing the elimination of adjustments and entries related to purchase price adjustments for the globalization segment.

•	Formalized and enhanced processes and procedures for rolling forward balance sheet amounts from period to period to identify potential errors.

•	Implemented a more thorough and comprehensive reconciliation and review of the profitability, income tax expense and related income tax accounts associated with each legal entity in the globalization segment.

•	Implemented more thorough procedures around identification of amounts recorded in consolidation that need to be pushed down to the legal entity level.

•	Simplified the consolidation process by recording certain entries at the legal entity level, rather than as a consolidation adjustment.
      The Company believes the steps outlined above will strengthen the Company’s internal control over financial reporting and address the material weaknesses described above.
      Other than the changes discussed above, there have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits
      (a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

Date: May 10, 2005	/s/ PHILIP E. KUCERA Philip E. Kucera Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2005	/s/ C. CODY COLQUITT C. Cody Colquitt Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2005	/s/ RICHARD BAMBACH JR. Richard Bambach Jr. Vice President and Corporate Controller (Principal Accounting Officer)