Form 10-Q
period 2005-06-30
BOWNE & CO INC
filed 2005-08-08
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The Registrant had 34,088,963 shares of Common Stock outstanding as of July 29, 2005.

Form 10-Q
Item No.		Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	36

PART II
Item 4.	Submission of Matters to a Vote of Security Holders	37
Item 6.	Exhibits	38
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$205,245	$204,252
Expenses:
Cost of revenue	(129,862)	(124,702)
Selling and administrative	(51,070)	(53,699)
Depreciation	(6,551)	(6,707)
Amortization	(235)	(165)
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(1,532)	(641)

	(189,250)	(185,018)

Operating income	15,995	19,234
Interest expense	(1,308)	(2,701)
Other (expense) income, net	(200)	300

Income from continuing operations before income taxes	14,487	16,833
Income tax expense	(6,678)	(7,155)

Income from continuing operations	7,809	9,678
(Loss) income from discontinued operations, net of tax	(3,794)	1,510

Net income	$4,015	$11,188

Earnings per share from continuing operations:
Basic	$.22	$.27
Diluted	$.21	$.25
(Loss) earnings per share from discontinued operations:
Basic	$(.11)	$.04
Diluted	$(.10)	$.04
Total earnings per share:
Basic	$.11	$.31
Diluted	$.11	$.29
Dividends per share	$.055	$.055
See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$373,226	$382,336
Expenses:
Cost of revenue	(237,284)	(230,651)
Selling and administrative	(95,546)	(106,115)
Depreciation	(13,133)	(13,598)
Amortization	(470)	(330)
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(3,169)	(4,997)

	(349,602)	(354,795)

Operating income	23,624	27,541
Interest expense	(2,593)	(5,391)
Other income, net	1,162	695

Income from continuing operations before income taxes	22,193	22,845
Income tax expense	(10,160)	(9,961)

Income from continuing operations	12,033	12,884
(Loss) income from discontinued operations, net of tax	(4,100)	1,268

Net income	$7,933	$14,152

Earnings per share from continuing operations:
Basic	$.35	$.36
Diluted	$.34	$.34
(Loss) earnings per share from discontinued operations:
Basic	$(.12)	$.04
Diluted	$(.11)	$.03
Total earnings per share:
Basic	$.23	$.40
Diluted	$.23	$.37
Dividends per share	$.11	$.11
See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	June 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Net income	$4,015	$11,188
Foreign currency translation adjustment	(7,753)	(2,050)
Net unrealized losses arising from marketable securities during the period, after crediting taxes of $12 and $0 for 2005 and 2004, respectively	(19)	(1)

Comprehensive (loss) income	$(3,757)	$9,137

	Six Months Ended
	June 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Net income	$7,933	$14,152
Foreign currency translation adjustment	(15,348)	(5,680)
Net unrealized (losses) gains arising from marketable securities during the period, after (crediting) deducting taxes of ($12) and $6 for 2005 and 2004, respectively	(18)	9

Comprehensive (loss) income	$(7,433)	$8,481

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$27,988	$51,557
Marketable securities	91	20,371
Accounts receivable, less allowance for doubtful accounts of $8,922 (2005) and $9,879 (2004)	151,479	114,376
Inventories	33,590	20,559
Prepaid expenses and other current assets	26,078	28,941
Assets held for sale	233,000	79,822

Total current assets	472,226	315,626
Property, plant and equipment at cost, less accumulated depreciation of $268,867 (2005) and $269,174 (2004)	88,041	95,620
Other noncurrent assets:
Goodwill, less accumulated amortization of $9,939 (2005) and $9,990 (2004)	38,449	38,649
Intangible assets, less accumulated amortization of $1,914 (2005) and $1,444 (2004)	14,558	15,028
Deferred income taxes	7,326	6,151
Other	13,883	16,968
Assets held for sale, non-current	—	166,567

Total assets	$634,483	$654,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$200	$200
Accounts payable	33,233	32,208
Employee compensation and benefits	41,574	48,663
Accrued expenses and other obligations	31,208	39,441
Liabilities held for sale	39,621	37,093

Total current liabilities	145,836	157,605
Other liabilities:
Long-term debt — net of current portion	75,650	75,800
Deferred employee compensation and other	44,314	43,359
Liabilities held for sale, non-current	—	5,048

Total liabilities	265,800	281,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 41,754,717 shares (2005) and 41,444,817 shares (2004)	417	414
Additional paid-in capital	79,450	75,368
Retained earnings	349,645	345,448
Treasury stock, at cost, 7,684,003 shares (2005) and 7,781,468 shares (2004)	(82,650)	(85,620)
Accumulated other comprehensive income, net	21,821	37,187

Total stockholders’ equity	368,683	372,797

Total liabilities and stockholders’ equity	$634,483	$654,609

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$12,033	$12,884
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Depreciation	13,133	13,598
Amortization	470	330
Asset impairment charges	1,532	153
Gain on sale of building	—	(896)
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(68,510)	(43,667)

Net cash used in operating activities	(41,342)	(17,598)

Cash flows from investing activities:
Proceeds from the sale of marketable securities and fixed assets	20,495	71
Proceeds from the sale of building	—	6,731
Purchase of property, plant, and equipment	(7,529)	(6,873)

Net cash provided by (used in) investing activities	12,966	(71)

Cash flows from financing activities:
Proceeds from borrowings	34,000	101,468
Payment of debt	(34,150)	(91,469)
Proceeds from stock options exercised	5,877	12,481
Payment of dividends	(3,736)	(3,797)

Net cash provided by financing activities	1,991	18,683

Net cash provided by (used in) discontinued operations	2,816	(7,432)

Net decrease in cash and cash equivalents	(23,569)	(6,418)
Cash and cash equivalents, beginning of period	51,557	10,738

Cash and cash equivalents, end of period	$27,988	$4,320

Supplemental cash flow information:
Cash paid for interest from continuing operations	$2,101	$4,633

Cash paid for interest from discontinued operations	$27	$110

Net cash paid for income taxes from continuing operations	$8,159	$6,331

Net cash paid for income taxes from discontinued operations	$1,069	$2,624

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation
      The financial information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2004. The Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the globalization business as assets and liabilities held for sale in the condensed consolidated balance sheets and as discontinued operations in the statements of operations for the three and six months ended June 30, 2005 and 2004, and statements of cash flows for the six months ended June 30, 2005 and 2004, and have also been presented to reflect the reclassification of the document outsourcing business as assets and liabilities held for sale in the condensed consolidated balance sheet for December 31, 2004 and as discontinued operations in the statements of operations for the three and six months ended June 30, 2004 and statement of cash flows for the six months ended June 30, 2004. Operating results for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Note 3.	Restatement of 2004 Quarterly Financial Results
      As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004, the Company’s results for the three and six month periods ended June 30, 2004 have been restated to reflect the tax effect of corrections to intercompany adjustments related to foreign entities. While this restatement had no impact on results of operations for the full year in 2004, the impact on the 2004 second quarter and year-to-date was an increase in net income of $427 ($0.01 per share) and $131 ($0.00 per share), respectively. In addition, the 2004 results have been reclassified to exclude the discontinued globalization and outsourcing segments as discussed further in Note 4 to the Condensed Consolidated Financial Statements. A summary of the restated financial information for the three and six months ended June 30, 2004 is as follows:

			As Reclassified
	As		to Reflect
	Previously	As	Discontinued
Three Months Ended June 30, 2004	Reported	Restated	Operations

Income from continuing operations before income taxes	—	—	$16,833
Income tax expense	—	—	(7,155)

Income from continuing operations	—	—	9,678
Income before income taxes	$19,124	$19,124	—
Income from discontinued operations, net of tax	—	—	1,510
Income tax expense	(8,363)	(7,936)	—

Net income	$10,761	$11,188	$11,188

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			As Reclassified
	As		to Reflect
	Previously	As	Discontinued
Three Months Ended June 30, 2004	Reported	Restated	Operations

Earnings per share from continuing operations:
Basic	$—	$—	$.27

Diluted	$—	$—	$.25

Earnings per share from discontinued operations:
Basic	$—	$—	$.04

Diluted	$—	$—	$.04

Total earnings per share:
Basic	$.30	$.31	$.31

Diluted	$.28	$.29	$.29

			As Reclassified
	As		to Reflect
	Previously	As	Discontinued
Six Months Ended June 30, 2004	Reported	Restated	Operations

Income from continuing operations before income taxes	—	—	$22,845
Income tax expense	—	—	(9,961)

Net income from continuing operations	—	—	12,884
Income before income taxes	$26,069	$26,069	—
Income from discontinued operations, net of tax	—	—	1,268
Income tax expense	(12,048)	(11,917)	—

Net income	$14,021	$14,152	$14,152

Earnings per share from continuing operations:
Basic	$—	$—	$.36

Diluted	$—	$—	$.34

Earnings per share from discontinued operations:
Basic	$—	$—	$.04

Diluted	$—	$—	$.03

Total earnings per share:
Basic	$.39	$.40	$.40

Diluted	$.37	$.37	$.37

      Diluted earnings per share for the three and six months ended June 30, 2004 has been restated from previously reported amounts to comply with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 04-08 as discussed further in Note 9 to the Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Assets Held for Sale and Discontinued Operations
      On June 27, 2005, the Company entered into a definitive agreement to sell its globalization business, Bowne Global Solutions (BGS), to Lionbridge Technologies, Inc., (Lionbridge). In accordance with the sale agreement, the Company will receive total consideration with a value between $180 million and $198 million, consisting of $130 million in cash, and 9.4 million shares of Lionbridge common stock. If the shares issued to the Company do not have a value of $50 million at the time of closing, Lionbridge will issue a subordinated note to the Company of up to $20 million to bring the value of the shares, together with the subordinated note, to $50 million. If the shares have a value greater than $68 million, the number of shares will be reduced so that the value is no greater than $68 million. Upon consummation of the sale, the Company would be entitled to one seat on the Lionbridge Board of Directors. The Company anticipates that consummation of the sale will occur in the third quarter of 2005. Effective with the second quarter of 2005, this business is reflected as a discontinued operation in the condensed consolidated statement of operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the condensed consolidated balance sheets as assets and liabilities held for sale and consist of the following:

	June 30,	December 31,
	2005	2004

Cash and marketable securities	$13,620	$9,671
Accounts receivable, net	65,276	62,804
Prepaid expenses and other assets	3,666	7,347
Property and equipment, net	18,444	20,401
Goodwill and intangible assets, net	131,994	144,074
Other non-current assets	—	2,092

Total assets held for sale	$233,000	$246,389

Long-term debt and other short-term borrowings	$1,324	$729
Accounts payable and accrued expenses	35,202	36,364
Deferred taxes and other	3,095	3,886
Long-term debt — net of current portion	—	1,162

Total liabilities held for sale	$39,621	$42,141

      Operating results of the discontinued operations from the globalization business are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		Restated		Restated
	2005	2004	2005	2004

Revenue	$65,222	$57,442	$124,139	$112,085

Income (loss) before income tax expense	$2,021	$150	$1,576	$(1,359)
Income tax (expense) benefit	(5,815)	188	(5,676)	8

Net (loss) income	$(3,794)	$338	$(4,100)	$ (1,351)

      As a result of the Company’s decision to sell BGS, the Company recognized a deferred tax liability and tax expense of approximately $5.4 million in the second quarter of 2005 for basis differences which no longer meet the permanent reinvestment criteria of Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas.”

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 9, 2004 the Company sold its document outsourcing business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company has recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations is $3,588 and $7,654 as of June 30, 2005 and December 31, 2004, respectively. These amounts primarily relate to accrued employee compensation, which was paid in 2005, and sales tax liabilities associated with the discontinued business. The Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the document outsourcing business as a discontinued operation.
      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $636 at June 30, 2005 and $803 at December 31, 2004, which are included in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. These accruals consist primarily of the estimated remaining costs associated with leased facilities which were shut down. The payments on this accrual, net of expected payments from subleases, are expected to be made over the terms of the respective leases, the last of which expires in May 2008.

Note 5.	Sale of Marketable Securities
      During the fourth quarter of 2004, the Company purchased approximately $20.3 million of auction rate securities, as described more fully in Note 6 of the Company’s annual report on Form 10-K for the year ended December 31, 2004. During the first quarter of 2005, the Company sold all of its auction rate securities.

Note 6.	Stock Repurchase Plans
      During the fourth quarter of 2004, the Company entered into an Overnight Share Repurchase program with Bank of America and repurchased 2,530,000 shares for approximately $40.2 million. The program was completed on May 24, 2005 and the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represents the difference between the original share purchase price of $15.75 and the average volume weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program the Company effected the purchase of 2,696,161 shares at an average price of $14.85.
      During the fourth quarter of 2004, the Company’s Board of Directors authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares under this program. Through December 2006, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. The Company has repurchased 127,600 shares under this plan through August 4, 2005.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock-Based Compensation
      The Company has several stock-based employee compensation plans, which are described more fully in Note 17 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on income from continuing operations, earnings per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income, and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123 and supercedes APB Opinion No. 25. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		Restated		Restated
Income from continuing operations:
As reported	$7,809	$9,678	$12,033	$12,884
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312)	(535)	(612)	(1,079)

Pro forma income from continuing operations	$7,497	$9,143	$11,421	$11,805

As reported earnings per share from continuing operations:
Basic	$.22	$.27	$.35	$.36

Diluted	$.21	$.25	$.34	$.34

Pro forma earnings per share from continuing operations:
Basic	$.21	$.25	$.33	$.33

Diluted	$.20	$.24	$.32	$.32

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		Restated		Restated
(Loss) income from discontinued operations:
As reported	$(3,794)	$1,510	$(4,100)	$1,268
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(61)	—	(121)

Pro forma (loss) income from discontinued operations	$(3,794)	$1,449	$(4,100)	$1,147

As reported (loss) earnings per share from discontinued operations:
Basic	$(.11)	$.04	$(.12)	$.04

Diluted	$(.10)	$.04	$(.11)	$.03

Pro forma (loss) earnings per share from discontinued operations:
Basic	$(.11)	$.04	$(.12)	$.03

Diluted	$(.10)	$.04	$(.11)	$.03

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		Restated		Restated
Net income:
As reported	$4,015	$11,188	$7,933	$14,152
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(312)	(596)	(612)	(1,200)

Pro forma income	$3,703	$10,592	$7,321	$12,952

As reported earnings per share:
Basic	$.11	$.31	$.23	$.40

Diluted	$.11	$.29	$.23	$.37

Pro forma earnings per share:
Basic	$.10	$.29	$.21	$.36

Diluted	$.10	$.28	$.21	$.35

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
Stock Options from Continuing Operations	Grants	Grants	Grants	Grants

Expected dividend yield	1.6%	1.3%	1.6%	1.3%
Expected stock price volatility	33.2%	31.4%	33.2%	31.4%
Risk-free interest rate	3.8%	2.8%	3.8%	2.8%
Expected life of options	5 years	3 years	5 years	3 years
Weighted-average fair value	$3.71	$3.52	$3.71	$3.52

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
Stock Options from Discontinued Operations	Grants	Grants	Grants	Grants

Expected dividend yield	—	1.4%	—	1.4%
Expected stock price volatility	—	31.8%	—	31.8%
Risk-free interest rate	—	2.8%	—	2.8%
Expected life of options	—	3 years	—	3 years
Weighted-average fair value	—	$3.30	—	$3.30
The Company did not grant any options during the first three months of 2005 and 2004.

Note 8.	Effect of Recent Accounting Pronouncements
      In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control, if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.
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
      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended June 30, 2005 and 2004 excludes the dilutive effect of approximately 2,104,159 and 507,934 stock options, respectively, and the weighted-average diluted shares outstanding for the six months ended June 30, 2005 and 2004 excludes the dilutive effect of approximately 1,017,168 and 535,235 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-08, the weighted-average diluted shares outstanding for the three and six months ended June 30, 2005 and 2004 includes the effect of approximately 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to interest cost, net of tax, on the convertible subordinated debentures of approximately $581 for the three months ended June 30, 2005 and 2004, and approximately $1,163 for the six months ended June 30, 2005 and 2004, since the effect is dilutive to the earnings per share calculation for all periods.

	Three Months Ended
	June 30,

	2005	2004

Basic shares	34,927,068	35,977,397
Diluted shares	39,303,953	41,261,287

	Six Months Ended
	June 30,

	2005	2004

Basic shares	34,794,786	35,612,247
Diluted shares	39,342,416	40,926,346

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Inventories
      Inventories of $33,590 at June 30, 2005 included raw materials of $4,267, and work-in-process of $29,323. At December 31, 2004, inventories of $20,559 included raw materials of $3,615 and work-in-process of $16,944.

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
      During 2004, the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions, the consolidation of the Company’s fulfillment operations with the digital print facility within the financial print segment, as well as adjustments related to changes in assumptions in some previous office closings within the financial print segment. These actions resulted in restructuring, integration and asset impairment charges totaling $8,449 for the year ended December 31, 2004.
      During the first and second quarters of 2005, the Company continued to implement further cost reductions. These restructuring charges included (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) revisions to estimates of costs associated with leased facilities which were exited in prior periods, and (iii) the impairment of costs associated with the redesign of the Company’s Intranet. These actions resulted in restructuring, integration and asset impairment charges totaling $1,532 for the quarter ended June 30, 2005, and $3,169 for the six months ended June 30, 2005.
      The following information summarizes the costs incurred during the second quarter of 2005:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial printing	$13	$(15)	$—	$2	$—
Corporate/ Other	—	—	1,532	—	1,532

Total	$13	$(15)	$1,532	$2	$1,532

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2003	$1,927	$4,035	$326	$6,288
2004 Expenses	2,588	3,550	1,841	7,979
Paid in 2004	(3,406)	(2,358)	(2,140)	(7,904)

Balance at December 31, 2004	1,109	5,227	27	6,363
2005 Expenses	909	725	2	1,636
Paid in 2005	(1,056)	(891)	(29)	(1,976)

Balance at June 30, 2005	$962	$5,061	$—	$6,023

      The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2005, and the Company expects to incur total restructuring and integration charges in the full year 2005 of approximately $3 to $8 million.

Note 12.	Debt
      The components of debt at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004

Convertible subordinated debentures	$75,000	$75,000
Senior revolving credit facility	—	—
Other	850	1,000

	$75,850	$76,000

      On May 11, 2005, the Company completed its new $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. The Facility replaced the $115 million 3-year senior unsecured revolving credit facility that was scheduled to expire in July 2005. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated EBITDA (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly facility fees can range from 20 basis points to 37.5 basis points of the Facility amount, depending on the Company’s Leverage Ratio. The Facility expires in May 2010. The Company had $150 million of borrowings available under this revolving credit facility as of June 30, 2005.
      The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of June 30, 2005, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2005. The Company is not subject to any financial covenants under the convertible subordinated debentures.
      The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no outstanding balance on this credit facility as of June 30, 2005 and December 31, 2004.

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
      The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP

	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Service cost	$1,651	$1,518	$96	$168
Interest cost	1,696	1,684	351	409
Expected return on plan assets	(1,760)	(1,335)	—	—
Amortization of transition (asset) liability	(80)	(80)	25	25
Amortization of prior service cost	80	80	378	337
Amortization of actuarial loss	118	280	218	152

Net periodic cost of defined benefit plans	1,705	2,147	1,068	1,091
Union plans	103	94	—	—
Other retirement plans	380	354	—	—

Total cost	$2,188	$2,595	$1,068	$1,091

	Pension Plan		SERP

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Service cost	$3,302	$3,036	$192	$336
Interest cost	3,392	3,368	702	818
Expected return on plan assets	(3,520)	(2,670)	—	—
Amortization of transition (asset) liability	(160)	(160)	50	50
Amortization of prior service cost	160	160	756	674
Amortization of actuarial loss	236	560	436	304

Net periodic cost of defined benefit plans	3,410	4,294	2,136	2,182
Union plans	185	189	—	—
Other retirement plans	794	741	—	—

Total cost	$4,389	$5,224	$2,136	$2,182

      The Company is not required to make any contributions to its pension plan in 2005.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes
      Income tax expense for the quarter ended June 30, 2005 was $6,678 on pre-tax income from continuing operations of $14,487 compared to income tax expense of $7,155 on pre-tax income from continuing operations of $16,833 for the quarter ended June 30, 2004. Income tax expense for the six months ended June 30, 2005 was $10,160 on pre-tax income from continuing operations of $22,193, compared to income tax expense for the same period in 2004 of $9,961 on pre-tax income from continuing operations of $22,845. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 38% for all periods.
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

Note 15.	Accumulated Other Comprehensive Income
      The components of accumulated other comprehensive income are summarized as follows:

	June 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$24,729	$40,077
Minimum pension liability adjustment (net of tax effect)	(2,870)	(2,870)
Unrealized losses on marketable securities (net of tax effect)	(38)	(20)

	$21,821	$37,187

Note 16.	Segment Information
      The Company is the world’s largest financial printer. Bowne empowers clients’ information by combining superior customer service with advanced technologies to manage, repurpose and distribute that information to any audience, through any medium, in any language, anywhere in the world. The Company is also a leader in providing litigation support services to law firms and corporate law departments.
      The Company’s operations consist of two reportable business segments, financial print and litigation solutions. The services of the financial print segment are marketed throughout the world. The major services provided by each segment are as follows:

Financial Print — transactional financial printing, compliance printing, mutual fund printing, commercial printing, digital printing, and electronic delivery of personalized communications.

Litigation Solutions — consulting, electronic discovery and software solutions, including DecisionQuest®, one of the nation’s largest trial research firms.
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company announced plans to sell its globalization segment (BGS) to Lionbridge. The results from this business are not included in the segment results below. Segment information for the three months and six months ended June 30, 2004 has been reclassified to reflect this presentation.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business in November of 2004. The results from this business are not included in the segment results presented below. The results for its litigation solutions business which historically has been presented in the outsourcing segment are now reflected as a separate reportable business segment. Segment information for the three months and six months ended June 30, 2004 has been reclassified to reflect this presentation.
      Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with a joint venture investment in the Litigation Solutions segment. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on sale of building, other expenses and other income. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income.

	Three Months Ended
	June 30,

	2005	2004

		Restated
	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial print	$197,628	$194,501
Litigation solutions	7,617	9,751

	$205,245	$204,252

Segment profit:
Financial print	$28,967	$31,279
Litigation solutions	829	526
Corporate/Other (see detail below)	(7,215)	(5,399)

	22,581	26,406

Depreciation expense	$(6,551)	$(6,707)
Amortization expense	(235)	(165)
Interest expense	(1,308)	(2,701)

Income from continuing operations before income taxes	$14,487	$16,833

Corporate/Other (by type):
Shared corporate expenses	$(5,195)	$(5,754)
Other (expense) income, net	(488)	100
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(1,532)	(641)

	$(7,215)	$(5,399)

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,

	2005	2004

		Restated
	(In thousands)
	(Unaudited)
Revenue from external customers:
Financial printing	$357,552	$364,024
Litigation solutions	15,674	18,312

	$373,226	$382,336

Segment profit:
Financial printing	$49,651	$55,841
Litigation solutions	1,542	1,068
Corporate/Other (see detail below)	(12,804)	(14,745)

	38,389	42,164

Depreciation expense	$(13,133)	$(13,598)
Amortization expense	(470)	(330)
Interest expense	(2,593)	(5,391)

Income from continuing operations	$22,193	$22,845

Corporate/Other (by type):
Shared corporate expenses	$(10,273)	$(10,813)
Other income, net	638	169
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(3,169)	(4,997)

	$(12,804)	$(14,745)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)
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
      Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	fluctuations in foreign currency rates;

•	changes in air and ground delivery costs and postal rates and postal regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject and the cost of complying with these rules and regulations, including environmental and health and welfare benefit regulations;

•	changes in the rules and regulations to which the Company’s clients are subject, such as the Sarbanes-Oxley Act of 2002, which may result in decreased capital markets activity as issuers weigh enhanced liabilities against the benefits of conducting securities offerings;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.
Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including those incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.
Overview
      On June 27, 2005, the Company announced that it had entered into a definitive agreement to sell its globalization business, Bowne Global Solutions, to Lionbridge Technologies, Inc., a provider of globalization and testing services, for a total sale price with a value between $180 million and $198 million. The sale is expected to close during the third quarter of 2005. Effective with the second quarter of 2005, the globalization segment is reflected as a discontinued operation and all prior periods have been reclassified to reflect this presentation.
      The Company’s results of operations for the three and six months ended June 30, 2005 were impacted by the effects of the continuing slowdown in capital markets activity. For the quarter ended June 30, 2005, total revenue increased slightly to $205.2 million, while segment profit declined 14% to $22.6 million. For the six months ended June 30, 2005, total revenue declined 2% to $373.2 million, while segment profit decreased 9% to $38.4 million.
      The results of the Company’s two reporting segments are discussed below.

•	Financial Print. Revenue increased $3.1 million, or 1.6%, to $197.6 million and segment profit decreased $2.3 million, or 7.4%, to $29.0 million for the second quarter of 2005 as compared to the same period last year. For the first half of 2005, revenue decreased $6.5 million, or 1.8%, to $357.6 million and segment profit decreased $6.2 million, or 11.1%, to $49.7 million as compared to the same period in 2004. These results are primarily due to a 10% and 16% decrease in transactional revenue for the quarter and six months ended June 30, 2005 as compared to the same period in the prior year. Offsetting the decrease in transactional print business are increases in non-transactional revenue, which includes mutual fund and compliance revenue, for the quarter and six months ended June 30, 2005 as compared to 2004. The Company is cautious about the remainder of 2005 in Financial Print due to the continuing decline in overall transactional filings in 2005.

•	Litigation Solutions. Revenue decreased $2.1 million and $2.6 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. Segment profit increased $0.3 million and $0.5 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004.
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business in November of 2004. The results for the three and six months ended June 30, 2004 have been reclassified to reflect this business as a discontinued operation and the results for the litigation support services business which historically has been presented in the outsourcing segment are now presented as a separate reportable segment.
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

      The following tables summarize the amounts incurred for restructuring, integration and asset impairment charges for each operating unit for the quarter and six months ended June 30, 2005 and 2004:

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Financial Print	$—	$583	$942	$4,076
Litigation Solutions	—	28	11	28
Corporate/ Other	1,532	30	2,216	893

Total	$1,532	$641	$3,169	$4,997
After-tax impact	$942	$406	$1,996	$3,148
Per share impact	$0.02	$0.01	$0.05	$0.08
      The charges taken in the three and six months ended June 30, 2005 reflect (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) revisions to estimates of costs associated with leased facilities which were exited in prior periods, and (iii) the impairment of costs associated with the redesign of the Company’s Intranet. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.
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
      Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (losses) associated with a joint venture investment in the Litigation Solutions segment. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on sale of building, other expenses and other income. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/ Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

Financial Print

	Quarters Ended June 30,
					Quarter Over Quarter
		% of		% of
Financial Print Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$65,295	33%	$72,217	37%	$(6,922)	(10)%
Compliance reporting	62,579	32	57,989	30	4,590	8
Mutual funds	45,797	23	42,945	22	2,852	7
Commercial	12,425	6	10,981	6	1,444	13
Other	11,532	6	10,369	5	1,163	11

Total revenue	197,628	100	194,501	100	3,127	2
Cost of revenue	(123,635)	(63)	(116,837)	(60)	(6,798)	6

Gross margin	73,993	37	77,664	40	(3,671)	(5)
Selling and administrative	(45,026)	(23)	(46,385)	(24)	1,359	(3)

Segment profit	$28,967	14%	$31,279	16%	(2,312)	(7)%

Other Items:
Depreciation	$(6,080)	(3)%	$(6,028)	(3)%	$(52)	1%
Restructuring, integration and asset impairment charges	—	—	(583)	(0)	583	(100)
Gain on sale of building	—	—	896	0	(896)	(100)
      Financial Print revenue increased 2% for the quarter ended June 30, 2005, with the largest class of service in this segment, transactional financial printing, down 10% as compared to 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of Securities and Exchange Commission filings, which also declined year over year. Partially offsetting the decrease in transactional printing revenue was the increase in revenue generated from non-transactional printing services.
      Revenue from the international markets increased 38% to approximately $41,146 for the quarter ended June 30, 2005, as compared to $29,709 for the quarter ended June 30, 2004. This increase is primarily due to increases in transactional and compliance revenue from Europe, Canada, and Asia. The increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 32% for the quarter ended June 30, 2005 compared to 2004.
      Compliance reporting revenue increased 8% compared to last year’s second quarter due in part to the new Securities and Exchange Commission regulations and more extensive disclosure requirements. Mutual fund services revenue increased 7% and commercial revenue increased 13% for the quarter ended June 30, 2005, which is primarily due to the addition of several new clients and additional work from existing clients.
      Other revenue increased 11% for the quarter ended June 30, 2005, compared to the same period in 2004. This increase resulted from increases in fulfillment services compared to last year’s second quarter.
      Gross margin of the financial print segment decreased by 5%, and the margin percentage decreased by approximately three percentage points to 37%. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work (mutual fund, commercial, other) also impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.

      Selling and administrative expenses decreased 3%. This decrease is primarily due to reductions in incentive compensation expense and certain variable administrative expenses. As a percent of revenue, selling and administrative expenses decreased approximately one percentage point to 23% for the quarter ended June 30, 2005 as compared to the same period in the prior year.
      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the second quarter of 2004, the Company incurred costs associated with the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility totaling $583. There were no restructuring and asset impairment charges related to the financial print segment in the second quarter of 2005.
      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California during the third quarter of 2004.
      Segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment decreased 7% for the quarter ended June 30, 2005 compared to 2004. The decrease in segment profit is primarily a result of the decreased transactional print revenues in 2005. Segment profit as a percentage of revenue decreased approximately two percentage points from 2004 to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Litigation Solutions

	Quarters Ended June 30,
					Quarter Over Quarter
		% of		% of
Litigation Solutions Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$7,617	100%	$9,751	100%	$(2,134)	(22)%
Cost of revenue	(6,227)	(82)	(7,834)	(80)	1,607	(21)

Gross margin	1,390	18	1,917	20	(527)	(27)
Selling and administrative	(850)	(11)	(1,591)	(17)	741	(47)
Other income	289	4	200	2	89	44

Segment profit	$829	11%	$526	5%	$303	58%

Other Items:
Depreciation	$(143)	(2)%	$(212)	(2)%	$69	(33)%
Restructuring, integration and asset impairment charges	—	—	(28)	(0)	28	(100)
      Revenue decreased 22% and gross margin decreased 27% for the quarter ended June 30, 2005 as compared to the same period in 2004. The gross margin percentage decreased two percentage points to approximately 18% for the quarter ended June 30, 2005. The decline in revenue and gross margin is due to a decrease in higher margin transactional consulting services revenue in 2005, partially offset by an increase in lower margin graphics services revenue. In addition, a large consulting project was completed in June 2004 and this revenue has not been replaced during 2005.
      Selling and administrative expenses decreased 47%, while decreasing six percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to lower headcount, as well as a reduction in rent expense and discretionary spending. Also contributing to the decrease in 2005 as compared to 2004 was a decrease in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to a large marketing and promotional campaign. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses), and certain variable administrative expenses.

      Other income increased 44% primarily related to the increase in income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the quarter ended June 30, 2005 as compared to 2004.
      As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment increased $303 for the quarter ended June 30, 2005 compared to the same period in 2004. Segment profit as a percentage of revenue increased six percentage points to 11% for the quarter ended June 30, 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before taxes.

Summary
      Overall revenue increased slightly by $993, to $205,245 for the quarter ended June 30, 2005. The slight increase is attributed to the increase in financial printing, specifically non-transactional financial printing, and was offset by the decrease in revenue from the litigation solutions segment for the quarter ended June 30, 2005 as compared to 2004. There was a $4,167, or 6%, decrease in gross margin, and the gross margin percentage decreased approximately two percentage points to 37%. This decrease in gross margin percentage was primarily attributable to the impact of lower transactional financial printing activity, which historically is the most profitable class of service within the financial print segment.
      Selling and administrative expenses on a company-wide basis decreased by $2,629, or 5%. This decrease is due to a combination of lower incentive compensation expense in the financial print segment, and lower labor costs, rent expense, marketing costs and discretionary spending in the litigations solutions segment, and the Company’s continual effort to manage expenses. Shared corporate expenses were $5,195 in the quarter ended June 30, 2005 compared to $5,754 in the same period in 2004, a decrease of $559, primarily due to a decreases in incentive compensation expense and recruiting fees in 2005 as compared to 2004. As a percentage of revenue, overall selling and administrative expenses decreased by approximately one percentage point, to 25% for the quarter ended June 30, 2005.
      Depreciation decreased slightly by $156 or 2%, primarily as a result of reduced capital expenditures in recent years.
      There were $1,532 in restructuring, integration, and asset impairment charges for the quarter ended June 30, 2005, as compared to $641 in the quarter ended June 30, 2004, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      The gain on the sale of building of $896 for the quarter ended June 30, 2004 relates to the sale of the Company’s financial print facility in Dominguez Hills, California in May 2004. The Company relocated to a new leased facility in Southern California in September 2004.
      Interest expense decreased $1,393, a 52% decrease, primarily as a result of the early retirement of the Company’s senior notes in December 2004, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Interest expense related to these notes was approximately $1.2 million for the quarter ended June 30, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs for the quarter ended June 30, 2005 as compared to 2004, which is also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility during the quarter ended June 30, 2005.
      Income tax expense for the quarter ended June 30, 2005 was $6,678 on pre-tax income from continuing operations of $14,487, compared to income tax expense in 2004 of $7,155 on pre-tax income from continuing operations of $16,833. The effective overall income tax rate was impacted by lower pre-tax income in 2005 as compared to higher pre-tax income in 2004. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 38%.
      Loss from discontinued operations, net of tax for the quarter ended June 30, 2005 was $3,794 and consists of the results of the discontinued globalization business as compared to income from discontinued operations of $1,510 for the quarter ended June 30, 2004, which includes the results of the discontinued globalization and outsourcing businesses. The 2005 results from discontinued operations include certain costs related to the sale of the globalization segment, including a $5.4 million tax charge to record deferred income taxes related to basis differences which no longer meet the permanent reinvestment criteria of Accounting Principles Board Opinion No. 23.
      As a result of the foregoing, net income for the quarter ended June 30, 2005 was $4,015 as compared to $11,188 for the same period of 2004.

Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. Both of the Company’s segments have operations in the United States. The Company’s international operations are derived from its financial print segment. United States and foreign components of income from continuing operations before income taxes for the quarters ended June 30, 2005 and 2004 are as follows:

	Quarters Ended
	June 30,

	2005	2004

United States	$9,283	$15,536
Foreign	5,204	1,297

Income from continuing operations before taxes	$14,487	$16,833

      Foreign pre-tax income from continuing operations improved significantly in the quarter ended June 30, 2005, compared to the same period in 2004. This increase is primarily due to increases in transactional and compliance revenue from Europe, Canada and Asia. In addition, the foreign results for the quarter ended June 30, 2004 included approximately $.4 million of restructuring charges, which were primarily related to changes in prior assumptions regarding the subleasing of a portion of the London financial print facility and headcount reductions at the Paris financial print facility. There were no restructuring charges included in the foreign results for the quarter ended June 30, 2005. The decrease in domestic pre-tax income from continuing operations is primarily due to the decrease in transactional print revenue within the financial print segment for the quarter ended June 30, 2005 as compared to 2004. The domestic results for the quarter ended June 30, 2005 included approximately $1.5 million in restructuring charges, integration costs and asset impairment charges related to the impairment of costs associated with the redesign of the Company’s Intranet. The domestic results for the quarter ended June 30, 2004 included approximately $.2 million of restructuring charges consisting of the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility within the financial print segment.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Financial Print

	Six Months Ended June 30,
					Period Over Period
		% of		% of
Financial Print Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$117,322	33%	$138,943	38%	$(21,621)	(16)%
Compliance reporting	106,610	30	102,383	28	4,227	4
Mutual funds	84,138	24	78,486	22	5,652	7
Commercial	22,537	6	19,555	5	2,982	15
Other	26,945	7	24,657	7	2,288	9

Total revenue	357,552	100	364,024	100	(6,472)	(2)
Cost of revenue	(224,768)	(63)	(215,991)	(60)	(8,777)	4

Gross margin	132,784	37	148,033	40	(15,249)	(10)
Selling and administrative	(83,133)	(23)	(92,192)	(25)	9,059	(10)

Segment profit	$49,651	14%	$55,841	15%	(6,190)	(11)%

Other Items:
Depreciation	$(12,136)	(3)%	$(12,307)	(3)%	$171	(1)%
Restructuring, integration and asset impairment charges	(942)	(0)	(4,076)	(1)	3,134	(77)
Gain on sale of building	—	—	896	0	(896)	(100)
      Financial Print revenue decreased 2% for the six months ended June 30, 2005, with the largest class of service in this segment, transactional financial printing, down 16% as compared to 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of Securities and Exchange Commission filings, which also declined year over year. Partially offsetting the decrease in transactional printing revenue was the increase in revenue generated from non-transactional printing services.
      Revenue from the international markets increased 26% to approximately $64,498 for the six months ended June 30, 2005, as compared to $51,122 for the six months ended June 30, 2004. This increase is primarily due to increases in transactional and compliance revenue from Europe, Canada and Asia. The increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 19% for the six months ended June 30, 2005 compared to 2004.
      Compliance reporting revenue increased 4% for the six months ended June 30, 2005 as compared to the prior year due in part to the new Securities and Exchange Commission regulations and more extensive disclosure requirements. Mutual fund services revenue increased 7% and commercial revenue increased 15% for the six months ended June 30, 2005, which is primarily due to the addition of several new clients and additional work from existing clients.
      Other revenue increased 9% for the six months ended June 30, 2005, compared to the same period in 2004. This increase resulted primarily from increases in fulfillment services compared to the same period in 2004.
      Gross margin of the financial print segment decreased by 10%, and the gross margin as a percentage of revenue decreased by approximately three percentage points to 37%. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work (mutual fund, commercial, other) also impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.
      Selling and administrative expenses decreased 10%. This decrease is primarily due to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the decrease in selling and administrative costs was the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. As a percent of revenue, selling and administrative expenses decreased approximately two percentage points to 23% for the six months ended June 30, 2005 as compared to the same period in the prior year.
      The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the first half of 2005, the Company incurred additional restructuring charges within its financial print segment related to changes in the previous assumptions associated with the subleasing of a portion of the London financial print facility, and headcount reductions related to the continued consolidation of the Company’s fulfillment operations with its digital print facility which began during 2004, as well as the reduction of certain administrative positions which will not be replaced. Total restructuring and asset impairment charges related to the financial print segment for the six months ended June 30, 2005 were $942 compared to $4,076 for the same period in 2004.
      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California during the third quarter of 2004.
      Segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment decreased 11% for the six months ended June 30, 2005 compared to 2004. The decrease in segment profit is primarily a result of the decreased transactional print revenues in 2005. Segment profit as a percentage of revenue decreased approximately one percentage point from 2004 to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Litigation Solutions

	Six Months Ended June 30,
					Period Over Period
		% of		% of
Litigation Solutions Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$15,674	100%	$18,311	100%	$(2,637)	(14)%
Cost of revenue	(12,514)	(80)	(14,583)	(80)	2,069	(14)

Gross margin	3,160	20	3,728	20	(568)	(15)
Selling and administrative	(2,142)	(14)	(3,188)	(17)	1,046	(33)
Other income	524	4	527	3	(3)	(1)

Segment profit	$1,542	10%	$1,067	6%	$475	44%

Other Items:
Depreciation	$(340)	(2)%	$(421)	(2)%	$81	(19)%
Restructuring, integration and asset impairment charges	(11)	(0)	(28)	(0)	17	(61)
      Revenue decreased 14% and gross margin decreased 15% for the six months ended June 30, 2005 as compared to the same period in 2004. The gross margin as a percentage of revenue remained constant at approximately 20% for the six months ended June 30, 2005. The decline in revenue is due to a decrease in higher margin transactional consulting services revenue in 2005, partially offset by an increase in lower margin graphics services revenue. In addition, a large consulting project was completed in June 2004 and this revenue has not been replaced during 2005. Gross margin was positively impacted during 2005 by improved utilization of courtroom technologists.

      Selling and administrative expenses decreased 33%, while decreasing three percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to lower headcount, as well as a reduction in rent expense and discretionary spending. Also contributing to the decreased expenses in 2005 as compared to 2004 was a decrease in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to a large marketing and promotional campaign. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses), and certain variable administrative expenses.
      Other income remained relatively constant in 2005 as compared to 2004 and is primarily related to the income from the Company’s equity share of income associated with the CaseSoft joint venture investment.
      As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment increased $475 for the six months ended June 30, 2005 compared to the same period in 2004. Segment profit as a percentage of revenue increased four percentage points to 10% for the six months ended June 30, 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before taxes.

Summary
      Overall revenue decreased by $9,110, or 2%, to $373,226 for the six months ended June 30, 2005. This decrease is primarily attributed to the decrease in financial printing, specifically transactional financial printing and was offset slightly by the increase in revenue from non-transactional financial print revenue. Also contributing to the decrease in revenue for the six months ended June 30, 2005 as compared to 2004 was a decrease in the revenue from the litigation solutions segment for the six months ended June 30, 2005 as compared to 2004. There was a $15,743, or 10% decrease in gross margin, and the gross margin as a percentage of revenue decreased approximately four percentage points to 36%. This decrease in gross margin percentage was primarily attributable to the impact of lower transactional financial printing activity, which historically is the most profitable class of service within the financial print segment.
      Selling and administrative expenses on a company-wide basis decreased by $10,569, or 10%. This decrease is due primarily to the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, the collection of previously written off account receivables, lower labor costs, rent expense, marketing costs and discretionary spending in the litigations solutions business, and the Company’s continual effort to manage expenses. Shared corporate expenses were $10,273 in the six months ended June 30, 2005 compared to $10,813 in the same period in 2004, a decrease of $540. This decrease is primarily due to decreases in incentive compensation and recruiting fees. As a percentage of revenue, overall selling and administrative expenses decreased by approximately two percentage points, to 26% for the six months ended June 30, 2005.
      Depreciation decreased by $465 or 3%, primarily as a result of reduced capital expenditures in recent years.
      There were $3,169 in restructuring, integration, and asset impairment charges for the six months ended June 30, 2005, as compared to $4,997 in the six months ended June 30, 2004, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      The gain on the sale of building of $896 for the six months ended June 30, 2004 relates to the sale of the Company’s financial print facility in Dominguez Hills, California in May 2004. The Company relocated to a new leased facility in Southern California in September 2004.
      Interest expense decreased $2,798, a 52% decrease, primarily as a result of the early retirement of the Company’s senior notes in December 2004, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Interest expense related to these notes was approximately $2.3 million for the quarter ended June 30, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs for the six months ended June 30, 2005 as compared to 2004, also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility during the six months ended June 30, 2005 as compared to the same period last year.
      Income tax expense for the six months ended June 30, 2005 was $10,160 on pre-tax income from continuing operations of $22,193, compared to income tax expense in 2004 of $9,961 on pre-tax income from continuing operations of $22,845. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 38%.
      Loss from discontinued operations, net of tax for the six months ended June 30, 2005 was $4,100 and consists of the results of the discontinued globalization business as compared to income from discontinued operations of $1,268 for the six months ended June 30, 2004, which includes the results of the discontinued globalization and outsourcing businesses. The 2005 results from discontinued operations include certain costs related to the sale of the globalization segment, including a $5.4 million tax charge to record deferred income taxes related to basis differences which no longer meet the permanent reinvestment criteria of Accounting Principles Board Opinion No. 23.
      As a result of the foregoing, net income for the six months ended June 30, 2005 was $7,933 as compared to $14,152 for the same period of 2004.

Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. Both of the Company’s segments have operations in the United States. The Company’s international operations are derived from its financial print segment. United States and foreign components of income from continuing operations before income taxes for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended
	June 30,

	2005	2004

United States	$15,710	$22,423
Foreign	6,483	422

Income from continuing operations before taxes	$22,193	$22,845

      Foreign pre-tax income from continuing operations improved significantly in the first half of 2005 compared to the same period in 2004. This increase is primarily due to increases in transactional and compliance revenue from Europe, Canada and Asia. In addition the foreign results for the six months ended June 30, 2004 included approximately $1.0 million of restructuring charges, which were primarily related to headcount reductions at the financial print facilities in Paris and Canada. The foreign results for the six months ended June 30, 2005 included approximately $.6 million of restructuring charges, which were primarily related to changes in the previous assumptions associated with the subleasing of a portion of the London financial print facility. The decrease in domestic pre-tax income from continuing operations is primarily due to the decrease in transactional print revenue within the financial print segment for the first half of 2005 as compared to 2004. The domestic results for the six months ended June 30, 2005 included approximately $2.6 million in restructuring charges, integration costs and asset impairment charges related primarily to the impairment of costs associated with the redesign of the Company’s Intranet, and the reduction of headcount in certain corporate management and administrative functions that will not be replaced. The domestic results for the six months ended June 30, 2004 included approximately $4.0 million of restructuring charges consisting of the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility within the financial print segment.

Liquidity and Capital Resources

	Six Months Ended
	June 30,

Liquidity and Cash Flow Information:	2005	2004

Working capital	$326,390	$146,698
Current ratio	3.24 to 1	1.84 to 1
Net cash used in operating activities	$(41,342)	$(17,598)
Net cash provided by (used in) investing activities	$12,966	$(71)
Net cash provided by financing activities	$1,991	$18,683
Net cash provided by (used in) discontinued operations	$2,816	$(7,432)
Capital expenditures	$7,529	$6,873
Average days sales outstanding	66	64
      Overall working capital increased approximately $179.7 million at June 30, 2005 as compared to the same period in 2004. The increase in working capital results from several factors. The primary reason for the increase in working capital as of June 30, 2005 as compared to June 30, 2004 is because the assets of the discontinued globalization segment are reflected as current assets held for sale as of June 30, 2005 due to the expected close of the sale during the third quarter of 2005. In 2004 the assets of the discontinued businesses are segregated between current and non-current assets held for sale. The fluctuation in current assets held for sale as of June 30, 2005 as compared to June 30, 2004 is approximately $113.1 million. Also contributing to the increase in working capital is an increase of approximately $23.7 million in cash and marketable securities as of June 30, 2005 as compared to June 30, 2004, and increases in accounts receivable and inventory of approximately $7.0 million and $8.1 million, respectively, as of June 30, 2005 as compared to 2004. In addition, accounts payable and accrued liabilities decreased approximately $10.6 million primarily related to a decrease in accrued compensation and benefits of approximately $10.3 million largely in connection with the decrease in current accrued pension costs resulting from the significant amount of pension contributions made during 2004, a decrease in current accrued supplemental executive retirement plan (SERP) expenses in 2005, and a decrease in accrued expenses associated with the decreased revenue and profitability of the financial print segment (including accrued commissions and bonuses) for the six months ended June 30, 2005 as compared to 2004. Also, current liabilities held for sale decreased approximately $18.5 million as of June 30, 2005 as compared to June 30, 2004.
      During the fourth quarter of 2004, the Company’s Board of Directors authorized an open market stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares under this program. Through December 2006, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. The Company has repurchased 127,600 shares under this plan through August 4, 2005.
      The Company had all of the borrowings available under its new $150 million unsecured revolving credit facility as of June 30, 2005, as described further in Note 12 to the Condensed Consolidated Financial Statements. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of June 30, 2005.
      It is expected that the cash generated from operations, working capital, proceeds from the expected sale of BGS, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

      Capital expenditures for the six months ended June 30, 2005 were $7,529. For the full year 2005, the Company plans capital spending of approximately $20 million.
Cash Flows
      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding increased to 66 days from 64 days for the six months ended June 30, 2005 as compared to the same period last year. The Company had net cash used in operating activities of $41,342 and $17,598 for the six months ended June 30, 2005 and 2004, respectively. The increase in net cash used in operating activities in the first half of 2005 as compared to 2004 is primarily attributable to the larger amount of bonuses and commissions paid during the six months ended 2005 as compared to 2004. Also contributing to the increase in cash used in operating activities was the increase in cash used to pay income taxes, and an increase in work-in-process inventory in 2005. Offsetting these increases was a decrease in the change in accounts receivable for the six months ended June 30, 2005 as compared to June 30, 2004. The Company had income from continuing operations of $12,033 in the six months ended June 30, 2005 as compared to income from continuing operations of $12,884 for the same period in 2004. Overall, cash used in operating activities increased by approximately $23.7 million from 2004 to 2005.
      Net cash provided by investing activities was $12,966 for the six months ended June 30, 2005 as compared to net cash used in investing activities for the six months ended June 30, 2004 of $71. The change from 2004 to 2005 was primarily the result of $20,280 received from the sale of marketable securities during the six months ended June 30, 2005 as compared to the receipt of $6,731 related to the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004. Offsetting the increase in cash provided by investing activities was a slight increase in cash used in the acquisition of property, plant and equipment during the first half of 2005 as compared to the prior year.
      Net cash provided by financing activities was $1,991 and $18,683 for the six months ended June 30, 2005 and 2004, respectively. The change in 2005 compared to 2004 primarily resulted from net payments of debt in 2005 of approximately $150, as compared to net borrowings of $9,999 in 2004, and proceeds from stock option exercises of $5,877 in 2005 as compared to $12,481 in 2004.
      Net cash provided by discontinued operations was $2,816 as compared to cash used in discontinued operations of $7,432 for the six months ended June 30, 2005 and 2004, respectively. The cash provided by discontinued operations for the six months ended June 30, 2005 primarily represents cash provided by the operations of the discontinued globalization business, offset by the payment of accrued expenses (primarily employee compensation and benefits) related to the sale of the Company’s document outsourcing business in November 2004. The cash used in discontinued operations in 2004 primarily represents cash used in the operations of the discontinued outsourcing and globalization businesses during the first half of 2004.
2005 Outlook
      The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets, and regulatory approval of the sale of the Company’s globalization business. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 2.
      The guidance for the full year 2005 results has been changed from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2004, and Form 10-Q for the quarter ended March 31, 2005. The changes in the outlook reflect the removal of the results of BGS operations from continuing operations, and the Financial Print and Litigation Solutions businesses have lowered and narrowed their revenue and segment profit projections and the range of corporate spending has been narrowed. The outlook also excludes the effect of potential dilution from the Convertible Subordinated

Debentures and the impact from any future purchases under the Company’s share repurchase program. The Company now estimates that full year 2005 results will be in the ranges shown below.

	Previous Full	Current Full
	Year 2005 Outlook	Year 2005 Outlook

Revenue:	$900 million to $1.0 billion	$650 to $695 million
Financial Print	$640 to $715 million	$620 to $660 million
Globalization	$225 to $265 million	—
Litigation Solutions	$40 to $50 million	$30 to $35 million
Segment Profit:
Financial Print	$70 to $95 million	$65 to $75 million
Globalization	$19 to $24 million	—
Litigation Solutions	$5 to $8 million	$3 to $5 million
Corporate/ Other:
Corporate Spending	$(17) to $(23) million	$(17) to $(21) million
Restructuring charges	$(3) to $(8) million	$(3) to $(8) million
Depreciation and amortization	$35 million	$28 million
Interest expense	$5.5 million	$5.5 million
Diluted earnings from continuing operations per share	$0.50 to $1.00	$0.14 to $0.33
Diluted earnings from continuing operations per share, excluding restructuring charges	$0.60 to $1.08	—
Diluted earnings per share from continuing operations, excluding restructuring charges, adjusted for the sale of the globalization business	$0.35 to $0.72	$0.30 to $0.40
Diluted shares	35.1 million shares	35.2 million shares
Capital expenditures	$25 million	$20 million
Recent Accounting Pronouncements
      In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the entity’s control, if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this standard on its financial statements.
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
      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. As discussed in Note 12 to the Condensed Consolidated Financial Statements, the Company entered into a new five-year $150 million senior unsecured revolving credit facility which replaced the $115 million three-year unsecured revolving credit facility that was scheduled to expire in July 2005. Borrowings under the new revolving credit facility bear interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the six months ended June 30, 2005 there was a minimal average outstanding balance under the revolving credit facility and there was no outstanding balance as of June 30, 2005, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the six months ended June 30, 2005.
Foreign Exchange Rates
      The Company derives a portion of its revenues from various foreign sources. The Company’s discontinued globalization segment is impacted by foreign currency fluctuations since its labor costs are predominantly denominated in foreign currencies, while a significant portion of its revenue is denominated in U.S. dollars. This is somewhat mitigated by the fact that revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of ($15,348) and ($5,680) in its Condensed Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30,

2005 and 2004, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.
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
      During the six months ended June 30, 2005, the Company has implemented additional controls and procedures (discussed further below) in order to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. Furthermore, the Company announced on June 27, 2005 that it has entered into a definitive agreement to sell its globalization business, which is expected to close during the third quarter of 2005. Effective with the second quarter of 2005, the globalization business is reflected as a discontinued operation in the Condensed Consolidated Statement of Operations. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. Although the Company believes that it has designed a process which has remediated its reported material weaknesses, it has not completed implementation and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses within the globalization segment have been effectively remediated as of June 30, 2005. Based upon this conclusion, the Company’s Chief Executive

Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.
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
      (b) Changes in Internal Control Over Financial Reporting. During the six months ended June 30, 2005, management has taken the following actions listed below to remediate the material weaknesses described in the Company’s annual report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004

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
      The Company believes the steps outlined above and the expected sale of the globalization segment will strengthen the Company’s internal control over financial reporting and address the material weaknesses described above.
      During the second quarter of 2005, the Company began implementing new modules to its enterprise financial reporting system relating to purchase orders and fixed assets. The Company expects to complete the implementation of these new modules during 2006. The Company believes these new modules will enhance its financial information systems and internal controls over financial reporting.
      Other than the changes discussed above, there have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
      At the Company’s Annual Meeting of Shareholders held on May 26, 2005, the following actions were taken:

1. Election of Directors

		Votes Against/Withheld/
Nominee	Votes for	Abstentions

Philip E. Kucera	31,494,114	413,875
H. Marshall Schwarz	31,402,224	505,765
David J. Shea	31,474,655	433,334
Wendell M. Smith	31,491,631	416,358

2. To ratify the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2005.

Votes for	Votes Against/ Withheld	Abstentions/ Broker Non-Votes

31,701,085	168,859	38,045

Item 6.	Exhibits
      (a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer

31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer

32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/ PHILIP E. KUCERA

Philip E. Kucera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2005

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 8, 2005

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: August 8, 2005