Form 10-Q
period 2005-09-30
BOWNE & CO INC
filed 2005-11-08
CIK 13610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The Registrant had 32,595,945 shares of Common Stock outstanding as of October 31, 2005.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39

PART II
Item 6.	Exhibits	40
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$159,359	$138,353
Expenses:
Cost of revenue	(107,185)	(92,688)
Selling and administrative	(46,606)	(43,724)
Depreciation	(5,876)	(6,712)
Amortization	(235)	(165)
Restructuring charges, integration costs and asset impairment charges	(3,692)	(789)

	(163,594)	(144,078)

Operating loss	(4,235)	(5,725)
Interest expense	(1,200)	(2,594)
Other income, net	154	173

Loss from continuing operations before income taxes	(5,281)	(8,146)
Income tax benefit	1,456	2,846

Loss from continuing operations	(3,825)	(5,300)
Discontinued operations:
Gain on sale of discontinued operations, net of tax	3,426	—
Income (loss) from discontinued operations, net of tax	4,922	(1,160)

Income (loss) from discontinued operations	8,348	(1,160)

Net income (loss)	$4,523	$(6,460)

Loss per share from continuing operations:
Basic	$(.11)	$(.15)
Diluted	$(.11)	$(.15)
Earnings (loss) per share from discontinued operations:
Basic	$.24	$(.03)
Diluted	$.24	$(.03)
Total earnings (loss) per share:
Basic	$.13	$(.18)
Diluted	$.13	$(.18)
Dividends per share	$.055	$.055
See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands, except
	per share amounts)
Revenue	$532,585	$520,689
Expenses:
Cost of revenue	(344,469)	(323,339)
Selling and administrative	(142,152)	(149,839)
Depreciation	(19,009)	(20,310)
Amortization	(705)	(495)
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(6,861)	(5,786)

	(513,196)	(498,873)

Operating income	19,389	21,816
Interest expense	(3,793)	(7,985)
Other income, net	1,316	868

Income from continuing operations before income taxes	16,912	14,699
Income tax expense	(8,704)	(7,115)

Income from continuing operations	8,208	7,584
Discontinued operations:
Gain on sale of discontinued operations, net of tax	3,426	—
Income from discontinued operations, net of tax	822	108

Income from discontinued operations	4,248	108

Net income	$12,456	$7,692

Earnings per share from continuing operations:
Basic	$.24	$.21
Diluted	$.23	$.21
Earnings per share from discontinued operations:
Basic	$.12	$.00
Diluted	$.12	$.00
Total earnings per share:
Basic	$.36	$.21
Diluted	$.35	$.21
Dividends per share	$.165	$.165
See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Net income (loss)	$4,523	$(6,460)
Foreign currency translation adjustment	3,105	4,064
Net unrealized gain (loss) arising from marketable securities during the period, after deducting taxes of $61 for 2005 and crediting taxes of $2 for 2004	91	(3)

Comprehensive income (loss)	$7,719	$(2,399)

	Nine Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Net income	$12,456	$7,692
Foreign currency translation adjustment	(12,243)	(1,616)
Net unrealized gains arising from marketable securities during the period, after deducting taxes of $49 and $4 for 2005 and 2004, respectively	73	6

Comprehensive income	$286	$6,082

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$78,349	$51,557
Marketable securities, current	67,113	20,371
Accounts receivable, less allowance for doubtful accounts of $9,432 (2005) and $9,879 (2004)	133,247	114,376
Inventories	27,915	20,559
Prepaid expenses and other current assets	28,418	28,941
Assets held for sale	—	79,822

Total current assets	335,042	315,626
Property, plant and equipment at cost, less accumulated depreciation of $274,776 (2005) and $269,174 (2004)	89,045	95,620
Other noncurrent assets:
Marketable securities, noncurrent	63,450	—
Goodwill	36,550	38,649
Intangible assets, less accumulated amortization of $2,149 (2005) and $1,444 (2004)	14,323	15,028
Deferred income taxes	7,915	6,151
Other	13,859	16,968
Assets held for sale	—	166,567

Total assets	$560,184	$654,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$200	$200
Accounts payable	27,892	32,208
Employee compensation and benefits	38,341	48,663
Accrued expenses and other obligations	43,258	39,441
Liabilities held for sale	—	37,093

Total current liabilities	109,691	157,605
Other liabilities:
Long-term debt — net of current portion	75,600	75,800
Deferred employee compensation and other	38,995	43,359
Liabilities held for sale	—	5,048

Total liabilities	224,286	281,812

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01
Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding, 41,860,717 shares (2005) and 41,444,817 shares (2004)	418	414
Additional paid-in capital	81,271	75,368
Retained earnings	352,293	345,448
Treasury stock, at cost, 8,964,853 shares (2005) and 7,781,468 shares (2004)	(100,484)	(85,620)
Accumulated other comprehensive income, net	2,400	37,187

Total stockholders’ equity	335,898	372,797

Total liabilities and stockholders’ equity	$560,184	$654,609

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Income from continuing operations	$8,208	$7,584
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	19,009	20,310
Amortization	705	495
Asset impairment charges	4,723	153
Gain on sale of building	—	(896)
Changes in other assets and liabilities, net of discontinued operations and certain non-cash transactions	(43,018)	(22,678)

Net cash (used in) provided by operating activities	(10,373)	4,968

Cash flows from investing activities:
Proceeds from the sale of subsidiary, net of costs and marketable securities received	120,218	—
Proceeds from the sale of marketable securities and other	20,510	122
Proceeds from the sale of building, net	—	6,731
Purchase of marketable securities	(67,000)	—
Purchase of property, plant, and equipment	(14,594)	(13,275)

Net cash provided by (used in) investing activities	59,134	(6,422)

Cash flows from financing activities:
Proceeds from borrowings	34,000	128,229
Payment of debt	(34,200)	(131,229)
Proceeds from stock options exercised	7,455	18,503
Purchase of treasury stock	(18,122)	—
Payment of dividends	(5,611)	(5,762)

Net cash (used in) provided by financing activities	(16,478)	9,741

Net cash used in discontinued operations	(5,491)	(10,817)

Net increase (decrease) in cash and cash equivalents	26,792	(2,530)
Cash and cash equivalents, beginning of period	51,557	10,738

Cash and cash equivalents, end of period	$78,349	$8,208

Supplemental cash flow information:
Cash paid for interest from continuing operations	$2,159	$7,102

Cash paid for interest from discontinued operations	$51	$180

Net cash paid for income taxes from continuing operations	$8,879	$6,498

Net cash paid for income taxes from discontinued operations	$1,471	$3,180

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation
      The financial information as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K and Consolidated Financial Statements for the year ended December 31, 2004. The Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the globalization business as assets and liabilities held for sale in the Condensed Consolidated Balance Sheet for December 31, 2004, and as discontinued operations in the Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and have also been presented to reflect the reclassification of the document outsourcing business as discontinued operations in the Statements of Operations for the three and nine months ended September 30, 2004 and statement of cash flows for the nine months ended September 30, 2004. Operating results for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full year.

Note 2.	Reclassifications
      Certain prior year amounts have been reclassified to conform to the 2005 presentation.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Restatement of 2004 Quarterly Financial Results
      As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s results for the three and nine month periods ended September 30, 2004 have been restated to reflect the tax effect of corrections to intercompany adjustments related to foreign entities within the globalization segment. While this restatement had no impact on results of operations for the full year in 2004, the impact on the 2004 third quarter was a decrease in net loss of $166 (no per share effect) and the impact on the nine month period ended September 30, 2004 was an increase in net income of $298 ($.01 per share). In addition, the previously reported 2004 results have been reclassified to exclude the discontinued globalization business as discussed further in Note 4 to the Condensed Consolidated Financial Statements. A summary of the restated financial information for the three and nine months ended September 30, 2004 are as follows:

			As Reclassified
			to Reflect the
			Discontinued
	As Previously	As	Globalization
Three Months Ended September 30, 2004	Reported	Restated	Business

Loss from continuing operations before income taxes	$(7,931)	$(7,931)	$(8,146)
Income tax benefit	893	1,059	2,846

Loss from continuing operations	(7,038)	(6,872)	(5,300)
Income (loss) from discontinued operations, net of tax	412	412	(1,160)

Net loss	$(6,626)	$(6,460)	$(6,460)

Loss per share from continuing operations:
Basic	$(.19)	$(.19)	$(.15)

Diluted	$(.19)	$(.19)	$(.15)

Earnings (loss) per share from discontinued operations:
Basic	$.01	$.01	$(.03)

Diluted	$.01	$.01	$(.03)

Total loss per share:
Basic	$(.18)	$(.18)	$(.18)

Diluted	$(.18)	$(.18)	$(.18)

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			As Reclassified
			to Reflect
			Discontinued
	As Previously	As	Globalization
Nine Months Ended September 30, 2004	Reported	Restated	Operations

Income from continuing operations before income taxes	$13,554	$13,554	$14,699
Income tax expense	(9,191)	(8,893)	(7,115)

Income from continuing operations	4,363	4,661	7,584
Income from discontinued operations, net of tax	3,031	3,031	108

Net income	$7,394	$7,692	$7,692

Earnings per share from continuing operations:
Basic	$.12	$.13	$.21

Diluted	$.12	$.13	$.21

Earnings per share from discontinued operations:
Basic	$.09	$.08	$.00

Diluted	$.08	$.08	$.00

Total earnings per share:
Basic	$.21	$.21	$.21

Diluted	$.20	$.21	$.21

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Discontinued Operations
      On September 1, 2005, the Company sold its globalization business, Bowne Global Solutions (BGS) to Lionbridge Technologies, Inc., (Lionbridge) for total consideration of $193,262, consisting of $130 million in cash and 9.4 million shares of Lionbridge common stock valued at $63,262 on the date of closing. Expenses and retained liabilities associated with the sale totaled $12,768, of which approximately $9,782 were paid as of September 30, 2005, resulting in net cash proceeds from the sale of approximately $120,218. The Company has recognized a net gain on the sale of BGS of approximately $3,426 during the third quarter of 2005. Included in the gain is the recognition of the cumulative foreign currency translation amount related to BGS of approximately $22,617 which was previously included in accumulated other comprehensive income. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2005. Included in accrued expenses and other obligations is approximately $5,703 which is primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business. Effective with the second quarter of 2005 this business has been reflected as a discontinued operation in the Condensed Consolidated Financial Statements. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the Condensed Consolidated Balance Sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31,
2004

Cash and marketable securities	$9,671
Accounts receivable, net	62,804
Prepaid expenses and other assets	7,347
Property and equipment, net	20,401
Goodwill and intangible assets, net	144,074
Other noncurrent assets	2,092

Total assets held for sale	$246,389

Long-term debt and other short-term borrowings	$729
Accounts payable and accrued expenses	36,364
Deferred taxes and other	3,886
Long-term debt — net of current portion	1,162

Total liabilities held for sale	$42,141

      Operating results of the discontinued operations from the globalization business are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenue	$41,211	$55,793	$165,350	$167,878

Income (loss) before income tax expense	5,119	215	6,695	(1,144)
Income tax expense	(197)	(1,787)	(5,873)	(1,779)

Net income (loss)	$4,922	$(1,572)	$822	$(2,923)

      The results for the quarter and nine months ended September 30, 2005 reflect the results of operations of the discontinued globalization business until September 1, 2005.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 9, 2004 the Company sold its document outsourcing business, as described more fully in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company has recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations is $3,303 and $7,654 as of September 30, 2005 and December 31, 2004, respectively. These amounts primarily relate to accrued employee compensation, which were paid in 2005, and estimated indemnification liabilities associated with the discontinued business. The Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the document outsourcing business as a discontinued operation.
      The Company’s discontinued Immersant operations had net liabilities (including accrued restructuring and discontinuance costs) of $803 at December 31, 2004, which are included in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004. These liabilities were included in the sale of BGS to Lionbridge and accordingly, effective September 1, 2005, the Company is no longer responsible for their payment.

Note 5.	Marketable Securities
      The Company classifies its investments in marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Current marketable securities at September 30, 2005 and December 31, 2004 consist primarily of short-term low-risk securities including auction rate securities of approximately $64.5 million and $20.3 million, respectively, which are described more fully in Note 6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
      As discussed further in Note 4 to the Condensed Consolidated Financial Statements, the Company received 9.4 million shares of Lionbridge common stock valued at approximately $63.3 million as of the closing date, as part of the total consideration received from the sale of BGS. These securities are valued at $63.5 million as of September 30, 2005 and are classified as marketable securities, noncurrent in the accompanying Condensed Consolidated Balance Sheet. The unrealized gain, net of tax, is reported as a separate component of stockholders’ equity.

Note 6.	Stock Repurchase Plans
      During the fourth quarter of 2004, the Company’s Board of Directors authorized, and the Company entered into, an Overnight Share Repurchase program with Bank of America and repurchased 2,530,000 shares for approximately $40.2 million. The program was completed on May 24, 2005, at which time the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represents the difference between the original share purchase price of $15.75 and the average volume-weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program the Company effected the purchase of 2,696,161 shares at an average price of $14.85 per share.
      During the fourth quarter of 2004, the Company’s Board of Directors also authorized an on going stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares under this program. Through December 2006, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. As of September 30, 2005, the Company repurchased 1,307,100 shares under the 10b5-1 plan at an average price of $13.86 per share and through November 4, 2005 the Company has repurchased an additional 662,500 shares under that plan, bringing the average price to $13.92 per share.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock-Based Compensation
      The Company has several stock-based employee compensation plans, which are described more fully in Note 17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on income from continuing operations, earnings per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income, and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation.” In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123 and supercedes APB Opinion No. 25. Refer to Note 8 to the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		Restated		Restated
	2005	2004	2005	2004

(Loss) income from continuing operations:
As reported	$(3,825)	$(5,300)	$8,208	$7,584
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(315)	(530)	(927)	(1,609)

Pro forma (loss) income from continuing operations	$(4,140)	$(5,830)	$7,281	$5,975

As reported (loss) earnings per share from continuing operations:
Basic	$(.11)	$(.15)	$.24	$.21

Diluted	$(.11)	$(.15)	$.23	$.21

Pro forma (loss) earnings per share from continuing operations:
Basic	$(.12)	$(.16)	$.21	$.17

Diluted	$(.12)	$(.16)	$.21	$.16

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		Restated		Restated
	2005	2004	2005	2004

Income (loss) from discontinued operations:
As reported	$8,348	$(1,160)	$4,248	$108
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(60)	—	(181)

Pro forma income (loss) from discontinued operations	$8,348	$(1,220)	$4,248	$(73)

As reported earnings (loss) per share from discontinued operations:
Basic	$.24	$(.03)	$.12	$.00

Diluted	$.24	$(.03)	$.12	$.00

Pro forma earnings (loss) per share from discontinued operations:
Basic	$.24	$(.03)	$.12	$(.00)

Diluted	$.24	$(.03)	$.12	$(.00)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		Restated		Restated
	2005	2004	2005	2004

Net income (loss):
As reported	$4,523	$(6,460)	$12,456	$7,692
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(315)	(590)	(927)	(1,790)

Pro forma income (loss)	$4,208	$(7,050)	$11,529	$5,902

As reported earnings (loss) per share:
Basic	$.13	$(.18)	$.36	$.21

Diluted	$.13	$(.18)	$.35	$.21

Pro forma earnings (loss) per share:
Basic	$.12	$(.19)	$.33	$.17

Diluted	$.12	$(.19)	$.33	$.16

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Stock Options from Continuing Operations	Grants	Grants	Grants	Grants

Expected dividend yield	—	—	1.6%	1.3%
Expected stock price volatility	—	—	33.2%	31.4%
Risk-free interest rate	—	—	3.8%	2.8%
Expected life of options	—	—	5 years	3 years
Weighted-average fair value	—	—	$3.71	$3.52

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
Stock Options from Discontinued Operations	Grants	Grants	Grants	Grants

Expected dividend yield	—	—	—	1.4%
Expected stock price volatility	—	—	—	31.8%
Risk-free interest rate	—	—	—	2.8%
Expected life of options	—	—	—	3 years
Weighted-average fair value	—	—	—	$3.24
      The Company did not grant any options during the three months ended September 30, 2005 and 2004.
      The Company did not grant any options related to discontinued operations during the nine months ended September 30, 2005.

Note 8.	Effect of Recent Accounting Pronouncements
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
      In October 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.
      The Company will complete its evaluation of the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

Note 9.	Earnings (Loss) Per Share
      Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended September 30, 2005 and 2004 excludes the dilutive effect of approximately 979,078 and 690,301 stock options, respectively, and the weighted-average diluted shares outstanding for the nine months ended September 30, 2005 and 2004 excludes the dilutive effect of approximately 978,661 and 515,253 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-08, the weighted-average diluted shares outstanding for the three months and nine months ended September 30, 2005 and 2004 also excludes the effect of approximately 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects of EITF 04-08 are anti-dilutive to the earnings per share calculation for all periods.

	Three Months Ended
	September 30,

	2005	2004

Basic shares	34,489,138	36,410,197
Diluted shares	34,871,304	36,930,173

	Nine Months Ended
	September 30,

	2005	2004

Basic shares	34,692,904	35,878,231
Diluted shares	35,144,214	36,865,319

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Inventories
      Inventories of $27,915 at September 30, 2005 included raw materials of $4,960, and work-in-process of $22,955. At December 31, 2004, inventories of $20,559 included raw materials of $3,615 and work-in-process of $16,944.

Note 11.	Accrued Restructuring, Integration, and Asset Impairment Charges
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
      During the nine months ended September 30, 2005, the Company continued to implement further cost reductions. These restructuring charges included (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) revisions to estimates of costs associated with leased facilities which were exited in prior periods, and (iii) the impairment of costs associated with the redesign of the Company’s Intranet and costs associated with internally developed software related to the digital print business. In addition to the aforementioned charges, during the third quarter of 2005 the Company recorded a goodwill impairment charge of $2.1 million related to the document scanning and coding business in the Litigation Solutions segment. This is a business that the Company retained after it sold its document outsourcing business in 2004. The Company has been monitoring the operating results of the unit. As a result of the unit’s operating losses during the year-to-date period, management has evaluated the carrying value of the unit and has written down the goodwill to estimated fair value. These actions resulted in restructuring, integration and asset impairment charges totaling $3,692 for the quarter ended September 30, 2005, and $6,861 for the nine months ended September 30, 2005.
      The following information summarizes the costs incurred with respect to restructuring activities during the third quarter of 2005:

	Severance and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Total

Financial Print	$86	$417	$538	$1,041
Litigation Solutions	—	—	2,100	2,100
Corporate/ Other	—	—	551	551

Total	$86	$417	$3,189	$3,692

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2003, including additions and payments made, are summarized below.

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2003	$1,927	$4,035	$326	$6,288
2004 Expenses	2,588	3,550	1,841	7,979
Paid in 2004	(3,406)	(2,358)	(2,140)	(7,904)

Balance at December 30, 2004	1,109	5,227	27	6,363
2005 Expenses	995	1,142	2	2,139
Paid in 2005	(1,450)	(1,014)	(29)	(2,493)

Balance at September 30, 2005	$654	$5,355	$—	$6,009

      The majority of the remaining accrued severance and personnel-related costs are expected to be paid in 2006.
      On October 26, 2005, the Company announced that it is implementing $10 million in annualized cost savings, primarily the result of a reduction in workforce during the fourth quarter of 2005.

Note 12.	Debt
      The components of debt at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004

Convertible subordinated debentures	$75,000	$75,000
Senior revolving credit facility	—	—
Other	800	1,000

	$75,800	$76,000

      On May 11, 2005, the Company completed its new $150 million, five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. The Facility replaced the $115 million, three-year, senior, revolving credit facility that was scheduled to expire in July 2005. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated EBITDA (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays quarterly facility fees, regardless of borrowing activity under the Facility. The quarterly facility fees can range from 20 basis points to 37.5 basis points of the Facility amount, depending on the Company’s Leverage Ratio. The Facility expires in May 2010. The Company had $150 million of borrowings available under the Facility as of September 30, 2005.
      The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of September 30, 2005, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2005. The Company is not subject to any financial covenants under the convertible subordinated debentures.

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no outstanding balance on this credit facility as of September 30, 2005 and December 31, 2004.

Note 13.	Postretirement Benefits
      The Company sponsors a defined benefit pension plan which covers certain U.S. employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan was closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, the benefits of current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who will continue to accrue benefits under the existing formula if they satisfied certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and the SERP are described more fully in Note 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Employees covered by union agreements are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.
      The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost	$1,469	$1,381	$96	$107
Interest cost	1,701	1,251	351	502
Expected return on plan assets	(1,966)	(1,610)	—	—
Amortization of transition (asset) liability	(81)	(81)	25	29
Amortization of prior service cost	78	79	378	436
Amortization of actuarial loss	144	(364)	218	238

Net periodic cost of defined benefit plans	1,345	656	1,068	1,312
Union plans	89	84	—	—
Other retirement plans	321	321	—	—

Total cost	$1,755	$1,061	$1,068	$1,312

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan		SERP

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Service cost	$4,771	$4,417	$288	$278
Interest cost	5,093	4,619	1,053	1,306
Expected return on plan assets	(5,486)	(4,280)	—	—
Amortization of transition (asset) liability	(241)	(241)	75	76
Amortization of prior service cost	238	239	1,134	1,134
Amortization of actuarial loss	380	196	654	618

Net periodic cost of defined benefit plans	4,755	4,950	3,204	3,412
Union plans	274	273	—	—
Other retirement plans	1,115	1,062	—	—

Total cost	$6,144	$6,285	$3,204	$3,412

      The Company was not required to make any contributions to its pension plan in 2005. However, with excess cash as a result of the proceeds received from the sale of BGS during the third quarter of 2005, the Company contributed $12.25 million to the pension plan in September 2005. This contribution provides the Company increased funding flexibility and accelerated tax benefits.

Note 14.	Income Taxes
      Income tax benefit for the quarter ended September 30, 2005 was $1,456 on pre-tax loss from continuing operations of $5,281 compared to income tax benefit of $2,846 for the quarter ended September 30, 2004 on pre-tax loss from continuing operations of $8,146. Income tax expense for the nine months ended September 30, 2005 was $8,704 on pre-tax income from continuing operations of $16,912, compared to income tax expense for the same period in 2004 of $7,115 on pre-tax income from continuing operations of $14,699. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 38% for all periods.

Note 15.	Accumulated Other Comprehensive Income
      The components of accumulated other comprehensive income are summarized as follows:

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustment	$5,217	$40,077
Minimum pension liability adjustment, net of tax effect	(2,870)	(2,870)
Unrealized gain (loss) on marketable securities, net of tax effect	53	(20)

	$2,400	$37,187

      During the third quarter of 2005, the Company recognized cumulative foreign currency translation adjustments relating to BGS of approximately $22.6 million as part of the net gain on sale of discontinued operations.

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
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its globalization segment (BGS) to Lionbridge on September 1, 2005. The results from this business are not included in the segment results below. Segment information for the three months and nine months ended September 30, 2004 has been reclassified to reflect this presentation.
      Also discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business (BBS) to Williams Lea in November 2004. Effective with the third quarter of 2004, the results from this business are reflected as a discontinued operation in the Condensed Consolidated Financial Statements and are not included in the segment results presented below. The results for its litigation solutions business which historically had been presented in the outsourcing segment are reflected as a separate reportable business segment.

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

	Three Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Revenue from external customers:
Financial Print	$152,337	$129,991
Litigation Solutions	7,022	8,362

	$159,359	$138,353

Segment profit:
Financial Print	$9,541	$6,429
Litigation Solutions	670	(26)
Corporate/ Other (see detail below)	(8,181)	(5,078)

	2,030	1,325

Depreciation expense	$(5,876)	$ (6,712)
Amortization expense	(235)	(165)
Interest expense	(1,200)	(2,594)

Loss from continuing operations before income taxes	$(5,281)	$(8,146)

Corporate/ Other (by type):
Shared corporate expenses	$(4,329)	$(4,241)
Other expense, net	(160)	(48)
Restructuring charges, integration costs and asset impairment charges	(3,692)	(789)

	$(8,181)	$(5,078)

BOWNE & CO., INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,

		Restated
	2005	2004

	(Unaudited)
	(In thousands)
Revenue from external customers:
Financial Print	$509,889	$494,015
Litigation Solutions	22,696	26,674

	$532,585	$520,689

Segment profit:
Financial Print	$59,192	$62,270
Litigation Solutions	2,212	1,042
Corporate/ Other (see detail below)	(20,985)	(19,823)

	40,419	43,489

Depreciation expense	$(19,009)	$(20,310)
Amortization expense	(705)	(495)
Interest expense	(3,793)	(7,985)

Income from continuing operations	$16,912	$14,699

Corporate/ Other (by type):
Shared corporate expenses	$(14,602)	$(15,054)
Other income, net	478	121
Gain on sale of building	—	896
Restructuring charges, integration costs and asset impairment charges	(6,861)	(5,786)

	$(20,985)	$(19,823)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)
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
      Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and postal regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

      Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission, including those incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.
Overview
      The Company’s results of operations for the three and nine months ended September 30, 2005 were impacted by the increase in non-transactional revenue and the continuing slow capital markets activity. For the quarter ended September 30, 2005, total revenue increased 15% to $159.4 million and segment profit increased 53% to $2.0 million. For the nine months ended September 30, 2005 total revenue increased 2% to $532.6 million and segment profit declined 7% to $40.4 million.
      The results of the Company’s two reporting segments are discussed below.

•	Financial Print. Revenue increased $22.3 million, or 17%, to $152.3 million and segment profit increased $3.1 million, or 48%, to $9.5 million for the quarter ended September 30, 2005 as compared to the same period last year. For the nine months ended September 30, 2005, financial print revenue increased $15.9 million, or 3%, to $509.9 million and segment profit decreased by $3.1 million, or 5%, to $59.2 million as compared to the nine months ended September 30, 2004. The increase in revenue for the quarter and nine months ended September 30, 2005 is primarily due to an increase in non-transactional revenue, which includes mutual fund and compliance reporting revenue. Offsetting the increase in non-transactional revenue for the nine months ended September 30, 2005 was the continued decline in transactional revenue as a result of slow capital market activity as compared to 2004. The increase in segment profit for the quarter reflects the significant increase in non-transactional revenue compared to the third quarter of 2004, while the decrease in segment profit for the nine months ended September 30, 2005 reflects the continued downturn in transactional revenue, which historically has been the Company’s most profitable class of service.

•	Litigation Solutions. Revenue decreased $1.3 million and $4.0 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Segment profit increased $.7 million and $1.2 million for the three months and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase in segment profit is attributable to a reduction of expenses and higher marketing expenses incurred in 2004 in connection with the launch of a new marketing and promotional campaign. During the third quarter of 2005 the Company recorded a pre-tax goodwill impairment charge of $2.1 million related to its document scanning and coding business.
      On September 1, 2005, the Company sold its globalization business, Bowne Global Solutions, to Lionbridge Technologies, Inc., a provider of globalization and testing systems, for total consideration of approximately $193.3 million, consisting of $130 million in cash and 9.4 million shares of Lionbridge common stock valued at approximately $63.3 million on the date of closing. The Company recognized a net gain on the sale of approximately $3.4 million. Effective with the second quarter of 2005 this business is reflected as a discontinued operation in the Condensed Consolidated Financial Statements. All prior period results have been reclassified to reflect this presentation.
      On October 26, 2005, the Company announced that it is implementing $10 million in annualized cost savings, primarily the result of a reduction in workforce during the fourth quarter of 2005. The Company estimates that related restructuring expenses from these actions will result in a 2005 fourth quarter pre-tax charge of approximately $4 million.
      As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its document outsourcing business in November 2004. Effective with the third quarter of 2004, the results of this business have been reflected as a discontinued operation and the results for the litigation support services business which historically has been presented in the outsourcing segment are now presented as a separate business segment.

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
      The following tables summarize the amounts incurred for restructuring, integration and asset impairment charges for each segment for the quarter and nine months ended September 30, 2005 and 2004:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Financial Print	$1,041	$625	$1,983	$4,701
Litigation Solutions	2,100	164	2,111	192
Corporate/ Other	551	—	2,767	893

Total	$3,692	$789	$6,861	$5,786
After-tax impact	2,377	491	4,373	3,639
Impact per diluted share	$0.07	$0.01	$0.12	$0.10
      The charges taken in the three and nine months ended September 30, 2005 reflect (i) the reduction of headcount in certain corporate management and administrative functions that will not be replaced, (ii) revisions to estimates of costs associated with leased facilities which were exited in prior periods, (iii) the impairment of costs associated with the redesign of the Company’s Intranet and costs associated with internally developed software related to the digital print business, and (iv) a goodwill impairment charge of $2.1 million related to the document scanning and coding business in the Litigation Solutions segment. Further discussion of the restructuring activities is included in the segment information which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.
      The Company expects to incur total restructuring and integration charges for the full year 2005 of approximately $11 million.
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

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

Financial Print

	Quarters Ended September 30,
						Quarter Over Quarter
		% of		% of
Financial Print Results:	2005	Revenue	2004	Revenue		$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$61,687	40%	$60,881	47%		$806	1%
Compliance reporting	28,347	19	22,496	17		5,851	26
Mutual funds	40,718	27	28,797	22		11,921	41
Commercial	9,976	6	8,179	6		1,797	22
Other	11,609	8	9,638	8		1,971	20

Total revenue	152,337	100	129,991	100		22,346	17
Cost of revenue	(101,395)	(67)	(85,825)	(66)		15,570	18

Gross margin	50,942	33	44,166	34		6,776	15
Selling and administrative	(41,401)	(27)	(37,737)	(29)		3,664	10

Segment profit	$9,541	6%	$6,429	5%		$3,112	48%

Other Items:
Depreciation	$(5,183)	(3)%	$(6,166)	(5	) %	$(983)	(16)%
Restructuring, integration and asset impairment charges	(1,041)	(1)	(625)	(0)		416	67
      Financial print revenue increased 17% for the quarter ended September 30, 2005 as compared to the same period last year. This increase is primarily the result of increased non-transactional revenue including mutual fund and compliance reporting revenue as compared to 2004. Compliance reporting revenue increased 26% for the quarter ended September 30, 2005, due in part to new Securities and Exchange Commission regulations and more extensive disclosure requirements. Mutual fund services revenue increased 41% and commercial revenue increased 22% for the quarter ended September 30, 2005 as compared to the same period last year, which is primarily due to the addition of several new clients and additional work from existing clients.
      Revenue from the international markets increased 10% to approximately $25,550 for the quarter ended September 30, 2005, as compared to $23,137 for the quarter ended September 30, 2004. This increase is primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada, and Asia. The increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 5% for the quarter ended September 30, 2005 compared to the same period in 2004.
      Other revenue increased 20% for the quarter ended September 30, 2005, compared to the same period in 2004. This increase is primarily attributable to increases in digital revenue, fulfillment services, and translation services compared to the quarter ended September 30, 2004.
      Gross margin of the financial print segment increased by 15% as compared to the same period in 2004, and the margin percentage decreased slightly to 33% for the quarter ended September 30, 2005 as compared to 34% in the same period in 2004. The slight decrease in gross margin percentage is related to the growth in non-transactional work (compliance reporting, mutual fund, commercial, other) which impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.
      Selling and administrative expenses increased 10% for the quarter ended September 30, 2005 as compared to the same period in 2004. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses). As a percent of revenue, selling and administrative expenses decreased approximately two percentage points to 27% for the quarter ended September 30, 2005 compared to the same period in 2004.
      The resources the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In the third quarter of 2005, the Company incurred costs for revisions to estimates of costs associated with leased facilities which were exited in prior periods, including costs related to the relocation of the London financial print facility. Total restructuring and asset impairment charges related to the financial print segment for the quarter ended September 30, 2005 were $1,041 compared to $625 in 2004.
      Segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment increased 48% for the quarter ended September 30, 2005 compared to 2004. The increase in segment profit is primarily a result of the significant increase in non-transactional revenue. Segment profit as a percentage of revenue increased approximately one percentage point from 2004 to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to pre-tax income.
Litigation Solutions

	Quarters Ended September 30,
					Quarter Over Quarter
		% of		% of
Litigation Solutions Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$7,022	100%	$8,362	100%	$(1,340)	(16)%
Cost of revenue	(5,790)	(82)	(6,804)	(81)	(1,014)	(15)

Gross margin	1,232	18	1,558	19	(326)	(21)
Selling and administrative	(876)	(12)	(1,804)	(22)	(928)	(51)
Other income	314	4	220	3	94	43

Segment profit (loss)	$670	10%	$(26)	0%	$696	100%

Other Items:
Depreciation	$(130)	(2)%	$(205)	(2)%	$(75)	(37)%
Restructuring, integration and asset impairment charges	(2,100)	(30)	(164)	—	1,936	100
      Revenue decreased 16% for the three months ended September 30, 2005 compared to the quarter ended September 30, 2004. The gross margin percentage decreased one percentage point to approximately 18% for the quarter ended September 30, 2005 compared to the same period in 2004. The decline in revenue and gross margin is due to a significant decrease in document scanning and coding revenue and a decrease in higher margin transactional consulting services revenue in 2005, partially offset by an increase in graphics services revenue.
      Selling and administrative expenses decreased 52% for the quarter ended September 30, 2005 compared to the same period in 2004, while decreasing ten percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to lower headcount, as well as a reduction in rent expense and discretionary spending. Also contributing to the decrease in 2005, as compared to 2004, was a decrease in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to the launch of a new marketing and promotional campaign. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses), and certain variable administrative expenses.
      Other income increased by 43% primarily related to the increase in income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the quarter ended September 30, 2005 as compared to the same period in 2004.

      During the third quarter of 2005, the Company recognized a goodwill impairment charge of $2.1 million related to its document scanning and coding business, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      As a result of the foregoing, segment profit (loss) (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment increased $696 for the quarter ended September 30, 2005, compared to the same period in 2004. Segment profit as a percentage of revenue increased nine percentage points to 9% for the quarter ended September 30, 2005 as compared to the same period in 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before taxes.

Summary
      Overall revenue increased approximately $21,006, or 15%, to $159,359 for the quarter ended September 30, 2005 compared to the same period in 2004. The increase is largely attributed to the significant increase in non-transactional financial printing revenue, specifically mutual fund, compliance reporting, and commercial printing revenue. There was a $6,509 increase in gross margin, and the gross margin percentage remained constant at 33%.
      Selling and administrative expenses on a company-wide basis increased $2,882, or 7%, to $46,606 compared to the same period in 2004. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable marketing and administrative expenses, offset by decreases caused by the Company’s continual effort to manage expenses. Shared corporate expenses were $4,329 in the quarter ended September 30, 2005, compared to $4,241 in the same period in 2004, an increase of $88. As a percentage of revenue, overall selling and administrative expenses decreased by approximately three percentage points to 29% for the quarter ended September 30, 2005, as compared to the same period in 2004.
      Depreciation decreased $836 or 12%, primarily as a result of reduced capital expenditures in recent years.
      There were $3,692 in restructuring, integration, and asset impairment charges for the quarter ended September 30, 2005, as compared to $789 in the same period in 2004, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      Interest expense decreased $1,394, or 54% in the quarter ended September 30, 2005 as compared to the same period in 2004, primarily the result of the early retirement of the Company’s senior notes in December 2004, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interest expense related to these notes was approximately $1.2 million for the quarter ended September 30, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs for the quarter ended September 30, 2005 as compared to 2004, which is also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility during the quarter ended September 30, 2005.
      Income tax benefit for the quarter ended September 30, 2005 was $1,456 on pre-tax loss from continuing operations of $5,281, compared to an income tax benefit in 2004 of $2,846 on pre-tax loss from continuing operations of $8,146. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 38%.
      Income from discontinued operations for the quarter ended September 30, 2005 was $8,348 compared to a loss from discontinued operations of $1,160 for the same period last year. The 2005 results from discontinued operations include a net gain on the sale of the globalization business that occurred on September 1, 2005 of $3,426 and the results of operations of the discontinued globalization business until the date of sale. The loss from discontinued operations for the quarter ended September 30, 2004 also includes the results of the discontinued globalization and outsourcing businesses.

      As a result of the foregoing, net income for the quarter ended September 30, 2005 was $4,523 as compared to a net loss of $6,460 for the same period in 2004.

Domestic Versus International Results of Operations
      The Company has operations in the United States, Canada, Europe, Mexico, South America and Asia. The Company’s international operations are derived from its financial print segment. Domestic (U.S.) and international components of loss from continuing operations before income taxes for the quarters ended September 30, 2005 and 2004 are as follows:

	Quarters Ended
	September 30,

	2005	2004

Domestic (United States)	$(3,374)	$(7,522)
International	(1,907)	(624)

Loss from continuing operations before taxes	$(5,281)	$(8,146)

      Domestic pre-tax loss from continuing operations improved by $4.1 million for the quarter ended September 30, 2005, compared to the same period in 2004, due primarily to an increase in non-transactional financial print revenue in 2005 which offset the decreased level of transactional financial print activity in the third quarter of 2005. Domestic pre-tax loss from continuing operations for the quarter ended September 30, 2005 includes approximately $2.4 million in restructuring charges, integration charges, and asset impairments primarily related to the impairment of internally developed software related to the digital print business and a goodwill impairment charge of $2.1 million related to the document scanning and coding business. International pre-tax loss from continuing operations for the quarter ended September 30, 2005 increased primarily from an increase in restructuring charges, integration charges, and asset impairments related to international operations in 2005 as compared to 2004. The pre-tax loss from continuing operations related to international operations includes approximately $1.2 million related to the relocation of the London financial print facility.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Financial Print

	Nine Months Ended September 30,
					Period Over Period
		% of		% of
Financial Print Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue:
Transactional financial printing	$174,773	34%	$199,824	40%	$(25,051)	(13)%
Compliance reporting	139,193	27	124,879	25	14,314	11
Mutual funds	124,856	25	107,283	22	17,573	16
Commercial	32,513	6	27,734	6	4,779	17
Other	38,554	8	34,295	7	4,259	12

Total revenue	509,889	100	494,015	100	15,874	3
Cost of revenue	(326,163)	(64)	(301,816)	(61)	24,347	8

Gross margin	183,726	36	192,199	39	(8,473)	(4)
Selling and administrative	(124,534)	(24)	(129,929)	(26)	(5,395)	(4)

Segment profit	$59,192	12%	$62,270	13%	$(3,078)	(5)%

Other Items:
Depreciation	$(17,319)	(3)%	$(18,473)	(4)%	$(1,154)	(6)%
Restructuring, integration and asset impairment charges	(1,983)	(0)	(4,701)	(1)	(2,718)	(58)
Gain on sale of building	—	—	896	(0)	(896)	(100)
      Financial Print revenue increased 3% for the nine months ended September 30, 2005, with the largest class of service in this segment, transactional financial printing, down 13% as compared to the same period in 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of Securities and Exchange Commission filings, which also declined year over year. Offsetting the decrease in transactional financial printing revenue was the increase in revenue generated from non-transactional printing services, including mutual fund and compliance reporting revenue. Compliance reporting revenue increased 11% for the nine months ended September 30, 2005, as compared to the same period in the prior year, due in part to the new Securities and Exchange Commission regulations and more extensive disclosure requirements. Mutual fund services revenue increased 16% and commercial revenue increased 17% for the nine months ended September 30, 2005 as compared to the same period in 2004, which is primarily due to the addition of several new clients and additional work from existing clients. Revenue reported for the nine months ended September 30, 2005 reflects a reclassification of approximately $4,236 of compliance reporting revenue which had previously been reported as transactional financial printing revenue in the second quarter of 2005. This reclassification has no impact on total revenue reported for the six months and nine months ended September 30, 2005.
      Revenue from the international markets increased 21% to approximately $90,048 for the nine months ended September 30, 2005, as compared to $74,259 for the nine months ended September 30, 2004. This increase is primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada and Asia. The increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 15% for the nine months ended September 30, 2005 compared to 2004.
      Other revenue increased 12% for the nine months ended September 30, 2005, compared to the same period in 2004. This increase resulted primarily from increases in fulfillment and translation services compared to the same period in 2004.

      Gross margin of the financial print segment decreased by 4%, and the gross margin as a percentage of revenue decreased by approximately three percentage points to 36% for the nine months ended September 30, 2005 as compared to the same period in the prior year. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work (compliance reporting, mutual fund, commercial, other) also impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.
      Selling and administrative expenses decreased 4% for the nine months ended September 30, 2005 as compared to the same period in the prior year. This decrease is primarily due to lower incentive compensation, consulting fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher margin transactional financial printing revenue. As a percent of revenue, selling and administrative expenses decreased approximately two percentage points to 24% for the nine months ended September 30, 2005 as compared to the same period in the prior year.
      The resources the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. During the nine months ended September 30, 2005, the Company incurred additional restructuring charges within its financial print segment related to revisions to estimates of costs associated with leased facilities which were exited in prior periods, including costs related to the relocation of the London financial print facility, and headcount reductions related to the continued consolidation of the Company’s fulfillment operations with its digital print facility which began during 2004, as well as the reduction of certain administrative positions which will not be replaced. Total restructuring and asset impairment charges related to the financial print segment for the nine months ended September 30, 2005 were $1,983 compared to $4,701 for the same period in 2004.
      In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California during the third quarter of 2004.
      Segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment decreased 5% for the nine months ended September 30, 2005 compared to 2004. The decrease in segment profit is primarily a result of the decreased transactional financial printing revenues in 2005. Segment profit as a percentage of revenue decreased approximately one percentage point from 2004 to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.
Litigation Solutions

	Nine Months Ended September 30,
					Period Over Period
		% of		% of
Litigation Solutions Results:	2005	Revenue	2004	Revenue	$ Change	% Change

	(Dollars in thousands)
Revenue	$22,696	100%	$26,674	100%	$(3,978)	(15)%
Cost of revenue	(18,304)	(81)	(21,387)	(80)	(3,083)	(14)

Gross margin	4,392	19	5,287	20	(895)	(17)
Selling and administrative	(3,018)	(13)	(4,992)	(19)	(1,974)	(40)
Other income	838	4	747	3	91	12

Segment profit	$2,212	10%	$1,042	4%	$1,170	100%

Other Items:
Depreciation	$(470)	(2)%	$(626)	(2)%	$(156)	(25)%
Restructuring, integration and asset impairment charges	(2,111)	(9)	(192)	(1)	1,919	100

      Revenue decreased 15% and gross margin decreased 17% for the nine months ended September 30, 2005 as compared to the same period in 2004. The gross margin as a percentage of revenue decreased slightly to 19% for the nine months ended September 30, 2005 as compared to the same period in 2004. The decline in revenue is due to a significant decrease in document scanning and coding revenue and a decrease in higher margin transactional consulting services revenue in 2005, partially offset by an increase in graphics services revenue. In addition, a large consulting project was completed in June 2004 and this revenue has not been replaced during 2005. Gross margin was positively impacted during 2005 by improved utilization of courtroom technologists.
      Selling and administrative expenses decreased 40%, while decreasing six percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to lower headcount, as well as a reduction in rent expense and discretionary spending. Also contributing to the decreased expenses in 2005 as compared to 2004 was a decrease in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to the launch of a new marketing and promotional campaign. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses), and certain variable administrative expenses.
      Other income increased 12% primarily related to the increase in income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the nine months ended September 30, 2005 as compared to the same period in 2004.
      During the third quarter of 2005, the Company recognized a goodwill impairment charge of $2.1 million related to its document scanning and coding business, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment increased $1,170 for the nine months ended September 30, 2005 compared to the same period in 2004. Segment profit as a percentage of revenue increased six percentage points to 10% for the nine months ended September 30, 2005 as compared to the same period in 2004. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before taxes.

Summary
      Overall revenue increased by $11,896, or 2%, to $532,585 for the nine months ended September 30, 2005 compared to the same period in 2004. This increase is primarily attributed to the increase in non-transactional financial print revenue, specifically mutual fund and compliance reporting revenue. Offsetting the increase in non-transactional financial print revenue was a significant decrease in transactional financial print revenue due to the continued downturn in capital market activity and a decrease in revenue from the litigation solutions segment for the nine months ended September 30, 2005 as compared to 2004. There was a $9,234, or 5%, decrease in gross margin, and the gross margin as a percentage of revenue decreased approximately three percentage points to 35% as compared to the same period in 2004. This decrease in gross margin percentage was primarily attributable to the impact of lower transactional financial printing activity, which historically is the most profitable class of service within the financial print segment.
      Selling and administrative expenses on a company-wide basis decreased by $7,687, or 5%, for the nine months ended September 30, 2005 as compared to the same period in 2004. This decrease is primarily due to lower incentive compensation, consulting fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher margin transactional financial printing revenue. The decrease in selling and administrative expenses is also due to lower labor costs, rent expense, marketing costs and discretionary spending in the litigations solutions business, and the Company’s continual effort to manage expenses. Shared corporate expenses were $14,602 in the nine months ended September 30,

2005 compared to $15,054 in the same period in 2004, a decrease of $452. This decrease is primarily due to decreases in professional fees and consulting fees associated with compliance with Section 404 of the Sarbanes-Oxley Act. These fees were higher in 2004 since that was the initial year of compliance. As a percentage of revenue, overall selling and administrative expenses decreased by approximately two percentage points, to 27% for the nine months ended September 30, 2005 compared to the same period in 2004.
      Depreciation decreased by $1,301, or 6% for the nine months ended September 30, 2005 as compared to the same period in 2004, primarily as a result of reduced capital expenditures in recent years.
      There were $6,861 in restructuring, integration, and asset impairment charges for the nine months ended September 30, 2005, as compared to $5,786 in the nine months ended September 30, 2004, as discussed in Note 11 to the Condensed Consolidated Financial Statements.
      The gain on the sale of building of $896 for the nine months ended September 30, 2004 relates to the sale of the Company’s financial print facility in Dominguez Hills, California in May 2004. The Company relocated to a new leased facility in Southern California in September 2004.
      Interest expense decreased $4,192, or 53%, primarily the result of the early retirement of the Company’s senior notes in December 2004, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Interest expense related to these notes was approximately $3.5 million for the nine months ended September 30, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs for the nine months ended September 30, 2005 as compared to 2004, also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility during the nine months ended September 30, 2005 as compared to the same period in 2004.
      Income tax expense for the nine months ended September 30, 2005 was $8,704 on pre-tax income from continuing operations of $16,912, compared to income tax expense in 2004 of $7,115 on pre-tax income from continuing operations of $14,699. The size of the non-deductible expenses are relatively unchanged from year to year, and the rate applied to U.S. taxable income remained at approximately 38%.
      Income from discontinued operations for the nine months ended September 30, 2005 was $4,248 compared to $108 for the same period last year. The 2005 results from discontinued operations include a net gain on the sale of the globalization business that occurred on September 1, 2005 of $3,426 and the results of the operations of the discontinued globalization business until the date of sale. The 2005 results also include a $5.4 million tax charge to record deferred income taxes related to basis differences which no longer met the permanent reinvestment criteria of Accounting Principles Board Opinion No. 23. The loss from discontinued operations for the nine months ended September 30, 2004 includes the results of the discontinued globalization and outsourcing businesses.
      As a result of the foregoing, net income for the nine months ended September 30, 2005 was $12,456 as compared to $7,692 for the same period of 2004.

Domestic Versus International Results of Operations

	Nine Months Ended
	September 30,

	2005	2004

Domestic (United States)	$12,336	$14,901
International	4,576	(202)

Total income before taxes	$16,912	$14,699

      Income from continuing operations improved in the nine months ended September 30, 2005 compared to the same period in 2004. International pre-tax income from continuing operations improved significantly in 2005 compared to the same period in 2004 primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada and Asia. The international results for the nine months ended September 30, 2004 included approximately $1.1 million of restructuring charges, which were primarily related to headcount reductions at the financial print facilities in Paris and Toronto. The international results for the nine months ended September 30, 2005 included approximately $1.8 million of restructuring charges, which were related to the relocation of the London financial print facility. The decrease in domestic pre-tax income from continuing operations is primarily due to the decrease in transactional financial printing revenue within the financial print segment for the nine months ended September 30, 2005 as compared to 2004. The domestic results for the nine months ended September 30, 2005 included approximately $5.1 million in restructuring charges, integration costs and asset impairment charges related primarily to the impairment of costs associated with the redesign of the Company’s Intranet, the impairment of internally developed software related to the digital print business, a goodwill impairment charge of $2.1 million related to the document scanning and coding business, and the reduction of headcount in certain corporate management and administrative functions that will not be replaced. The domestic results for the nine months ended September 30, 2004 included approximately $4.7 million of restructuring charges consisting of the consolidation of certain administrative functions and the consolidation of the Company’s fulfillment operations with its digital print facility within the financial print segment.
Liquidity and Capital Resources

	Nine Months Ended
	September 30,

Liquidity and Cash Flow Information:	2005	2004

		(Restated)
Working capital	$225,351	$130,300
Current ratio	3.05 to 1	1.84 to 1
Net cash (used in) provided by operating activities	$(10,373)	$4,968
Net cash provided by (used in) investing activities	$59,134	$(6,422)
Net cash (used in) provided by financing activities	$(16,478)	$9,741
Net cash used in discontinued operations	$(5,491)	$(10,817)
Capital expenditures	$14,594	$13,275
Average days sales outstanding	75	72
      Overall working capital increased approximately $95.1 million at September 30, 2005 as compared to the same period in 2004. The increase in working capital results from several factors. The primary reason for the increase in working capital is the increase in cash and marketable securities of approximately $137.2 million as a result of the proceeds received from the sales of the outsourcing business in November 2004 and the globalization business in September 2005. Also contributing to the increase in working capital are increases in accounts receivable of $22.5 million and inventory of $7.8 million as of September 30, 2005 as compared to 2004. In addition, there was a decrease in accrued compensation and benefits of approximately $10.0 million primarily related to a decrease in accrued bonuses, as well as decreases in current accrued supplemental executive retirement plan (SERP) expenses, accrued worker’s compensation and medical benefit claims as of September 30, 2005 as compared to September 30, 2004. Offsetting the increases in working capital as of September 30, 2005 as compared to September 30, 2004 were the following; (i) in December 2004, the Company retired its $60 million private placement senior notes using a portion of the proceeds received from the sale of the outsourcing business, (ii) since September 30, 2004, the Company has repurchased approximately 4 million shares of its common stock for approximately $58.3 million, (iii) the Company contributed $12.25 million to the pension plan in September 2005 and (iv) slight increases in accrued expenses and taxes payable primarily related to the sale of the globalization business.
      During the fourth quarter of 2004, the Company’s Board of Directors authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares under this program. Through December 2006, management is authorized to purchase shares from time to time at prevailing prices as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The program may be discontinued at any time. The Company has repurchased approximately 2.0 million shares under this plan through November 4, 2005.

      The Company had all of the borrowings available under its new $150 million unsecured revolving credit facility as of September 30, 2005, as described further in Note 12 to the Condensed Consolidated Financial Statements. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of September 30, 2005.
      It is expected that the cash generated from operations, working capital, the sale of marketable securities, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its borrowing needs; the heaviest period for borrowing is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.
      Capital expenditures for the nine months ended September 30, 2005 were $14.6 million. For the full year 2005, the Company plans capital spending of approximately $44.0 million, which includes approximately $24.0 million related to capital expenditures associated with the relocation of the Company’s corporate office and New York based operations to 55 Water Street during 2006. The relocation is expected to result in a capital commitment of approximately $28 million. As detailed in the Company’s 8-K filed February 25, 2005, the lease has an initial term of 20 years for approximately 200,000 square feet.
Cash Flows
      The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding increased to 75 days from 72 days for the nine months ended September 30, 2005 as compared to the same period in 2004. The Company had net cash used in operating activities of $10,373 for the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $4,968 for the nine months ended September 30, 2004. The change in net cash used in operating activities in 2005 as compared to 2004 is primarily attributable to the larger amount of bonuses and commissions paid during the nine months ended 2005 as compared to 2004. Also contributing to the change in cash used in operating activities was the increase in accounts receivable and work-in-process inventory in 2005. Offsetting these increases was a decrease in the amount the Company contributed to its defined benefit pension plan in 2005 as compared to 2004. The Company had income from continuing operations of $8,208 in the nine months ended September 30, 2005 as compared to income from continuing operations of $7,584 for the same period in 2004. Overall, cash used in operating activities increased by approximately $15.3 million from 2004 to 2005.
      Net cash provided by investing activities was $59,134 for the nine months ended September 30, 2005 as compared to net cash used in investing activities for the nine months ended September 30, 2004 of $6,422. This change was primarily the result of approximately $120,218 net cash proceeds received from the sale of the Company’s globalization business in September 2005 and $20,280 received from the sale of marketable securities during the nine months ended September 30, 2005 as compared to the receipt of $6,731 related to the sale of the Company’s facilities in Dominguez Hills, California during the nine months ended September 2004. Offsetting the increase in cash provided by investing activities was the purchase of marketable securities of approximately $67.0 million in the third quarter of 2005 and a slight increase in cash used in the acquisition of property, plant and equipment during 2005 as compared to the prior year.
      Net cash used in financing activities was $16,478 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $9,741 for the nine months ended September 30, 2004. The change in 2005 as compared to 2004 was primarily the result of the repurchase of approximately 1.3 million shares of common stock for an aggregate amount of $18,122 during 2005, net payments of debt in 2005 of approximately $200, as compared to net payments of $3,000 in 2004, and proceeds from stock option exercises of $7,455 in 2005 as compared to $18,503 in 2004.
      Net cash used in discontinued operations was $5,491 and $10,817 for the nine months ended September 30, 2005 and 2004, respectively. The cash used in discontinued operations for the nine months ended September 30, 2005 represents cash used in the operations of the sold globalization business and the payment of accrued expenses (primarily employee compensation and benefits) related to the sale of the Company’s document outsourcing business in November 2004. The cash used in discontinued operations in 2004 primarily represents cash used in the operations of the discontinued outsourcing and globalization businesses during the nine months ended September 30, 2004.
Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements
      The Company’s contractual obligations and commercial commitments are summarized in the Company’s annual report on Form 10-K for the year ended December 31, 2004. Pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company has delivered to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. The amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced on certain specified terms, or remain outstanding beyond October 1, 2008.
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

      The guidance for the full year 2005 results are unchanged from the estimates provided in the Company’s quarterly report on Form 10-Q for the quarter and six months ended June 30, 2005 except for additional restructuring and impairment charges and the addition of capital expenditures related to the New York office relocation. The outlook excludes the following: (i) results of the globalization business which is reflected as a discontinued operation, (ii) the effect of potential dilution from the Convertible Subordinated Debentures and (iii) the impact from any future purchases under the Company’s share repurchase program. The Company estimates that full year 2005 results will be in the ranges shown below.

Full Year 2005 Outlook

Revenues:	$650 to $695 million
Financial Print	$620 to $660 million
Litigation Solutions	$30 to $35 million
Segment Profit:
Financial Print	$65 to $75 million
Litigation Solutions	$3 to $5 million
Corporate/ Other:
Corporate expense	$17 to $21 million
Restructuring and impairment charges	$11 million
Depreciation and amortization	$28 million
Interest expense	$5.5 million
Diluted earnings per share from continuing operations	$0.14 to $0.33

Diluted earnings per share from continuing operations, excluding restructuring and impairment charges, adjusted for the sale of the globalization business	$0.30 to $0.40
Diluted shares	35.2 million shares
Capital expenditures, excluding New York City office relocation	$20 million
Capital expenditures, New York City office	$24 million
      Total expenditures related to the New York City office relocation are expected to be $28 million, of which approximately $24 million will be expended in 2005.
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
      In October 2004, the American Jobs Creation Act, known as the AJCA, became law. The AJCA provides for a deduction of 85% of qualifying foreign earnings that the Company repatriates, as defined in the AJCA, in 2005. This deduction produces the equivalent of a 5.25% effective tax rate on the repatriated earnings. The Company qualifies to repatriate up to approximately $500 million.
      The Company will complete its evaluation of the effects of the repatriation provision in accordance with FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” in the fourth quarter of 2005. During the evaluation, the Company is principally considering global cash management objectives, its overall tax position and restrictions on the use of repatriated cash. Pending completion of this evaluation, the Company cannot reasonably estimate the range of potential income tax effects of repatriating funds. If the Company determines to repatriate funds in reliance upon the AJCA, it must complete the repatriation by the end of 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the financial print segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the financial print segment. The Company also has market risk tied to interest rate fluctuations related to a portion of its debt obligations, fluctuations in foreign currency, and investments in marketable securities, as discussed below.
Interest Rate Risk
      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.
      The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. As discussed in Note 12 to the Condensed Consolidated Financial Statements, the Company entered into a new five-year $150 million senior unsecured revolving credit facility in May 2005 which replaced the $115 million three-year revolving credit facility that was scheduled to expire in July 2005. Borrowings under the new revolving credit facility bear interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the nine months ended September 30, 2005 there was a minimal average outstanding balance under the revolving credit facility and there was no outstanding balance as of September 30, 2005, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the nine months ended September 30, 2005.
Foreign Exchange Rates
      The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. To date, the Company has not used foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of ($12,243) and ($1,616) in its Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2005 and 2004, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk
      The Company’s investments in marketable securities were approximately $130.6 million as of September 30, 2005, primarily consisting of $64.5 million in auction rate securities, and 9.4 million shares of Lionbridge common stock that were part of the total consideration received from the sale of BGS, valued at $63.5 million at September 30, 2005. The auction rate securities are fixed income securities with minimal market fluctuation risk, while the value of the Lionbridge shares is dependent on current market conditions and the operations of Lionbridge and therefore is susceptible to a change in value. To date, the Company has not used hedging instruments to reduce its exposure to share price fluctuations. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 4.	Controls and Procedures
      (a) Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.
      As reported in its annual report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004, the Company’s management identified material weaknesses in its internal control over financial reporting within the globalization segment relating to 1) the lack of sufficient reconciliation and review controls over purchase accounting adjustments and 2) the lack of sufficient reconciliation and review controls over the determination of legal entity profitability, income tax expense and the related income tax accounts. Specifically, the lack of sufficient reconciliation and review controls over purchase accounting adjustments for the globalization segment resulted in a failure to properly eliminate depreciation expense for an acquired entity, and the lack of sufficient reconciliation and review controls over the determination of legal entity profitability for the globalization segment resulted in the incorrect allocation of consolidated income to certain legal entities and the determination of income tax expense and the related income tax accounts within the globalization segment. As a result of these material weaknesses, management concluded in its 2004 annual report that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.
      On September 1, 2005 the Company completed the sale of its globalization business and effective with the second quarter of 2005 the globalization business is reflected as a discontinued operation in the Condensed Consolidated Statement of Operations. The material weaknesses described above were all related to this business. Prior to the sale of the globalization business, the Company implemented additional controls and procedures (discussed further below) in order to remediate the material weaknesses. The Company continues to assess and implement additional controls and procedures in an effort to prevent material weaknesses from occurring in its remaining business. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. The Company believes that the reported material weaknesses no longer exist as a result of the implementation of additional controls and procedures and the sale of its globalization business. Based upon this conclusion, the Company’s Chief Executive Officer and Chief

Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2005.
      The Company believes that the actions it has taken to date, including the sale of the globalization business and the changes outlined below, have remediated the material weaknesses with respect to the preparation of this quarterly report on Form 10-Q, such that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.
      (b) Changes in Internal Control Over Financial Reporting. During the nine months ended September 30, 2005, management has taken the following actions listed below to remediate the material weaknesses described in the Company’s annual report on Form 10-K and Form 10-K/ A for the year ended December 31, 2004 and improve the controls and procedures related to its remaining business.

•	Formalized and enhanced processes and procedures for reconciling and reviewing the elimination of adjustments and entries related to purchase price adjustments for the discontinued globalization segment.

•	Formalized and enhanced processes and procedures for rolling forward balance sheet amounts from period to period to identify potential errors.

•	Implemented a more thorough and comprehensive reconciliation and review of the profitability, income tax expense and related income tax accounts associated with each legal entity within the discontinued globalization segment.

•	Implemented more thorough procedures around identification of amounts recorded in consolidation that need to be pushed down to the legal entity level.

•	Simplified the consolidation process by recording certain entries at the legal entity level, rather than as a consolidation adjustment.

•	Has begun implementation of new modules to its enterprise financial reporting system related to purchase orders and fixed assets, which is expected to be completed during 2006.
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
Date: November 8, 2005

/s/ C. CODY COLQUITT

C. Cody Colquitt
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: November 8, 2005

/s/ RICHARD BAMBACH JR.

Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)
Date: November 8, 2005