Form 10-K
period 2005-12-31
BOWNE & CO INC
filed 2006-04-10
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-5842

Bowne & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2618477 (I.R.S. Employer Identification Number)

55 Water Street New York, New York (Address of principal executive offices)	10041 (Zip code)

(212) 924-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the registrant as of March 31, 2006, based upon the closing price for the Common Stock on the New York Stock Exchange on June 30, 2005, was $440,384,462. For purposes of the foregoing calculation, the registrant’s 401(K) Savings Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the registrant.

The registrant had 31,735,306 shares of Common Stock outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 11, 2006	Part III, Items 10-12

PART I

Item 1.	Business

Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is the world’s largest financial printer and a global leader in providing services that help companies produce and manage their investor communications and their marketing and business communications — including but not limited to regulatory and compliance documents, personalized financial statements, enrollment books and sales and marketing collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help our clients typeset their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents, and print and distribute the documents, both through the mail and electronically. The Company also provides a comprehensive suite of litigation support services for law firms and corporate law departments. During the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable business segments: financial print, marketing and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s previous years’ segment information has been restated to conform to the new presentation. The services of each of the Company’s segments are described further below:

Financial Print — Bowne Financial Print offers a comprehensive array of services to create, manage, translate and distribute transactional and compliance-related documents. Bowne provides these services to its clients in connection with capital market and corporate transactions, such as equity and debt issuances and mergers and acquisitions, which the Company calls “transactional financial printing”. Bowne also provides these services to public corporations in connection with their compliance obligations to produce and deliver periodic and other reports under applicable laws and regulations, which the Company calls “compliance reporting.” Bowne provides services to mutual fund clients in connection with their compliance obligations, as well as services in connection with general commercial and other printing needs.

Overall, the financial print segment generated revenue of approximately $625.1 million in 2005 and $598.8 million in 2004, representing approximately 90% and 89% of total Company revenue, respectively. The largest class of service in this segment, transactional financial printing, accounted for approximately $250 million, or 36%, of total 2005 Company revenue. The Company’s financial print segment generated segment profit of approximately $78.8 million and $80.5 million in 2005 and 2004, respectively. The Company’s segment profit is measured as gross margin (revenue less cost of revenue) less selling and administrative expenses.

Marketing and Business Communications (“MBC”) — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, enrollment kits and sales and marketing collateral. Bowne provides these services primarily to the financial services, commercial banking, healthcare, insurance, gaming, and travel and leisure industries to support their document-based, variable communications processes. In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. That division is a leading provider of marketing and business communications services, including data mining, print-on-demand, web-to-print, and specialized marketing services to the financial services, commercial banking, healthcare, insurance, gaming, and travel and leisure industries. The division will be integrated with Bowne’s similar digital print and personalized communications business, and the combined entity will operate as a separate reportable segment under the name Bowne Marketing and Business Communications. Bowne’s operations in this segment generated revenue of approximately $41.8 million in 2005, and $38.7 million in 2004, representing approximately 6% of Bowne’s total revenue for both 2005 and 2004. The Bowne operations in this segment experienced segment losses of approximately $7.9 million in 2005, and $11.4 million in 2004. These results do not include the results of the Marketing and Business Communications division of Vestcom International, Inc. Pro forma 2005 segment revenue including the acquisition would have been approximately $120 million.

Litigation Solutions — This segment consists of DecisionQuest® and JFS Litigator’s Notebook®, providing consulting and software solutions. The Litigation Solutions segment generated revenue of approximately $27.2 million in 2005 and $33.9 million in 2004, representing approximately 4% and 5% of total Company revenue, respectively. The segment generated a segment profit of approximately $3.3 million in 2005 and $4.9 million in 2004. The DecisionQuest Discovery Services component of this business was sold in January 2006.

On September 1, 2005, the Company completed the sale of its globalization business, Bowne Global Solutions (“BGS”) to Lionbridge Technologies, Inc., (“Lionbridge”). The globalization business and the DecisionQuest Discovery Services business are reflected as discontinued operations in the accompanying consolidated financial statements. All prior period information has been reclassified to reflect this presentation.

Further information regarding segment revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2005, 2004 and 2003, as well as a reconciliation of segment profit to pre-tax income (loss) from continuing operations, are shown in Note 19 of the Notes to the Consolidated Financial Statements.

Industry Overview

Through Bowne’s business units, the Company competes in a number of related industries, namely financial printing, marketing and business communications, and litigation support services.

The printing industry is highly fragmented, with hundreds of independent printers that provide a full range of traditional printing services. However, specific to transactional and compliance reporting, there are three primary companies, including Bowne, and regional financial printers that participate in a material way. Transactional financial printing volume tends to be cyclical with the capital markets for new debt and equity issuances and public mergers and acquisitions activity. Compliance reporting volume is less sensitive to market changes and represents a recurring periodic activity, with seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Volume is also impacted by changing regulatory and corporate disclosure requirements.

The digital print-on-demand industry is currently fragmented with a number of active participants providing a wide range of services. The primary competitors provide end-to-end, digital on-demand service ranging from creating branding and message design services, to technical solutions design and implementation, to printing. The Company competes in this industry through MBC. MBC is focused on providing the full range of services required to support clients with document creation, data integration, production, distribution and management solutions that address the growing variable personalized communications needs of many industries. Companies are increasingly looking to digital, variable, data-driven solutions to help streamline their operations and increase their competitive edge. For example, a firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. The depth of experience at Bowne in digital variable document production coupled with the technologies that provide clients with an end-to-end solution for business and marketing communications, supported by Bowne’s reputation for quality, integrity, and overall print experience in a number of industries, uniquely position Bowne in this emerging marketplace.

The litigation support services industry has numerous competitors in the United States that compete for clients among law firms and medium-sized to large corporations with significant litigation support services needs. Bowne is currently a leader in providing litigation support services to the legal industry. The services generally fall into the following categories:

•	jury research, trial consulting, courtroom graphics, and strategic communications; and

•	case management software.

The Company

Financial Print

The Company’s transactional financial printing includes registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company’s compliance reporting includes annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the SEC or other regulatory bodies around the world. Bowne Financial Print is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm, and 6-K Expresstm. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. Bowne Financial Print also provides some commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation services in connection with its financial print operations. Over the past few years, Bowne has expanded its financial print capabilities within all phases of the document life-cycle, including electronic receipt and dissemination of client documents, composition, content management, conversion, translation, assembly, packaging, output, delivery, and archiving. The Company also offers a hosted on-line data room capability, a secure and convenient means for clients to permit due diligence of documents in connection with transactions.

The Company’s international financial printing business provides similar services as those delivered by its domestic operations. International capabilities are delivered primarily by the Company or in some areas through strategic relationships.

Historically, transactional financial printing has been the largest contributor to the Company’s total revenue. However, this line of business is cyclical with the financial markets and experienced a marked downturn from 2001 through 2005. In response, the Company reduced fixed costs and increased the flexibility of its financial print segment to respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated eleven of its U.S. offices and facilities. While the Company maintains its own printing capabilities, Bowne also outsources some printing needs to independent printers, especially during times of peak demand. This outsourcing allow the Company to preserve flexibility while reducing its staffing, maintenance and operating expense of underutilized facilities, and is in line with industry practice. In addition, since November 2000, Bowne has significantly reduced its financial print workforce. The Company also has arrangements with companies in India to perform some of its composition processing and related functions. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to permanently reduce its fixed and direct labor costs. As a result of the flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long term and that it will not need to replace most personnel or otherwise incur such costs as the business expands.

The Company believes that its technology investments have produced one of the most flexible and efficient composition, printing and distribution systems in the industry, for example:

•	Bowne was recognized by InfoWorld magazine in 2005 for its pioneering role in XBRL-based solutions and for being the first company to file earnings information through the SEC’s voluntary pilot program to test this new data tagging technology.

•	The Company implemented its newest proprietary composition system, ACE (Advanced Composition Engine), in 2006. The Company believes that ACE will significantly improve productivity, accuracy and page turnaround, and substantially shorten training cycles, giving the Company even greater flexibility and responsiveness to its clients.

•	Advances in technology have permitted Bowne to centralize the majority of its composition operations into six “Centers of Excellence”, to reduce its composition workforce and to outsource the more routine and less critical composition work at a lower cost than performing it in-house.

•	The Company also developed BowneFaxtm to replace its standard fax machines. While a standard fax machine simply transmits a page from one location to another, BowneFaxtm creates a digital file at high resolution and speeds and facilitates work-sharing. In terms of speed, BowneFaxtm shortens turnaround time because pages are read and processed five to ten times faster than standard faxes. In terms of service, BowneFaxtm reduces the time the Company and its clients need to clarify unclear copy changes and significantly enhances accuracy through reduction of editing errors and page tracking.

•	XMarktm, another of the Company’s proprietary technologies, takes input from clients in a variety of formats and allows conversion personnel to produce near-perfect conversions in a single cycle, standardizes the document format, and then produces output in a variety of formats. In terms of speed, XMarktm reduces data conversion and composition production time in the range of 50 to 90 percent.

Marketing and Business Communication

The digital, print-on-demand services offered by the Company through MBC use advanced database technology, coupled with high-speed digital printing, to help clients reach their customers with more targeted levels of customized and personalized communications. Using a model that begins with extensive consultation to ascertain clients’ communications challenges, MBC delivers quality technology-based applications that integrate document creation, content management and distribution methods, including offset and digital printing and electronic delivery.

MBC has developed unique technology solutions that provide the framework to customize each document to meet a client’s unique needs, while maintaining the controls and standards to ensure each personalized communication produced and delivered on our client’s behalf is consistently accurate and of the highest quality, from creation to delivery.

•	Clients are provided with tools to edit and manage their document content repository and order documents for delivery, with an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing, legal and other authorized users.

•	Extensive business logic provides for automated customization and personalization of each document based on the individual client’s needs.

•	Production and distribution methods are flexible to match the needs of our clients with a mix of capabilities for digital print and electronic delivery that can be managed at the single document level.

•	Automated controls incorporated throughout the system, using barcode technology, provide for speed, quality, and audit capabilities for a unique document to be tracked anywhere in the system.

MBC services help clients create, manage and distribute important information, such as statements, enrollment kits, sales kits and marketing collateral. With the ability to provide personalized communications, rather than the conventionally printed generic information, clients are able to achieve higher returns on their marketing dollars and reduce waste. Because of the extensive integration of systems between MBC and its clients, these services tend to involve longer-term relationships. The primary clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies, commercial banks, healthcare providers, and educational services. The acquisition of Vestcom’s Marketing and Business Communications division expands Bowne’s portfolio of services to include data mining and content management, and allows the Company to expand in their current market segments, and to diversify into new industries such as gaming and travel and leisure.

Litigation Solutions

The Company’s litigation solution business consists of DecisionQuest and JFS Litigator’s Notebook® (“JFS”). DecisionQuest is a strategic communications firm which provides trial consulting and jury research, strategic communications, courtroom graphics and presentation technologies, litigation support and case evaluation software, and custom case strategy Web sites. DecisionQuest also owns a 50% interest in CaseSoft, Ltd., which develops software tools used primarily by litigators, litigation paralegals, and investigators. JFS provides custom database management and litigation software application support and training which helps litigation teams work with evidence retrieved from the underlying documents and transcript databases.

The Company’s litigation solutions leverage technology and litigation services expertise to add structure and support to our clients’ litigation process, allowing them to better focus on winning cases instead of managing support services. Our litigation solutions provide legal professionals with a single, expert resource to assist them throughout the entire litigation process — from pre-case strategy development to post-trial support.

Other Information

For each of the last three fiscal years, the Company’s financial print segment has accounted for the largest share of consolidated total revenue, as shown below:

	Year Ended
	December 31,
Type of Service	2005	2004	2003

Transactional financial printing	36%	41%	39%
Compliance reporting	24	22	22
Mutual fund printing	22	19	20
Commercial printing	7	6	6
Other	1	1	1

Financial Print	90	89	88
Marketing and Business Communication	6	6	6
Litigation Solutions	4	5	6

	100%	100%	100%

We have facilities to serve customers throughout the United States, Canada, Europe, Central America, South America and Asia.

Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

The Company maintains conference rooms and telecommunications capabilities at all of its financial print offices for use by clients while transactions are in progress. On-site conveniences are also provided to clients, which promote speed and ease of editorial changes and otherwise facilitate the completion of our clients’ documents. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among clients at different sites.

The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. The Company’s corporate offices are located at 55 Water Street, New York, NY 10041, telephone (212) 924-5500. The Company’s Web site is www.bowne.com. Our Web site contains electronic copies of Bowne news releases and U.S. Securities and Exchange Commission filings, as well as descriptions of Bowne’s corporate governance structure, products and services, and other information about the Company. This information is available free of charge. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Competition

The Company believes that it offers a unique array of services and solutions for its clients. However, competition in the various individual services described above is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product and supporting services.

In transactional financial, compliance reporting and mutual fund printing, the Company competes primarily with two global competitors and regional financial printers having similar degrees of specialization. Some of those financial printers operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Based upon the most recently available published information, the Company is the largest in terms of sales volume in the financial printing market. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

In commercial printing, the Company competes with general commercial printers, which are far more numerous than those in the financial printing market.

The marketing and business communications unit faces diverse competition from a variety of companies including other printers, transfer agents, banks, internet systems integration consultants direct marketing agencies, software providers and other consultants.

Competition in the litigation solutions industry comes primarily from two national competitors and from regional/local competitors as well. The Company believes it is currently a leader in providing trial consulting services to the legal industry.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

The Company’s transactional financial printing service is affected by conditions in the world’s capital markets. Revenue and net income depend upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions.

Revenue derived from compliance reporting is seasonal, with the greatest number of proxy statements and regulatory reports are required during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical as transactional financial printing.

Revenue from the MBC segment is somewhat cyclical based upon capital market activity, and to a lesser extent, trends in the healthcare and travel and leisure industries. The revenue from the insurance industry is seasonal since most of this business occurs during the first quarter of the year.

Research and Development

The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and installation of enhancements to the Company’s proprietary systems.

The Company utilizes a computerized composition and telecommunications system in the process of preparing financial print documents. The Company continues to research and develop its digital print technology, enhancing the services as there are advances in software, hardware, and other related technologies.

As the oldest and largest financial printer in the world, our extensive experience allows us to proactively identify our clients’ needs. Bowne understands the ever-changing aspect of technology in our business, and continues to be on the cutting edge in researching, developing and implementing technological breakthroughs to better serve our clients. Capital investments are made as needed, and technology and equipment is updated as necessary.

Bowne works with industry-leading hardware and software vendors to support the technology infrastructure. Various software tools and programming languages are used within the technical development environment.

Bowne invests in the latest technologies and equipment to constantly improve services and remain on the leading edge. With a technology team comprised of over 300 members (in solutions management, application development and technology operations departments), Bowne is constantly engaged in numerous and valuable systems enhancements.

Bowne has established document management capacity that can be flexed with customer demand. Technology played a key role in achieving this strategy through the extension of the composition network in India. This allows the Company to outsource EDGAR conversions and composition work as needed.

The Company strives to ensure the confidentiality, integrity and availability of our clients’ data. We developed a secure mechanism that, through software logic, secure gateways, and firewalls provides a system that is secure and reliable with full disaster-recovery capability for our clients.

Bowne has been recognized for its technological innovation:

•	Bowne has been named a winner of the 2005 InfoWorld 100 Award in the financial services category and a finalist for the InfoWorld 100 Project of the Year Award. The InfoWorld 100 Awards recognize the real-world technology projects that use technology in smart, innovative and creative ways to meet business and technical objectives. Bowne was recognized for using Fujitsu’s Interstage XWand® to complete the first electronic SEC filing based on the eXtensible Business Reporting Language (XBRL). The filing was conducted as part of the SEC’s new XBRL pilot program.

•	Bowne was a 2003 Wharton Infosys Business Transformation Award Finalist. This national award honors Global 2000 companies that have transformed their business or industry through the creative application of technology. Bowne was recognized primarily for two revolutionary applications: X-Marktm, a file-conversion technology that rapidly converts customer-supplied files into any of a wide variety of other formats, and NetFax, a high-speed, high-resolution digital application for transmitting hand-edited pages.

Patents and Other Rights

The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer composition and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also uses the following service marks: ExpressStartsm and QuickPathsm, and trademarks: BowneFaxtm, BowneFile16®, BowneLink®, CaseMap®, Dealroom Expresstm, DecisionQuest®, 8-K Expresstm, 6-K Expresstm, FundSmith®, Litigation Lifecycle®, JFS Litigator’s Notebook®, RapidViewtm, SecuritiesConnect®, TimeMaptm, and XMarktm.

Sales and Marketing

The Company employs approximately 250 sales and marketing personnel. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales personnel act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions.

During the fiscal year ended December 31, 2005, no customer accounted for 10% or more of the Company’s sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its financial print segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

At December 31, 2005, the Company had approximately 3,100 full-time employees. Relations with the Company’s employees are considered to be good. Approximately two percent of the Company’s employees are members of various unions. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, the Company has affiliations with firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 9% of the Company’s total revenues in 2005, 8% in 2004 and 6% in 2003. During 2005, 2004 and 2003, revenues derived from foreign countries other than Canada totaled $60 million, $57 million and $36 million, respectively, which were all generated from the financial print segment. Canadian revenues were approximately 10%, 8% and 7% of the Company’s total sales in 2005, 2004 and 2003, respectively. During 2005, 2004, and 2003, revenues derived from Canada totaled $68 million, $55 million, and $42 million, respectively.

Item 1A.	Risk Factors

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Our strategy to increase revenue through enhancement and streamlining our operations and acquiring businesses that complement our existing businesses may not be successful, which could adversely affect results and may negatively affect earnings.

36% of our revenue is derived from transactional financial printing services, which are dependent upon the transactional capital markets. We are pursuing strategies designed to improve our transactional financial print product and service offerings, streamline our operations and reduce our costs and grow our non-transactional businesses, including compliance reporting, mutual fund reporting and our digital and personalization business. At the same time we are pursuing a strategy of acquisitions of complementary products and service offerings. We also believe that pursing complementary acquisition opportunities will lead to more stable and diverse recurring revenue. This strategy has many risks, including the following:

•	the pace of technological changes affecting our business segments and our clients’ needs could accelerate, and our products and services could become obsolete before we have recovered the cost of developing them or obtained the desired return on our investment and;

•	product innovations and effectively serving our clients requires a large investment in personnel and training. The market for sales and technical staff is competitive, and we may not be able to attract and retain a sufficient number of qualified personnel.

If we are unsuccessful in continuing to enhance our products and services and acquire products and services, we will continue to be subject to the sometimes volatile swings in the capital markets that directly impact the demand for transactional financial printing services. Furthermore, if we are unable to provide value-added services in areas of document management other than traditional composition and printing, our results may be adversely affected if an increasing number of clients handle this process in-house, to the extent that new technologies allow this process to be conducted internally. We believe that if we are not successful in achieving our strategic objectives within transactional financial printing, growth of our other businesses and acquiring complementary product and service offerings, we may experience decreases in profitability and volume. If this decline in profitability were to continue, without offsetting increases in revenues from other products and services, our business and results of operations would be materially and adversely affected.

Revenue from printed financial documents is subject to regulatory changes and volatility in demand, which could adversely affect our operating results.

We anticipate that our financial print business segment will continue to contribute a material amount to our operating results. The financial print business contributed 90% and 89% of total revenue during 2005 and 2004, respectively. The market for these services depends in part on the demand for printed financial documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments, such as postings of documents on Internet web pages and electronic delivery of offering documents, may adversely affect the demand for printed financial documents and reports.

Recent regulatory developments in the United States and abroad have sought to change the method of dissemination of financial documents to investors and shareholders through electronic delivery rather than through delivery of paper documents. On December 1, 2005, the SEC adopted “access equals delivery” rules which eliminate the requirement to deliver a printed final prospectus, unless requested by the investor. The SEC has also recently proposed rules for the dissemination of proxy materials to shareholders electronically. Regulatory developments which decrease the delivery of printed transactional or compliance documents could harm our business and adversely affect our operating results.

Regulatory developments in the United States have also accelerated the timing for filing periodic compliance reports, such as public company annual reports and interim quarterly reports, and also have changed some of the content requirements requiring greater disclosure in those reports. The combination of shorter deadlines for public company reports and more content may adversely affect our ability to meet our client’s needs in times of peak demand, or may cause our clients to try to exercise more control over their filings by performing those functions in-house.

Our financial print revenues may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own. For example, our clients and their financial advisors have increasingly relied on web-based distributions for prospectuses and other printed materials. Also, the migration from an ASCII-based EDGAR system to an HTML format for SEC public filings eventually may enable more of our clients to handle all or a portion of their periodic filings without the need for our services.

The environment in which we compete is highly competitive, which creates adverse pricing pressures and may harm our business and operating results if we cannot compete effectively.

Competition in our businesses is intense. The speed and accuracy with which we can meet client needs, the price of our services and the quality of our products and supporting services are factors in this competition. In financial print, we compete directly with a number of other financial printers having similar degrees of specialization. Some of those financial printers are subsidiaries or divisions of companies having greater financial resources than those of the Company.

Our digital printing unit faces diverse competition from a variety of industries including, other printers, transfer agents, banks, Internet systems integration consultants, direct marketing agencies, software providers and other consultants. In commercial printing, we compete with general commercial printers, which are far more numerous than those in the financial printing market.

These competitive pressures could reduce our revenue and earnings.

The market for our marketing and business communications services is relatively new and we may not realize the anticipated benefits of our investment.

The personalized communications market is loosely defined with a wide variety of different types of services and product offerings. Moreover, customer acceptance of the diverse solutions for these services and products remains to be proven in the long-term, and demand for discrete services and products remains difficult to predict.

We have made significant investments in developing our capabilities and in the purchase of the marketing and business communications division of Vestcom, which was completed in January 2006.

If we are unable to adequately implement our solutions, generate sufficient customer interest in our solutions or capitalize on sales opportunities, we may not be able to realize the return on our investments that we anticipated. Failure to recover our investment or to not realize sufficient return on our investment may adversely affect our results of operations as well as our efforts to diversify our businesses.

Our business could be harmed if we do not successfully manage the integration of businesses that we acquire.

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. Our acquisition in January 2006 of the marketing and business communications division of Vestcom and its integration with our existing print on demand and personalization business to form Bowne Marketing and Business Communications (MBC) is reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

•	the difficulty of integrating the operations and personnel of the acquired businesses into our ongoing operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays relating to completing acquired development projects and technology integration;

•	a potential increase in our indebtedness and contingent liabilities, which could restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•	the management of geographically remote units;

•	the establishment and maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and clients as a result of any integration of new management personnel;

•	risks of entering markets or types of businesses in which we have either limited or no direct experience;

•	the potential loss of key employees or clients of the acquired businesses; and

•	potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

The acquisition of the business and marketing communications division of Vestcom will require substantial integration and management efforts. As a result of the aforementioned and other risks, we may not realize anticipated benefits from this or other acquisitions, which could adversely affect our business.

We are exposed to risks associated with operations outside of the United States.

We derive approximately 19% of our revenues from various foreign sources, and a significant part of our current operations are outside of the United States. We conduct operations in Canada, Europe, Central America, South America and Asia. In addition, we have affiliations with certain firms providing similar services abroad. As a result, our business is subject to political and economic instability and currency fluctuations in various countries.

The maintenance of our international operations and entry into additional international markets require significant management attention and financial resources. In addition, there are many barriers to competing successfully in the international arena, including:

•	costs of customizing products and services for foreign countries;

•	difficulties in managing and staffing international operations;

•	increased infrastructure costs including legal, tax, accounting and information technology;

•	reduced protection for intellectual property rights in some countries;

•	exposure to currency exchange rate fluctuations;

•	potentially longer sales and payment cycles;

•	potentially greater difficulties in collecting accounts receivable, including currency conversion and cash repatriation from foreign jurisdictions;

•	increased licenses, tariffs and other trade barriers;

•	potentially adverse tax consequences;

•	increased burdens of complying with a wide variety of foreign laws, including employment-related laws, which may be more stringent than U.S. laws;

•	unexpected changes in regulatory requirements; and

•	political and economic instability.

We cannot assure that our investments in other countries will produce desired levels of revenue or that one or more of the factors listed above will not harm our business.

We do not have long-term service agreements in the transactional portion of our financial print business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of our common stock.

A majority of our revenue in our transactional financial print business is derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter is based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally. We have no backlog, within the common meaning of that term; however, within our financial print segment, we maintain a backlog of clients preparing for initial public offerings, or IPOs. This IPO backlog is highly dependent on the capital markets for new issues, which can be volatile.

If we are unable to retain our key employees and attract and retain other qualified personnel, our business could suffer.

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our senior management. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable client relationships and would be difficult to replace. Their departure from the company, if unexpected and unplanned for, could cause a disruption to our business. Our future success also depends in large part on our ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which we operate. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

If we fail to keep our clients’ information confidential or if we handle their information improperly, our business and reputation could be significantly and adversely affected.

We manage private and confidential information and documentation related to our clients’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. If we fail to keep our clients’ proprietary information and documentation confidential, we may lose existing clients and potential new clients and may expose them to significant loss of revenue based on the premature release of confidential information. We may also become subject to civil claims by our clients or other third parties or criminal investigations by appropriate authorities.

Our services depend on the reliability of our computer systems and our ability to implement and maintain information technology and security measures.

Our global platform of services depends on the ability of our computer systems to act efficiently and reliably at all times. Certain emergencies or contingencies could occur, such as a computer virus attack, a natural disaster, a significant power outage covering multiple cities or a terrorist attack, which could temporarily shut down our facilities and computer systems. Maintaining up to date and effective security measures requires extensive capital expenditures. In addition, the ability to implement further technological advances and to maintain effective information technology and security measures is important to each of our business segments. If our technological and operations platforms become outdated, we will be at a disadvantage when competing in our industry. Furthermore, if the security measures protecting our computer systems and operating platforms are breached, we may lose our clients’ business and become subject to civil claims by our clients or other third parties.

Our services depend on third-parties to provide or support some of our services and our business and reputation could suffer if these third-parties fail to perform satisfactorily.

We outsource some of our services to third parties both domestically and internationally. For example, our EDGAR document conversion services for SEC filings substantially rely on independent contractors to provide a portion of this work. If these third parties do not perform their services satisfactorily, if they decide not to continue to provide such services to us on commercially reasonable terms or if they decide to compete directly with us, our business could be adversely affected. We could also experience delays in providing our products and services, which could negatively affect our business until comparable third-party service providers, if available, were identified and obtained. Any service interruptions experienced by our clients could negatively impact our reputation, cause us to lose clients and limit our ability to attract new clients and we may become subject to civil claims by our clients or other third parties. In addition, we could face increased costs by using substitute third-party service providers.

We must adapt to rapid changes in technology and client requirements to remain competitive.

The market and demand for our products and services, to a varying extent, has been characterized by:

•	technological change;

•	frequent product and service introductions; and

•	evolving client requirements.

We believe that these trends will continue into the foreseeable future. Our success will depend, in part, upon our ability to:

•	enhance our existing products and services;

•	successfully develop new products and services that meet increasing client requirements; and

•	gain market acceptance.

To achieve these goals, we will need to continue to make substantial investments in development and marketing. We may not:

•	have sufficient resources to make these investments;

•	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•	be able to market successfully these enhancements and new products once developed.

Further, our products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

The inability to identify, obtain and retain important intellectual property rights to technology could harm our business.

We rely upon the development, acquisition, licensing and enhancement of document composition, creation, production and job management systems, applications, tools and other information technology software to conduct our business. These systems, applications, and tools are “off the shelf” software that are generally available and may be obtained on competitive terms and conditions, or are developed by our employees, or are available from a limited number of vendors or licensors on negotiated terms and conditions. Our future success depends in part on our ability to identify, obtain and retain intellectual property rights to technology, either through internal development or through acquisition or licensing from others. The inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult for us to conduct our business or to timely introduce new technology-based products and services, which could harm our business, financial condition and operating results.

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact the Company

Our business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Increases in the costs of these items may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact our customers’ demand for printing and related services. A severe paper or multi-market energy shortage could have an adverse effect upon many of the Company’s operations.

Item 1B.	Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2.	Properties

Information regarding the material facilities of the Company, as of December 31, 2005, seven of which were leased and seven of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

55 Water Street New York, NY	2026	Customer service center, general office space, computer center, and corporate headquarters.	200,000
800 Central Blvd Carlstadt, NJ	2009	Digital printing plant and general office space.	130,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	73,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	71,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, composition, printing plant and general office space.	51,000
18050 Central Avenue Carson, CA	2014	Printing plant and general office space.	40,000
60 Queen Victoria Street London, England	2020	Customer service center and general office space.	30,000
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, composition, printing plant and general office space.	110,000
411 D Street Boston, MA	Owned	Customer service center, composition, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, composition and general office space.	73,000
1931 Market Center Blvd, Dallas, TX	Owned	Customer service center, composition and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright. In January 2006, the Company completed the relocation of its New York City offices from 345 Hudson Street to 55 Water Street and in February 2006, the Company entered into a 15-year lease agreement for approximately 16,500 square feet of office space at 1 London Wall, London, England. The Company will be relocating its customer service center and offices currently located at 60 Queen Victoria Street, London, England during the first half of 2006. Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding property and equipment leases.

Item 3.	Legal Proceedings

The Company is not involved in any material pending legal proceedings other than routine litigation incidental to the conduct of its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2005.

Supplemental Item.	Executive Officers of the Registrant

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

Philip E. Kucera	Chairman and Chief Executive Officer of the Company since May 2005; previously served as Chief Executive Officer from October 2004 and Interim Chief Executive Officer from May 2004; served as Senior Vice President and General Counsel since December 1998.	63
David J. Shea	President and Chief Operating Officer since October 2004, previously served as President since August 2004 and Senior Vice President and Chief Executive Officer of Bowne Enterprise Solutions, LLC since November 2003; also served as Senior Vice President, President, and Executive Vice President, Business Development and Strategic Technology of Bowne Business Solutions from July 1998.	50
C. Cody Colquitt	Senior Vice President and Chief Financial Officer since March 2001	44
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	53
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary since March 2002; served as Vice President and Associate General Counsel from April 2001; previously Vice President, General Counsel and Secretary of Vital Signs, Inc.	54
Elaine Beitler	President of Bowne Marketing and Business Communications since December 2005; previously served as General Manager of Bowne Enterprise Solutions since 2004 and Senior Vice President of Client Services and Operations for Bowne Enterprise Solutions from 2003, and Chief Technology Officer for Bowne Technology Enterprise since 1998.	46
William P. Penders	Chief Operating Officer of Bowne Financial Print since December 2005; previously served as President of Bowne International and President of the Eastern Region of Bowne Financial Print since 2003, and President of Bowne International since 2000.	44
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; previously Vice President, External Financial Reporting for Winstar Communications, Inc. from August 1999.	41
William J. Coote	Vice President and Treasurer since December 1998.	51

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

Share Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2005 and 2004 by year and quarters.

			Dividends
			Per
	High	Low	Share

2005
Fourth quarter	$15.71	$12.96	$.055
Third quarter	14.96	12.93	.055
Second quarter	15.15	11.65	.055
First quarter	16.16	14.15	.055

Calendar year	16.16	11.65	$.22

2004
Fourth quarter	$16.34	$11.11	$.055
Third quarter	16.02	12.60	.055
Second quarter	17.99	14.81	.055
First quarter	17.90	13.66	.055

Calendar year	17.99	11.11	$.22

The closing price of the Company’s common stock on March 31, 2006 was $16.67 per share, and the number of holders of record on that date was approximately 1,011.

Stock Repurchase

During the fourth quarter of 2004, the Company’s Board of Directors authorized, and the Company entered into, an Overnight Share Repurchase program with Bank of America and repurchased 2,530,000 shares of the Company’s common stock for approximately $40.2 million. The program was completed on May 24, 2005, at which time the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represents the difference between the original share purchase price of $15.75 and the average volume-weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program the Company effected the purchase of 2,696,161 shares of common stock at an average price of $14.85 per share.

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares of common stock under this program. On December 15, 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. Approximately $15 million of the additional $75 million authorized for the repurchase program is expected to be acquired under a Rule 10b5-1 trading plan. The program may be discontinued at any time. As of December 31, 2005 the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million (an average price of $14.12 per share) and through March 31, 2006 the Company has repurchased an additional 0.8 million shares of its common stock under this plan for approximately $11.4 million bringing the average price to $14.33 per share.

Item 6.	Selected Financial Data

Five Year Financial Summary

	Years Ended December 31,
		2004	2003	2002	2001
		Restated	Restated	Restated	Restated
	2005	See Note 2	See Note 2	See Note 2	See Note 2
	(In thousands)

Operating Data
Revenue	$694,140	$671,351	$628,391	$642,471	$723,451
Expenses:
Cost of revenue	(449,764)	(421,707)	(395,998)	(394,544)	(468,137)
Selling and administrative	(190,629)	(198,742)	(182,227)	(198,144)	(207,930)
Depreciation	(26,120)	(25,855)	(29,688)	(31,110)	(33,028)
Amortization	(940)	(730)	(715)	—	(1,165)
Restructuring charges, integration costs and asset impairment charges	(10,410)	(8,132)	(14,471)	(7,035)	(8,857)
Gain (loss) on sale of certain printing assets	—	—	—	15,369	(1,858)
Gain on sale of building	—	896	—	4,889	—
Purchased in-process research and development	—	—	—	—	(800)

Operating income	16,277	17,081	5,292	31,896	1,676
Interest expense	(5,160)	(10,436)	(11,200)	(6,907)	(6,144)
Loss on extinguishment of debt	—	(8,815)	—	—	—
(Loss) gain on sale of marketable securities	(7,890)	—	1,022	—	—
Other income (expense), net	2,839	860	(1,679)	(318)	1,769

Income (loss) from continuing operations before income taxes	6,066	(1,310)	(6,565)	24,671	(2,699)
Income tax (expense) benefit	(5,292)	(1,052)	(2,709)	(8,765)	796

Income (loss) from continuing operations	$774	$(2,362)	$(9,274)	$15,906	$(1,903)

	Years Ended December 31,
		2004	2003	2002	2001
		Restated	Restated	Restated	Restated
	2005	See Note 2	See Note 2	See Note 2	See Note 2
	(In thousands, except per share data)

Balance Sheet Data
Current assets	$370,407	$308,299	$266,000	$269,676	$272,436
Current liabilities	$139,101	$157,387	$179,088	$182,816	$186,556
Working capital	$231,306	$150,912	$86,912	$86,860	$85,880
Current ratio	2.66:1	1.96:1	1.49:1	1.48:1	1.46:1
Plant and equipment, net	$108,260	$95,275	$109,645	$125,984	$141,717
Total assets	$563,248	$661,895	$729,521	$719,918	$652,401
Long-term debt	$76,078	$75,800	$138,000	$140,431	$75,000
Stockholders’ equity	$311,773	$379,941	$360,511	$348,514	$345,097
Per Share Data
Earnings (loss) per share from continuing operations:
Basic	$.02	$(.07)	$(.28)	$.48	$(.06)
Diluted	$.02	$(.07)	$(.28)	$.46	$(.06)
Dividends	$.22	$.22	$.22	$.22	$.22

The financial information for the years prior to fiscal 2005 has been restated to reflect corrections of errors in current and deferred income tax liabilities for these periods, as more fully described in Note 2 to the Consolidated Financial Statements. The restatement had no impact on previously reported revenue, income from continuing operations before income taxes, segment results and net cash flows.

In January 2006, the Company sold its document scanning and coding business, the results of this business are reflected as a discontinued operation and all prior year amounts have been reclassified to reflect this presentation.

In September 2005, the Company sold its globalization business, Bowne Global Solutions (BGS) to Lionbridge. The results of this business are reflected as a discontinued operation and all prior year amounts have been reclassified to reflect this presentation.

The Company sold its document outsourcing business to Williams Lea in November of 2004. The results from this business are also reported as a discontinued operation and all prior years amounts have been reclassified to reflect this presentation. Refer to Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the sale of the Company’s globalization and document outsourcing business. Also refer to Items Affecting Comparability in Management’s Discussion and Analysis of Financial Condition and Results of Operations for other items affecting the comparability of the financial information presented above.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for transactional financial printing or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the year ended December 31, 2005 were impacted by a decrease in revenue from transactional financial print services and an increase in non-transactional revenue compared to the year ended December 31, 2004. The decline in revenue from transactional financial printing was consistent with the overall decline in capital market activity as measured by the number of SEC filings in 2005 as compared to 2004. While overall transactional revenue decreased compared to the prior year, transactional revenue for the second half of 2005 exceeded transactional revenue for the second half of 2004 by $3,350, or 2.5%, as capital market activity increased during the last half of 2005. Transactional revenue for the second half of 2005 was also higher than transactional revenue for the first half of 2005 by $23,416, or 20.7%.

The Company continued to execute on its strategy of focusing on its core financial print and digital print businesses, strengthening its balance sheet, and returning value to its shareholders. On September 1, 2005, the Company sold its globalization business, Bowne Global Solutions (BGS) to Lionbridge Technologies, Inc. (Lionbridge) for total consideration of $193,262, consisting of $130 million in cash and 9.4 million shares of Lionbridge common stock valued at $63,262 on the date of closing. The Company recognized a net gain on the sale of BGS of approximately $671 during 2005. Included in the gain was the recognition of the cumulative foreign currency translation amount related to BGS of approximately $22,617 which was previously included in accumulated other comprehensive income. During the fourth quarter of 2005, the Company sold the 9.4 million shares of Lionbridge common stock for net proceeds of $55.4 million and recognized a loss on the sale of approximately $7.9 million. The globalization business is reflected as a discontinued operation in the accompanying consolidated financial statements, while the loss on the sale of the Lionbridge common stock is reflected in continuing operations. All prior period results have been reclassified to reflect this presentation.

With the proceeds from the sale of BGS in September 2005, and the sale of Bowne Business Solutions in November 2004, the Company repurchased 5.1 million shares for a total of $74.2 million, including 2.4 million shares in 2005 for $34.0 million. On December 15, 2005, the Company’s Board of Directors revised the stock repurchase program to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time during a period of up to two years.

The Company also restructured its organization during the year to better align its operations with the needs of its business and allow local teams to meet clients’ needs more quickly and efficiently. During the fourth quarter of 2005, the Company implemented a plan to achieve $10 million in annualized cost savings, primarily as a result of a reduction in workforce. The Company incurred restructuring expenses of approximately $4.7 million in the fourth quarter associated with these actions.

In January 2006, the Company brought scale to its digital print and personalization business through the acquisition of Vestcom International, Inc.’s Marketing and Business Communications division for $30 million, which is a leading provider of direct marketing and business communications services, including data mining, print-on-demand, web-to-print, and specialized marketing services primarily to the financial services, commercial banking, healthcare insurance, gaming, and travel and leisure industries. Vestcom’s Marketing and Business Communications division will be integrated with Bowne’s similar digital print business, and the combined entity will operate as a separate reportable segment under the name Bowne Marketing and Business Communications (“MBC”). MBC is an important component of the Company’s strategy. The digital print-on-demand business is complementary to the financial print business and is the fastest growing segment of the printing industry. With the acquisition, the Company has expanded its geographic coverage with a broad distributed print-on-demand network, improved its portfolio of services, and diversified into gaming and travel and leisure markets.

During the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable segments: financial print, marketing and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s previous years’ segment information has been restated to conform to the new presentation. The results of the Company’s three reporting segments are discussed below:

•	Financial Print: On a full year basis, this segment reported revenue of $625.1 million for 2005, a $26.3 million, or 4.4%, increase over the prior year. Segment profit for 2005 was $78.8 million, a decrease of approximately $1.7 million, or 2.1%, as compared to 2004. For the fourth quarter of 2005, revenue was $146.7 million, an increase of $13.5 million, or 10.2% over the same period in 2004. Segment profit for the fourth quarter of 2005 was $14.0 million, an increase of approximately $4.4 million, or 45.7%, over the fourth quarter of 2004. The 2005 full year results were impacted by the increase in non-transactional revenue, which includes mutual fund and compliance reporting revenue, which increased approximately 18% and 12%, respectively, for the full year 2005 as compared to 2004, and 27% and 17%, respectively, for the fourth quarter of 2005 as compared to the prior year. Revenue from transactional printing for the full year 2005 decreased approximately 8% compared to 2004 as a result of slower capital market activity. However, positive trends in the capital markets during the fourth quarter of 2005 resulted in an increase of approximately 3.5% in transactional revenue for the fourth quarter of 2005 as compared to the same period in 2004. Transactional revenue of $74.8 million in the fourth quarter of 2005 was the most of any quarter during the year. Historically transactional financial printing is the Company’s most profitable class of service.

•	Marketing and Business Communications: This segment reported revenue of $41.8 million for 2005, a $3.1 million, or 8%, increase over 2004, a result of an increase in personalized documents and related fulfillment services. For the fourth quarter of 2005, revenue increased $0.1 million, or 1%, as compared to the same period in 2004. Segment profit improved by $3.6 million and $0.6 million for the full year and fourth quarter, respectively, as compared to the same periods in 2004, a result of cost-saving initiatives and an increase in revenue from its higher-margin digital services. This business segment has historically been included as a component of the financial print segment. These results do not include the acquisition of the Marketing and Business Communications division of Vestcom International Inc., which was completed in January 2006.

•	Litigation Solutions: Full year and fourth quarter revenue for 2005 decreased $6.7 million, or 20%, and $4.6 million, or 43%, respectively, over the same periods in 2004, primarily due to the completion of large projects in 2004 that were not replaced in 2005. Segment profit decreased by approximately $1.6 million compared to the full year 2004 and by approximately $2.0 million compared to the fourth quarter of 2004. The DecisionQuest Discovery Services component of this business was sold in January 2006. This business is reflected as a discontinued operation in the accompanying consolidated financial statements. All prior period results have been reclassified to reflect this presentation.

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

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for each segment over the last three years:

	2005	2004	2003

Financial Print	$6,114	$3,028	$11,174
Marketing and Business Communications	415	2,771	1,206
Litigation Solutions	—	394	—
Corporate/Other	3,881	1,939	2,091

Total	$10,410	$8,132	$14,471
After tax impact	$6,933	$5,040	$9,811
Per share impact	$0.20	$0.14	$0.29

The actions taken in the year ended December 31, 2005 reflect (i) a reduction in workforce that was implemented in the fourth quarter of 2005, which included the reduction of headcount within the financial print and MBC segments and certain corporate management and administrative functions, (ii) revisions to estimates of costs associated with leased facilities which were exited in prior periods, (iii) the impairment of costs associated with the redesign of the Company’s Intranet and costs associated with internally developed software, and (iv) an impairment charge of $0.9 million related to the impairment of a noncurrent, non-trade receivable related to the sale of assets in the financial print segment in a prior period. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information which follows, as well as in Note 10 to the Consolidated Financial Statements.

Some other transactions that affect the comparability of results from year to year are as follows:

In the fourth quarter of 2005, the Company sold the 9.4 million shares of Lionbridge common stock that were included in the consideration received from the sale of BGS, recognizing a loss on the sale of approximately $5.0 million after tax, or $0.15 per share.

In the third quarter of 2005, the Company sold its globalization business to Lionbridge for approximately $193 million, recognizing a gain on the sale of approximately $.7 million after tax, or $0.02 per share. The results of this business have been reflected as a discontinued operation in the consolidated financial statements for all periods presented.

In the fourth quarter of 2004, the Company sold its document outsourcing business to Williams Lea for $180 million, recognizing a gain of approximately $32.1 million after tax, or $0.89 per share. The results of this business have been reflected as a discontinued operation in the consolidated financial statements for all periods presented.

In the fourth quarter of 2004, the Company prepaid its private placement senior notes, incurring a loss of $5.6 million after tax, or $0.16 per share, primarily related to the make-whole payment.

During 2004, the Company incurred legal and settlement expenses related to the discontinued document outsourcing business of $0.6 million after taxes, or $0.02 per share.

In May 2004, the Company sold its financial print facility in Dominguez Hills, California for net proceeds of $6.7 million, recognizing a gain on the sale of $0.5 million after tax, or $0.02 per share, during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September 2004.

In the third quarter of 2003, the Company recognized a gain on the disposition of long-term investments of $0.4 million after tax, or $0.01 per share.

In the third quarter of 2003, the Company incurred expenses of $0.5 million after tax, or $0.01 per share, related to the prepayment and amendment of the Company’s Revolving Credit Facility and certain private placement notes.

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, during the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable segments: financial print, marketing and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s previous years’ segment information has been restated to conform to the new presentation.

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

As described in Note 2 to the Consolidated Financial Statements, income tax expense for the years ended December 31, 2004 and 2003 has been restated. The restatement had no impact on previously reported revenue, income from continuing operations before income taxes, segment results, or net cash flows.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Print

	Years Ended December 31,
		% of		% of	Year Over Year
Financial Print Results:	2005	Revenue	2004	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$249,588	40%	$272,095	45%	$(22,507)	(8)%
Compliance reporting	166,592	27	148,318	25	18,274	12
Mutual funds	152,785	24	129,222	22	23,563	18
Commercial	45,939	7	40,210	7	5,729	14
Other	10,224	2	8,918	1	1,306	15

Total revenue	625,128	100	598,763	100	26,365	4
Cost of revenue	(388,408)	(62)	(360,630)	(60)	27,778	8

Gross margin	236,720	38	238,133	40	(1,413)	(1)
Selling and administrative	(157,905)	(25)	(157,614)	(26)	291	0

Segment profit	$78,815	13%	$80,519	14%	$(1,704)	(2)%

Other Items:
Depreciation	$(21,235)	(3)%	$(20,853)	(4)%	$382	2%
Restructuring, integration and asset impairment charges	(6,114)	(1)	(3,028)	(1)	3,086	100
Gain on sale of building	—	—	896	0	(896)	(100)

Financial print revenue increased 4% for the year ended December 31, 2005, with the largest class of service in this segment, transactional financial printing, down 8% as compared to the year ended December 31, 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of SEC filings, which also declined year over year. Offsetting the decrease in transactional financial printing revenue was the increase in revenue generated from non-transactional printing services, including mutual fund and compliance reporting revenue. Compliance reporting revenue increased 12% for the year ended December 31, 2005, as compared to the year ended December 31, 2004, due in part to the new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 18%, and commercial revenue increased 14% for the year ended December 31, 2005 compared to the same period 2004, primarily due to the addition of several new clients and additional work from existing clients.

Revenue from the international markets increased 13% to approximately $127,603 for the year ended December 31, 2005, as compared to $112,429 for the year ended December 31, 2004. This increase is primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada, and Asia. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 10% for the year ended December 31, 2005 compared to 2004.

Gross margin of the financial print segment decreased slightly and the margin percentage decreased by approximately 2%. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work also impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.

Selling and administrative expenses remained relatively constant from 2004 to 2005 and as a percentage of revenue decreased approximately one percentage point to 25% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease is primarily due to lower incentive compensation, professional fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher margin transactional financial printing revenue.

The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2005, the Company incurred additional restructuring charges within its financial print segment related to the reduction in workforce announced in the fourth quarter of 2005, the reduction of certain administrative positions which will not be replaced, and revisions to estimates of costs associated with leased facilities which were exited in prior periods, including costs related to the relocation of the London financial print facility. In addition, the Company incurred a $0.9 million impairment charge related to a noncurrent, non-trade receivable related to the sale of assets in a prior period. Total restructuring and asset impairment charges related to the financial print segment for the year ended December 31, 2005 were $6,114, compared to $3,028 for the year ended December 31, 2004.

In May 2004, the Company sold its financial print facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the year ended December 31, 2004. The Company relocated to a new leased facility in Southern California in September 2004.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from this segment decreased 2% for 2005 as compared to 2004, primarily as a result of the decrease in revenue from transactional print services. Segment profit as a percentage of revenue decreased one percentage point to approximately 13% which reflects the decrease in higher margin transactional print revenue. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Marketing and Business Communications

	Years Ended December 31,				Year Over Year
		% of		% of		%
Marketing and Business Communications Results:	2005	Revenue	2004	Revenue	$ Change	Change
	(Dollars in thousands)

Revenue	$41,806	100%	$38,650	100%	$3,156	8%
Cost of revenue	(39,930)	(96)	(36,937)	(96)	2,993	8

Gross margin	1,876	4	1,713	4	163	10
Selling and administrative	(9,753)	(23)	(13,195)	(34)	(3,442)	(26)

Segment loss	$(7,877)	(19)%	$(11,482)	(30)%	$(3,605)	(31)%

Other Items:
Depreciation	$(2,612)	(6)%	$(3,336)	(9)%	$(724)	(22)%
Restructuring, integration, and asset impairment charges	(415)	(1)	(2,771)	(7)	(2,356)	(85)

Revenue increased 8% for the year ended December 31, 2005 as compared to 2004 primarily related to increases in personalization and fulfillment revenue as a result of several new clients, an increase in revenue from existing clients and the continued growth of this segment of the printing industry. Gross margin increased slightly, while the gross margin percentage remained constant at approximately 4% for the year ended December 31, 2005 as compared to 2004, due to the increase in revenue in 2005 as compared to 2004.

Selling and administrative expenses decreased 26% for the year ended December 31, 2005 as compared to 2004, and as a percentage of revenue decreased eleven percentage points. The reduction in selling and administrative expenses is primarily related to the favorable impact of a reduction in the administrative cost base and changes in the sales commission plan for this segment.

Restructuring charges related to this segment amounted to $415 and $2,771 for the years ended December 31, 2005 and 2004, respectively. The costs incurred in 2005 were primarily related to the Company-wide reduction in workforce that was implemented during the fourth quarter of 2005. The restructuring and integration charges that were incurred in 2004 were primary related to costs associated with the consolidation of the Company’s fulfillment operations with its digital print facility, which began in 2003.

As a result of the foregoing, segment loss (as defined in Note 19 to the Consolidated Financial Statements) for this segment improved 31% for the year ended December 31, 2005 as compared to 2004. Segment loss as a percentage of revenue improved eleven percentage points to 19% for the year ended December 31, 2005. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Litigation Solutions

	Years Ended December 31,				Year Over Year
		% of		% of		%
Litigation Solutions Results:	2005	Revenue	2004	Revenue	$ Change	Change
	(Dollars in thousands)

Revenue	$27,206	100%	$33,938	100%	$(6,732)	(20)%
Cost of revenue	(21,355)	(78)	(23,991)	(71)	(2,636)	(11)

Gross margin	5,851	22	9,947	29	(4,096)	(41)
Selling and administrative	(3,853)	(14)	(6,019)	(18)	(2,166)	(36)
Other income	1,271	4	931	3	340	37

Segment profit	$3,269	12%	$4,859	14%	(1,590)	(33)

Other Items:
Depreciation	$(495)	(2)%	$(484)	(1)%	$11	2%
Restructuring, integration and asset impairment charges	—	—	(394)	(1)	(394)	(100)

Revenue decreased 20% and gross margin decreased 41% for the year ended December 31, 2005 compared to 2004. The gross margin percentage decreased seven percentage points to approximately 22% for the year ended December 31, 2005 as compared to 2004. The decline in revenue and gross margin is due to a decrease in higher margin transactional consulting services revenue in 2005, partially offset by an increase in graphics services revenue. In addition, two large consulting projects completed in June and November of 2004 were not replaced in 2005. Gross margin was negatively impacted in 2005 as a result of the decrease in transactional consulting revenue and the absence of large projects similar to the jobs completed in 2004.

Selling and administrative expenses decreased 36% for the year ended December 31, 2005 compared to 2004, while decreasing four percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to lower headcount, as well as a reduction in rent expense and discretionary spending. Also contributing to the decrease in 2005, as compared to 2004 was a decrease in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to the launch of a new marketing and promotional campaign. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses), and certain variable administrative expenses.

Other income increased 37%, primarily related to the increase in income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the year ended December 31, 2005 as compared to the year ended December 31, 2004.

During the second half of 2005, the Company recognized a goodwill impairment charge of $2.2 million related to its document scanning and coding business. As described in Note 3 to the Consolidated Financial Statements, this business was sold in January 2006 and the impairment charge is included in the results from discontinued operations for 2005.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) for this segment decreased $1,590, or 33%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. Segment profit as a percentage of revenue decreased two percentage points to 12% for the year ended December 31, 2005. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Summary

Overall revenue increased $22,789, or 3%, to $694,140 for 2005. The increase is largely attributed to the increase in financial printing, specifically non-transactional financial printing, which includes mutual fund and compliance reporting revenue. Offsetting the increase in non-transactional financial print revenue was a decrease in transactional financial print revenue due to slow capital market activity in 2005 and decreases in revenue from the litigation solutions segment in 2005 as compared to 2004. There was a $5,268, or 2% decrease in gross margin, and the gross margin percentage decreased approximately 2% which is primarily due to the decrease in higher margin transactional print revenue in 2005.

Selling and administrative expenses on a company-wide basis decreased by approximately $8,113, or 4%, to $190,629. This decrease is primarily due to lower incentive compensation, consulting fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts that had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher transactional financial printing revenue. The decrease in selling and administrative expenses is also due to lower labor costs, rent expense, marketing and discretionary costs in the litigations solutions business, and the Company’s continual effort to manage expenses. Shared corporate expenses were approximately $19.2 million in 2005 as compared to approximately $22.1 million in 2004, a decrease of approximately $2.9 million, primarily due to lower incentive compensation and decreases in professional fees and consulting fees associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. These fees were higher in 2004 since that was the initial year of compliance. As a percentage of revenue, overall selling and administrative expenses decreased three percentage points to 27% in 2005.

Depreciation expense remained constant in 2005 as compared to 2004.

There were approximately $10,410 in restructuring, integration, and asset impairment charges during 2005, as compared to $8,132 in 2004, as discussed in Note 10 to the Consolidated Financial Statements.

Interest expense decreased $5,276, or 51%, primarily the result of the Company’s early retirement of its senior notes in December 2004, as described in Note 12 in the Consolidated Financial Statements. Interest expense related to those notes was approximately $4.7 million for the year ended December 31, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs in 2005 as compared to 2004, also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility in 2005 as compared to 2004.

Loss on sale of marketable securities resulted from the sale of the 9.4 million shares of Lionbridge common stock that were included in the consideration received from the sale of BGS as discussed in Note 6 to the Consolidated Financial Statements.

Loss on extinguishment of debt in 2004 resulted from the early retirement of the Company’s senior notes in December 2004. The loss represents the make-whole payment required in accordance with the debt agreement and the write-off of approximately $272 of deferred costs that were previously being amortized over the life of the senior notes, as discussed in Note 12 to the Consolidated Financial Statements.

The gain on the sale of building of $896 for 2004 relates to the sale of the Company’s printing facility in California as discussed in Note 9 to the Consolidated Financial Statements.

Other income was $2,839 for the year ended December 31, 2005 as compared to $860 for the year ended December 31, 2004. Other income increased primarily as a result of an increase in interest income resulting from the increase in cash and cash equivalents and investments in marketable securities in 2005 as compared to 2004.

Income tax expense for 2005 was $5,292 on pre-tax income from continuing operations of $6,066 compared to a tax expense in 2004 of $1,052 on pre-tax loss from continuing operations of $1,310. The size of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

Loss from discontinued operations was $1,378 in 2005 as compared to income of $29,586 in 2004. The 2005 results from discontinued operations include a net gain on the sale of the globalization business of $671 that occurred in September 2005, the results of the discontinued globalization segment until the date of sale, and the results of the document scanning and coding business which was sold in January 2006. The results from discontinued operations for 2004 include the results of the discontinued globalization and document outsourcing businesses, the net gain on the sale of the document outsourcing businesses to Williams Lea in November 2004, and the results of the discontinued document scanning and coding business.

As a result of the foregoing, net loss for 2005 was $604 as compared to net income of $27,224 for 2004.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its financial print segment. Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes for 2005 and 2004 are as follows:

	Year Ended December 31,
	2005	2004

Domestic (United States)	$(111)	$(4,046)
International	6,177	2,736

Income (loss) from continuing operations before taxes	$6,066	$(1,310)

Income from continuing operations before taxes improved in 2005 as compared to 2004. International pre-tax income from continuing operations improved significantly in 2005 as compared to 2004 primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada, and Asia. The international results for 2004 included approximately $1.1 million of restructuring charges, which were primarily related to headcount reductions at the financial print facilities in Paris and Toronto. The international results for 2005 include approximately $3.8 million of restructuring charges which are related to the relocation of the London financial print facility, headcount reductions in London and Toronto and an asset impairment charge of $0.9 million related to the impairment of a noncurrent, non-trade receivable. The improvement in domestic pre-tax income from continuing operations was primarily due to the increase in non-transactional financial printing revenue and was partially offset by a decrease in transactional financial printing revenue within the financial print segment in 2005 as compared to 2004. The domestic results for 2005 included approximately $6.6 million in restructuring charges, integration charges and asset impairment charges related to (i) the impairment of costs associated with the redesign of the Company’s Intranet, (ii) the impairment of internally developed software, and (iii) a reduction in workforce in the financial print segment and certain corporate management and administrative functions that will not be replaced. Also included in the domestic results for 2005 was the loss of approximately $7.9 million related to the sale of the 9.4 million shares of Lionbridge common stock which occurred in the fourth quarter of 2005. The domestic results for 2004 included approximately $7.0 million in restructuring charges, integration charges and asset impairment charges primarily related to the consolidation of certain administrative functions, the relocation of its Southern California financial print facility, and the consolidation of the Company’s fulfillment operations with its digital print facility. The 2004 domestic results also include approximately $8.8 million related to the loss on extinguishment of debt as a result of the early retirement of the Company’s senior notes in December 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Financial Print

	Years Ended December 31,
		% of		% of	Year Over Year
Financial Print Results:	2004	Revenue	2003	Revenue	$ Change	% Change
			(Dollars in thousands)

Revenue:
Transactional financial printing	$272,095	45%	$244,742	44%	$27,353	11%
Compliance reporting	148,318	25	142,293	26	6,025	4
Mutual funds	129,222	22	125,159	22	4,063	3
Commercial	40,210	7	37,128	7	3,082	8
Other	8,918	1	6,272	1	2,646	42

Total revenue	598,763	100	555,594	100	43,169	8
Cost of revenue	(360,630)	(60)	(331,156)	(60)	29,474	9

Gross margin	238,133	40	224,438	40	13,695	6
Selling and administrative	(157,614)	(26)	(145,290)	(26)	12,324	8

Segment profit	$80,519	14%	$79,148	14%	$1,371	2%

Other Items:
Depreciation	$(20,853)	(4)%	$(23,784)	(4)%	$(2,931)	(12)%
Restructuring, integration and asset impairment charges	(3,028)	(1)	(14,471)	(3)	(11,443)	(79)
Gain on sale of building	896	0	—	—	896	100

Financial print revenue increased 8% for the year ended December 31, 2004 compared to the year ended December 31, 2003, with the largest class of service in this segment, transactional financial printing, up 11% in 2004. There was increased transactional activity in the first half of 2004 over the same period in 2003. This was partially offset by lower activity in the second half of 2004 compared to that of 2003. Revenue from the international market increased 44% to approximately $112,429 for the year ended December 31, 2004, as compared to $78,016 for the year ended December 31, 2003. This increase was primarily due to increased transactional market activity in all international markets, as well as increases in mutual fund and commercial revenue during 2004 as compared to 2003. Some of the increase in revenue was also attributable to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 35% for the year ended December 31, 2004 compared to 2003. The increase in the international markets was driven primarily by higher revenue in Asia, which rebounded from the impact of the SARS outbreak and its effect on the Asian capital markets in 2003. In addition, the Company provided services on three large projects in Asia in the fourth quarter which accounted for approximately 11% of the total revenue from international markets for the year.

Compliance reporting revenue increased 4% for the year ended December 31, 2004 as compared to 2003. Improvement in compliance reporting revenue was linked to the new SEC regulations and the extensive disclosure requirements under which the Company’s clients are required to comply.

Mutual fund services revenue increased 3% for the year ended December 31, 2004, despite tightened spending by certain mutual fund clients and the loss of some clients due to pressure from competitive pricing. The increase was due to the addition of several new clients and additional work from existing clients.

Gross margin of the financial print segment increased by 6%, and the margin percentage remained constant at approximately 40%. The increased activity in transactional financial printing positively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. Gross margins were negatively impacted due to the competitive pricing pressure in the IPO market along with higher employee compensation and benefit costs.

Selling and administrative expenses increased 8%. This increase is primarily the result of expenses that were directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses, along with higher employee benefit costs. As a percent of revenue, selling and administrative expenses remained constant at approximately 26% for the year ended December 31, 2004 compared to 2003.

The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2004, the Company initiated cost reductions aimed at increasing operational efficiencies, including the consolidation of certain administrative functions, and the relocation of its Southern California financial print facility. Total restructuring and asset impairment charges related to the financial print segment for the year ended December 31, 2004 were $3,028 compared to $14,471 for the year ended December 31, 2003.

In May 2004, the Company sold its financial print facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the year ended December 31, 2004. The Company relocated to a new leased facility in Southern California in September 2004.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from this segment increased 2% for 2004 as compared to 2003 primarily as a result of increased revenue. Segment profit as a percentage of revenue remained flat at approximately 14% for both years. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Marketing and Business Communications

	Years Ended December 31,
		% of		% of	Year Over Year
Marketing and Business Communications Results:	2004	Revenue	2003	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$38,650	100%	$35,262	100%	$3,388	10%
Cost of revenue	(36,937)	(96)	(36,273)	(103)	664	2

Gross margin	1,713	4	(1,011)	(3)	2,724	269
Selling and administrative	(13,195)	(34)	(16,248)	(46)	(3,053)	(19)

Segment loss	$(11,482)	(30)%	$(17,259)	(49)%	$(5,777)	(33)%

Other Items:
Depreciation	$(3,336)	(9)%	$(3,569)	(10)%	$(233)	(7)%
Restructuring, integration, and asset impairment charges	(2,771)	(7)	(1,206)	(3)	1,565	130

Revenue increased 10% for the year ended December 31, 2004 as compared to 2003, primarily related to increases in personalization revenue due to the addition of several new clients in the financial services industry resulting from investments made to improve the product offering. The increase in personalization revenue was offset slightly by a decrease in fulfillment revenue. Gross margin improved significantly and the gross margin percentage increased seven percentage points to approximately 4% for the year ended December 31, 2004 as compared to 2003. The improvements in gross margin and gross margin percentage are primarily attributable to the consolidation of the Company’s fulfillment operations with its digital print facility in 2004, which was aimed at improving efficiency.

Selling and administrative expenses decreased 19% for the year ended December 31, 2004 as compared to 2003, and as a percentage of revenue decreased twelve percentage points to 34% for 2004. The reduction in selling and administrative expenses is primarily related to the favorable impact of a reduction in the sales and administrative cost bases.

Restructuring, integration and asset impairment charges related to this segment amounted to $2,771 and $1,206 for the years ended December 31, 2004 and 2003, respectively. The costs incurred in 2004 and 2003 were primarily related to the consolidation of the Company’s fulfillment operations with its digital print facility.

As a result of the foregoing, segment loss (as defined in Note 19 to the Consolidated Financial Statements) for this segment declined 33% for the year ended December 31, 2004 as compared to 2003. Segment loss as a percentage of revenue improved nineteen percentage points to (30)% for the year ended December 31, 2005. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Litigation Solutions

	Years Ended December 31,
		% of		% of	Year Over Year
Litigation Solutions Results:	2004	Revenue	2003	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$33,938	100%	$37,535	100%	$(3,597)	(10)%
Cost of revenue	(23,991)	(71)	(28,344)	(75)	(4,353)	(15)

Gross margin	9,947	29	9,191	25	756	8
Selling and administrative	(6,019)	(18)	(5,257)	(14)	762	15
Other income	931	3	(106)	(1)	1,037	978

Segment profit	$4,859	14%	$3,828	10%	1,031	27

Other Items:
Depreciation	$(484)	(1)%	$(541)	2%	$(57)	(11)%
Restructuring, integration and asset impairment charges	(394)	(1)	—	—	394	100

Revenue decreased 10% for the year ended December 31, 2004 compared to 2003 and gross margin percentage increased four percentage points to 29% for the year ended December 31, 2004 as compared to 2003. The decrease in revenue is primarily due to the loss of a large client in the fourth quarter of 2003 and a reduction in graphics services revenue in 2004. Gross margin was positively impacted in 2004 by improved utilization of in-house staff in lieu of contractors.

Selling and administrative expenses increased 15% for the year ended December 31, 2004 compared to 2003. The increase in selling and administrative expenses is primarily due to an increase in marketing expenses at DecisionQuest due to expenses incurred in 2004 related to the launch of a new marketing and promotional campaign.

Other income increased significantly due to the income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the year ended December 31, 2004 as compared to the year ended December 31, 2003.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) for this segment increased $1,031 or 27% for the year ended December 31, 2004, compared to the year ended December 31, 2003. Segment profit as a percentage of revenue increased four percentage points to 14% for the year ended December 31, 2004. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Summary

Overall revenue increased $42,960, or 7%, to $671,351 for 2004, compared to 2003. The increase is largely attributed to the increase in financial printing, specifically transactional financial printing during the first half of 2004, which was offset significantly by the unfavorable results in the second half of 2004 as compared to the same period in 2003. There was a $17,251, or 7%, increase in gross margin, and the gross margin percentage remained flat at approximately 37%.

Selling and administrative expenses on a company-wide basis increased by approximately $16,515, or 9%, to $198,742. This increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. The increase is also due to higher professional fees, marketing, and travel-related expenses, offset by decreases in pension and bad debt expense. The increase in professional fees is primarily from consulting projects related to long-term strategic planning initiatives, recruiting fees, legal fees, and Sarbanes-Oxley compliance costs. Shared corporate expenses were approximately $22,062 in 2004 as compared to approximately $15,655 in 2003, an increase of approximately $6.4 million, primarily due to increased incentive compensation and consulting expenses, offset by reduced salaries due to headcount reductions. As a percentage of revenue, overall selling and administration expenses remained constant at 29%.

Depreciation decreased approximately $3,833 primarily as a result of reduced capital expenditures in recent years.

There were approximately $8,132 in restructuring, integration, and asset impairment charges during 2004, as compared to $14,471 in 2003, as discussed in Note 10 to the Consolidated Financial Statements.

Interest expense decreased $764, or 7%, primarily as a result of lower average borrowings in 2004 ($147 million for the year ending December 31, 2004, as compared to $175 million for the year ending December 31, 2003) offset by a slightly higher average interest rate in 2004 (6.2% for the year ended December 31, 2004, as compared to 5.6% for the year ended December 31, 2003).

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

Other income (expense), net, was $860 for the year ended December 31, 2004 as compared to $(1,679) for the year ended December 31, 2003. The change was primarily due to fluctuations in foreign currency translations gains and losses, and legal settlement expenses incurred during the year ended December 31, 2003.

Income tax expense for 2004 was $1,052 on a pre-tax loss from continuing operations of $1,310, compared to a tax expense in 2003 of $2,709 on a pre-tax loss from continuing operations of $6,565. The size of the non-deductible expenses, primarily meals and entertainment, is relatively unchanged from year to year, and the rate applied to U.S. taxable income (loss) was approximately 39% for both years.

Net income from discontinued operations in 2004 was $29,586 as compared to a net loss of $2,786 for 2003. The increase is primarily due to the gain on the sale of the document outsourcing business to Williams Lea in November 2004, as described in Note 3 to the Consolidated Financial Statements. The results from discontinued operations for 2004 and 2003 include the results of the discontinued document outsourcing, document scanning and coding, and globalization businesses.

As a result of the foregoing, net income for 2004 was $27,224 as compared to a net loss of $12,060 for 2003.

Domestic Versus International Results of Operations

The Company’s international operations are all in its financial print segment. Domestic (U.S.) and international components of (loss) income from continuing operations before income taxes for 2004 and 2003 are as follows:

	Year Ended December 31,
	2004	2003

Domestic (U.S.)	$(4,046)	$7,002
International	2,736	(13,567)

Loss from continuing operations before taxes	$(1,310)	$(6,565)

Pre-tax loss from domestic operations increased significantly in 2004 due to the loss on the early retirement of the senior notes, and increased corporate spending.

International pre-tax income (loss) from continuing operations improved in 2004 compared to 2003 primarily due to the improvement in the financial print segment’s results due to the increased transactional market activity in international markets during 2004. In addition, the international results for 2003 included restructuring charges of approximately $7.2 million primarily associated with the closing of the London financial printing facility and a portion of the London financial printing customer service center.

2006 Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets, and excludes the effect of potential dilution from the Convertible Subordinated Debentures and the impact from any future purchases under our share repurchase program. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7.

Full Year 2006

Revenues:	$755 to $840 million
Financial Print	$600 to $660 million
Marketing and Business Communications	$130 to $150 million
Litigation Solutions	$25 to $30 million
Segment Profit:
Financial Print	$75 to $95 million
Marketing and Business Communications	$2 to $9 million
Litigation Solutions	$3 to $5 million
Corporate/Other:
Corporate expenses	$17 to $20 million
Integration, restructuring and impairment charges	$12 to $16 million
Depreciation and amortization	$28 to $30 million
Interest expense	$5 million
Diluted earnings per share from continuing operations	$0.29 to $0.67
Diluted earnings per share from continuing operations, excluding integration, restructuring and impairment charges	$0.50 to $0.95
Diluted shares	33.3 million
Capital expenditures (including $3 million related to the New York City office relocation)	$25 to $29 million

The results of the Marketing and Business Communications segment include the results of the January 2006 acquisition of the marketing and business communications division of Vestcom International, Inc.

Liquidity and Capital Resources

Liquidity and Cash Flow information:	2005	2004	2003

Working capital	$231,306	$150,912	$86,912
Current ratio	2.66 to 1	1.96 to 1	1.49 to 1
Net cash provided by operating activities	$17,806	$16,142	$18,189
Net cash provided by (used in) investing activities	$51,170	$125,919	$(23,188)
Net cash used in financing activities	$(33,359)	$(97,849)	$(10,872)
Capital expenditures	$(40,250)	$(17,962)	$(13,736)
Proceeds from the sale of subsidiaries (The amount for 2005 includes the proceeds received from the sale of the Lionbridge common stock)	$164,282	$167,264	—
Acquisitions, net of cash acquired	—	$(3,500)	—
Average days sales outstanding	70	65	64

Overall working capital increased approximately $80.4 million at December 31, 2005, as compared to 2004. The increase in working capital results from several factors. The primary reason for the increase in working capital is the increase in cash and marketable securities of approximately $115.6 million. Contributing to that increase was approximately $164.3 million of net proceeds received from the sale of the globalization business in September 2005 and the sale of 9.4 million shares of Lionbridge common stock in December 2005. Also contributing to the increase in working capital are increases in accounts receivable of $15.0 million and inventory of $5.4 million as of December 31, 2005 as compared to 2004. In addition there was a decrease in accrued compensation and benefits primarily related to a decrease in accrued bonuses as well as decreases in accrued worker’s compensation and medical benefit claims as of December 31, 2005 as compared to 2004. Offsetting the increases in working capital as of December 31, 2005 as compared to 2004 were the following: (i) the Company repurchased approximately 2.4 million shares of its common stock for approximately $34.0 million in 2005, (ii) the Company contributed $12.25 million to the pension plan in September 2005, (iii) the Company incurred costs of approximately $25.2 million in 2005 related to capital expenditures associated with the relocation of its corporate office and New York City based operations to 55 Water Street which occurred in January 2006, and (iv) increases in accrued expenses primarily due to an increase in accrued restructuring as a result of the reduction in workforce that occurred in the fourth quarter of 2005.

During the fourth quarter of 2004, the Company’s Board of Directors authorized, and the Company entered into, an Overnight Share Repurchase program with Bank of America and repurchased 2,530,000 shares of the Company’s common stock for approximately $40.2 million. The program was completed on May 24, 2005, at which time the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represents the difference between the original share purchase price of $15.75 and the average volume-weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program the Company effected the purchase of 2,696,161 shares of its common stock at an average price of $14.85 per share.

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares of its common stock under this program. On December 15, 2005 the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. Approximately $15 million of the additional $75 million authorized for the repurchase program is expected to be acquired under a Rule 10b5-1 trading plan. The program may be discontinued at any time. As of December 31, 2005 the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million (an average price of $14.12 per share) and through March 31, 2006 the Company has repurchased an additional 0.8 million shares of its common stock under this plan for approximately $11.4 million bringing the average price to $14.33 per share.

In May 2005, the Company completed its $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. The Facility replaced the $115 million 3-year senior unsecured revolving credit facility that was scheduled to expire in July 2005. The Facility expires in May 2010. All of the borrowings were available to the Company under this Facility as of December 31, 2005. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of December 31, 2005. The components of the Company’s debt and available borrowings are described more fully in Note 12 to the Consolidated Financial Statements.

It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its working capital; the heaviest period is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Capital expenditures for the year ended December 31, 2005 were $40.3 million which includes $25.2 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street which occurred in January 2006. For the full year 2006, the Company plans capital spending of approximately $25 million to $29 million, of which $3 million is related to this relocation. As detailed in Note 15 to the Consolidated Financial Statements, the lease has an initial term of 20 years for approximately 200,000 square feet. As detailed in the company’s 8-K filed on February 9, 2006, the Company entered into a lease for approximately 16,500 square feet of office space at 1 London Wall, London, England and will be relocating its customer service center and offices currently located at 60 Queen Victoria Street, London, England. The term of the lease is 15 years and will commence upon the completion of leasehold separation work, which is required to be completed within ten weeks from the execution of the agreement. The separation and build out costs are estimated to be approximately $3.2 million and are expected to be incurred in the first half of 2006.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding were 70 days for the year ended December 31, 2005 as compared to 65 days in 2004. The Company had net cash provided by operating activities of $17,806, $16,142 and $18,189 for the years ending December 31, 2005, 2004, and 2003, respectively. The slight increase in cash provided by operating activities from 2004 to 2005 was impacted by the cash used in discontinued operations of approximately $1.5 million in 2005 as compared to cash used in discontinued operations in 2004 of approximately $12.1 million and a decrease of approximately $6.0 million in contributions to the pension plan in 2005 as compared to 2004. Offsetting these increases in cash provided by operating activities were larger amount of bonuses paid in 2005 as compared to 2004, an increase in the cash paid for taxes and an increase in inventory as of December 31, 2005 which is primarily related to the increase in financial print activity during the fourth quarter of 2005. The decrease in cash flows from operating activities from 2003 to 2004 is primarily due to the increase in contributions to the pension plan and supplemental retirement plan in 2004 as compared to 2003. The Company contributed approximately $25 million in 2004 as compared to approximately $9 million in 2003. In addition, there was a slight increase in accounts receivable in 2004 as compared to 2003. Offsetting the decrease in cash used in operating activities from 2003 to 2004 was an increase in accounts payables from 2003 to 2004 as compared to a significant decrease from 2002 to 2003.

Net cash provided by (used in) investing activities was $51,170, $125,919, and ($23,188) for the years ended December 31, 2005, 2004, and 2003, respectively. Cash provided by investing activities in 2005 and 2004 is driven by the sale of the globalization business in 2005 and the document outsourcing business in 2004. The Company realized total net proceeds of $164,282 from the sale of the globalization business and the ultimate sale of the Lionbridge common stock received in the sale. The Company realized total net proceeds of $167,264 from the sale of the document outsourcing business in 2004. The remaining change in net cash provided by investing activities from 2004 to 2005 was primarily due to (i) an increase in the purchase of marketable securities in 2005 as compared to 2004, (ii) an increase in capital expenditures in 2005 as compared to 2004, which is attributed to approximately $25.2 million incurred in 2005 associated with the Company’s New York City offices relocation to 55 Water Street in January 2006, and (iii) net proceeds received in 2004 from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004. In addition, the Company acquired Tri-Coastal Legal Technologies in the fourth quarter of 2004 for approximately $3,500. The change in cash flows used in investing activities in 2003 to cash flows provided by investing activities in 2004 is primarily due to the receipt of the proceeds from the sale of the outsourcing business which occurred in the fourth quarter of 2004 and the receipt of the proceeds from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004. Offsetting these increases were a higher amount of capital expenditures in 2004 as compared to 2003 and the cash used in the purchase of marketable securities and the acquisition of Tri-Coastal Legal Technologies in the fourth quarter of 2004.

Net cash used in financing activities was $33,359, $97,849 and $10,872 for the years ended December 31, 2005, 2004, and 2003, respectively. The decrease in net cash used in financing activities from 2004 to 2005 was primarily due to the Company’s early retirement of its $60 million senior notes in the fourth quarter of 2004 and the repurchases of approximately 2.5 million shares of the Company’s common stock in 2004 for approximately $40,180 as compared to the repurchases of approximately 2.4 million shares of the Company’s common stock in 2005 for approximately $33,970. Offsetting the decreases in cash used in financing activities from 2004 to 2005 was a decrease of $12,458 of proceeds received from stock option exercises in 2005 as compared to 2004. The change in cash used in financing activities from 2003 to 2004 was primarily due to the Company’s early retirement of its $60 million senior notes in the fourth quarter of 2004, an increase in the cash received from stock option exercises in 2004 as compared to 2003, and the repurchases of approximately 2.5 million shares of the Company’s common stock in 2004.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

The Company’s debt consists primarily of the convertible subordinated debentures issued in a private placement in September 2003. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

The Company and its subsidiaries also occupy premises and utilize equipment under operating leases that expire at various dates through 2026. In accordance with generally accepted accounting principles, the obligations under these operating leases are not recorded on the Company’s balance sheet. Many of these leases provide for payment of certain expenses and contain renewal and purchase options.

The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility has a term of four years, with expected minimum lease payments remaining of approximately $2.5 million in 2006 and $1.0 million in 2007. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $9.2 million as of December 31, 2005.

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term debt obligations(1)	$75,750	$200	$550	$75,000	$—	$—	$—
Operating lease obligations(2) (3) (4)	229,294	22,805	22,903	19,598	16,521	13,608	133,859
Capital lease obligations	780	252	272	199	35	22
Synthetic lease obligation(5)	9,821	2,455	7,366	—	—	—	—
Unconditional purchase obligations(6)	22,278	10,410	5,868	6,000	—	—	—

Total contractual cash obligations	$337,923	$36,122	$36,959	$100,797	$16,556	$13,630	$133,859

(1)	The debt payment information presented above assumes that the Company’s convertible subordinated debentures issued in September 2003 will either be redeemed by the Company or repurchased from the holders in October 2008, the earliest date upon which redemption or repurchase may occur. Refer to Note 12 to the Consolidated Financial Statements for additional information regarding the redemption and repurchase provisions of the debentures.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $3.4 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	The operating lease obligations shown in the table include the minimum annual rental commitments related to the 20-year lease entered into in February 2005 pertaining to the Company’s relocation of its primary New York City offices from 345 Hudson Street to 55 Water Street, which commenced in January 2006.

(4)	The operating lease obligations shown in the table include the minimum annual rental commitments related to the 15-year lease entered into in February 2006 pertaining to the Company’s relocation of its customer service center and offices currently located at 60 Queen Victoria Street, London, England to 1 London Wall, London England. The rent commencement date is February 1, 2009 and the base rent is approximately £643,500 per year (approximately US$1.1 million per year at current exchange rates).

(5)	The synthetic lease payments indicated in the table assume that the Company would exercise its option to purchase the equipment at the end of the lease for approximately $6.3 million, which represents the estimated residual value of the equipment at the end of the lease.

(6)	Unconditional purchase obligations primarily represent commitments for services ($15,621) and capital expenditures ($6,657). Capital expenditures include approximately $3.2 million related to separation and build out costs pertaining to the relocation of the Company’s London facilities, which are expected to be incurred during the first half of 2006 and approximately $3.0 million related to remaining capital expenditures associated with the New York City office relocation.

As discussed in Note 14 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. In 2006, the Company is not required to make any contributions to its pension plan and estimates it will contribute approximately $8 million to its supplemental retirement plan. During 2005, the Company made approximately $19 million in pension and supplemental retirement plan contributions.

The Company has issued standby letters of credit in the ordinary course of business totaling $4,996. These letters of credit expire in 2006 ($4,403) and 2007 ($593). In addition pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company has delivered to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. The amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010, or remain outstanding beyond October 1, 2008.

The Company has issued a guarantee, pursuant to the terms of the lease entered into in February 2006 for the relocation of its London facilities. The term of the lease is 15 years and the rent commencement date is February 1, 2009. The guarantee is effective through the term of the lease, which expires in 2021.

During 2004, the Company issued a guarantee related to a lease agreement for facilities occupied by its wholly-owned subsidiary in the litigation support services business. The minimum annual commitment under this lease agreement is $821 as of December 31, 2005. The guarantee is effective through the term of the lease, which expires in October 2011.

The Company does not use derivatives, variable interest entities, or any other form of off-balance sheet financing (other than the synthetic lease discussed above).

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting polices are disclosed in Note 1 to the Consolidated Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of revenue, allowance for doubtful accounts, valuation of goodwill and other intangible assets, income tax provision and deferred taxes, restructuring costs, actuarial assumptions for employee benefit plans, and contingent liabilities related to litigation and other claims and assessments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While management believes that the estimates and assumptions it uses in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome, and therefore, actual results could differ from these estimates.

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

In accordance with Statement of Financial Accounting Standard No. 141 (“SFAS 141”), “Business Combinations,” the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are amortized to expense over time, while purchase price allocated to in-process research and development, if any, is recorded as a charge at the acquisition date if it is determined that it has no alternative future use. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill and other indefinite lived intangible assets. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

The Company has acquired certain identifiable intangible assets in connection with its acquisitions of DecisionQuest in 2002, and Tri-Coastal in 2004. These identifiable intangible assets primarily consist of the value associated with customer relationships, trade name, and covenants not to compete. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent third party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the trade name was determined using an estimated market-based royalty rate applied to projected future revenue. The value of the covenant not to compete was determined using a discounted cash flow methodology. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. At December 31, 2005, our goodwill balance was $36,205.

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

Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. The fair value of the Company’s reporting units was estimated based on discounted expected future cash flows. Additionally, an assumed terminal growth rate was used to project future cash flows beyond base years. The estimates and assumptions regarding expected cash flows, terminal growth rates and the discount rate require considerable judgment and are based upon historical experience, financial forecasts, and industry trends and conditions. These assumptions are consistent with the plans and estimates we use to manage the underlying business.

A decline in expected cash flows or the estimated terminal value could cause reporting units to be valued differently. If the reporting units do not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Company’s reporting units. Additionally, an increase in the assumed discount rate could also result in goodwill impairment. Based upon our analysis, the Company concluded that there was an impairment of goodwill related to the document scanning and coding business and originally recorded an impairment charge of $2.1 million during the third quarter ended September 30, 2005 based upon the unit operating losses during the year-to-date period. This is a business that the Company retained after it sold its document outsourcing business in 2004. The business was sold in January 2006 and the net assets of the business were further written down an additional $0.1 million in the fourth quarter ended December 31, 2005 to reflect the fair value as determined in the asset purchase agreement. The results of operations from this business are reported as discontinued operations in the Consolidated Financial Statements for all periods presented.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue related to its financial print segment and marketing and business communications segment when services are completed or when the printed documents are shipped to customers. Revenue for completed but unbilled projects is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company recognizes revenue from services provided in its litigation solutions services segment as the services are performed for time and material projects or when projects are completed for fixed fee arrangements. Software subscription revenue from the litigation solutions segment is paid in advance and recorded as deferred revenue and recognized over the life of the contract, generally one year.

Allowance for Doubtful Accounts — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2005, the Company had an allowance for doubtful accounts of $9,274.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 “SFAS No. 109”, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2005 and 2004, the Company had deferred tax assets in excess of deferred tax liabilities of $35,361 and $28,712, respectively. At December 31, 2005 and 2004, management determined that it is more likely than not that $33,628 and $28,359, respectively, of such assets will be realized, resulting in a valuation allowance of $1,733 and $353, respectively, which are related to certain foreign net operating losses and foreign capital losses which may not be utilized in future years.

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

Accounting for Pensions — The Company sponsors a defined benefit pension plan in the United States. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. This delayed recognition of actual results allows for a smoothed recognition of changes in benefit obligations and plan performance over the working lives of the employees who benefit under the plan. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 5.75% at December 31, 2005, compared to 6.00% at December 31, 2004 and 6.25% at December 31, 2003. The 6.00% percent at December 31, 2004 was used to calculate the 2005 pension expense. Each 0.5 percentage point change in the discount rate would result in an $8.1 million change in the projected pension benefit obligation and a $0.82 million change in pension expense.

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. From 1998 to 2001, the Company had been using an expected return on plan assets assumption of 9.5%, which was consistent with the long-term asset returns of the portfolio. In 2002, management lowered the expected rate of return assumption to 9.0%, and during 2003 lowered it again to 8.5% due to the expected lower future performance of the U.S. equity markets. For 2005 and 2004 it has remained at 8.5%. Each 0.5 percentage point change in the assumed long-term rate of return would result in a $0.43 million change in pension expense.

The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past three years.

Restructuring Accrual — During fiscal years 2005, 2004, and 2003, the Company recorded significant restructuring charges. Prior to the fourth quarter of 2002, these costs were accrued in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” During the fourth quarter of 2002, the Company adopted Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, the liability was recognized at the commitment date to an exit plan.

Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. The Company adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the SEC adopted a new rule deferring the effective date of SFAS 123(R) for public companies until the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. In accordance with the new rule, the Company will adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards using the modified prospective method. The Company is completing its evaluation of the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in Note 1 to the Condensed Consolidated Financial Statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. As discussed in Note 12 to the Consolidated Financial Statements, the Company entered into a new five-year $150 million senior unsecured revolving credit facility in May 2005 which replaced the $115 million three-year revolving credit facility that was scheduled to expire July 2005. Borrowings under the new revolving credit facility bear interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the year ended December 31, 2005, there was a minimal average outstanding balance under the revolving credit facility and there was no outstanding balance as of December 31, 2005, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the year ended December 31, 2005.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $14,530, $11,802 and $25,290 in its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $90.7 million as of December 31, 2005, primarily consisting of auction rate securities. These securities are fixed income securities with minimal market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.

We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Consolidated Financial Statements as of December 31, 2004 and for each of the years ended December 31, 2004 and 2003 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bowne  & Co., Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control  —  Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
New York, New York

April 10, 2006

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
		2004	2003
		Restated	Restated
	2005	See Note 2	See Note 2
	(In thousands, except per share information)

Revenue	$694,140	$671,351	$628,391
Expenses:
Cost of revenue	(449,764)	(421,707)	(395,998)
Selling and administrative	(190,629)	(198,742)	(182,227)
Depreciation	(26,120)	(25,855)	(29,688)
Amortization	(940)	(730)	(715)
Restructuring charges, integration costs and asset impairment charges	(10,410)	(8,132)	(14,471)
Gain on sale of building	—	896	—

	(677,863)	(654,270)	(623,099)

Operating income	16,277	17,081	5,292
Interest expense	(5,160)	(10,436)	(11,200)
Loss on extinguishment of debt	—	(8,815)	—
(Loss) gain on sale of marketable securities	(7,890)	—	1,022
Other income (expense), net	2,839	860	(1,679)

Income (loss) from continuing operations before income taxes	6,066	(1,310)	(6,565)
Income tax expense	(5,292)	(1,052)	(2,709)

Income (loss) from continuing operations	774	(2,362)	(9,274)
Discontinued operations:
Gain on sale of subsidiary, net of tax	671	32,054	—
Loss from discontinued operations, net of tax	(2,049)	(2,468)	(2,786)

Net (loss) income from discontinued operations	(1,378)	29,586	(2,786)

Net (loss) income	$(604)	$27,224	$(12,060)

Earnings (loss) per share from continuing operations:
Basic	$.02	$(.07)	$(.28)
Diluted	$.02	$(.07)	$(.28)
(Loss) earnings per share from discontinued operations:
Basic	$(.04)	$.83	$(.08)
Diluted	$(.04)	$.83	$(.08)
Total (loss) earnings per share:
Basic	$(.02)	$.76	$(.36)
Diluted	$(.02)	$.76	$(.36)

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
		2004
		Restated
	2005	See Note 2
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$96,839	$51,557
Marketable securities	90,675	20,371
Accounts receivable, less allowances of $9,274 (2005) and $9,327 (2004)	126,847	111,857
Inventories	25,957	20,559
Prepaid expenses and other current assets	28,862	22,030
Assets held for sale	1,227	81,925

Total current assets	370,407	308,299
Property, plant and equipment at cost, less accumulated depreciation of $256,593 (2005) and $268,457 (2004)	108,260	95,275
Other noncurrent assets:
Goodwill	36,205	36,187
Intangible assets, less accumulated amortization of $2,385 (2005) and $1,445 (2004)	14,955	15,028
Deferred income taxes	20,823	24,016
Other	12,598	14,342
Assets held for sale	—	168,748

Total assets	$563,248	$661,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$452	$200
Accounts payable	31,705	31,638
Employee compensation and benefits	43,229	48,565
Accrued expenses and other obligations	63,575	38,985
Liabilities held for sale	140	37,999

Total current liabilities	139,101	157,387
Other liabilities:
Long-term debt — net of current portion	76,078	75,800
Deferred employee compensation and other	36,296	44,475
Liabilities held for sale	—	4,292

Total liabilities	251,475	281,954

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 Issued and outstanding 41,913,467 shares (2005) and 41,444,817 shares (2004)	419	414
Additional paid-in capital	85,721	79,550
Retained earnings	341,760	349,750
Treasury stock, at cost 9,842,404 shares (2005) and 7,781,468 shares (2004)	(113,652)	(85,620)
Accumulated other comprehensive (loss) income, net	(2,475)	35,847

Total stockholders’ equity	311,773	379,941

Total liabilities and stockholders’ equity	$563,248	$661,895

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
		2004	2003
		Restated	Restated
	2005	See Note 2	See Note 2
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(604)	$27,224	$(12,060)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss from discontinued operations	2,049	2,468	2,786
Gain on sale of subsidiaries, net of tax	(671)	(32,054)	—
Depreciation	26,120	25,855	29,688
Amortization	940	730	715
Asset impairment charges	3,523	470	890
Gain on sale of building	—	(896)	—
Loss (gain) on sale of marketable securities	7,890	—	(1,022)
Loss on extinguishment of debt	—	8,815	—
Provision for doubtful accounts	812	1,688	3,700
(Gain) loss on disposal of fixed assets	(21)	451	44
Noncash stock compensation	1,171	3,038	838
Deferred income tax provision	(3,147)	2,357	(1,494)
Tax benefit of stock option exercises	1,075	3,382	643
Other	(2,629)	(2,374)	(1,777)
Changes in other assets and liabilities, net of acquisitions, and certain non-cash transactions:
Accounts receivable	(14,937)	(10,315)	(8,104)
Inventories	(5,399)	(557)	(1,062)
Prepaid expenses and other current assets	1,646	(5,009)	4,957
Accounts payable	67	6,165	(1,959)
Employee compensation and benefits	(13,403)	(4,295)	17,101
Accrued expenses and other obligations	14,777	1,140	(650)
Net cash used in operating activities of discontinued operations	(1,453)	(12,141)	(15,045)

Net cash provided by operating activities	17,806	16,142	18,189

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,250)	(17,962)	(13,736)
Purchase of marketable securities	(154,272)	(20,280)	—
Proceeds from sales of marketable securities	139,357	—	324
Proceeds from the sale of fixed assets	232	109	632
Proceeds from the sale of subsidiaries, net	108,910	167,264	—
Acquisition of businesses, net of cash acquired	—	(3,500)	—
Proceeds from sale of building	—	6,731	—
Net cash used in investing activities of discontinued operations	(2,807)	(6,443)	(10,408)

Net cash provided by (used in) investing activities	51,170	125,919	(23,188)

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	33,503	150,440	313,084
Payment of debt	(34,350)	(222,048)	(320,814)
Proceeds from stock options exercised	9,868	22,326	4,551
Payment of dividends	(7,386)	(7,733)	(7,416)
Purchase of treasury stock	(33,970)	(40,180)	—
Net cash used in financing activities of discontinued operations	(1,024)	(654)	(277)

Net cash used in financing activities	(33,359)	(97,849)	(10,872)

Net increase (decrease) in cash and cash equivalents	35,617	44,212	(15,871)
Cash and Cash Equivalents — Beginning of year	61,222	17,010	32,881

Cash and Cash Equivalents — End of year	$96,839	$61,222	$17,010

Cash and cash equivalents for 2004 and 2003 include $9,665 and $6,272, respectively, which is included in assets held for sale in the Consolidated Balance Sheets for those years.

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2005, 2004, and 2003
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2002 (As previously reported)	$401	$53,881	$340,842	$170	$(57,920)	$337,374
Restatement adjustment	—	3,384	8,893	—	—	12,277

Balance at December 31, 2002 (As restated, see Note 2)	$401	$57,265	$349,735	$170	$(57,920)	$349,651
Comprehensive income (loss):
Net loss (restated)			(12,060)			(12,060)
Foreign currency translation adjustment (restated)				25,290		25,290
Minimum pension liability adjustment (net of tax effect)				(441)		(441)
Unrealized gains on securities:
Unrealized holding gains arising during the period				25		25
Income tax expense related to unrealized holding gains				(11)		(11)
Reclassification adjustment for realized holding gains on certain investments during the year (net of tax effect)				(560)		(560)

Comprehensive income (restated)						12,243

Cash dividends ($.22 per share)			(7,416)			(7,416)
Noncash stock compensation		649			189	838
Exercise of stock options	2	2,352			2,197	4,551
Tax benefit of stock option exercises (restated)		643				643

Balance at December 31, 2003 (Restated, see Note 2)	$403	$60,909	$330,259	$24,473	$(55,534)	$360,510
Comprehensive income (loss):
Net income (restated)			27,224			27,224
Foreign currency translation adjustment (restated)				11,802		11,802
Minimum pension liability adjustment (net of tax effect)				(435)		(435)
Unrealized gains on securities:
Unrealized holding gains arising during the period				12		12
Income tax expense related to unrealized holding gains				(5)		(5)

Comprehensive income (restated)						38,598

Cash dividends ($.22 per share)			(7,733)			(7,733)
Purchase of treasury stock					(40,180)	(40,180)
Noncash stock compensation		1,863			1,175	3,038
Deferred stock compensation		(862)			862	—
Exercise of stock options	11	14,258			8,057	22,326
Tax benefit of stock option exercises (restated)		3,382				3,382

Balance at December 31, 2004 (Restated, see Note 2)	$414	$79,550	$349,750	$35,847	$(85,620)	$379,941
Comprehensive loss:
Net loss			(604)			(604)
Foreign currency translation adjustment				(14,530)		(14,530)
Minimum pension liability adjustment (net of tax effect)				(1,175)		(1,175)

Comprehensive loss						(16,309)

Reclassification adjustment for the recognized foreign currency translation gains relating to the sale of subsidiary				(22,617)		(22,617)
Cash dividends ($.22 per share)			(7,386)			(7,386)
Purchase of treasury stock					(33,970)	(33,970)
Noncash stock compensation		272			899	1,171
Deferred stock compensation		(994)			994	—
Exercise of stock options	5	5,818			4,045	9,868
Tax benefit of stock option exercises	—	1,075	—	—	—	1,075

Balance at December 31, 2005	$419	$85,721	$341,760	$(2,475)	$(113,652)	$311,773

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
BOWNE & CO., INC. AND SUBSIDIARIES
(In thousands, except share and per share information and where noted)

Note 1 — Summary of Significant Accounting Policies

A summary of the significant accounting policies the Company followed in the preparation of the accompanying financial statements is set forth below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company’s investment in a 50% owned joint venture is accounted for under the equity method, whereby the investment in the entity is reported in other assets in the Consolidated Balance Sheet and the Company’s percentage share of the earnings or losses from the joint venture is recorded as other income (expense) in the Consolidated Statement of Operations. All intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue related to its financial print segment and marketing and business communications segment when services are completed or when the printed documents are shipped to customers. Revenue for completed but unbilled projects is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company recognizes revenue from services provided in its litigation solutions services segment as the services are performed for time and material projects or when projects are completed for fixed fee arrangements. Software subscription revenue from the litigation solutions segment is paid in advance and recorded as deferred revenue and recognized over the life of the contract, generally one year.

The Company records an allowance for doubtful accounts based on its estimates derived from historical experience. The allowance is made up of specific reserves, as deemed necessary, on client account balances, and a reserve based upon our historical experience.

Inventories

Raw materials inventories are valued at the lower of cost or market. Cost of work-in-process is determined by using purchase cost (first-in, first-out method) for materials and standard costs for labor, which approximate actual costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,
	2005	2004

Land and buildings	$61,929	$61,440
Machinery and plant equipment	70,849	70,824
Computer equipment and software	119,897	139,288
Furniture, fixtures and vehicles	42,912	36,841
Leasehold improvements	69,266	55,339

	364,853	363,732
Less accumulated depreciation	(256,593)	(268,457)

Net	$108,260	$95,275

Included in property, plant and equipment as of December 31, 2005 is approximately $25.2 million consisting of leasehold improvements, furniture and fixtures and computer equipment associated with the relocation of the Company’s corporate office and New York City operations to 55 Water Street.

Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $5 million in 2005, $8 million in 2004 and $6 million in 2003 related to software development costs pertaining to the following: improvements in the financial print business’ composition, work-sharing, estimating and production systems, the installation of a financial reporting system and a customer relationship management system, the development of customer inter-facing applications, including a self-filing Web-based solution for SEC Section 16 documents, a fulfillment application and financial document building applications, and the redesign of the Company’s intranet.

Intangible Assets

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	11-12 years
Covenants not-to-compete	5-7 years

The Company also has non-amortizable intangible assets with a balance of $9.8 million and $8.9 million as of December 31, 2005 and 2004, respectively, related to a tradename and a minimum pension liability on its defined benefit pension plan and SERP plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note 17. The Company accounts for those plans using the intrinsic method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following tables illustrate the effect on loss from continuing operations, loss per share from continuing operations, income (loss) from discontinued operations, earnings (loss) per share from discontinued operations, net income (loss), and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”) which replaces SFAS 123 and supercedes APB Opinion No. 25. The Company will adopt SFAS 123 (R) in the first quarter of 2006.

	Years Ended December 31,
		2004	2003
		Restated	Restated
	2005	See Note 2	See Note 2
Income (loss) from continuing operations:
As reported	$774	$(2,362)	$(9,274)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)	(2,100)	(2,113)

Pro forma loss from continuing operations	$(425)	$(4,462)	$(11,387)

As reported earnings (loss) per share from continuing operations:
Basic	$.02	$(.07)	$(.28)
Diluted	$.02	$(.07)	$(.28)
Pro forma loss per share from continuing operations:
Basic	$(.01)	$(.12)	$(.34)
Diluted	$(.01)	$(.12)	$(.34)

	Years Ended December 31,
		2004	2003
		Restated	Restated
	2005	See Note 2	See Note 2
(Loss) income from discontinued operations:
As reported	$(1,378)	$29,586	$(2,786)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	—	(237)	(178)

Pro forma (loss) income from discontinued operations	$(1,378)	$29,349	$(2,964)

As reported (loss) earnings per share from discontinued operations:
Basic	$(.04)	$.83	$(.08)
Diluted	$(.04)	$.83	$(.08)
Pro forma (loss) earnings per share from discontinued operations:
Basic	$(.04)	$.82	$(.09)
Diluted	$(.04)	$.82	$(.09)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Years Ended December 31,
		2004	2003
		Restated	Restated
	2005	See Note 2	See Note 2

Net (loss) income:
As reported	$(604)	$27,224	$(12,060)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)	(2,337)	(2,291)

Pro forma net (loss) income	$(1,803)	$24,887	$(14,351)

As reported (loss) earnings per share:
Basic	$(.02)	$.76	$(.36)
Diluted	$(.02)	$.76	$(.36)
Pro forma (loss) earnings per share:
Basic	$(.05)	$.70	$(.43)
Diluted	$(.05)	$.70	$(.43)

These pro forma amounts may not be representative of future results since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	2005	2004	2003
Stock options from continuing operations	Grants	Grants	Grants

Expected dividend yield	1.5%	1.4%	1.6%
Expected stock price volatility	33.9%	34.9%	34.2%
Risk-free interest rate	4.3%	3.6%	2.5%
Expected life of options	5 years	5 years	3 years
Weighted-average fair value	$4.20	$4.66	$3.03

	2005	2004	2003
Stock options from discontinued operations	Grants	Grants	Grants

Expected dividend yield	—	1.4%	1.6%
Expected stock price volatility	—	31.8%	33.7%
Risk-free interest rate	—	2.8%	2.3%
Expected life of options	—	3 years	3 years
Weighted-average fair value	—	$3.30	$2.88

The Company did not grant any options related to discontinued operations during the year ended December 31, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the years ended December 31, 2005, 2004 and 2003 excludes the dilutive effect of approximately 861,350, 507,939, and 2,501,151 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-08, the weighted-average diluted shares outstanding for the years ended December 31, 2005, 2004, and 2003 also excludes the effect of 4,058,445 shares for 2005 and 2004 and 1,078,546 shares for 2003, that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effect of EITF 04-08 are anti-dilutive to the earnings per share calculation for all periods.

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2005	2004	2003

Average shares outstanding — basic	34,250,598	35,897,782	33,735,795
Potential dilutive effect of stock options and deferred stock units	448,501	897,346	1,411,159

Average shares outstanding — diluted	34,699,099	36,795,128	35,146,954

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

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 12) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s convertible debentures is approximately $80.5 million, based upon publicly listed dealer prices. This compares to a carrying value of $76 million at December 31, 2005.

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

Recent Accounting Pronouncements

In April 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. The Company adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS 123(R) eliminates the use of APB Opinion No. 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. In April 2005, the Securities and Exchange Commission adopted a new rule deferring the effective date of SFAS 123(R) for public companies until the first interim or annual reporting period of the first fiscal year that begins after June 15, 2005. In accordance with the new rule, the Company will adopt SFAS 123(R) in the first quarter of 2006 and will recognize compensation expense for all share-based payments and employee stock options based on the grant-date fair value of those awards using the modified prospective method. The Company is completing its evaluation of the impact of the statement on its financial statements. As the Company currently accounts for share-based payments using the intrinsic value method as allowed by APB Opinion No. 25, the adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described previously in Note 1 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 2 — Restatement of 2004 and 2003 Consolidated Financial Statements

The Company’s Consolidated Financial Statements as of December 31, 2004 and for each of the years ended December 31, 2004 and 2003 have been restated to reflect corrections of errors to current and deferred income tax liabilities for those periods. The errors primarily relate to accrued income taxes payable which were not recorded or reversed in the correct periods, deferred tax assets and liabilities which were not properly reconciled to the underlying temporary differences, and the recognition of valuation allowances in the correct periods.

The following tables set forth the effects of the restatement on affected line items within our previously reported Consolidated Balance Sheet as of December 31, 2004 and Consolidated Statements of Operations for the years ended December 31, 2004 and 2003. The correction of the errors noted above decreased reported earnings for the years ended December 31, 2004 and 2003 by $280 and $4,311, respectively. The cumulative effect of the adjustment on stockholders’ equity as of December 31, 2002 was an increase of $12.3 million. The correction of these tax errors had no impact on previously reported revenue, income from continuing operations before income taxes, segment results and net cash flows.

The tables below show (i) the amounts previously reported in the Company’s 2004 annual report on Form 10-K, (ii) the previously reported amounts as reclassified to reflect the results of the discontinued globalization and document scanning and coding businesses, and (iii) the reclassified amounts to reflect the discontinued operations as restated for the errors described above.

Effects on Consolidated Balance Sheet at December 31, 2004:

		As Reclassified
		to Reflect
	As Previously	Discontinued	As
	Reported	Operations	Restated
Prepaid expenses and other current assets	$36,525	$28,702	$22,030
Assets held for sale	—	82,580	81,925
Total current assets	315,626	316,742	308,299
Noncurrent deferred income tax assets	9,403	9,893	24,016
Noncurrent assets held for sale	—	169,374	168,748
Total assets	654,609	654,609	661,895
Accrued expenses and other obligations	55,424	39,428	38,985
Liabilities held for sale	—	37,774	37,999
Total current liabilities	157,605	157,605	157,387
Deferred employee compensation and other noncurrent liabilities	47,245	44,475	44,475
Noncurrent liabilities held for sale	—	5,048	4,292
Total liabilities	281,812	282,928	281,954
Additional paid-in capital	75,368	75,368	79,550
Retained earnings	345,448	345,448	349,750
Accumulated other comprehensive income, net	37,187	37,187	35,847
Total stockholders’ equity	372,797	372,797	379,941
Total liabilities and stockholders’ equity	$654,609	$654,609	$661,895

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Effects on Consolidated Statement of Operations for the year ended December 31, 2004:

		As Reclassified
		to Reflect
	As Previously	Discontinued	As
	Reported	Operations	Restated
Loss from continuing operations before income taxes	$(9,511)	$(1,310)	$(1,310)
Income tax benefit (expense)	1,313	(1,730)	(1,052)

Loss from continuing operations	(8,198)	(3,040)	(2,362)
Gain on sale of subsidiary, net of tax	31,552	31,552	32,054
Income (loss) from discontinued operations, net of tax	4,150	(1,008)	(2,468)

Net income from discontinued operations	35,702	30,544	29,586

Net income	$27,504	$27,504	$27,224

Loss per share from continuing operations:
Basic	$(.23)	$(.08)	$(.07)

Diluted	$(.23)	$(.08)	$(.07)

Earnings per share from discontinued operations:
Basic	$1.00	$.85	$.83

Diluted	$1.00	$.85	$.83

Total earnings per share:
Basic	$.77	$.77	$.76

Diluted	$.77	$.77	$.76

Effects on Consolidated Statement of Operations for the year ended December 31, 2003:

		As Reclassified
		to Reflect
	As Previously	Discontinued	As
	Reported	Operations	Restated
Loss from continuing operations before income taxes	$(10,283)	$(6,565)	$(6,565)
Income tax benefit (expense)	729	943	(2,709)

Loss from continuing operations	(9,554)	(5,622)	(9,274)
Net income (loss) from discontinued operations	1,805	(2,127)	(2,786)

Net loss	$(7,749)	$(7,749)	$(12,060)

Loss per share from continuing operations:
Basic	$(.28)	$(.17)	$(.28)

Diluted	$(.28)	$(.17)	$(.28)

Earnings (loss) per share from discontinued operations:
Basic	$.05	$(.06)	$(.08)

Diluted	$.05	$(.06)	$(.08)

Total loss per share:
Basic	$(.23)	$(.23)	$(.36)

Diluted	$(.23)	$(.23)	$(.36)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

In addition, the Company has revised its 2004 and 2003 Statements of Cash Flows to separately disclose the operating, investing, and financing portion of the cash flows attributable to its discontinued operations. These cash flows were previously reported on a combined basis as a single amount.

Note 3.	Discontinued Operations

On September 1, 2005, the Company sold its globalization business, Bowne Global Solutions (BGS) to Lionbridge Technologies, Inc. (Lionbridge) for total consideration of $193,262, consisting of $130 million in cash and 9.4 million shares of Lionbridge common stock valued at $63,262 on the date of closing. Expenses and retained liabilities associated with the sale totaled $13,098, of which approximately $9,782 were paid as of the date of sale. In addition, approximately $11,307 in cash remained with the BGS business, resulting in net cash proceeds from the sale of BGS of approximately $108,910. The Company recognized a net gain on the sale of BGS of approximately $671 in 2005. Included in the gain is the recognition of the cumulative foreign currency translation amount related to BGS of approximately $22,617 which was previously included in accumulated other comprehensive income. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheet as of December 31, 2005. Included in accrued expenses and other obligations is approximately $6,743 which is primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business. Effective with the second quarter of 2005, this business has been reflected as a discontinued operation in the Condensed Consolidated Financial Statements. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to this business have been classified in the Consolidated Balance Sheet as of December 31, 2004 as assets and liabilities held for sale and consist of the following:

December 31,
2004

Cash and marketable securities	$9,671
Accounts receivable, net	62,804
Prepaid expenses and other current assets	6,693
Property and equipment, net	20,401
Goodwill and intangible assets, net	144,074
Other noncurrent assets	1,465

Total assets held for sale	$245,108

Long-term debt and other short-term borrowings	$729
Accounts payable and accrued expenses	36,589
Deferred taxes and other	3,130
Long-term debt — net of current portion	1,162

Total liabilities held for sale	$41,610

Results of the discontinued operations from the globalization business are as follows:

	Years Ended December 31,
	2005	2004	2003

Revenue	$165,350	$222,973	$219,245

Income (loss) from discontinued operations before income taxes	$6,695	$(5,801)	$(3,702)
Gain on sale of discontinued operations before income taxes	4,054	—	—

Income (loss) from discontinued operations before income taxes	$10,749	$(5,801)	$(3,702)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The results of operations for the year ended December 31, 2005, reflect the results of operations of the discontinued globalization business through September 1, 2005.

On November 9, 2004, the Company sold its document outsourcing business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations is $3,287 and $7,654 as of December 31, 2005 and 2004, respectively. These amounts primarily relate to accrued employee compensation, which were paid in 2005, and estimated indemnification liabilities associated with the discontinued business. The Consolidated Financial Statements and notes to the Consolidated Financial Statements have been presented to reflect the document outsourcing business as a discontinued operation.

Results of the discontinued operations from the document outsourcing business are as follows:

	Years Ended December 31,
	2004	2003

Revenue	$197,009	$213,957

Income from discontinued operations before income taxes	$6,728	$4,606
Gain on sale of discontinued operations before income taxes	49,801	—

Income from discontinued operations before income taxes	$56,529	$4,606

In January 2006, the Company completed the sale of its document scanning and coding business in the Litigation Solutions segment. This is a business the Company retained after it sold its document outsourcing business in 2004. The Consolidated Financial Statements and notes to the Consolidated Financial Statements have been presented to reflect this business as a discontinued operation. The assets and liabilities attributable to this business have been classified as assets and liabilities held for sale in the Consolidated Balance Sheet and consist of the following:

Results of the discontinued operations from the document scanning and coding business are as follows:

	Years Ended December 31,
	2005	2004	2003

Revenue	$1,805	$4,686	$3,227

Loss from discontinued operations before income taxes	$(3,045)	$(2,400)	$(1,483)

Results for the year ended December 31, 2005, include a goodwill impairment charge of $2.2 million. The Company originally recorded an impairment charge of $2.1 million during the third quarter ended September 30, 2005 based upon the unit operating losses during the year-to-date period. The net assets of the business were further written down an additional $0.1 million in the fourth quarter ended December 31, 2005 to reflect the fair value as determined in the asset purchase agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The assets and liabilities attributable to this business have been classified in the Consolidated Balance Sheets as of December 31, 2005 and 2004 as assets and liabilities held for sale and consist of the following:

	December 31,	December 31,
	2005	2004

Accounts receivable, net	$727	$2,519
Prepaid expenses and other current assets	86	240
Property and equipment, net	163	345
Goodwill and intangible assets, net	251	2,461

Total assets held for sale	$1,227	$5,565

Accounts payable and accrued expenses	$140	$681

Total liabilities held for sale	$140	$681

The Company’s discontinued Immersant operations, which were shut down in 2001, had net liabilities (including accrued restructuring and discontinuance costs) of $803 at December 31, 2004, which are included in accrued expenses and other obligations in the accompanying Consolidated Balance Sheet as of December 31, 2004. These liabilities were included in the sale of BGS to Lionbridge and accordingly, effective September 1, 2005, the Company is no longer responsible for their payment.

Note 4 — Acquisition

In December 2005, the Company signed an Asset Purchase Agreement with Vestcom International, Inc. and several of its affiliates to acquire the Marketing and Business Communications division of such entities for $30 million in cash. MBC is a leading provider of business communications and specialized marketing services. This business will be integrated with the Company’s digital print and personalized communications business, and will operate under the name Bowne Marketing and Business Communications. The transaction was completed in January 2006.

Note 5 — Cash and Cash Equivalents

Cash equivalents of $42,017 and $18,133 at December 31, 2005 and 2004, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 6 — Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at December 31, 2005 and 2004 consist primarily of short-term securities including auction rate securities of approximately $88.0 million and $20.3 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction.

As discussed further in Note 3 to the Consolidated Financial Statements, the Company received 9.4 million shares of Lionbridge common stock valued at approximately $63.3 million as of the closing date, as part of the total consideration received from the sale of BGS. The Company sold all 9.4 million shares, pursuant to a public offering, in December 2005, for approximately $55.4 million, recognizing a net loss on the sale of approximately $7.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 7— Inventories

Inventories consist of the following:

	December 31,
	2005	2004

Raw materials	$3,500	$3,615
Work-in-process	22,457	16,944

	$25,957	$20,559

Note 8 — Goodwill and Intangible Assets

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of each reporting unit based on discounted expected cash flows and compared it to the carrying amount of the reporting unit at the balance sheet date. As described in Note 3, in 2005 the Company recorded an impairment charge of $2.2 million related to the document scanning and coding business, which is in discontinued operations. There were no other impairment charges for any of the reported periods since the fair value of each reporting unit exceeded the carrying amount.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

		Marketing
	Financial	and Business	Litigation
	Print	Communications	Solutions	Total
	(In thousands)

Balance at January 1, 2004	$13,701	$2,615	$17,757	$34,073
Goodwill associated with Tri-Coastal acquisition	—	—	1,913	1,913
Foreign currency translation adjustment	201	—	—	201

Balance at December 31, 2004	$13,902	$2,615	$19,670	$36,187
Adjustments to previously recorded purchase price	—	—	(157)	(157)
Foreign currency translation adjustment	175	—	—	175

Balance at December 31, 2005	$14,077	$2,615	$19,513	$36,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2005		December 31, 2004
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization
	(In thousands)

Amortizable intangible assets:
Customer lists	$4,555	$1,057	$4,555	$652
Covenants not-to-compete	3,026	1,328	3,026	793
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	7,859	—	6,992	—

	$17,340	$2,385	$16,473	$1,445

Amortization expense related to identifiable intangible assets was $940, $730 and $715 for the years ended December 31, 2005, 2004, and 2003, respectively. Estimated annual amortization expense for the years ended December 31, 2006 through December 31, 2010 is shown below:

2006	$940
2007	$910
2008	$580
2009	$580
2010	$580

Note 9 — Gain on Sale of Assets

In May 2004, the Company sold its financial printing facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September 2004.

Note 10 — Accrued Restructuring, Integration, and Asset Impairment Charges

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

During 2003, the Company continued the implementation of cost reduction efforts announced in the fourth quarter of 2002, and initiated further cost reductions as it responded to the continued lower levels of capital market activity during the first half of 2003. These cost reductions included additional workforce reductions, the closing of its London printing facility and a portion of the London financial print customer service center, closing two other offices in the financial print segment, as well as adjustments related to changes in assumptions in some previous office closings in the financial print segment. There was also an asset impairment charge for a technology system which no longer had value to the Company. These actions resulted in restructuring, integration and asset impairment charges totaling $14,471 for the year ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

During 2004, the Company initiated further cost reductions aimed at increasing operational efficiencies. These restructuring charges included additional workforce reductions, the consolidation of the Company’s fulfillment operations with the digital print facility within the MBC segment, as well as adjustments related to changes in assumptions in some previous office closings within the financial print segment. These actions resulted in restructuring, integration and asset impairment charges totaling $8,132 for the year ended December 31, 2004.

In the fourth quarter of 2005 the Company recorded restructuring charges of approximately $5.7 million primarily as a result of a reduction in workforce within the financial print and MBC segments and certain corporate management and administrative functions. The workforce reduction represented approximately 3% of the Company’s total workforce. In 2005, the Company also incurred restructuring and impairment charges related to revisions to estimates of costs associated with leased facilities which were exited in prior periods, impairment charges related to costs associated with the redesign of the Company’s Intranet and costs associated with internally developed software, and an impairment charge of $0.9 million related to the impairment of a noncurrent, non-trade receivable related to the sale of assets in the financial print segment which occurred in a prior year. These actions resulted in restructuring, integration, and asset impairment charges totaling $10,410 for the year ended December 31, 2005.

The following information summarizes the costs incurred with respect to restructuring, integration, and asset impairment activities during 2005:

	Severance
	and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Total

Financial print	$3,464	$1,212	$1,438	$6,114
Marketing and Business Communications	415	—	—	415
Corporate/Other	1,796	—	2,085	3,881

Total	$5,675	$1,212	$3,523	$10,410

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since January 1, 2003, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at January 1, 2003	$3,458	$1,050	$28	$4,536
2003 expenses	8,339	4,335	907	13,581
Paid in 2003	(9,870)	(1,350)	(609)	(11,829)

Balance at December 31, 2003	1,927	4,035	326	6,288
2004 expenses	2,271	3,550	1,841	7,662
Paid in 2004	(3,089)	(2,358)	(2,140)	(7,587)

Balance at December 31, 2004	1,109	5,227	27	6,363
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,443)	(27)	(4,231)

Balance at December 31, 2005	$4,023	$4,996	$—	$9,019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2006.

Note 11 — Income Taxes

The provision (benefit) for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
		2004	2003
	2005	Restated	Restated

Current:
U.S. federal	$7,281	$(129)	$1,896
Foreign	584	172	873
State and local	574	(1,348)	1,434

	$8,439	$(1,305)	$4,203

Deferred:
U.S. federal	$(4,353)	$2,068	$1,266
Foreign	2,034	(105)	(2,928)
State and local	(828)	394	168

	$(3,147)	$2,357	$(1,494)

The provision for income taxes is allocated as follows:

	Years Ended December 31,
		2004	2003
	2005	Restated	Restated

Continuing operations	$5,292	$1,052	$2,709
Discontinued operations	9,082	18,743	2,207

	$14,374	$19,795	$4,916

Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2005	2004	2003

Domestic (United States)	$1,454	$(2,009)	$5,358
International	4,612	699	(11,923)

Total income (loss) from continuing operations before taxes	$6,066	$(1,310)	$(6,565)

Income taxes paid during the years ended December 31, 2005, 2004 and 2003 were as follows:

	Years Ended December 31,
		2004	2003
	2005	Restated	Restated

Continuing operations	$9,258	$7,030	$3,193
Discontinued operations	1,367	3,534	2,318

	$10,625	$10,564	$5,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table reconciles income tax (benefit) expense based upon the U.S. federal statutory tax rate to the Company’s actual income tax (benefit) expense attributable to continuing operations:

	Years Ended December 31,
		2004	2003
	2005	Restated	Restated

Income tax expense (benefit) based upon U.S. statutory tax rate	$2,123	$(458)	$(2,298)
State income tax (benefit) expense	(166)	(621)	1,041
Effect of foreign taxes (including change in valuation allowance)	776	(178)	1,895
Non-deductible meals and entertainment expenses	1,904	1,943	1,759
Other, net	655	366	312

Total income tax expense attributable to continuing operations	$5,292	$1,052	$2,709

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets relating to certain foreign net operating losses and foreign capital losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2005, the foreign valuation allowance increased by $1,380. The change in the valuation allowance relates to current year operating and capital losses and the effect of foreign currency fluctuations on the Company’s deferred tax assets. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

		2004
	2005	Restated

Deferred tax assets:
Operating loss carry-forwards	$5,155	$6,578
Deferred compensation and benefits	17,756	15,940
Allowance for doubtful accounts	3,189	3,043
Property, plant and equipment	2,834	558
Tax credits	3,828	3,828
Accrued expenses	7,547	3,947
Other, net	2,761	3,629

Gross deferred tax assets	43,070	37,523

Deferred tax liabilities:
Lease obligations	(3,585)	(4,314)
Intangible assets	(4,124)	(4,497)

Gross deferred tax liabilities	(7,709)	(8,811)

Deferred tax asset valuation allowance	(1,733)	(353)

Net deferred tax asset	$33,628	$28,359

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2005	2004

Current deferred tax asset included in other current assets	$12,805	$4,343
Noncurrent deferred tax asset	20,823	24,016

	$33,628	$28,359

The Company has, as of December 31, 2005, approximately $17.1 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2007.

Included in accrued expenses and other obligations is approximately $13.7 million and $6.5 million of current taxes payable at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 12 — Debt

The components of debt at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004

Convertible subordinated debentures	$75,000	$75,000
Other	1,530	1,000

	$76,530	$76,000

On May 11, 2005, the Company entered into a $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. The Facility replaced the $115 million three-year, senior, revolving credit facility that was scheduled to expire in July 2005. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The facility fees can range from an annual rate of 20 basis points to 37.5 basis points of the Facility amount, depending on the Company’s Leverage Ratio. The Facility expires in May 2010. The Company had all $150 million of borrowings available under this revolving credit facility as of December 31, 2005.

The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial covenants as of December 31, 2005. On March 31, 2006, the Company obtained a waiver to extend the time for the delivery of the annual financial statements and compliance certificates until no later than April 28, 2006. The Company is not subject to any financial covenants under the convertible subordinated debentures.

In December 2004, the Company retired its $60 million private placement senior notes using a portion of the proceeds received from the sale of the document outsourcing business. The Company paid the principal amount, accrued interest and a make-whole payment determined in accordance with the agreement. In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections,” the Company has recorded the loss related to the early retirement of the debt amounting to $8,815, consisting of the make-whole payment and approximately $272 of deferred costs that were previously being amortized over the life of the senior notes, as a component of income from continuing operations in the Consolidated Statement of Operations for the year ended December 31, 2004.

In September 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock, equivalent to a conversion price of approximately $18.48 per share and subject to adjustment in certain circumstances, which are: (i) the sale price of the Company’s common stock reaches specified thresholds, (ii) the trading price of a debenture falls below a specified threshold, (iii) specified credit rating events with respect to the debentures occur, (iv) the Company calls the debentures for redemption, or (v) specified corporate transactions occur. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes during 2003. This amount is classified as long-term debt on the balance sheet as of December 31, 2005 and 2004. Interest is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would be required to pay cash for any debentures repurchased on October 1, 2008. The Company would have the option of paying for any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which is currently being amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed or to be required to be repurchased by the Company).

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no outstanding balance on this credit facility as of December 31, 2005 and 2004.

Aggregate annual installments of both notes payable and long-term debt due for the next five years are, $452 in 2006, $822 in 2007, $75,199 in 2008, $35 in 2009, and $22 in 2010.

Interest paid from continuing operations was $4,261, $10,768, and $9,354 for the years ended December 31, 2005, 2004 and 2003, respectively, and interest paid from discontinued operations was $51, $327, and $405 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 13 — Employee Benefit Plans

Pension Plans

The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, benefits for current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who continue to accrue benefits under the pre-January 1, 2003 formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. Employees covered by union agreements (approximately 2% of total Company employees as of December 31, 2005) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The components of the net periodic benefit cost are as follows:

	Pension			SERP
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003

Service cost	$6,361	$5,888	$6,017	$418	$370	$654
Interest cost	6,792	6,157	5,933	1,429	1,741	1,632
Expected return on plan assets	(7,315)	(5,708)	(4,076)	—	—	—
Amortization of transition (asset) liability	(321)	(321)	(321)	101	101	101
Amortization of prior service cost	318	318	318	1,541	1,511	1,350
Amortization of actuarial loss	508	258	1,070	873	825	425

Net periodic cost of defined benefit plans	6,343	6,592	8,941	4,362	4,548	4,162
Union plans	358	362	295	—	—	—
Other retirement plans	1,458	1,297	1,003	—	—	—

Total cost	$8,159	$8,251	$10,239	$4,362	$4,548	$4,162

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan		SERP
	December 31,		December 31,
	2005	2004	2005	2004

Projected benefit obligation at beginning of year	$115,863	$109,325	$26,910	$28,103
Service cost	6,361	5,888	418	370
Interest cost	6,792	6,157	1,429	1,741
Amendments	—	—	236	1,132
Actuarial loss (gain)	5,721	(2,049)	454	2,434
Benefits paid	(7,693)	(3,458)	(6,399)	(6,870)

Projected benefit obligation at end of year	127,044	115,863	23,048	26,910

Fair value of plan assets at beginning of year	85,636	63,236	—	—
Actual return on plan assets	6,762	7,548	—	—
Other	—	58	—	—
Employer contributions	12,250	18,252	6,399	6,870
Benefits paid	(7,693)	(3,458)	(6,399)	(6,870)

Fair value of plan assets at end of year	96,955	85,636	—	—

Unfunded status	(30,089)	(30,227)	(23,048)	(26,910)
Unrecognized net transition (asset) obligation	(1,237)	(1,558)	132	233
Unrecognized prior service cost	2,646	2,965	5,081	6,387
Unrecognized net actuarial loss	22,784	17,016	8,247	8,666

Net accrued cost	$(5,896)	$(11,804)	$(9,588)	$(11,624)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The accumulated benefit obligation for the Company’s defined benefit pension plan was $107,280 and $97,812 at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the Company’s SERP was $19,595 and $22,873 at December 31, 2005 and 2004, respectively.

Amounts recognized in the balance sheet consist of:

	Pension Plan		SERP
	December 31,		December 31,
	2005	2004	2005	2004

Accrued benefit liability	$(10,325)	$(12,176)	$(19,595)	$(22,873)
Intangible asset for minimum pension liability	2,646	372	5,213	6,620
Accumulated other comprehensive loss	1,097	—	2,948	2,870
Deferred income tax asset	686	—	1,846	1,759

Net amount recognized	$(5,896)	$(11,804)	$(9,588)	$(11,624)

The amounts of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits. At December 31, 2005 and 2004, the Company had an additional minimum pension liability of $14,436 and $11,621, respectively, related to its defined benefit plan and SERP, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The Company also had a corresponding intangible asset of $7,859 and $6,992 at December 31, 2005 and 2004, respectively. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2005 was $4,045, which is net of a $2,532 deferred tax asset. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2004 was $2,870, which is net of a deferred tax asset of $1,759. The charges to other comprehensive income relating to the additional minimum pension liability adjustments were $1,175, net of a tax benefit of $773 in 2005 and $435, net of a $265 tax benefit, in 2004. The SERP contains covenants which prohibit retired participants from engaging in competition with the Company.

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) were as follows:

	Pension Plan			SERP
	Years Ended			Years Ended
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost were as follows:

	Pension Plan			SERP
	Years Ended			Years Ended
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003

Discount rate	6.0%	6.25%	6.5%	6.0%	6.25%	6.5%
Projected future salary increase	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. In setting this rate, management uses a building block approach. Historic real return trends for the various asset classes in the plan’s portfolio are combined with anticipated future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class. The expected rate of return on plan assets is determined to be the weighted-average of the nominal returns based on the weightings of the classes within the total asset portfolio.

For 2005, 2004, and 2003 management maintained an 8.5% expected return, to reflect current market conditions.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations.

The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2005 and 2004 were as follows:

	December 31,
Asset Category	2005	2004

Equity securities	80%	77%
Fixed income securities	19	21
Other	1	2

Total	100%	100%

The following information is based on the Company’s Pension Committee’s guidelines:

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

In selecting equities for all funds, including convertible and preferred securities, futures and covered options, traded on a US stock exchange or otherwise available as ADRs (American Depository Receipts), the Company expects its investment managers to give emphasis to high-quality companies with proven management styles and records of growth, as well as sound financial structure. Domestic equity managers may invest in foreign securities in the form of ADRs; however, unless the Company approves, the manager may not exceed 20% of the equity market value of the account. Security selection and diversification is the sole responsibility of the portfolio manager, subject to (i) a maximum 6% commitment of the total equity market value for an individual security (ii) for funds benchmarked by Russell 1000 or S&P 500, 30% for a particular economic sector, utilizing the 15 S&P 500 economic sectors and (iii) for funds benchmarked by Russell 2000, a 40% maximum in any Russell 2000 Index major sector and no more than two times (2X) the weight of any major Russell 2000 Index industry weight.

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

The Company targets the plan’s asset allocation within the following ranges within each asset class:

Asset Classes	Ranges

Equities	65 - 85%
Domestic	55 - 75%
Large Cap Core	28 - 38%
Large Cap Value	15 - 25%
Small Cap	10 - 20%
International	5 - 15%
Fixed Income	15 - 35%
Alternatives	5 - 15%

The Company seeks to diversify its investments in a sufficient number of securities so that a decline in the price of one company’s securities or securities of companies in one industry will not have a pronounced negative effect upon the value of the entire portfolio. There is no limit on the amount of the portfolio’s assets that can be invested in any security issued by the United States Government or one of its agencies. No more than 6% of the portfolio’s assets of any one manager at market are to be invested in the securities of any one company.

In addition, investment managers are prohibited from trading in certain investments and are further restricted as follows (unless specifically approved by the Company’s management as an exception):

•	Option trading is limited to writing covered options.

•	Letter stock.

•	Bowne & Co., Inc. common stock.

•	Commodities.

•	Direct real estate or mortgages.

•	Security loans.

•	Risky or volatile derivative securities as commonly defined by the financial industry.

•	Manager portfolios may hold no greater than two times (2X) their respective index sector weights, up to a maximum of 30%.

•	No position greater than two (2) week’s average trading volume.

•	No more than 4.99% of the outstanding shares of any company may be owned in the portfolio.

•	Unless authorized in specific manager guidelines, managers may not sell securities short, buy securities on margin, buy private or direct placements or restricted securities, borrow money or pledge assets, nor buy or sell commodities or annuities.

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

The Company is not required to make any contributions to its pension plan in 2006.

The Company expects the following benefit payments to be paid out of the plans for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31 and include estimated future employee service. Payments from the pension plan are made from plan assets, whereas payments from the SERP are made by the Company.

Year	Pension Plan	SERP

2006	$6,457	$8,263
2007	4,943	2,136
2008	5,469	1,339
2009	4,763	812
2010	7,683	555
2011 - 2015	50,728	3,983

Defined Contribution Plans

The Company has a 401(k) Savings Plan (“401(k)”) which substantially all of the Company’s domestic eligible non-union employees can participate in. The 401(k) is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company matches 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k). Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $5,565, $5,539, and $4,976 for the years ended December 31, 2005, 2004, and 2003 respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 53,600, 36,800, and 51,832 shares of the common stock of the Company during 2005, 2004, and 2003 respectively. The 401(k) held 1,000,565, 1,199,028, and 1,449,634 shares of the Company’s common stock at December 31, 2005, 2004, and 2003, respectively. The shares held by the 401(k) are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the 401(k) are charged to retained earnings.

The Company had an Employee Stock Purchase Plan (ESPP) which was merged into the 401(k), discussed above, effective December 31, 2003. All the ESPP assets and participant account balances were transferred to the 401(k) at December 31, 2003. The ESPP acquired 44,919 shares of the Company’s common stock on the open market in the year ended December 31, 2003 and the amount charged to income for the ESPP, representing the Company’s matching contributions, were $64 for the year ended December 31, 2003.

Health Plan

The Company maintains a voluntary employee benefit health and welfare plan (the Plan) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2005 and 2004, accrued expense for Plan participants’ incurred but not reported claims were $2,000 and $4,700, respectively. Plan expenses were $13,429, $15,290 and $13,148 for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 14 — Deferred Employee Compensation and Other

Liabilities for deferred employee compensation and other consist of the following:

	December 31,
	2005	2004

Pension and other retirement costs, long-term	$10,325	$12,176
Supplemental retirement, long-term	11,298	16,535
Deferred compensation and other long-term benefits	11,148	9,459
Accrued restructuring, long-term	1,265	4,245
Other	2,260	2,060

	$36,296	$44,475

Note 15 — Commitments and Contingencies

Lease commitments

The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2026. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility has a term of four years, with expected minimum lease payments remaining of approximately $2.5 million in 2006 and $1.0 million in 2007. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $9.2 million as of December 31, 2005.

Rent expense relating to premises and equipment amounted to $26,911, $27,441, and $29,078 for the years ended December 31, 2005, 2004 and 2003, respectively. Also included in these figures is rent expense from short-term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements, are summarized as follows:

2006	$22,805
2007	22,903
2008	19,598
2009	16,521
2010	13,608
2011 - 2026	133,859

Total	$229,294

In January 2006, the Company completed the relocation of its New York City offices from 345 Hudson Street to 55 Water Street. The Company occupies approximately 200,000 square feet under a 20-year lease. The minimum annual commitments under this lease are included in the amounts above. Pursuant to the lease terms, the Company has delivered to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. The amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010, or remain outstanding beyond October 1, 2008.

In February 2006, the Company entered into a 15-year lease pertaining to the Company’s relocation of its customer service center and offices currently located at 60 Queen Victoria Street, London, England to 1 London Wall, London England. The rent commencement date is February 1, 2009 and the base rent is approximately £643,500 per year (approximately US $1.1 million per year at current exchange rates.) The minimum annual commitments under this lease are included in the amounts above.

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $3.4 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments

The Company has entered into service agreements with vendors to outsource certain document conversions and related functions. The terms of the agreements run through November 2008, with minimum annual purchase commitments of $4,200, $5,400 and $6,000 in 2006, 2007, and 2008, respectively.

In addition, the Company has purchase obligations of approximately $6,657 related to capital expenditures. Approximately $6,200 of these obligations are expected to be incurred in 2006 and approximately $457 is expected to be incurred in 2007.

Contingencies

The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 16 — Stockholders’ Equity

The Company has a Stockholder Rights Plan that grants each stockholder a right to purchase 1/1000th of a share of the Preferred Stock for each share of common stock owned when certain events occur. These certain events involve the acquisition, tender offer or exchange of 20% or more of the common stock by a person or group of persons, without the approval of the Company’s Board of Directors. Prior to the event, the Rights will be linked to the underlying shares of the common stock and may not be transferred by themselves.

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

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. On July 29, 2005, the Company entered into a 10b5-1 trading plan with a broker to facilitate the purchases of shares under this program. On December 15, 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. Approximately $15 million of the additional $75 million authorized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

for the repurchase program is expected to be acquired under a Rule 10b5-1 trading plan. The program may be discontinued at any time. As of December 31, 2005 the Company repurchased 2,406,400 shares under this plan for approximately $34.0 million (an average price of $14.12 per share.)

Note 17 — Stock Incentive Plans

The Company has five stock incentive plans: a 1981 Plan, a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.

The 1981 Plan, which provided for the granting of options to purchase 2,800,000 shares of the Company’s common stock, expired December 15, 1991 except as to options then outstanding. During the fourth quarter of 2004, the Company transferred 409,550 shares remaining under the 1992 Plan and 996,550 shares remaining under the 1997 Plan (that either had not previously been issued or were not subject to outstanding awards) to the 1999 Plan. As a result of these transfers, the Company’s 1992 and 1997 Stock Option Plan provided for the granting of options to purchase 1,290,450 and 732,050 shares, respectively, to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired December 19, 2001 except as to options then outstanding. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 4,827,500 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 4,827,500 shares reserved under the 1999 Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”). The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

All plans, except the 2000 Plan, permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs, LSARs and awards may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation and Management Development Committee of the Board (“ the Committee”) governs most of the parameters of the 1999 and 2000 Plans including exercise dates, expiration dates, and other awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table summarizes the number of securities to be issued upon exercise of outstanding options and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of Securities	Weighted-Average		Number of Securities
	to be Issued Upon	Exercise Price of		Remaining Available
	Exercise/Conversion	Outstanding Options		for Future Issuance

Plans approved by shareholders:
Stock options	2,950,478	$14.03		908,854
Restricted stock	98,688	(a	)	173,000
Plans not approved by shareholders:
Stock options	1,103,000	$12.32		129,044
Deferred stock units	797,609	(a	)	—

Total	4,949,775			1,210,898

(a)	Not applicable

Details of stock options are as follows:

		Weighted-
		Average
	Number of	Option
	Shares	Price

Year Ended December 31, 2003
Granted	1,573,795	$13.48
Exercised	458,077	$10.09
Cancelled	258,150	$13.51
Outstanding, end of year	6,613,619	$12.66
Exercisable, end of year	4,768,407	$12.50
Year Ended December 31, 2004
Granted	389,433	$15.39
Exercised	1,971,324	$11.38
Cancelled	263,150	$16.14
Outstanding, end of year	4,768,578	$13.22
Exercisable, end of year	3,812,395	$12.93
Year Ended December 31, 2005
Granted	285,000	$14.46
Exercised	830,100	$11.90
Cancelled	170,000	$13.40
Outstanding, end of year	4,053,478	$13.57
Exercisable, end of year	3,529,728	$13.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
Range of	Outstanding	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	December 31, 2005	Life	Price	December 31, 2005	Price

$ 8.84 - $10.31	303,147	5 years	$9.23	303,147	$9.23
$10.32 - $11.30	382,930	4 years	$10.61	382,930	$10.61
$11.31 - $12.80	431,051	4 years	$12.29	431,051	$12.29
$12.81 - $13.75	751,146	3 years	$12.92	739,646	$12.92
$13.76 - $14.93	1,398,005	6 years	$14.02	1,113,005	$13.91
$14.94 - $22.50	787,199	6 years	$17.19	559,949	$17.91

	4,053,478	5 years	$13.57	3,529,728	$13.38

Deferred Stock Awards

In 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s diluted earnings per share. At December 31, 2005 and 2004, the amounts included in stockholders’ equity for these units were $6.9 million and $7.3 million, respectively. At December 31, 2005, 2004 and 2003, there were 602,955, 626,149 and 717,633 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,390 and $2,414 at December 31, 2005 and 2004, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At December 31, 2005 and 2004, the amounts have been recorded as deferred compensation and are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At December 31, 2005, 2004 and 2003, respectively, there were 194,654, 195,658 and 179,143 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s diluted earnings per share.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives 57,000 and 70,000 restricted stock awards during 2005 and 2004, respectively. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The total market value of the shares granted amounted to approximately $994 and $862 for the years ended December 31, 2005 and 2004, respectively. These amounts were recorded as deferred compensation, a component of stockholders’ equity, and are being charged to compensation expense over the respective vesting periods. As of December 31, 2005 and 2004, deferred compensation included as a component of stockholder’s equity related to these grants amounted to $1,349 and $810, respectively, and the amount recognized as compensation expense for the years ended December 31, 2005 and 2004 was $456 and $52, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 18 — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,
	2005	2004	2003

Foreign currency translation adjustment	$1,590	$38,737	$26,935
Minimum pension liability adjustment (net of tax effect)	(4,045)	(2,870)	(2,435)
Unrealized losses on marketable securities (net of tax effect)	(20)	(20)	(27)

	$(2,475)	$35,847	$24,473

During the third quarter of 2005, the Company recognized cumulative foreign currency translation adjustments relating to BGS of approximately $22.6 million as part of the net gain on sale of discontinued operations.

Note 19 — Segment Information

The Company provides financial print and other services that help companies produce and manage their investor communications and their marketing and business communications — including, but not limited to, regulatory and compliance documents, personalized financial statements, enrollment books and sales collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help our clients compose their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents, and print and distribute the documents, both through the mail and electronically. The Company also provides litigation support services to law firms and corporate law departments.

During the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable business segments: financial print, marketing and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s previous years’ segment information has been restated to conform to the new presentation. The services of each of the Company’s segments are described further below:

Financial Print — transactional financial printing, compliance reporting, mutual fund printing, and commercial printing. The services of the financial print segment are marketed throughout the world.

Marketing and Business Communications — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, pre- and post-enrollment kits, marketing material, and direct mail.

Litigation Solutions — consulting and software solutions, including DecisionQuest®, one of the nation’s leading trial research firms.

As discussed in Note 4, the Company acquired the Marketing and Business Communications division of Vestcom International, Inc., in January 2006. The division will be integrated into Bowne’s Marketing and Business Communications segment and will operate under the name Bowne Marketing and Business Communications (“MBC”).

As discussed in Note 3, the Company sold its globalization business in September 2005, its document outsourcing business in November 2004, and its document scanning and coding business within its litigations solutions segment in January 2006. The results from these businesses are not included in the segment results presented below. Segment information for the prior periods has been reclassified to reflect this presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (loss) associated with a joint venture investment in the Litigation Solutions segment. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on the sale of building, loss on extinguishment of debt, loss on sale of marketable securities, other expenses and other income. Therefore, this information is presented in order to reconcile to income (loss) from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) gains (losses) and other expenses and income.

	Years Ended December 31,
	2005	2004	2003

Revenue from external customers:
Financial Print	$625,128	$598,763	$555,594
Marketing and Business Communications	41,806	38,650	35,262
Litigation Solutions	27,206	33,938	37,535

	$694,140	$671,351	$628,391

Segment profit (loss):
Financial Print	$78,815	$80,519	$79,148
Marketing and Business Communications	(7,877)	(11,482)	(17,259)
Litigation Solutions	3,269	4,859	3,828
Corporate/Other (see detail below)	(35,921)	(38,185)	(30,679)

	38,286	35,711	35,038
Depreciation	(26,120)	(25,855)	(29,688)
Amortization	(940)	(730)	(715)
Interest	(5,160)	(10,436)	(11,200)

Income (loss) from continuing operations before income taxes	$6,066	$(1,310)	$(6,565)

Corporate/Other (by type):
Shared corporate expenses	$(19,188)	$(22,062)	$(15,655)
Other income (expense), net	1,567	(72)	(1,575)
Loss on extinguishment of debt	—	(8,815)	—
(Loss) gain on sale of marketable securities	(7,890)	—	1,022
Gain on sale of building	—	896	—
Restructuring charges, integration costs and asset impairment charges	(10,410)	(8,132)	(14,471)

	$(35,921)	$(38,185)	$(30,679)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Years Ended December 31,
		2004
		Restated
	2005	see Note 2

Assets:
Financial Print	$274,199	$236,036
Marketing and Business Communications	23,205	25,979
Litigation Solutions	40,145	43,141
Corporate/Other	224,472	106,066
Assets held for sale	1,227	250,673

	$563,248	$661,895

	Years Ended December 31,
	2005	2004	2003

Capital spending:
Financial Print	$31,700	$5,873	$6,504
Marketing and Business Communications	3,031	1,063	117
Litigation Solutions	526	461	707
Corporate/Other	4,993	10,565	6,408

	$40,250	$17,962	$13,736

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2005	2004	2003

Revenue by source:
United States	$566,537	$558,921	$550,375
Canada	68,004	55,452	42,328
Other international, primarily Europe	59,599	56,978	35,688

	$694,140	$671,351	$628,391

	Years Ended December 31,
	2005	2004

Long-lived assets, net:
United States	$158,910	$203,321
Canada	11,274	11,807
Other international, primarily Europe	1,834	114,452

	$172,018	$329,580

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

The Company’s quarterly results for 2005 have been reclassified to reflect the sales of the globalization business and the document scanning and coding business. The 2004 quarterly results have been reclassified to reflect the globalization business, the document outsourcing business and the document scanning and coding business as discontinued operations.

In addition, the Company’s quarterly results for each of the first three quarters in the year ended December 31, 2005 and all four quarters of the year ended December 31, 2004 have been restated to correct errors in accounting for income taxes for those periods.

A summary of quarterly financial information for the years ended December 31, 2005 and 2004 is as follows:

	As previously reported*
	First	Second	Third
	Quarter	Quarter	Quarter

Year Ended December 31, 2005
Revenue	$167,572	$204,640	$158,808
Gross margin	60,738	75,494	52,301
Income (loss) from continuing operations before income taxes	8,150	14,667	(3,163)
Income tax (expense) benefit	(3,652)	(6,747)	641

Income (loss) from continuing operations	4,498	7,920	(2,522)
(Loss) income from discontinued operations, net of tax	(580)	(3,905)	7,045

Net income (loss)	$3,918	$4,015	$4,523

Earnings (loss) per share from continuing operations:
Basic	$.13	$.22	$(.07)
Diluted	$.13	$.22	$(.07)
(Loss) earnings per share from discontinued operations:
Basic	$(.02)	$(.11)	$.20
Diluted	$(.02)	$(.11)	$.20
Total earnings (loss) per share:
Basic	$.11	$.11	$.13
Diluted	$.11	$.11	$.13
Average shares outstanding:
Basic	34,662	34,927	34,489
Diluted	35,355	39,304	34,871

*  As previously reported has been reclassified to reflect discontinued operations.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA — (Continued)
(In thousands, except share and per share information, unaudited)

	As Restated
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2005
Revenue	$167,572	$204,640	$158,808	$163,120	$694,140
Gross margin	60,738	75,494	52,301	55,843	244,376
Income (loss) from continuing operations before income taxes	8,150	14,667	(3,163)	(13,588)	6,066
Income tax (expense) benefit	(4,749)	(8,546)	1,843	6,160	(5,292)

Income (loss) from continuing operations	3,401	6,121	(1,320)	(7,428)	774
(Loss) income from discontinued operations, net of tax	(825)	(3,726)	3,653	(480)	(1,378)

Net income (loss)	$2,576	$2,395	$2,333	$(7,908)	$(604)

Earnings (loss) per share from continuing operations:
Basic	$.10	$.18	$(.04)	$(.22)	$.02
Diluted	$.10	$.18	$(.04)	$(.22)	$.02
(Loss) earnings per share from discontinued operations:
Basic	$(.03)	$(.11)	$.11	$(.02)	$(.04)
Diluted	$(.03)	$(.11)	$.11	$(.02)	$(.04)
Total earnings (loss) per share:
Basic	$.07	$.07	$.07	$(.24)	$(.02)
Diluted	$.07	$.07	$.07	$(.24)	$(.02)
Average shares outstanding:
Basic	34,662	34,927	34,489	33,144	34,251
Diluted	35,355	39,304	34,871	33,593	34,699

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA — (Continued)
(In thousands, except share and per share information, unaudited)

	As Previously Reported*
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2004
Revenue	$177,397	$203,404	$136,430	$154,120	$671,351
Gross margin	72,367	79,841	45,296	52,140	249,644
Income (loss) from continuing operations before income taxes	6,769	17,461	(7,933)	(17,607)	(1,310)
Income tax (expense) benefit	(3,108)	(7,406)	2,760	6,024	(1,730)

Income (loss) from continuing operations	3,661	10,055	(5,173)	(11,583)	(3,040)
(Loss) income from discontinued operations, net of tax	(697)	1,133	(1,287)	31,395	30,544

Net income (loss)	$2,964	$11,188	$(6,460)	$19,812	$27,504

Earnings (loss) per share from continuing operations:
Basic	$.10	$.28	$(.14)	$(.32)	$(.08)
Diluted	$.10	$.26	$(.14)	$(.32)	$(.08)
(Loss) earnings per share from discontinued operations:
Basic	$(.02)	$.03	$(.04)	$.87	$.85
Diluted	$(.02)	$.03	$(.04)	$.87	$.85
Total earnings (loss) per share:
Basic	$.08	$.31	$(.18)	$.55	$.77
Diluted	$.08	$.29	$(.18)	$.55	$.77
Average shares outstanding:
Basic	35,247	35,977	36,410	35,956	35,898
Diluted	36,522	41,261	36,930	36,556	36,795

*	As previously reported has been reclassified to reflect discontinued operations.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA — (Continued)
(In thousands, except share and per share information, unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	As Restated	As Restated	As Restated	As Restated	As Restated

Year Ended December 31, 2004
Revenue	$177,398	$203,403	$136,431	$154,119	$671,351
Gross margin	72,367	79,841	45,296	52,140	249,644
Income (loss) from continuing operations before income taxes	6,771	17,461	(7,935)	(17,607)	(1,310)
Income tax (expense) benefit	(4,155)	(10,717)	5,251	8,569	(1,052)

Income (loss) from continuing operations	2,616	6,744	(2,684)	(9,038)	(2,362)
Income from discontinued operations, net of tax	292	2,786	898	25,610	29,586

Net income (loss)	$2,908	$9,530	$(1,786)	$16,572	$27,224

Earnings (loss) per share from continuing operations:
Basic	$.07	$.19	$(.07)	$(.25)	$(.07)
Diluted	$.07	$.18	$(.07)	$(.25)	$(.07)
(Loss) earnings per share from discontinued operations:
Basic	$.01	$.07	$.02	$.71	$.83
Diluted	$.01	$.07	$.02	$.71	$.83
Total earnings (loss) per share:
Basic	$.08	$.26	$(.05)	$.46	$.76
Diluted	$.08	$.25	$(.05)	$.46	$.76
Average shares outstanding:
Basic	35,247	35,977	36,410	35,956	35,898
Diluted	36,522	41,261	36,930	36,556	36,795

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation and because of the material weakness in internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. During the first quarter of 2006, the Company has implemented additional controls and procedures in order to remediate the material weakness discussed below, and it is continuing to assess additional controls that may be required to remediate this material weakness. The Company believes that the financial statements included in this 10-K for the year ended December 31, 2005 fairly present the financial condition and results of operations for the periods presented.

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

The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. As a result of the material weakness described in the following paragraph, management concluded that the Company’s internal control over financial reporting as of December 31, 2005 was not effective based upon the criteria in Internal Control — Integrated Framework issued by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005: The Company did not maintain effective policies and procedures over accounting for income taxes. Specifically, the Company lacked effective procedures to reconcile the income tax general ledger accounts to supporting detail and adequately verify data used in income tax computations, and lacked effective policies and procedures for review and approval of amounts recorded in income tax accounts. This material weakness resulted in material errors that led to the restatement of the Company’s consolidated financial statements for 2003 and 2004, and for each of the quarters in the year ended December 31, 2004 and for the first, second and third quarters in 2005, to correct previously reported income tax expense, income taxes payable and deferred income taxes, as discussed further in Note 2 to the Consolidated Financial Statements included in this Form 10-K.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting.  As reported in its Form 10-Q for the quarter ended September 30, 2005, the Company has begun implementation of new modules to its enterprise financial reporting system related to purchase orders and fixed assets, which is expected to be completed during 2006. This implementation continued during the fourth quarter of fiscal year 2005. Other than this change, there were no changes in our internal control over financial reporting (during our most recently completed fiscal quarter) that have materially affected or are reasonably likely to affect our internal control over financial reporting.

The Company began to address its material weakness in internal control over financial reporting with respect to accounting for income taxes in February 2006 in connection with the preparation of the financial statements for the year ended December 31, 2005. Management is in the process of implementing the following additional controls and procedures over accounting for income taxes:

•	performance of a more in-depth and comprehensive review of the differences between the income tax basis and financial reporting basis of asset and liability balances,

•	preparation of a detailed rollforward and reconciliation of all deferred income tax balances,

•	preparation of a detailed rollforward and reconciliation all current taxes payable balances, and

•	performance of additional levels of review during the financial statement close process as it relates to income taxes.

As a result of these additional procedures, management believes that the 2005 consolidated financial statements as well as the restated financial statements for each quarter in 2005 are fairly stated in all material respects.

The Company also began a process to identify other controls and procedures to improve both the preparation and review of accounting for income taxes. We expect to complete this process and implement additional procedures to address this material weakness during the second quarter of 2006. We believe that, once fully implemented, these remediation steps will be sufficient to address the material weakness described above.

(d) Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bowne & Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that Bowne & Co., Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2005. The Company did not maintain effective policies and procedures over accounting for income taxes. Specifically, the Company lacked effective procedures to reconcile the income tax general ledger accounts to supporting detail and adequately verify data used in income tax computations, and lacked effective policies and procedures for review and approval of amounts recorded in income tax accounts. This material weakness resulted in material errors that led to the restatement of the Company’s consolidated financial statements for 2003 and 2004, and for each of the quarters in the year ended December 31, 2004 and for the first, second and third quarters in 2005, to correct previously reported income tax expense, income taxes payable and deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 10, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Bowne & Co., Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bowne & Co., Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  KPMG LLP

New York, New York
April 10, 2006

Item 9B.	Other Information

The following information would otherwise have been filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement”:

•	On December 14, 2005, the Compensation Committee approved individual targets for 2006 performance-based awards that may be paid to the Named Officers under the Company’s Annual Incentive Plan (AIP), subject, in the case of Mr. Kucera and Mr. Shea, to approval by the independent directors of the Board. The AIP awards will be calculated for each participant based on the attainment of the performance goals to be established in 2006. On December 14, 2005, the independent Board directors approved setting 2006 performance-based AIP individual target awards for Mr. Kucera and Mr. Shea.

•	On February 9, 2006, the Board set earnings, segment profit and strategic goals for funding the 2006 performance-based AIP target awards.

•	On March 9, 2006, The Compensation Committee terminated the existing Long Term Incentive Plan (LTIP) and approved a new LTIP with a three year performance cycle for 2006-2008. The LTIP financial performance standards are based on the Company’s return on invested capital.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2006.

The information required by this Item 10 with respect to the Company’s executive officers appears as Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 11, 2006.

The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference from the information provided under the heading “Committees of the Board” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2006.

The Company’s Board of Directors has determined that Mr. Douglas B. Fox, Mr. Stephen V. Murphy, Mr. Wendell M. Smith and Mr. Richard R. West, who serve on the Company’s Audit Committee, are each an “audit committee financial expert” and are “independent”, in accordance with the Sarbanes-Oxley Act of 2002 (“SOX”), Exchange Act Rule 10A-3 and New York Stock Exchange listing requirements.

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

Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 11, 2006, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 11, 2006, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 17 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

Not applicable.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Audit Services and Fees” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

(3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 7, 1999)

Exhibit
Number		Description

10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999; amendments to the Plan are further described in Item 9B of the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.13	—	Long-Term Performance Plan (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.14	—	Deferred Award Plan (incorporated by reference to Exhibit 10.14 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.15	—	Amended and Restated Stock Plan for Directors (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.16	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.17	—	Credit Agreement, dated as of May 11, 2005, related to $150 million revolving credit facility (incorporated by reference to Exhibit 99.1 in the Company’s current report on Form 8-K dated May 13, 2005
10.18	—	Form of Stock Option Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.19	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.20	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.21	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by C. Cody Colquitt, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ Philip E. Kucera
Philip E. Kucera
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip E. Kucera (Philip E. Kucera)	Chairman of the Board and Chief Executive Officer	April 10, 2006

/s/ David J. Shea (David J. Shea)	President, Chief Operating Officer, and Director	April 10, 2006

/s/ C. Cody Colquitt (C. Cody Colquitt)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 10, 2006

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	April 10, 2006

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	April 10, 2006

/s/ Douglas B. Fox (Douglas B. Fox)	Director	April 10, 2006

/s/ Stephen V. Murphy (Stephen V. Murphy)	Director	April 10, 2006

/s/ Gloria M. Portela (Gloria M. Portela)	Director	April 10, 2006

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Director	April 10, 2006

Signature	Title	Date

/s/ Wendell M. Smith (Wendell M. Smith)	Director	April 10, 2006

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	April 10, 2006

/s/ Vincent Tese (Vincent Tese)	Director	April 10, 2006

/s/ Harry Wallaesa (Harry Wallaesa)	Director	April 10, 2006

/s/ Richard R. West (Richard R. West)	Director	April 10, 2006

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to	(Deductions)/	Balance at
	Beginning of	Costs and	Additions	End of
Description	Period	Expenses		Period
	(In thousands)

Allowance for doubtful accounts and sales credits:
Year Ended December 31, 2005	$9,327	$16,482	$(16,535)	$9,274
Year Ended December 31, 2004	$10,159	$12,052	$(12,884)	$9,327
Year Ended December 31, 2003	$9,125	$14,911	$(13,877)	$10,159

During the year ended December 31, 2005, the Company collected approximately $2.0 million of amounts that had previously been written off to bad debt expense.

S-1