Form 10-Q
period 2006-03-31
BOWNE & CO INC
filed 2006-05-10
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5842

Bowne & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 Water Street New York, New York	10041 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 31,790,855 shares of Common Stock outstanding as of May 1, 2006.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	33

Part II
Item 6.	Exhibits	34
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands except per share data)

Revenue	$211,713	$167,572
Expenses:
Cost of revenue	(140,076)	(106,834)
Selling and administrative	(56,753)	(44,280)
Depreciation	(6,981)	(6,525)
Amortization	(370)	(235)
Restructuring charges, integration costs and asset impairment charges	(4,051)	(1,625)

	(208,231)	(159,499)

Operating income	3,482	8,073
Interest expense	(1,295)	(1,286)
Other income, net	1,688	1,363

Income from continuing operations before income taxes	3,875	8,150
Income tax expense	(2,174)	(4,749)

Income from continuing operations	1,701	3,401
Loss from discontinued operations, net of tax	(164)	(825)

Net income	$1,537	$2,576

Earnings per share from continuing operations:
Basic	$.05	$.10
Diluted	$.05	$.10
Loss per share from discontinued operations:
Basic	$.00	$(.03)
Diluted	$.00	$(.03)
Total earnings per share:
Basic	$.05	$.07
Diluted	$.05	$.07
Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Net income	$1,537	$2,576
Foreign currency translation adjustment	(1)	(7,595)
Net unrealized gains arising from marketable securities during the period, after deducting taxes of $4 and $0 for 2006 and 2005, respectively	6	1

Comprehensive income (loss)	$1,542	$(5,018)

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share information)
ASSETS
Current assets:
Cash and cash equivalents	$55,510	$96,839
Marketable securities	47,717	90,675
Accounts receivable, less allowances of $10,764 (2006) and $9,274 (2005)	172,634	126,847
Inventories	40,160	25,957
Prepaid expenses and other current assets	36,823	28,862
Assets held for sale	—	1,227

Total current assets	352,844	370,407
Property, plant and equipment at cost, less accumulated depreciation of $240,194 (2006) and $256,593 (2005)	128,411	108,260
Other noncurrent assets:
Goodwill	46,462	36,205
Intangible assets, less accumulated amortization of $2,755 (2006) and $2,385 (2005)	19,465	14,955
Deferred income taxes	21,812	20,823
Other	13,191	12,598

Total assets	$582,185	$563,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$1,007	$452
Accounts payable	54,683	31,705
Employee compensation and benefits	28,618	43,229
Accrued expenses and other obligations	62,038	63,575
Liabilities held for sale	—	140

Total current liabilities	146,346	139,101
Other liabilities:
Long-term debt — net of current portion	77,646	76,078
Deferred employee compensation	35,106	32,771
Deferred rent and other	14,139	3,525

Total liabilities	273,237	251,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 42,297,417 shares (2006) and 41,913,467 shares (2005)	423	419
Additional paid-in capital	92,905	85,721
Retained earnings	341,546	341,760
Treasury stock, at cost, 10,348,311 shares (2006) and 9,842,404 shares (2005)	(123,456)	(113,652)
Accumulated other comprehensive income, net	(2,470)	(2,475)

Total stockholders’ equity	308,948	311,773

Total liabilities and stockholders’ equity	$582,185	$563,248

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$1,537	$2,576
Adjustments to reconcile net income to net cash used in operating activities:
Net loss from discontinued operations	164	825
Depreciation	6,981	6,525
Amortization	370	235
Asset impairment charges	2,300	—
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(50,829)	(47,644)
Net cash used in operating activities of discontinued operations	(2,860)	(6,869)

Net cash used in operating activities	(42,337)	(44,352)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(5,164)	(3,080)
Purchases of marketable securities	(45,100)	(18,885)
Proceeds from the sale of marketable securities and other	88,212	39,304
Acquisition of businesses, net of cash acquired	(30,878)	—
Net cash used in investing activities of discontinued operations	(250)	(1,168)

Net cash provided by investing activities	6,820	16,171

Cash flows from financing activities:
Payment of debt	(289)	(100)
Proceeds from stock options exercised	7,773	5,633
Payment of dividends	(1,751)	(1,855)
Purchase of treasury stock	(11,432)	—
Other	(113)	—
Net cash used in financing activities of discontinued operations	—	(70)

Net cash (used in) provided by financing activities	(5,812)	3,608

Net decrease in cash and cash equivalents	(41,329)	(24,573)
Cash and cash equivalents, beginning of period	96,839	61,222

Cash and cash equivalents, end of period	$55,510	$36,649

Cash and cash equivalents for 2005 include $9,665 as of the beginning period and $10,572 as of the end of period related to discontinued operations.
Supplemental Cash Flow Information:
Cash paid for interest	$67	$256

Net cash paid for income taxes	$3,376	$7,167

Non-cash investing activities:
Leasehold improvements for New York city office paid by landlord	$9,382	$—

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2005. The Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been presented to reflect the reclassification of the discontinued document scanning and coding business in the statements of operations and cash flows for the three months ended March 31, 2006 and 2005, and the reclassification of the discontinued globalization business in the statements of operations and cash flows for the three months ended March 31, 2005, as described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the full year.

Note 2.	Restatement of 2005 Quarterly Financial Results

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company’s results for the three months ended March 31, 2005 have been restated to correct errors in accounting for income taxes. The impact of these corrections was a decrease in net income of $1,342 ($.04 per share.) In addition, the previously reported 2005 results have been reclassified to reflect the discontinued globalization and document scanning and coding businesses. A summary of restated financial information for the three months ended March 31, 2005 is as follows:

	As Previously	As
	Reported*	Restated

Three Months Ended March 31, 2005
Income from continuing operations before income taxes	$8,150	$8,150
Income tax expense	(3,652)	(4,749)

Income from continuing operations	4,498	3,401
Loss from discontinued operations, net of tax	(580)	(825)

Net income	$3,918	$2,576

Earnings per share from continuing operations:
Basic	$.13	$.10

Diluted	$.13	$.10

Earnings per share from discontinued operations:
Basic	$(.02)	$(.03)

Diluted	$(.02)	$(.03)

Total income per share:
Basic	$.11	$.07

Diluted	$.11	$.07

*	As previously reported has been reclassified to reflect discontinued operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Acquisitions

In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. (“Vestcom”) that was announced in December 2005, for approximately $30 million. During the quarter ended March 31, 2006, the Company began to integrate Vestcom’s Marketing and Business Communications division with its similar digital print business, and the combined entity is operating as a separate reportable segment under the name Bowne Marketing & Business Communications (“MBC”). In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment. With the acquisition, the Company has expanded its geographic coverage with a broad distributed print-on-demand network, improved its portfolio of services, and diversified into the healthcare, gaming, and travel and leisure markets.

The net cash outlay was approximately $30.9 million, which includes acquisition costs of approximately $0.9 million. The excess purchase price over identifiable net tangible assets, which totaled $15.2 million is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of March 31, 2006. Based upon preliminary estimates, $4.9 million has been allocated to the value of customer lists and will be amortized over the estimated useful life of nine years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-03, the Company accrued approximately $1.4 million related to integration costs associated with the acquisition of this business. These costs include estimated severance and facility related costs which are expected to eliminate redundant functions and excess facilities related to the Vestcom MBC business. This amount was reflected in the goodwill balance related to this acquisition.

Pro forma financial information related to the acquisition has not been provided, as it is not material to the Company’s results of operations.

Note 4.	Discontinued Operations

In January 2006, the Company completed the sale of DecisionQuest Discovery Services, its document scanning and coding business that was previously included in the Litigation Solutions segment, for approximately $500. The assets and liabilities of this business were written down as of December 31, 2005 to reflect the fair value as determined in the asset purchase agreement and accordingly the Company did not recognize a gain or loss on the sale of this business. In accordance with the sale agreement, the Company retained the accounts receivable, accounts payable and accrued expenses related to this business. The results for the three months ended March 31, 2005 have been reclassified to reflect this presentation.

The assets and liabilities attributable to this business have been classified in the Condensed Consolidated Balance Sheet as of December 31, 2005 as assets and liabilities held for sale and consist of the following:

December 31,
2005

Accounts receivable, net	$727
Prepaid expenses and other current assets	86
Property and equipment, net	163
Goodwill and intangible assets, net	251

Total assets held for sale	$1,227

Accounts payable and accrued expenses	$140

Total liabilities held for sale	$140

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of the discontinued operations from the document scanning and coding business are as follows:

	Three Months Ended March 31,
	2006	2005

Revenue	$—	$409

Loss from discontinued operations before income taxes	$(268)	$(444)

In September 2005, the Company sold its globalization business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are approximately $3,824 and $6,743 as of March 31, 2006 and December 31, 2005, respectively. These amounts are primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business. The results for the three months ended March 31, 2005 have been reclassified to reflect the presentation of the globalization business as discontinued operations.

Results of the discontinued operations from the globalization business for the three months ended March 31, 2005 are as follows:

Revenue	$58,917

Loss from discontinued operations before income taxes	$(445)

The Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 include $3,287 in accrued expenses and other obligations related to estimated indemnification liabilities associated with the Company’s document outsourcing business, which was sold in November 2004.

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at March 31, 2006 and December 31, 2005 consist primarily of short-term securities including auction rate securities of approximately $45.0 million and $88.0 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction.

Note 6.	Stock Repurchase

On July 29, 2005, the Company entered into a $35 million, Rule 10b5-1 trading plan with a broker to facilitate the repurchase of shares of its common stock. On December 15, 2005, the program was amended to permit the repurchase of an additional $75 million of the Company’s common stock, of which approximately $15 million was authorized to be acquired under a Rule 10b5-1 trading plan. Repurchases can be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. Subsequent to March 31, 2006, the Company authorized an additional $10 million to be acquired under the Rule 10b5-1 trading plan. The program may be discontinued at any time.

During the quarter ended March 31, 2006, the Company repurchased 761,500 shares of its common stock for approximately $11.4 million, at an average price of $15.01 per share. As of March 31, 2006, total shares purchased under the program amounted to 3,167,900, at an average price of $14.33 per share. As of March 31, 2006, there was approximately $4.7 million available for share repurchases under the 10b5-1 trading plan.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described below. In January 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB 25, “Accounting for Stock Issued to Employees,” (APB 25). SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. All new awards are subject to the provisions of SFAS 123(R). Estimated compensation expense for the unvested portion of stock option awards outstanding at the adoption date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Compensation expense related to deferred stock awards and restricted stock awards was recognized by the Company prior to the adoption of SFAS 123(R). The Company has used the “long-haul” method as described in SFAS 123(R) to determine the pool of tax benefits available on the adoption date to offset potential future shortfalls.

In accordance with SFAS 123(R), the Company has measured the share-based compensation cost for stock options granted during the quarter ended March 31, 2006 at the grant date, based on the estimated fair value of the award, and is recognizing the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three months ended March 31, 2006 was $5.27 and was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three months ended March 31, 2006:

Expected dividend yield	1.5%
Expected stock price volatility	36.4%
Risk-free interest rate	4.8%
Expected life of options	5 years

The Company used historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the three months ended March 31, 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded compensation expense related to stock options of $281 during the quarter ended March 31, 2006, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of March 31, 2006, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years. The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net income, earnings per share from continuing operations, and earnings per share for the three months ended March 31, 2006:

Three Months Ended
March 31,
2006

Impact on income from continuing operations before income taxes	$281
Impact on income from continuing operations	$171
Impact on basic earnings per share from continuing operations	$.01
Impact on diluted earnings per share from continuing operations	$.01

Impact on net income	$171
Impact on basic earnings per share	$.01
Impact on diluted earnings per share	$.01

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic method prescribed by APB 25. No stock-based employee compensation cost related to stock options was reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on income from continuing operations, earnings per share from continuing operations, loss from discontinued operations, loss per share from discontinued operations, net income, and earnings per share for the quarter ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123(R).

Three Months Ended
March 31,
2005
Restated

Income from continuing operations:
As reported	$3,401
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(300)

Pro forma income from continuing operations	$3,101

As reported earnings per share from continuing operations:
Basic	$.10
Diluted	$.10
Pro forma earnings per share from continuing operations:
Basic	$.09
Diluted	$.09

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended
March 31,
2005
Restated

Loss from discontinued operations:
As reported	$(825)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	—

Pro forma loss from discontinued operations	$(825)

As reported loss per share from discontinued operations:
Basic	$(.03)
Diluted	$(.03)
Pro forma loss per share from discontinued operations:
Basic	$(.03)
Diluted	$(.03)

Three Months Ended
March 31,
2005
Restated

Net income:
As reported	$2,576
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(300)

Pro forma net income	$2,276

As reported earnings per share:
Basic	$.07
Diluted	$.07
Pro forma earnings per share:
Basic	$.06
Diluted	$.06

The Company did not grant any options during the three months ended March 31, 2005.

Stock Option Plans

The Company has four stock incentive plans: a 1992 Plan, a 1997 Plan, a 1999 Plan, and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.

During the fourth quarter of 2004, the Company transferred 409,550 shares remaining under the 1992 Plan and 996,550 shares remaining under the 1997 Plan (that either had not previously been issued or were not subject to outstanding awards) to the 1999 Plan. As a result of these transfers, the Company’s 1992 and 1997 Stock Option Plans provided for the granting of options to purchase 1,290,450 and 732,050 shares, respectively, to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired December 19, 2001 except as to options then outstanding. The Company’s 1999 Incentive Compensation Plan provides for the granting of options to purchase 4,827,500 shares to officers, key employees, non-employee

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 4,827,500 shares reserved under the 1999 Plan, 300,000 may be issued as awards other than options and stock appreciation rights (“SARs”). The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

All plans, except the 2000 Plan, permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1997 Plan permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs and LSARs may be paid in shares, cash or combinations thereof. The 1999 Plan allows for those awards previously mentioned under the 1997 Plan, as well as restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation and Management Development Committee of the Board (the “Committee”) governs most of the parameters of the 1999 and 2000 Plans including grant dates, expiration dates, and other awards.

The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units, and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of Securities	Weighted-Average		Number of Securities
	to be Issued Upon	Exercise Price of		Remaining Available
	Exercise/Conversion	Outstanding Options		for Future Issuance

Plans approved by shareholders:
Stock options	2,630,478	$14.11		921,888
Restricted stock and deferred stock units	130,138	(a	)	139,863
Plan not approved by shareholders:
Stock options	881,750	$12.35		158,254
Deferred stock units	719,741	(a	)	—

Total	4,362,107			1,220,005

(a)	Not applicable

There were no SARs or LSARs outstanding as of March 31, 2006.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of the stock option activity for the three months ended March 31, 2006 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding at January 1, 2006	4,053,478	$13.57
Granted	60,000	$14.96
Exercised	(580,500)	$12.97
Forfeited	(20,750)	$17.56
Outstanding, as of March 31, 2006	3,512,228	$13.67	$11,409
Exercisable, as of March 31, 2006	2,928,478	$13.42	$10,364

The total intrinsic value of the options exercised during the three months ended March 31, 2006 and 2005 was $1,417 and $1,635, respectively. During the three months ended March 31, 2006 and 2005, the amount of cash received from the exercise of stock options was $7,773 and $5,633, respectively with related tax benefits of $553 and $629, respectively.

The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	March 31,	Remaining	Exercise	March 31,	Exercise
Exercise Prices	2006	Life	Price	2006	Price

$8.84 - $10.31	296,147	5 years	$9.24	296,147	$9.24
$10.32 - $11.99	310,930	4 years	$10.65	310,930	$10.65
$12.00 - $14.00	1,756,947	4 years	$13.22	1,687,947	$13.19
$14.01 - $15.77	747,550	8 years	$14.97	239,550	$14.90
$15.78 - $22.50	400,654	2 years	$18.84	393,904	$18.87

	3,512,228	5 years	$13.67	2,928,478	$13.42

The following table summarizes information about nonvested stock option awards as of March 31, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair value

Nonvested stock options at January 1, 2006	523,750	$4.78
Granted	60,000	$5.27

Nonvested stock options at March 31, 2006	583,750	$4.81

Deferred Stock Awards

In 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. At March 31, 2006 and December 31, 2005, the amounts included in stockholders’ equity for these units were $6,488 and $6,932, respectively. At March 31, 2006 and December 31, 2005, there were 572,447 and 602,955 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,313 and $2,390 at March 31, 2006 and December 31, 2005, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At March 31, 2006 and December 31, 2005, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At March 31, 2006 and December 31, 2005, respectively, there were 180,431 and 194,654 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

As previously disclosed, the Company recognized compensation expense related to deferred stock awards prior to the adoption of SFAS 123(R). Compensation expense related to deferred stock awards amounted to $249 and $178 for the three months ended March 31, 2006 and 2005, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock awards during 2005 and 2004. There were no restricted stock awards granted during the three months ended March 31, 2006. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares was determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense over the respective service periods. As of March 31, 2006 unrecognized compensation expense related to these grants amounted to $1,119 which will be recognized over a weighted-average period of 1.3 years. As of March 31, 2006 there were 97,001 nonvested shares of restricted stock.

As previously disclosed, the Company recognized compensation expense related to restricted stock awards prior to the adoption of SFAS 123(R). Compensation expense related to restricted stock awards amounted to $230 and $95 for the three months ended March 31, 2006 and 2005, respectively.

Note 8.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended March 31, 2006 and 2005 excludes the dilutive effect of approximately 758,539 and 1,112,497 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF 04-08, the weighted-average diluted shares outstanding for three months ended March 31, 2006 and 2005 also excludes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effect of EITF 04-08 are anti-dilutive to the earnings per share calculation for both periods.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2006	2005

Basic shares	32,523,463	34,662,506
Diluted shares	32,903,942	35,355,150

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Inventories

Inventories of $40,160 at March 31, 2006 included raw materials of $6,691, and work-in-process of $33,469. At December 31, 2005, inventories of $25,957 included raw materials of $3,500 and work-in-process of $22,457.

Note 10. — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended March 31, 2006 is as follows:

		Marketing &
	Financial	Business
	Print	Communications	Litigation Solutions	Total

Balance at January 1, 2006	$14,077	$2,615	$19,513	$36,205
Goodwill associated with MBC acquisition	2,224	8,062	—	10,286
Foreign currency translation adjustment	(29)	—	—	(29)

Balance at March 31, 2006	$16,272	$10,677	$19,513	$46,462

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer lists	$9,435	$1,292	$4,555	$1,057
Covenants not–to-compete	3,026	1,463	3,026	1,328
Unamortizable intangible assets:
Trade name	1,900	—	1,900	—
Intangible asset related to minimum pension liability	7,859	—	7,859	—

	$22,220	$2,755	$17,340	$2,385

The increase in customer lists as of March 31, 2006 is a result of the acquisition of MBC which was completed in January 2006.

Note 11.	Accrued Restructuring, Integration, and Asset Impairment Charges

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

During the first quarter of 2006, the Company continued to implement further cost reductions. These restructuring charges included severance and integration costs of approximately $871 related to the integration of Vestcom’s MBC division into Bowne’s MBC business and additional workforce reductions at certain financial print locations. In addition, the Company incurred an asset impairment charge of $2,300 related to the consolidation of MBC facilities which is expected to occur in the second quarter of 2006. These actions resulted in restructuring, integration and asset impairment charges totaling $4,051 for the three months ended March 31, 2006.

The following information summarizes the costs incurred with respect to asset impairments and restructuring activities initiated during the first quarter of 2006:

	Severance
	and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairment	Other	Total

Financial Print	$766	$55	$—	$—	$821
Marketing & Business Communications	323	—	2,300	548	3,171
Corporate/Other	59	—	—	—	59

Total	$1,148	$55	$2,300	$548	$4,051

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2004, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2004	$1,109	$5,227	$27	$6,363
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,443)	(27)	(4,231)

Balance at December 31, 2005	4,023	4,996	—	9,019
2006 expenses	1,148	55	548	1,751
Paid in 2006	(2,030)	(335)	(548)	(2,913)

Balance at March 31, 2006	$3,141	$4,716	$—	$7,857

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2006.

The Company also accrued $1,350 of costs associated with the acquisition of Vestcom’s MBC operations during the three months ended March 31, 2006, which were accounted for as part of the cost of the acquisition under the provisions of EITF 95-03. These costs are primarily related to estimated severance and personnel related costs associated with the termination of certain employees from the Vestcom component of the MBC business and estimated costs related to the elimination of excess facilities and the consolidation of certain existing facilities related to the Vestcom component of the MBC business. The balance remaining on this accrual at March 31, 2006 was $1,282 and is expected to be paid by 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Debt

The components of debt at March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005

Convertible subordinated debentures	$75,000	$75,000
Other	3,653	1,530

	$78,653	$76,530

The Company had all of the borrowings available under its $150 million five-year senior, unsecured revolving credit facility, which is more fully described in Note 12 of the Company’s annual report on Form 10-K for the year ended December 31, 2005. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of March 31, 2006, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2006. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no balance on this credit facility as of March 31, 2006 and December 31, 2005.

Note 13.	Postretirement Benefits

The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, benefits for current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who continue to accrue benefits under the pre-January 1, 2003 formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and SERP are described more fully in Note 13 to the Company’s annual report on Form 10-K for the year ending December 31, 2005. Also, certain non-union international employees are covered by other retirement plans.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Service cost	$1,658	$1,651	$98	$96
Interest cost	1,781	1,696	298	351
Expected return on plan assets	(1,993)	(1,760)	—	—
Amortization of transition (asset) liability	(80)	(80)	25	25
Amortization of prior service cost	79	80	385	378
Amortization of actuarial loss	224	118	236	218

Net periodic cost of defined benefit plans	1,669	1,705	1,042	1,068
Union plans	86	82	—	—
Other retirement plans	550	414	—	—

Total cost	$2,305	$2,201	$1,042	$1,068

The company is not required to make any contribution to its pension plan in 2006.

Note 14.	Income Taxes

Income tax expense for the three months ended March 31, 2006 was $2,174 on pre-tax income from continuing operations of $3,875, compared to income tax expense for the same period in 2005 of $4,749 on pre-tax income from continuing operations of $8,150. As discussed in Note 2 of the Condensed Consolidated Financial Statements, income tax expense for the three months ended March 31, 2005 has been restated.

Note 15.	Comprehensive Loss

The components of accumulated other comprehensive loss are summarized as follows:

	March 31,	December 31,
	2006	2005

Foreign currency translation adjustment	$1,589	$1,590
Minimum pension liability adjustment (net of tax effect)	(4,045)	(4,045)
Unrealized losses on marketable securities (net of tax effect)	(14)	(20)

	$(2,470)	$(2,475)

Note 16.	Segment Information

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

During the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following reportable business segments: financial print, marketing

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s 2005 segment information has been reclassified to conform to the new presentation. The services of each of the Company’s segments are described further below:

Financial Print — transactional financial printing, compliance reporting, mutual fund printing, and commercial printing. The services of the financial print segment are marketed throughout the world.

Marketing & Business Communications — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, pre- and post-enrollment kits, marketing material, and direct mail.

Litigation Solutions — consulting and software solutions, including DecisionQuest®, one of the nation’s leading trial research firms.

As discussed in Note 3, the Company acquired the Marketing and Business Communications division of Vestcom International, Inc., in January 2006. The domestic digital print business is a component of Bowne’s Marketing & Business Communications segment. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment.

As discussed in Note 4, the Company sold its globalization business in September 2005 and its document scanning and coding business within its litigation solutions segment in January 2006. The results from these businesses are not included in the segment results presented below. Segment information for the prior period has been reclassified to reflect this presentation.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses, plus the Company’s equity share of income (loss) associated with a joint venture investment in the Litigation Solutions segment. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, gain on the sale of building, loss on extinguishment of debt, loss on sale of marketable securities, other expenses and other income. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and income.

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Print	$166,472	$146,747
Marketing & Business Communications	39,304	13,176
Litigation Solutions	5,937	7,649

	$211,713	$167,572

Segment profit (loss):
Financial Print	$18,830	$21,415
Marketing & Business Communications	2,121	(729)
Litigation Solutions	724	1,089
Corporate/Other (see detail below)	(9,154)	(5,579)

	12,521	16,196
Depreciation expense	(6,981)	(6,525)
Amortization expense	(370)	(235)
Interest expense	(1,295)	(1,286)

Income from continuing operations before income taxes	$3,875	$8,150

Corporate/Other (by type):
Shared corporate expenses	$(6,473)	$(5,080)
Other income, net	1,370	1,126
Restructuring charges, integration costs and asset impairment charges	(4,051)	(1,625)

	$(9,154)	$(5,579)

Note 17.	Subsequent Event

On April 25, 2006, the Company acquired certain assets of PLUM Computer Consulting, Inc., (“PLUM”) a software development and consulting firm with a service offering for the investment management industry, for $2 million in cash, plus an additional $3 million to be paid upon the receipt of certain deliverables. The purchase price also provides for the payment of additional consideration based upon a percentage of revenue over a five-year period. PLUM has developed a content management system that provides mutual fund and investment management firms with the means to collaborate throughout the process of creating, composing and distributing critical communications such as prospectuses and shareholder reports.

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

Overview

The Company’s results of operations for the quarter ended March 31, 2006 were impacted by the acquisition of Vestcom’s Marketing and Business Communications division in January 2006. The acquisition and integration of Vestcom’s Marketing and Business Communications division with Bowne’s similar digital print business was announced in the fourth quarter of 2005, and the combined entity now operates as a separate reportable segment under the name Bowne Marketing & Business Communications. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment. With the acquisition, the Company has expanded its geographic coverage with a broad distributed print-on-demand network, improved its portfolio of services, and diversified into the gaming and travel and leisure markets.

Also impacting the results of operations for the quarter ended March 31, 2006 was an increase in revenue from transactional financial print services and the continued increase in non-transactional financial print revenue.

As previously discussed in Note 16 to the Condensed Consolidated Financial Statements, during the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following reportable segments: financial print, marketing and business communications, and litigation solutions. The Company had previously reported the marketing and business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s results for the quarter ended March 31, 2005 have been restated to conform to this presentation.

The results of the Company’s three reporting segments are discussed below:

•	Financial Print: Revenue increased $19.7 million, or 13%, to $166.5 million for the quarter ended March 31, 2006 as compared to the same period in 2005. Segment profit decreased $2.6 million, or 12%, to $18.8 million, for the quarter ended March 31, 2006 as compared to the same period in 2005 due to the impact of several one-time items. Revenue from transactional printing increased 9% for the quarter ended March 31, 2006 as compared to the same period in the prior year, a result of the continued momentum in capital market activity that began in the second half of 2005. Non-transactional revenue continued its increase that began in 2005, including mutual fund and compliance reporting revenue, which increased approximately 16% and 6%, respectively, for the quarter ended March 31, 2006 as compared to the same period in 2005.

•	Marketing & Business Communications: This segment reported revenue of $39.3 million and segment profit of $2.1 million for the quarter ended March 31, 2006 as compared to revenue of $13.2 million and a segment loss of $0.7 million for the quarter ended March 31, 2005. This segment’s significant improvements in the first quarter of 2006 as compared to the first quarter of 2005 are the result of the acquisition and integration of Vestcom’s Marketing and Business Communications division with the Company’s existing digital print business. The integration is proceeding as planned, and the Company is optimistic regarding the future operating results of this business.

•	Litigation Solutions: Revenue decreased $1.7 million, or 22%, to $5.9 million for the quarter ended March 31, 2006 as compared to the same period in 2005. Segment profit decreased approximately $0.4 million, or 33%, to $0.7 million for the quarter ended March 31, 2006 as compared to the same period in 2005. The document scanning and coding component of this business was sold in January 2006 and is reflected as a discontinued operation in the accompanying Condensed Consolidated Financial Statements. The results for the quarter ended March 31, 2005 have been reclassified to reflect this presentation.

As discussed in further detail in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its globalization business in September 2005. The Company’s results of operations for the quarter ended March 31, 2005 have been reclassified to present the results of this business as a discontinued operation.

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

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the quarters ended March 31, 2006 and 2005:

	Quarters Ended
	March 31,
	2006	2005

Financial Print	$821	$720
Marketing & Business Communications	3,171	222
Litigation Solutions	—	—
Corporate/Other	59	683

Total	$4,051	$1,625

After tax impact	$2,475	$1,042
Per share impact	$0.08	$0.03

The actions taken in the quarter ended March 31, 2006 reflect (i) an asset impairment charge of $2,300 related to the consolidation of MBC facilities which is expected to occur in the second quarter of 2006, (ii) severance and integration costs of approximately $871 related to the integration of Vestcom’s MBC division into Bowne’s MBC business, and (iii)  additional workforce reductions at certain financial print locations. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.

The Company expects to incur total restructuring and integration charges for the full-year 2006 of approximately $12 million to $16 million.

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, during the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable segments: financial print, marketing & business communications, and litigation solutions. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its financial print segment. The Company’s 2005 segment information has been restated to conform to the new presentation.

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

As described in Note 2 to the Condensed Consolidated Financial Statements, income tax expense for the quarter ended March 31, 2005 has been restated. The restatement had no impact on previously reported revenue, income from continuing operations before income taxes, segment results, or net cash flows.

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005

Financial Print

					Quarter Over
	Quarters Ended March 31,				Quarter
		% of		% of
Financial Print Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$56,812	34%	$52,025	35%	$4,787	9%
Compliance reporting	46,746	28	44,031	30	2,715	6
Mutual funds	44,449	27	38,356	26	6,093	16
Commercial	15,365	9	10,112	7	5,253	52
Other	3,100	2	2,223	2	877	39

Total revenue	166,472	100	146,747	100	19,725	13
Cost of revenue	(104,077)	(62)	(89,989)	(61)	14,088	16

Gross margin	62,395	38	56,758	39	5,637	10
Selling and administrative	(43,565)	(26)	(35,343)	(24)	8,222	23

Segment profit	$18,830	12%	$21,415	15%	$(2,585)	(12)%

Other Items:
Depreciation	$(4,852)	(3)%	$(5,322)	(4)%	$(470)	(9)%
Restructuring, integration and asset impairment charges	(821)	(1)	(720)	(1)	101	14

Financial Print revenue increased 13% for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, with the largest class of service in this segment, transactional financial printing, up 9% as compared to the quarter ended March 31, 2005. The increase in transactional print revenue is a result of the positive trends in IPO activity that began during the fourth quarter of 2005. Compliance reporting revenue increased 6% for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005, due in part to new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 16%, and commercial revenue increased 52% for the quarter ended March 31, 2006 compared to the same period 2005, primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $2,161 of the increase in commercial revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the financial print segment.

Revenue from the international markets increased 29% to approximately $30,070 for the quarter ended March 31, 2006, as compared to $23,352 for the quarter ended March 31, 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 26% for the quarter ended March 31, 2006 compared to 2005.

Gross margin of the financial print segment increased 10% over the prior period 2005, and the margin percentage decreased by approximately 1%. The increase in gross margin was due primarily to the increase in revenue, while the decrease in the margin as a percent of revenue is due to the large increases in mutual fund and commercial revenue, which have lower margins than transactional financial printing and compliance reporting. Gross margins were also negatively impacted due to competitive pricing pressure.

Selling and administrative expenses increased 23% for the quarter ended March 31, 2006, compared to the same period in 2005, and as a percentage of revenue, increased approximately two percentage points to 26% for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. The increase in these expenses is primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase in selling and administrative costs is a $2,375 increase in bad debt expense for the three months ended March 31, 2006 as compared to the same period in 2005, due to the collection of approximately $2 million of amounts during the first quarter of 2005 that reduced bad debt expense in that period. The first quarter of 2006 did not experience similar recoveries of bad debt expense. In addition, facility costs in the New York office during the first quarter of 2006 were approximately $1.2 million higher than in the first quarter of 2005 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move from 345 Hudson to 55 Water Street. Approximately $700 of these facility related costs are non-recurring. The Company also incurred approximately $300 of non-recurring expenses related to its acquisition of certain assets of PLUM Computer Consulting, Inc.

The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2006, the Company incurred additional restructuring charges within its financial print segment related to additional workforce reductions in certain locations. Total restructuring charges related to the financial print segment for the quarter ended March 31, 2006 were $821, compared to $720 for the quarter ended March 31, 2005.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment decreased 12% for the quarter ended March 31, 2006 as compared to the same period in 2005, primarily as a result of the increase in selling and administrative expenses. Segment profit as a percentage of revenue decreased three percentage points to approximately 12% which reflects the increase in selling and administrative expenses. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

  Marketing & Business Communications

	Quarters Ended March 31,				Quarter Over Quarter
		% of		% of
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$39,304	100%	$13,176	100%	$26,128	198%
Cost of revenue	(31,178)	(79)	(11,144)	(85)	20,034	180

Gross margin	8,126	21	2,032	15	6,094	300
Selling and administrative	(6,005)	(15)	(2,761)	(21)	3,244	118

Segment profit (loss)	$2,121	6%	$(729)	(6)%	$2,850	391%

Other Items:
Depreciation	$(1,880)	(5)%	$(734)	(6)%	$1,146	156%
Restructuring, integration, and asset impairment charges	(3,171)	(8)	(222)	(2)	2,949	1,328

Revenue and gross margin increased significantly for the quarter ended March 31, 2006 as compared to the same period in 2005. This increase was primarily due to the integration of the acquired Marketing and Business Communications division of Vestcom during the quarter ended March 31, 2006, as well as increases in personalization and fulfillment revenue from existing clients. Both quarters ended March 31, 2006 and March 31, 2005 benefit from the seasonality of business from insurance customers, which typically occurs during the first quarter of the year. Gross margin percentage increased approximately six percentage points to 21% for the quarter ended March 31, 2006 as compared to the same period in 2005 due to improved utilization of production resources as a result of the increased volume of business.

Selling and administrative expenses increased significantly for the quarter ended March 31, 2006 as compared to the same period in 2005 primarily as a result of the acquisition. As a percentage of revenue, selling and administrative charges decreased six percentage points to 15% related to the favorable impact of a reduction in the administrative cost base for the quarter ended March 31, 2006 as compared to the same period in 2005, and the economies realized from integrating the workforces of Vestcom and Bowne.

Restructuring, integration, and asset impairment charges related to this segment were $3,171 for the quarter ended March 31, 2006 as compared to $222 for the quarter ended March 31, 2005. The costs incurred in 2006 were primarily related to an impairment charge of $2,300 related to the consolidation of MBC facilities that is expected to occur in the second quarter of 2006, and severance and integration costs associated with the integration of the workforce.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment improved significantly for the quarter ended March 31, 2006 as compared to 2005. Segment profit as a percentage of revenue improved twelve percentage points to 6% for the quarter ended March 31, 2006. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income from continuing operations before income taxes.

Litigation Solutions

					Quarter Over
	Quarters Ended March 31,				Quarter
		% of		% of
Litigation Solutions Results:	2006	Revenue	2005	Revenue	$ Change	% Change
			(Dollars in thousands)

Revenue	$5,937	100%	$7,649	100%	$(1,712)	(22)%
Cost of revenue	(4,808)	(81)	(5,701)	(75)	(893)	(16)

Gross margin	1,129	19	1,948	25	(819)	(42)
Selling and administrative	(722)	(12)	(1,096)	(14)	(374)	(34)
Other income	317	5	237	3	80	34

Segment profit	$724	12%	$1,089	14%	(365)	(34)

Other Items:
Depreciation	$(115)	(2)%	$(140)	(2)%	$(25)	(18)%

Revenue decreased 22% and gross margin decreased 42% for the quarter ended March 31,2006 compared to 2005. The gross margin percentage decreased six percentage points to approximately 19% for the quarter ended March 31, 2006 as compared to 2005. The decline in revenue and gross margin is due to a decrease in the volume of transactional consulting services in 2006 as compared to the same period in 2005. The decline in the gross margin percentage is due to the impact of the decline in revenue on a relatively fixed cost base (consultants and facilities).

Selling and administrative expenses decreased 34% for the quarter ended March 31, 2006 compared to 2005, while decreasing two percentage points as a percentage of revenue. The reduction in selling and administrative expenses is primarily due to a reduction in overhead labor costs and discretionary spending. Also contributing to the decrease in 2006, as compared to 2005 was the continued reduction in marketing expenditures at DecisionQuest. The decrease in selling and administrative expenses is also generally related to reductions in those expenses directly associated with sales, such as selling expenses (including incentive compensation and bonuses), and certain variable administrative expenses.

Other income increased 34%, primarily related to the increase in income from the Company’s equity share of income associated with the CaseSoft joint venture investment for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment decreased $365, or 34%, for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. Segment profit as a percentage of revenue decreased two percentage points to 12% for the quarter ended March 31, 2006. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Summary

Overall revenue increased $44,141, or 26%, to $211,713 for the quarter ended March 31, 2006 as compared to the same period in 2005. The increase in revenue is attributed to the integration of the Marketing and Business Communications division of Vestcom within the MBC segment, and an increase in revenue from the financial print segment. Gross margin increased $10,899, or 18% for the quarter ended March 31, 2006 as compared to the same period in 2005, and the gross margin percentage decreased approximately two percentage points to 34% for the quarter ended March 31, 2006.

Selling and administrative expenses on a company-wide basis increased by approximately $12,473, or 28%, to $56,753 for the quarter ended March 31, 2006 as compared to the same period in 2005. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and higher bad debt expenses within the financial print segment as a result of the large amount of bad debt recoveries in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2006. In addition, the Company experienced higher facility related expenses during the quarter ended March 31, 2006 due to the move of the New York office from 345 Hudson to 55 Water Street. Shared corporate expenses were approximately $6.5 million for the quarter ended March 31, 2006, as compared to approximately $5.1 million for the same period in 2005, an increase of approximately $1.4 million, primarily due to increases in professional fees, increased facility expenses related to the move of the New York corporate offices, and costs associated with a meeting of the Company’s management team during the first quarter of 2006. As a percentage of revenue, overall selling and administrative expenses increased one percentage point to 27% for the quarter ended March 31, 2006 as compared to the same period in 2005.

Depreciation expense increased by $456, or 7%, for the quarter ended March 31, 2006, compared to the same period 2005 due to the acquisition of the Vestcom business in January 2006.

There were approximately $4,051 in restructuring, integration, and asset impairment charges during the quarter ended March 31, 2006, as compared to $1,625 in the same period in 2005, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Income tax expense for the quarter ended March 31, 2006 was $2,174 on pre-tax income from continuing operations of $3,875 compared to a tax expense in the same period of 2005 of $4,749 on pre-tax income from continuing operations of $8,150. The size of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

Loss from discontinued operations for the quarter ended March 31, 2006 was $164 as compared to a loss from discontinued operations of $825 for the quarter ended March 31, 2005. The 2006 results from discontinued operations include the operating results of the document scanning and coding business until its sale in January 2006 and the 2005 results from discontinued operations include the results of the document scanning and coding business and the discontinued globalization business.

As a result of the foregoing, net income for the quarter ended March 31, 2006 was $1,537 as compared to net income of $2,576 for the quarter ended March 31, 2005.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its financial print segment. Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes for the quarters ended March 31, 2006 and 2005 are as follows:

	Quarters Ended March 31,
	2006	2005

Domestic (United States)	$5,028	$6,870
International	(1,153)	1,280

Income from continuing operations before taxes	$3,875	$8,150

Domestic and international pre-tax income from continuing operations declined in the quarter ended March 31, 2006, compared to the same period in 2005. These declines are primarily attributable to increases in restructuring, integration and asset impairment charges in the domestic operations, increased bad debt expense in the domestic and international operations due to the recovery of bad debts during the quarter ended March 31, 2005 that were previously written off, and higher facility related expenses for domestic operations. The international operations also experienced lower results in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 due to higher labor and benefits costs, higher depreciation expense, and the effects of foreign currency fluctuations.

Liquidity and Capital Resources

	Quarters Ended March 31,
Liquidity and Cash Flow information:	2006	2005

Working capital	$206,498	$171,021
Current ratio	2.41:1	2.21:1
Net cash used in operating activities	$(42,337)	$(44,352)
Net cash provided by investing activities	$6,820	$16,171
Net cash (used in) provided by financing activities	$(5,812)	$3,608
Capital expenditures	$(5,164)	$(3,080)
Average days sales outstanding	73	74

Overall working capital increased approximately $35.5 million as of March 31, 2006, as compared to March 31, 2005. The increase in working capital results from several factors. The primary reason for the increase in working capital is the increase in cash and marketable securities of approximately $77.1 million as of March 31, 2006 as compared to March 31, 2005 resulting from the net proceeds received from the sale of the globalization business during the third quarter of 2005. Also contributing to the increase in working capital was an increase in accounts receivable of $36.6 million as of March 31, 2006 as compared to March 31, 2005 due to higher revenue during the quarter ended March 31, 2006 and due partially to the Vestcom acquisition. Offsetting the increase in working capital as of March 31, 2006 as compared to March 31, 2005 is the excess of current assets held for sale over current liabilities held for sale of approximately $48.6 million as of March 31, 2005, related to the discontinued globalization and document scanning and coding businesses and an increase in accounts payable of approximately $13.0 million as of March 31, 2006 as compared to March 31, 2005.

During the quarter ended March 31, 2006, the Company repurchased 761,500 shares of its common stock for approximately $11.4 million (an average price of $15.01 per share) in accordance with its share repurchase program that is described more fully in Note 6 to the Condensed Consolidated Financial Statements. Approximately $15 million was authorized for the repurchase of shares under a Rule 10b5-1 trading plan. As of March 31, 2006 there was approximately $4.7 million available for share repurchases under the 10b5-1 plan. Through May 9, 2006, the Company has repurchased an additional 0.2 million shares of its common stock under this plan for approximately $3.9 million bringing the average price of shares repurchased under this plan to $14.46 per share. Subsequent to March 31, 2006, the Company authorized an additional $10 million to be acquired under the Rule 10b5-1 trading plan. This program may be discontinued at any time.

The Company had all of the borrowings available under its $150 million five-year senior, unsecured revolving credit facility as of March 31, 2006. The Facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of March 31, 2006.

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

Capital expenditures for the quarter ended March 31, 2006 were $5.2 million, which includes $1.6 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006. For the full year 2006, the Company plans capital spending of approximately $25 million to $29 million, of which $3 million is related to this relocation.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Year-to-date average days sales outstanding decreased to 73 days for the three months ended March 31, 2006 from 74 days for the same period last year. The Company had net cash used in operating activities of $42,337, and $44,352 for the quarters ended March 31, 2006 and 2005, respectively. The slight decrease in net cash used in operating activities for the three months ended March 31, 2006 as compared to the same period in 2005 is primarily attributable to a lower amount of bonuses paid in the first quarter of 2006 as compared to the first quarter of 2005 and a decrease in the net cash used by discontinued operations in 2006 as compared to 2005. These decreases were partially offset by an increase in cash used to pay for restructuring related accruals during the first quarter of 2006 as a result of the reduction in workforce that was announced during the fourth quarter of 2005 and a larger increase in accounts receivable for the first quarter of 2006 as compared to the same period in 2005. Overall, cash used in operating activities decreased by approximately $2,015 from 2005 to 2006.

Net cash provided by investing activities was $6,820 for the quarter ended March 31, 2006 as compared to $16,171 for the quarter ended March 31, 2005. The decrease in net cash provided by investing activities from 2005 to 2006 was primarily the result of the net cash used in the acquisition of Vestcom’s Marketing and Business Communications division that was completed during the first quarter of 2006 and a slight increase in capital expenditures for the quarter ended March 31, 2006 as compared to same period in 2005. Offsetting these increases in cash used by investing activities was an increase in the net proceeds received from the sale of marketable securities for the quarter ended March 31, 2006 as compared to the same period in 2005.

Net cash (used in) provided by financing activities was $(5,812) and $3,608 for the quarters ended March 31, 2006 and 2005, respectively. The change in 2006 as compared to 2005 primarily resulted from the repurchase of approximately .8 million shares of the Company’s common stock for $11,432, at an average price of $15.01 per share, during the quarter ended March 31, 2006. There were no share repurchases during the quarter ended March 31, 2005.

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

The guidance for the full year 2006 results remains unchanged from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2005, and the Company continues to estimate that full year 2006 results will be in the ranges below.

Full Year 2006

Revenues:	$755 to $840 million
Financial Print	$600 to $660 million
Marketing & Business Communications	$130 to $150 million
Litigation Solutions	$25 to $30 million
Segment Profit:
Financial Print	$75 to $95 million
Marketing and Business Communications	$2 to $9 million
Litigation Solutions	$3 to $5 million
Corporate/Other:
Corporate expenses	$17 to $20 million
Integration, restructuring and impairment charges	$12 to $16 million
Depreciation and amortization	$28 to $30 million
Interest expense	$5 million
Diluted earnings per share from continuing operations	$0.29 to $0.67
Diluted earnings per share from continuing operations, excluding integration, restructuring and impairment charges	$0.50 to $0.95
Diluted shares	33.3 million
Capital expenditures (including $3 million related to the New York City office relocation)	$25 to $29 million

Recent Accounting Pronouncements

In January 2006, the Company adopted the provisions of SFAS 123(R) as described more fully in Note 7 to the Condensed Consolidated Financial Statements. SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. All new awards are subject to the provisions of SFAS 123(R).

The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net income, earnings per share from continuing operations, and earnings per share for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006

Impact on income from continuing operations before income taxes	$281
Impact on income from continuing operations	$171
Impact on basic earnings per share from continuing operations	$.01
Impact on diluted earnings per share from continuing operations	$.01

Impact on net income	$171
Impact on basic earnings per share	$.01
Impact on diluted earnings per share	$.01

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the quarter ended March 31, 2006, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of March 31, 2006, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the quarter ended March 31, 2006.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $1 and $7,595 in its Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2006 and 2005, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $47.7 million as of March 31, 2006, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

As reported in its annual report on Form 10-K for the year ended December 31, 2005, the Company’s management identified material weaknesses in its internal control over financial reporting related to its policies and procedures over accounting for income taxes. Specifically, the Company lacked effective procedures to reconcile the income tax general ledger accounts to supporting detail and adequately verify data used in income tax computations, and lacked effective policies and procedures for review and approval of amounts recorded in income tax accounts. As a result of these material weaknesses, management concluded in its 2005 annual report that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

During the three months ended March 31, 2006, the Company has implemented additional controls and procedures (discussed further below) in order to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. The Company began to address its material weakness in internal control over financial reporting with respect to accounting for income taxes in February 2006 in connection with the preparation of the financial statements for the year ended December 31, 2005 and continues to implement additional controls and procedures over accounting for income taxes. The Company has not completed implementation and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of March 31, 2006. Based upon this conclusion, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

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

(b) Changes in Internal Control Over Financial Reporting.  During the three months ended March 31, 2006, management has taken the following actions listed below to remediate the material weaknesses described in the Company’s annual report on Form 10-K for the year ended December 31, 2005:

•	performance of a more in-depth and comprehensive review of the differences between the income tax basis and financial reporting basis of asset and liability balances,

•	preparation of a detailed rollforward and reconciliation of all deferred income tax balances,

•	preparation of a detailed rollforward and reconciliation of all current taxes payable balances,

•	performance of additional levels of review during the financial statement close process as it relates to income taxes, and

•	engaged external tax advisors to assist and review the Company’s quarterly income tax provision calculation.

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

PART II

OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Richard Bambach Jr., Vice President, Interim Chief Financial Officer, and Corporate Controller
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard Bambach Jr., Vice President, Interim Chief Financial Officer, and Corporate Controller

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  PHILIP E. KUCERA
Philip E. Kucera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President, Interim Chief Financial Officer
and Corporate Controller
(Principal Financial and Accounting Officer)

Date: May 10, 2006