Form 10-Q
period 2006-06-30
BOWNE & CO INC
filed 2006-08-09
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐     No ☑

The Registrant had 29,858,205 shares of Common Stock outstanding as of August 1, 2006.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	41

Part II
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 6.	Exhibits	42
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands except per share data)

Revenue	$260,269	$197,629
Expenses:
Cost of revenue	(166,701)	(123,636)
Selling and administrative	(58,970)	(50,221)
Depreciation	(6,303)	(6,408)
Amortization	(135)	—
Restructuring charges, integration costs and asset impairment charges	(5,616)	(1,532)
Purchased in-process research and development	(1,001)	—

	(238,726)	(181,797)

Operating income	21,543	15,832
Interest expense	(1,451)	(1,307)
Other income (expense), net	647	(487)

Income from continuing operations before income taxes	20,739	14,038
Income tax expense	(10,294)	(8,594)

Income from continuing operations	10,445	5,444
Loss from discontinued operations, net of tax	(3,943)	(3,049)

Net income	$6,502	$2,395

Earnings per share from continuing operations:
Basic	$.32	$.16
Diluted	$.30	$.15
Loss per share from discontinued operations:
Basic	$(.12)	$(.09)
Diluted	$(.11)	$(.08)
Total earnings per share:
Basic	$.20	$.07
Diluted	$.19	$.07
Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands except per share data)

Revenue	$466,045	$357,552
Expenses:
Cost of revenue	(301,969)	(224,771)
Selling and administrative	(115,001)	(93,405)
Depreciation	(13,169)	(12,793)
Amortization	(271)	—
Restructuring charges, integration costs and asset impairment charges	(9,667)	(3,157)
Purchased in-process research and development	(1,001)	—

	(441,078)	(334,126)

Operating income	24,967	23,426
Interest expense	(2,745)	(2,590)
Other income, net	2,005	641

Income from continuing operations before income taxes	24,227	21,477
Income tax expense	(12,317)	(13,149)

Income from continuing operations	11,910	8,328
Loss from discontinued operations, net of tax	(3,871)	(3,357)

Net income	$8,039	$4,971

Earnings per share from continuing operations:
Basic	$.37	$.24
Diluted	$.35	$.24
Loss per share from discontinued operations:
Basic	$(.12)	$(.10)
Diluted	$(.10)	$(.10)
Total earnings per share:
Basic	$.25	$.14
Diluted	$.25	$.14
Dividends per share	$.11	$.11

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	June 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Net income	$6,502	$2,395
Foreign currency translation adjustment	1,450	(7,753)
Net unrealized losses from marketable securities during the period, after crediting taxes of $1 and $12 for 2006 and 2005, respectively	(2)	(19)

Comprehensive income (loss)	$7,950	$(5,377)

	Six Months Ended
	June 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Net income	$8,039	$4,971
Foreign currency translation adjustment	1,449	(15,348)
Net unrealized gains (losses) arising from marketable securities during the period, after deducting (crediting) taxes of $3 and ($12) for 2006 and 2005, respectively	4	(18)

Comprehensive income (loss)	$9,492	$(10,395)

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$23,008	$96,684
Marketable securities	44,267	90,675
Accounts receivable, less allowances of $10,700 (2006) and $8,552 (2005)	208,535	120,450
Inventories	30,196	25,957
Prepaid expenses and other current assets	33,897	28,414
Assets held for sale	21,849	7,815

Total current assets	361,752	369,995
Property, plant and equipment at cost, less accumulated depreciation of $232,125 (2006) and $254,760 (2005)	130,723	106,908
Other noncurrent assets:
Goodwill	29,705	16,691
Intangible assets, less accumulated amortization of $271 (2006) and $0 (2005)	12,651	7,859
Deferred income taxes	26,710	20,823
Other	9,424	7,415
Assets held for sale, noncurrent	—	33,557

Total assets	$570,965	$563,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$789	$252
Accounts payable	41,398	31,089
Employee compensation and benefits	33,379	41,912
Accrued expenses and other obligations	66,959	62,430
Liabilities held for sale	3,361	3,417

Total current liabilities	145,886	139,100
Other liabilities:
Long-term debt — net of current portion	77,013	75,528
Deferred employee compensation	39,374	33,935
Deferred rent and other	14,924	2,259
Liabilities held for sale, noncurrent	—	653

Total liabilities	277,197	251,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 42,381,317 shares (2006) and 41,913,467 shares (2005)	424	419
Additional paid-in capital	93,872	85,721
Retained earnings	346,354	341,760
Treasury stock, at cost, 11,902,765 shares (2006) and 9,842,404 shares (2005)	(145,860)	(113,652)
Accumulated other comprehensive income, net	(1,022)	(2,475)

Total stockholders’ equity	293,768	311,773

Total liabilities and stockholders’ equity	$570,965	$563,248

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$8,039	$4,971
Adjustments to reconcile net income to net cash used in operating activities:
Net loss from discontinued operations	3,871	3,357
Depreciation	13,169	12,793
Amortization	271	—
Purchased in-process research and development	1,001	—
Asset impairment charges	2,300	1,532
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(84,578)	(64,830)
Net cash (used in) provided by operating activities of discontinued operations	(708)	9,924

Net cash used in operating activities	(56,635)	(32,253)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(13,665)	(7,240)
Purchases of marketable securities	(50,600)	(21,885)
Proceeds from the sale of marketable securities and other	97,337	42,380
Acquisition of businesses, net of cash acquired	(32,746)	—
Net cash provided by (used in) investing activities of discontinued operations	12,302	(2,243)

Net cash provided by investing activities	12,628	11,012

Cash flows from financing activities:
Payment of debt	(448)	(34,000)
Proceeds from borrowings	—	34,000
Proceeds from stock options exercised	9,350	5,877
Payment of dividends	(3,445)	(3,736)
Purchase of treasury stock	(34,885)	—
Other	(12)	—
Net cash used in financing activities of discontinued operations	(100)	(514)

Net cash (used in) provided by financing activities	(29,540)	1,627

Net decrease in cash and cash equivalents	(73,547)	(19,614)
Cash and cash equivalents, beginning of period	96,839	61,222

Cash and cash equivalents, end of period	$23,292	$41,608

Cash and cash equivalents for 2006 includes $155 as of the beginning of the period and $284 as of the end of the period and cash and cash equivalents for 2005 includes $9,918 as of the beginning of the period and $13,553 as of the end of the period related to discontinued operations.

Supplemental Cash Flow Information:
Cash paid for interest	$2,330	$2,128

Net cash paid for income taxes	$6,602	$9,228

Non-cash investing activities:
Leasehold improvements for New York city office paid by landlord	$9,382	$—

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2005. Operating results for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the full year.

Note 2.	Restatement of 2005 Quarterly Financial Results

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company’s results for the three and six months ended June 30, 2005, have been restated to correct errors in accounting for income taxes. The impact of these corrections was a decrease in income from continuing operations of $1,799 ($.05 per diluted share) and $2,896 ($.07 per diluted share) for the three and six months ended June 30, 2005, respectively, and a decrease in net income of $1,620 ($.05 per diluted share) and $2,962 ($.09 per diluted share) for the three and six months ended June 30, 2005, respectively. In addition, the previously reported 2005 results have been reclassified to reflect the operations of the discontinued businesses that were previously included in the Litigation Solutions segment which is described in more detail in Note 4. A summary of the restated financial information for the three and six months ended June 30, 2005 is as follows:

	As Previously	As
	Reported*	Restated*

Three Months Ended June 30, 2005
Income from continuing operations before income taxes	$14,038	$14,038
Income tax expense	(6,795)	(8,594)

Income from continuing operations	7,243	5,444
Loss from discontinued operations, net of tax	(3,228)	(3,049)

Net income	$4,015	$2,395

Earnings per share from continuing operations:
Basic	$.21	$.16
Diluted	$.20	$.15
Loss per share from discontinued operations:
Basic	$(.10)	$(.09)
Diluted	$(.08)	$(.08)
Total earnings per share:
Basic	$.11	$.07
Diluted	$.12	$.07

*	As previously reported and as restated information have also been reclassified to reflect discontinued operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously	As
	Reported*	Restated*

Six Months Ended June 30, 2005
Income from continuing operations before income taxes	$21,477	$21,477
Income tax expense	(10,253)	(13,149)

Income from continuing operations	11,224	8,328
Loss from discontinued operations, net of tax	(3,291)	(3,357)

Net income	$7,933	$4,971

Earnings per share from continuing operations:
Basic	$.32	$.24
Diluted	$.31	$.24
Loss per share from discontinued operations:
Basic	$(.09)	$(.10)
Diluted	$(.08)	$(.10)
Total earnings per share:
Basic	$.23	$.14
Diluted	$.23	$.14

*	As previously reported and as restated information have also been reclassified to reflect discontinued operations.

In addition, the Company has revised its 2005 Condensed Statements of Cash Flows to separately disclose the operating, investing, and financing portion of the cash flows attributable to its discontinued operations. These cash flows were previously reported on a combined basis as a single amount.

Note 3.	Acquisitions

Plum Computer Consulting, Inc.

In April 2006, the Company acquired certain assets of PLUM Computer Consulting, Inc., (“PLUM”) a software development and consulting firm with a service offering for the investment management industry, for $2.0 million in cash, plus an additional $3.0 million to be paid upon the receipt of certain deliverables. The purchase agreement also provides for the payment of additional consideration based upon a percentage of revenue earned over a five-year period. The Company paid $2,077 (including $77 of acquisition costs) related to this acquisition as of June 30, 2006. The Company expects to pay the remaining $3.0 million in August 2006. As of June 30, 2006, the Company has accrued $3.0 million of the amount to be paid to PLUM and has included this amount in the preliminary allocation of the purchase price. The excess purchase price over identifiable net tangible assets is reflected as part of goodwill and intangible assets and property, plant, and equipment in the Condensed Consolidated Balance Sheet as of June 30, 2006. Based upon preliminary estimates, approximately $1.2 million has been allocated to computer software and will be depreciated over five years, $164 has been allocated to the value of customer relationships and will be amortized over the estimated useful life of nine years, and $25 has been allocated to the value of covenants not-to-compete and will be amortized over the estimated useful life of three years. Included in the preliminary allocation of the purchase price was approximately $1,001 associated with in-process research and development conducted by PLUM, which was expensed during the quarter ended June 30, 2006. Further refinements to the purchase price allocation are possible, including adjustments to the charge related to in-process research and development. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vestcom International, Inc.

In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. (“Vestcom”) that was announced in December 2005, for approximately $30 million. During the first half of 2006, the Company began integrating Vestcom’s Marketing and Business Communications division with its similar digital print business, and the combined entity is operating as a separate reportable segment under the name Bowne Marketing & Business Communications (“MBC”). In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment.

The net cash outlay was approximately $30.7 million, which includes acquisition costs of approximately $1.1 million. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets, which totaled $15.1 million, is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of June 30, 2006. $4.9 million has been allocated to the value of customer relationships and will be amortized over the estimated useful life of nine years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with EITF Issue No. 95-03, the Company accrued approximately $500 related to integration costs associated with the acquisition of this business. These costs include estimated severance and facility related costs which are expected to eliminate redundant functions and excess facilities related to the Vestcom MBC business. This amount was reflected in the goodwill balance related to this acquisition.

Pro forma financial information related to these acquisitions has not been provided, as it is not material to the Company’s results of operations.

Note 4.	Discontinued Operations and Assets Held For Sale

On May 15, 2006, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold. The Company’s share of the purchase price was approximately $14.8 million. As of the closing, the Company received approximately $12.7 million in cash, which is net of approximately $.6 million of expenses associated with the sale. In addition, approximately $1.5 million of the sale price was placed in escrow. The funds placed in escrow represent 10% of the purchase price and will be used as the purchaser’s recourse for certain possible losses as defined by the asset purchase agreement. On November 15, 2007 (the 18-month anniversary of the closing date) we expect that the escrow will be terminated and the amount remaining in escrow will be paid to the Company, subject to claims, if any. The Company has recognized a gain on the sale of approximately $9.9 million (approximately $6.1 million after tax) during the quarter ended June 30, 2006. The Company’s equity share of income (losses) from this joint venture investment, were previously recognized by the Company’s DecisionQuest® business in its Litigation Solutions segment. During the quarter ended June 30, 2006, the Company determined that it intends to sell the DecisionQuest and the JFS Litigators’ Notebook® (“JFS”) businesses. As a result of these actions, effective with the second quarter of 2006 the litigation solutions business is no longer presented as a separate reportable segment of the Company.

As a result of the sale of CaseSoft, the Company evaluated the potential impairment of the goodwill related to the DecisionQuest business in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Based upon this analysis, the Company concluded that as of June 30, 2006 there was an impairment of the goodwill related to DecisionQuest and recorded an impairment charge of $13,334 related to this business.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective with the second quarter of 2006, the results of JFS and DecisionQuest, including the Company’s equity share of income (losses) from the joint venture investment in CaseSoft, and the gain realized from the sale of CaseSoft, are reflected as discontinued operations in the Condensed Consolidated Statement of Operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to these businesses have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	June 30,	December 31,
	2006	2005

Cash	$284	$155
Accounts receivable, net	6,911	6,398
Prepaid expenses and other current assets	283	449
Property and equipment, net	1,253	1,351
Goodwill and intangible assets, net	12,806	26,610
Other noncurrent assets	312	5,182

Total assets held for sale	$21,849	$40,145

Current portion of long-term debt	$200	$200
Accounts payable and accrued expenses	2,677	3,077
Long-term debt — net of current portion	450	550
Other noncurrent liabilities	34	103

Total liabilities held for sale	$3,361	$3,930

Results of the discontinued operations of DecisionQuest and JFS are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue	$6,469	$7,012	$12,386	$14,660

(Loss) income from discontinued operations before income taxes	$(3,464)	$629	$(3,077)	$1,340

In January 2006, the Company completed the sale of DecisionQuest Discovery Services, its document scanning and coding business that was previously included in the Litigation Solutions segment, for approximately $500. The assets and liabilities of this business were written down as of December 31, 2005 to reflect the fair value as determined in the asset purchase agreement and accordingly the Company did not recognize a gain or loss on the sale of this business. In accordance with the sale agreement, the Company retained the accounts receivable, accounts payable and accrued expenses related to this business. The results for the three and six months ended June 30, 2005 have been reclassified to reflect this business as a discontinued operation.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities attributable to this business have been classified in the Condensed Consolidated Balance Sheet as of December 31, 2005 as assets and liabilities held for sale and consist of the following:

December 31,
2005

Accounts receivable, net	$727
Prepaid expenses and other current assets	86
Property and equipment, net	163
Goodwill and intangible assets, net	251

Total assets held for sale	$1,227

Accounts payable and accrued expenses	$140

Total liabilities held for sale	$140

Results of the discontinued operations from the document scanning and coding business are as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue	$—	$605	$—	$1,014

Loss from discontinued operations before income taxes	$—	$(180)	$(268)	$(624)

In September 2005, the Company sold its globalization business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are approximately $3,532 and $6,743 as of June 30, 2006 and December 31, 2005, respectively. These amounts are primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business. The results for the three and six months ended June 30, 2005 have been reclassified to reflect the presentation of the globalization business as discontinued operations.

Results of the discontinued operations from the globalization business for the three and six months ended June 30, 2005 are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Revenue	$65,222	$124,139

Income from discontinued operations before income taxes	$2,021	$1,576

The Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 include $3,358 and $3,287 respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with Bowne Business Solutions Inc., the Company’s document outsourcing business, which was sold in November 2004.

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at June 30, 2006 and December 31, 2005 consist primarily of short-term securities including auction rate securities of approximately $40.0 million and $88.0 million, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction.

Note 6.	Stock Repurchase

In May 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program, which is described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2005. As a result of this increase, the total authorization to repurchase shares of the Company’s common stock was approximately $100 million as of May 30, 2006. On June 5, 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases can be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. The program may be discontinued at any time.

For the three months ended June 30, 2006, the Company repurchased 1,642,600 shares of its common stock for approximately $23.5 million (an average price of $14.28 per share) and for the six months ended June 30, 2006 the Company repurchased 2,404,100 shares of its common stock for approximately $34.9 million (an average price of $14.51 per share). As of June 30, 2006, there was approximately $85 million available for share repurchases. Since inception of the Company’s share repurchase program in December 2004 through June 30, 2006, the Company has repurchased approximately 7.6 million shares of its common stock at an average price of $14.75 per share.

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

In accordance with SFAS 123(R), the Company has measured the share-based compensation cost for stock options granted during the six months ended June 30, 2006 at the grant date, based on the estimated fair value of the award, and is recognizing the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $5.27. The Company did not grant any stock options during the three months ended June 30, 2006. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2005 was $3.71. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the stock options granted during the three and six months ended June 30, 2006 and 2005 respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Expected dividend yield	*	1.6%	1.5%	1.6%
Expected stock price volatility	*	33.2%	36.4%	33.2%
Risk-free interest rate	*	3.8%	4.8%	3.8%
Expected life of options	*	5 years	5 years	5 years

*	There were no stock options granted during the three months ended June 30, 2006.

The Company used historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the six months ended June 30, 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $278 and $559 for the three and six months ended June 30, 2006, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of June 30, 2006, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years. The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net income, earnings per share from continuing operations, and earnings per share for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006

Impact on income from continuing operations before income taxes	$278	$559
Impact on income from continuing operations	$170	$341
Impact on basic earnings per share from continuing operations	$.01	$.01
Impact on diluted earnings per share from continuing operations	$.01	$.01

Impact on net income	$170	$341
Impact on basic earnings per share	$.01	$.01
Impact on diluted earnings per share	$.01	$.01

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic method prescribed by APB 25. No stock-based employee compensation cost related to stock options was reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on income from continuing operations, earnings per share from continuing operations, loss from discontinued operations, loss per share from discontinued operations, net income, and earnings per share for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123(R).

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	Restated	Restated

Income from continuing operations:
As reported	$5,444	$8,328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(312)	(612)

Pro forma income from continuing operations	$5,132	$7,716

As reported earnings per share from continuing operations:
Basic	$.16	$.24
Diluted	$.15	$.24
Pro forma earnings per share from continuing operations:
Basic	$.15	$.22
Diluted	$.15	$.22

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	Restated	Restated

Loss from discontinued operations:
As reported	$(3,049)	$(3,357)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	—	—

Pro forma loss from discontinued operations	$(3,049)	$(3,357)

As reported loss per share from discontinued operations:
Basic	$(.09)	$(.10)
Diluted	$(.08)	$(.10)
Pro forma loss per share from discontinued operations:
Basic	$(.09)	$(.10)
Diluted	$(.08)	$(.10)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	Restated	Restated

Net income:
As reported	$2,395	$4,971
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(312)	(612)

Pro forma net income	$2,083	$4,359

As reported earnings per share:
Basic	$.07	$.14
Diluted	$.07	$.14
Pro forma earnings per share:
Basic	$.06	$.12
Diluted	$.07	$.12

Stock Option Plans

The Company has four stock incentive plans: a 1992 Plan, a 1997 Plan, a 1999 Plan (which was amended in May 2006), and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.

The 1999 Incentive Compensation Plan was amended by the Board of Directors and approved by the shareholders at the May 25, 2006 Annual Meeting of Shareholders. As a result of the amendment, the shares reserved for equity awards under the 1999 Amended Plan were increased by 3,000,000 shares to 7,827,500 shares. The previous amount of shares reserved for equity awards under the 1999 Plan was 4,827,500 shares, which included the transfer of 409,550 shares remaining under the 1992 Plan and 996,550 shares remaining under the 1997 Plan (that either had not previously been issued or were not subject to outstanding awards) that were transferred to the 1999 Plan in December 2004. The Company’s 1992 and 1997 Stock Option Plans provided for the granting of options to purchase 1,290,450 and 732,050 shares, respectively, to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired December 19, 2001 except as to options then outstanding. The 1999 Amended Plan also eliminated the 300,000 limit on the number of shares reserved under the Plan for the issuance of awards other than stock options and stock appreciation rights (“SARs”). According to the 1999 Amended Plan the grant of equity awards will be counted against the new reserve under a “fungible pool” approach, under which grants of stock options continue to count as one share, and the issuance of a share of stock pursuant to the grant of an award other than an option or SAR will count as 2.25 shares. The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

The 1997 Plan and the 1999 Amended Plan permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1997 Plan also permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs and LSARs may be paid in shares, cash or combinations thereof. The 1999 Amended Plan also permits the issuances of SARS, LSARs, restricted stock, restricted stock units, deferred stock units, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, and stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation and Management Development Committee of the Board (the “Committee”) governs most of the parameters of the 1999 and 2000 Plans including grant dates, expiration dates, and other awards.

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

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plans approved by shareholders:
Stock options	2,504,878	$14.12
Restricted stock and deferred stock units	208,036	(a	)
Plan not approved by shareholders:
Stock options	817,150	$12.32
Deferred stock units	580,582	(a	)

Total	4,110,646

(a)	Not applicable

There were no SARs or LSARs outstanding as of June 30, 2006.

The number of securities remaining available for future issuance as of June 30, 2006 is as follows:

Plans approved by shareholders	3,934,552
Plan not approved by shareholders	173,354

Total	4,107,906

The details of the stock option activity for the six months ended June 30, 2006 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding at January 1, 2006	4,053,478	$13.57
Granted	60,000	$14.96
Exercised	(580,500)	$12.97
Forfeited	(20,750)	$17.56

Outstanding, as of March 31, 2006	3,512,228	$13.67
Exercised	(124,500)	$12.50
Forfeited	(65,700)	$15.39

Outstanding as of June 30, 2006	3,322,028	$13.68	$4,297
Exercisable, as of June 30, 2006	2,796,153	$13.45	$4,274

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of the options exercised during the three months ended June 30, 2006 and 2005 was $307 and $29, respectively and $1,724 and $1,664 for the six months ended June 30, 2006 and 2005, respectively. The amount of cash received from the exercise of stock options was $9,350 and $5,877 for the six months ended June 30, 2006 and 2005, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $39 and $81 for the three and six months ended June 30, 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $119 and $10 for the three months ended June 30, 2006 and 2005, respectively and $672 and $639 for the six months ended June 30, 2006 and 2005, respectively. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $101 for the six months ended June 30, 2006.

The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	June 30,	Remaining	Exercise	June 30,	Exercise
Exercise Prices	2006	Life	Price	2006	Price

$8.84 - $10.31	294,647	5 years	$9.24	294,647	$9.24
$10.32 - $11.99	275,430	4 years	$10.61	275,430	$10.61
$12.00 - $14.00	1,651,447	4 years	$13.22	1,599,322	$13.20
$14.01 - $15.77	710,050	7 years	$14.97	237,800	$14.90
$15.78 - $22.50	390,454	2 years	$18.80	388,954	$18.81

	3,322,028	5 years	$13.68	2,796,153	$13.45

The following table summarizes information about nonvested stock option awards as of June 30, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair value

Nonvested stock options at January 1, 2006	523,750	$4.78
Granted	60,000	$5.27

Nonvested stock options at March 31, 2006	583,750	$4.81
Vested	(15,375)	$3.69
Forfeited	(42,500)	$4.72

Nonvested stock options at June 30, 2006	525,875	$4.85

Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2006 amounted to $57.

Deferred Stock Awards

In 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. At June 30, 2006 and December 31, 2005, the amounts included in stockholders’ equity for these units were $5,733 and $6,932, respectively. At June 30, 2006 and December 31, 2005, there were 516,196 and 602,955 units outstanding, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,332 and $2,390 at June 30, 2006 and December 31, 2005, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At June 30, 2006 and December 31, 2005, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At June 30, 2006 and December 31, 2005, respectively, there were 182,088 and 194,654 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

As previously disclosed, the Company recognized compensation expense related to deferred stock awards prior to the adoption of SFAS 123(R). Compensation expense related to deferred stock awards amounted to $229 and $463 for the three months ended June 30, 2006 and 2005, respectively and $478 and $642 for the six months ended June 30, 2006 and 2005, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock awards during 2005 and 2004. There were no restricted stock awards granted during the six months ended June 30, 2006. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares was determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense over the respective service periods. As of June 30, 2006 unrecognized compensation expense related to these grants amounted to $772, which will be recognized over a weighted-average period of 1.3 years. As of June 30, 2006 there were 90,334 nonvested shares of restricted stock.

As previously disclosed, the Company recognized compensation expense related to restricted stock awards prior to the adoption of SFAS 123(R). Compensation expense related to restricted stock awards amounted to $223 and $97 for the three months ended June 30, 2006 and 2005, respectively and $453 and $192 for the six months ended June 30, 2006 and 2005, respectively.

Long-Term Equity Incentive Plan and Restricted Stock Units

The Company’s Board of Directors approved a new Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees will be granted restricted stock units (“RSU”s) at a target level based on certain criteria. The approximate number of RSUs to be granted at target for the three-year performance cycle is 500,000. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC’) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two-years of the three-year performance cycle. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs will be determined based on the fair value of the Company’s stock at the date of grant and will be charged to compensation expense from the date of grant through the respective performance cycle based on the estimated level of performance achieved. As of June 30, 2006, the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company did not grant any RSUs subject to the LTEIP and accordingly no compensation expense was recognized for the three and six months ended June 30, 2006 related to this plan. In July 2006, the Company granted 500,000 RSUs in accordance with the LTEIP to certain officers and key employees. The Company will begin recognizing compensation expense related to these grants during the third quarter of 2006.

Note 8.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended June 30, 2006 and 2005 excludes the dilutive effect of approximately 810,896 and 2,104,159 stock options, respectively, and the weighted-average diluted shares outstanding for the six months ended June 30, 2006 and 2005 excludes the dilutive effect of approximately 754,244 and 1,017,168 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF 04-08, the weighted-average diluted shares outstanding for the three and six months ended June 30, 2006 and the three months ended June 30, 2005 include the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to interest cost, net of tax, on the convertible subordinated debentures of approximately $572 for the three months ended June 30, 2006 and 2005, and approximately $1,144 for the six months ended June 30, 2006, since the effect of EITF 04-08 are dilutive to the earnings per share calculation for these periods. The weighted-average diluted shares outstanding for the six months ended June 30, 2005 excludes the effect of the 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures since the effect of EITF 04-08 are anti-dilutive to the earnings per share calculation for this period.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	June 30,
	2006	2005

Basic shares	32,191,262	34,927,068
Diluted shares	36,552,550	39,303,953

	Six Months Ended
	June 30,
	2006	2005

Basic shares	32,357,733	34,794,786
Diluted shares	36,774,228	35,283,971

Note 9.	Inventories

Inventories of $30,196 at June 30, 2006 included raw materials of $7,647, and work-in-process of $22,549. At December 31, 2005, inventories of $25,957 included raw materials of $3,500 and work-in-process of $22,457.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10. — Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows:

		Marketing &
	Financial	Business
	Print	Communications	Total

Balance at January 1, 2006	$14,076	$2,615	$16,691
Preliminary goodwill associated with the MBC acquisition	—	10,189	10,189
Preliminary goodwill associated with the PLUM acquisition	2,723	—	2,723
Foreign currency translation adjustment	102	—	102

Balance at June 30, 2006	$16,901	$12,804	$29,705

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer relationships	$5,038	$271	$—	$—
Covenants not–to-compete	25	—	—	—
Unamortizable intangible assets:
Intangible asset related to minimum pension liability	7,859	—	7,859	—

	$12,922	$271	$7,859	$—

The increase in customer relationships and covenants not-to-compete as of June 30, 2006, is due to the preliminary allocation of the purchase price related to the acquisitions of MBC and PLUM as described in more detail in Note 3 to the Condensed Consolidated Financial Statements.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first half of 2006, the Company continued to implement further cost reductions. Restructuring charges included (i) an asset impairment charge of $2.3 million related to the consolidation of MBC facilities (ii) severance and integration costs related to the integration of Vestcom’s MBC division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial print locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial print facility in Washington D.C. These actions resulted in restructuring and integration totaling $5,616 for the three months ended June 30, 2006 and $9,667 for the six months ended June 30, 2006.

The following information summarizes the costs incurred with respect to asset impairments and integration and restructuring activities initiated during the second quarter of 2006:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Financial Print	$1,085	$816	$—	$1,901
Marketing & Business Communications	258	881	2,162	3,301
Corporate/Other	414	—	—	414

Total	$1,757	$1,697	$2,162	$5,616

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2004, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2004	$1,109	$4,881	$27	$6,017
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,321)	(27)	(4,109)

Balance at December 31, 2005	4,023	4,772	—	8,795
2006 expenses	2,905	1,752	2,710	7,367
Paid in 2006	(3,311)	(3,766)	(2,710)	(9,787)

Balance at June 30, 2006	$3,617	$2,758	$—	$6,375

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2006.

The Company also accrued $500 of costs associated with the acquisition of Vestcom’s MBC operations during the first half of 2006, which was accounted for as part of the cost of the acquisition under the provisions of EITF 95-03. These costs are primarily related to estimated severance and personnel related costs associated with the termination of certain employees from the Vestcom component of the MBC business and estimated costs related to the elimination of excess facilities and the consolidation of certain existing facilities related to the Vestcom component of the MBC business. The balance remaining on this accrual at June 30, 2006 was $196 and is expected to be paid by 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Debt

The components of debt at June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005

Convertible subordinated debentures	$75,000	$75,000
Other	2,802	780

	$77,802	$75,780

There were no borrowings outstanding under the $150 million five-year senior, unsecured revolving credit facility, which is more fully described in Note 12 of the Company’s annual report on Form 10-K for the year ended December 31, 2005. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of June 30, 2006, and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2006. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no balance on this credit facility as of June 30, 2006 and December 31, 2005.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$1,658	$1,651	$98	$96
Interest cost	1,781	1,696	298	351
Expected return on plan assets	(1,993)	(1,760)	—	—
Amortization of transition (asset) liability	(80)	(80)	25	25
Amortization of prior service cost	79	80	385	378
Amortization of actuarial loss	224	118	236	218

Net periodic cost of defined benefit plans	1,669	1,705	1,042	1,068
Union plans	87	103	—	—
Other retirement plans	407	380	—	—

Total cost	$2,163	$2,188	$1,042	$1,068

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$3,316	$3,302	$196	$192
Interest cost	3,562	3,392	596	702
Expected return on plan assets	(3,986)	(3,520)	—	—
Amortization of transition (asset) liability	(160)	(160)	50	50
Amortization of prior service cost	158	160	770	756
Amortization of actuarial loss	448	236	472	436

Net periodic cost of defined benefit plans	3,338	3,410	2,084	2,136
Union plans	173	185	—	—
Other retirement plans	957	794	—	—

Total cost	$4,468	$4,389	$2,084	$2,136

The company is not required to make any contribution to its pension plan in 2006.

Note 14.	Income Taxes

Income tax expense for the three months ended June 30, 2006 was $10,294 on pre-tax income from continuing operations of $20,739, compared to income tax expense for the same period in 2005 of $8,594 on pre-tax income from continuing operations of $14,038. Income tax expense for the six months ended June 30, 2006 was $12,317 on pre-tax income from continuing operations of $24,227, compared to income tax expense of $13,149 on pre-tax income from continuing operations of $21,477 for the 2005 period. As discussed in Note 2 of the Condensed Consolidated Financial Statements, income tax expense for the three and six months ended June 30, 2005 has been restated.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Comprehensive Loss

The components of accumulated other comprehensive loss is summarized as follows:

	June 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$3,039	$1,590
Minimum pension liability adjustment (net of tax effect)	(4,045)	(4,045)
Unrealized losses on marketable securities (net of tax effect)	(16)	(20)

	$(1,022)	$(2,475)

Note 16.	Segment Information

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

During the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following reportable business segments: Financial Print and Marketing & Business Communications. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. In addition, as discussed in Note 4, the results from the Company’s litigation solutions businesses are not presented as a separate reporting segment since these results are presented as discontinued operations. The Company’s 2005 segment information has been reclassified to conform to the new presentation. The services of each of the Company’s segments are described further below:

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

As discussed in Note 3, the Company acquired the Marketing and Business Communications division of Vestcom International, Inc. in January 2006. The domestic digital print business is a component of Bowne’s Marketing & Business Communications segment. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services, which are not directly attributable to the operating segments, (ii) restructuring, integration and asset impairment charges, and (iii) other expenses and income.

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Print	$229,923	$188,439
Marketing & Business Communications	30,346	9,190

	$260,269	$197,629

Segment profit (loss):
Financial Print	$43,059	$31,127
Marketing & Business Communications	(2,463)	(2,160)
Corporate/Other (see detail below)	(11,968)	(7,214)

	28,628	21,753
Depreciation expense	(6,303)	(6,408)
Amortization expense	(135)	—
Interest expense	(1,451)	(1,307)

Income from continuing operations before income taxes	$20,739	$14,038

Corporate/Other (by type):
Shared corporate expenses	$(5,998)	$(5,195)
Other income (expense), net	647	(487)
Restructuring charges, integration costs and asset impairment charges	(5,616)	(1,532)
Purchased in-process research and development	(1,001)	—

	$(11,968)	$(7,214)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Print	$396,395	$335,186
Marketing & Business Communications	69,650	22,366

	$466,045	$357,552

Segment profit (loss):
Financial Print	$61,889	$52,540
Marketing & Business Communications	(342)	(2,889)
Corporate/Other (see detail below)	(21,135)	(12,791)

	40,412	36,860
Depreciation expense	(13,169)	(12,793)
Amortization expense	(271)	—
Interest expense	(2,745)	(2,590)

Income from continuing operations before income taxes	$24,227	$21,477

Corporate/Other (by type):
Shared corporate expenses	$(12,472)	$(10,275)
Other income, net	2,005	641
Restructuring charges, integration costs and asset impairment charges	(9,667)	(3,157)
Purchased in-process research and development	(1,001)	—

	$(21,135)	$(12,791)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-

looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results of operations for the three and six months ended June 30, 2006 were impacted by a significant increase in revenue from the financial print business. Revenue from transactional financial print services reached its highest level since 2002 and revenue from non-transactional financial print services continued to increase. Total revenue from financial print services was at its highest level since 2000.

Also impacting the results of operations for the three and six months ended June 30, 2006 was the acquisition of Vestcom’s Marketing and Business Communications division in January 2006. The acquisition and integration of Vestcom’s Marketing and Business Communications division with Bowne’s similar digital print business was announced in the fourth quarter of 2005, and the combined entity now operates as a separate reportable segment under the name Bowne Marketing & Business Communications. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment. With the acquisition, the Company has expanded its geographic coverage with a broad distributed print-on-demand network, improved its portfolio of services, and diversified into the gaming and travel and leisure markets.

As previously discussed in Note 16 to the Condensed Consolidated Financial Statements, during the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following reportable segments: Financial Print and Marketing & Business Communications. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. The Company’s results for the three and six months ended June 30, 2005 have been reclassified to conform to this presentation.

Also, as discussed in Note 4 to the Condensed Consolidated Financial Statements, the assets of the Company’s joint venture investment in CaseSoft were sold in May 2006. The Company’s share of the purchase price was approximately $14.8 million. The equity share of income (losses) from this joint venture investment, were previously recognized by the Company’s DecisionQuest® business in its Litigation Solutions segment. During the quarter ended June 30, 2006, the Company determined that it intends to sell the DecisionQuest and the JFS Litigators’ Notebook® (“JFS”) businesses, which were included in the Litigation Solutions segment. As a result of these actions, effective with the second quarter of 2006 the litigation solutions business is no longer presented as a separate reportable segment of the Company. The Company’s results for the three and six months ended June 30, 2005 have been reclassified to present the operations of JFS, and DecisionQuest, including the Company’s equity share of income (losses) from the joint venture investment in CaseSoft, as discontinued operations.

The results of the Company’s two reporting segments are discussed below:

•	Financial Print: Revenue increased approximately $41.5 million, or 22%, to approximately $229.9 million for the second quarter of 2006 compared to the same period in 2005 and segment profit increased $11.9 million, or 38%, to approximately $43.1 million for the second quarter of 2006 compared to the same period in 2005. For the first half of 2006, revenue increased $61.2 million, or 18%, to $396.4 million, and segment profit increased $9.3 million, or 18%, to $61.9 million as compared to the first half of 2005. These results are primarily due to the increases in revenue from both transactional and non-transactional printing. Revenue from transactional printing increased 45% and 29% for the quarter and six months ended June 30, 2006 respectively, when compared to the same periods in 2005, a result of the continued momentum in capital market activity that began in the second half of 2005, and increased market share. Non-transactional print revenue increased 11% and 13% for the quarter and six months ended June 30, 2006 respectively, over the same periods in 2005 due primarily to increases in revenues generated by mutual fund and compliance reporting transactions.

•	Marketing & Business Communications: This segment reported revenue of $30.3 million and $69.7 million for the quarter and six months ended June 30, 2006, respectively, as compared to revenue of $9.2 million and $22.4 million for the quarter and six months ended June 30, 2005, respectively. The increase in revenue resulted from the acquisition and integration of Vestcom’s Marketing & Business Communications divisions with the Company’s existing digital print business. Segment loss for the second quarter of 2006 was $2.5 million, compared to a loss of $2.2 million for the same period in 2005. Segment loss for the first half of 2006 was $0.3 million, compared to a loss of $2.9 million in the first half of 2005. Segment loss for the second quarter of 2006 was impacted by costs associated with the acceleration of the integration of the New Jersey operations, which was completed in July. The integration continues to proceed as planned, and the Company remains optimistic regarding the future operating results of this business.

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

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the quarter and six months ended June 30, 2006 and 2005:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Financial Print	$1,901	$—	$2,722	$720
Marketing & Business Communications	3,301	—	6,472	222
Corporate/Other	414	1,532	473	2,215

Total	$5,616	$1,532	$9,667	$3,157

After tax impact	$3,421	$934	$5,896	$1,976
Per share impact	$0.09	$0.02	$0.16	$0.06

The charges taken in the three and six months ended June 30, 2006 reflect (i) an asset impairment charge of $2.3 million related to the consolidation of MBC facilities (ii) severance and integration costs related to the integration of Vestcom’s MBC division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial print locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial print facility in Washington D.C. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information, which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.

The Company expects to incur total restructuring and integration charges for the full-year 2006 of approximately $12 million to $16 million.

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, during the fourth quarter of 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable segments: Financial Print and Marketing & Business Communications. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. Also, as described in Note 4 to the Condensed Consolidated Financial Statements, effective with the second quarter of 2006 the operations of the litigation solutions business is reflected as a discontinued operation and is no longer presented as a separate reportable segment of the Company. The Company’s 2005 segment information has been reclassified to conform to the new presentation.

Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

As described in Note 2 to the Condensed Consolidated Financial Statements, income tax expense for the quarter and six months ended June 30, 2005 has been restated. The restatement had no impact on previously reported revenue, income from continuing operations before income taxes, segment results, or net cash flows.

Quarter ended June 30, 2006 compared to Quarter ended June 30, 2005

Financial Print

					Quarter Over
	Quarters Ended June 30,				Quarter
		% of		% of
Financial Print Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$88,782	39%	$61,061	32%	$27,721	45%
Compliance reporting	74,787	32	66,815	35	7,972	12
Mutual funds	49,258	21	45,797	24	3,461	8
Commercial	13,167	6	12,425	7	742	6
Other	3,929	2	2,341	2	1,588	68

Total revenue	229,923	100	188,439	100	41,484	22
Cost of revenue	(139,645)	(61)	(114,771)	(61)	24,874	22

Gross margin	90,278	39	73,668	39	16,610	23
Selling and administrative	(47,219)	(20)	(42,541)	(22)	4,678	11

Segment profit	$43,059	19%	$31,127	17%	$11,932	38%

Other Items:
Depreciation	$(4,480)	(2)%	$(5,357)	(3)%	$(877)	(16)%
Restructuring, integration and asset impairment charges	(1,901)	(1)	—	—	1,901	100

Financial Print revenue increased 22% for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005, with the largest class of service in this segment, transactional financial printing, up 45% as compared to the quarter ended June 30, 2005. The increase in transactional print revenue is a result of the increased activity in the capital markets, particularly mergers and acquisitions, and increased market share. Compliance reporting revenue increased 12% for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, due in part to new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 8%, and commercial revenue increased 6% for the quarter ended June 30, 2006 compared to the same period 2005, which is primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $2,366 of the increase in revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Print segment.

Revenue from the international markets increased 57% to approximately $64,406 for the quarter ended June 30, 2006, as compared to $41,146 million for the quarter ended June 30, 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 51% for the quarter ended June 30, 2006 compared to 2005.

Gross margin of the Financial Print segment increased 23% over the prior period 2005, and the margin percentage remained at 39%. The increase in gross margin was primarily due to the increase in revenue, especially the growth in transactional financial printing which historically is the Company’s most profitable class of service.

Selling and administrative expenses increased 11% for the quarter ended June 30, 2006, compared to the same period in 2005, primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percentage of revenue, selling and administrative expenses decreased approximately two percentage points to 20% for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005 partially the result of a higher revenue base available to absorb certain fixed selling and administrative costs.

The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2006, the Company incurred additional restructuring charges within its financial print segment related to additional workforce reductions in certain locations and the closing of a portion of the Company’s financial print facility in Washington D.C. Total restructuring charges related to the Financial Print segment for the quarter ended June 30, 2006 were $1,901. There were no restructuring charges related to the Financial Print segment for the quarter ended June 30, 2005.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment increased 38% for the quarter ended June 30, 2006 as compared to the same period in 2005 and segment profit as a percentage of revenue increased two percentage points to approximately 19% for the quarter ended June 30, 2006 as compared to 2005. These increases reflect the increase in revenue in all classes of service, particularly from transactional printing. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Marketing & Business Communications

	Quarters Ended June 30,				Quarter Over Quarter
		% of		% of
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$30,346	100%	$9,190	100%	$21,156	230%
Cost of revenue	(27,055)	(89)	(8,864)	(96)	18,191	205

Gross margin	3,291	11	326	4	2,965	910
Selling and administrative	(5,754)	(19)	(2,486)	(27)	3,268	131

Segment loss	$(2,463)	(8)%	$(2,160)	(23)%	$(303)	(14%)

Other Items:
Depreciation	$(1,681)	(6)%	$(723)	(8)%	$958	133%
Restructuring, integration, and asset impairment charges	(3,301)	(11)	—	—	3,301	100

Revenue and gross margin increased significantly for the quarter ended June 30, 2006 as compared to the same period in 2005 as a result of the integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. Gross margin for the quarter ended June 30, 2006 was also impacted by additional costs that were directly related to the accelerated integration of the New Jersey operations, such as costs associated with temporary workers and the added expense of maintaining production during the transfer of work into a single New Jersey facility.

Selling and administrative expenses increased significantly for the quarter ended June 30, 2006 as compared to the same period in 2005 primarily as a result of the acquisition. As a percentage of revenue, selling and administrative charges decreased eight percentage points to 19% related to the economies realized from integrating the workforces of Vestcom and Bowne.

Restructuring and integration charges were $3,301 for the quarter ended June 30, 2006. The costs incurred in 2006 were primarily related to severance and integration costs associated with the integration of the workforce and costs related to the consolidation of MBC facilities that began during the second quarter. There were no restructuring, integration, and asset impairment charges incurred by this segment in the quarter ended June 30, 2005.

As a result of the foregoing, segment loss (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment increased by approximately 14% for the quarter ended June 30, 2006 as compared to 2005 while segment loss as a percentage of revenue improved fifteen percentage points to (8%) for the quarter ended June 30, 2006. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income from continuing operations before income taxes.

Summary

Overall revenue increased $62,640, or 32%, to $260,269 for the quarter ended June 30, 2006 as compared to the same period in 2005. The increase in revenue is primarily attributed to the increase in revenue from the Financial Print segment, most notably transactional financial printing, and the integration of the Marketing & Business Communications division of Vestcom within the MBC segment. Gross margin increased $19.6 million, or 26%, for the quarter ended June 30, 2006 as compared to the same period in 2005, and the gross margin percentage decreased approximately one percentage point to 36% for the quarter ended June 30, 2006.

Selling and administrative expenses on a company-wide basis increased by approximately $8,749, or 17%, to $58,970 for the quarter ended June 30, 2006 as compared to the same period in 2005. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses). Shared corporate expenses were $5,998 for the quarter ended June 30, 2006, as compared to $5,195 for the same period in 2005, an increase of $803, primarily due to increases in professional fees and increased facility expenses related to the move of our corporate office and New York City based operations. As a percentage of revenue, overall selling and administrative expenses decreased two percentage points to 23% for the quarter ended June 30, 2006 as compared to the same period in 2005.

Depreciation expense remained constant for the quarter ended June 30, 2006 as compared to the same period 2005.

The Company has recorded a charge of $1,001 related to purchased in-process research and development based on a preliminary allocation of the purchase price during the quarter ended June 30, 2006 which is related to the Company’s acquisition of PLUM, as described in Note 3 to the Condensed Consolidated Financial Statements.

There were approximately $5,616 in restructuring, integration and asset impairment charges during the quarter ended June 30, 2006, as compared to $1,532 in the same period in 2005, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Other income increased $1,134 for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax expense for the quarter ended June 30, 2006 was $10,294 on pre-tax income from continuing operations of $20,739 compared to a tax expense in the same period of 2005 of $8,594 on pre-tax income from continuing operations of $14,038. The effective tax rate for the quarter ended June 30, 2006 was approximately 50% and is lower than the 61% effective tax rate for the quarter ended June 30, 2005 because the Company’s pre-tax income is projected to be higher than it was in 2005. The size of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

The 2006 results from discontinued operations include the gain on the sale of the assets of the Company’s joint venture investment in CaseSoft, and the operating results of DecisionQuest, JFS, and the document scanning and coding business until its sale in January 2006. Included in the operating results of DecisionQuest for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill which is described in more detail in Note 4 to the Condensed Consolidated Financial Statements. The 2005 results from discontinued operations include the results of DecisionQuest, JFS, the document scanning and coding business, and the discontinued globalization business which was sold in the third quarter of 2005.

As a result of the foregoing, net income for the quarter ended June 30, 2006 was $6,502 as compared to net income of $2,395 for the quarter ended June 30, 2005.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are primarily in its Financial Print segment. Domestic (U.S.) and international components of income from continuing operations before income taxes for the quarters ended June 30, 2006 and 2005 are as follows:

	Quarters Ended June 30,
	2006	2005

Domestic (United States)	$11,375	$8,834
International	9,364	5,204

Income from continuing operations before taxes	$20,739	$14,038

Domestic and international pre-tax income from continuing operations increased for the quarter ended June 30, 2006, compared to the same period in 2005. These increases are a direct result of the increase in revenue from the Financial Print segment, notably the increase in revenue from transactional financial print activity from international and domestic locations. Also contributing to the increase is the integration of the Marketing & Business Communications division of Vestcom within the MBC segment.

Six Months ended June 30, 2006 compared to Six Months ended June 30, 2005

Financial Print

	Six Months Ended June 30,				Period Over Period
		% of		% of
Financial Print Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$145,594	37%	$113,086	34%	$32,508	29%
Compliance reporting	121,533	31	110,846	33	10,687	10
Mutual funds	93,707	24	84,153	25	9,554	11
Commercial	28,532	7	22,537	7	5,995	27
Other	7,029	1	4,564	1	2,465	54

Total revenue	396,395	100	335,186	100	61,209	18
Cost of revenue	(243,722)	(61)	(204,760)	(61)	38,962	19

Gross margin	152,673	39	130,426	39	22,247	17
Selling and administrative	(90,784)	(23)	(77,886)	(23)	12,898	17

Segment profit	$61,889	16%	$52,540	16%	$9,349	18%

Other Items:
Depreciation	$(9,332)	(2)%	$(10,679)	(32)%	$(1,347)	(13)%
Restructuring, integration and asset impairment charges	(2,722)	(1)	(720)	—	2,002	278

Financial Print revenue increased 18% for the six months ended June 30, 2006 as compared to the same period 2005, with the largest class of service in this segment, transactional financial printing, up 29% as compared to the six months ended June 30, 2005. The increase in transactional print revenue is a result of the positive trends in capital market activity that began during the fourth quarter of 2005 and strong merger and acquisition performance during the second quarter, as well as increased market share. Compliance reporting revenue increased 10% for the six months ended June 30, 2006, as compared to the same period 2005, due in part to new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 11%, and commercial revenue increased 27% for the six months ended June 30, 2006 compared to the same period 2005, primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $4,599 of the increase in commercial revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Print segment.

Revenue from the international markets increased 46% to approximately $94,476 million for the six months ended June 30, 2006, as compared to $64,498 for the same period 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 42% for the six months ended June 30, 2006 compared to 2005.

Gross margin of the Financial Print segment increased 17% over the prior period 2005, and the margin percentage point remained constant at 39%. The increase in gross margin was primarily due to the increase in revenue, especially the growth in transactional financial printing which historically is the Company’s most profitable class of service.

Selling and administrative expenses increased 17% for the six months ended June 30, 2006, compared to the same period in 2005, and as a percentage of revenue, remained constant at 23% for the six months ended June 30, 2006, as compared to the same period 2005. The increase in these expenses is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase in selling and administrative costs is a $2,305 increase in bad debt expense for the six months ended June 30, 2006 as compared to the same period in 2005, due to the collection of approximately $2.0 million of amounts during the six months ended June 30, 2005 that reduced bad debt expense in that period. The six months ended June 30, 2006 did not experience similar recoveries of bad debt expense. In addition, facility costs in the New York office during the six months ended June 30, 2006 were higher than in the same period in 2005 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations from 345 Hudson Street, New York, New York to 55 Water Street, New York, New York. The Company also incurred approximately $400 of non-recurring expenses related to its acquisition of certain assets of PLUM Computer Consulting, Inc.

The resources that the Company commits to the transactional financial printing market are significant and management continues to balance these resources with market conditions. In 2006, the Company incurred additional restructuring charges within its Financial Print segment related to additional workforce reductions in certain locations and the closure of a portion of its Washington D.C. print facility. Total restructuring charges related to the Financial Print segment for the six months ended June 30, 2006 were $2,722, compared to $720 for the six months ended June 30, 2005.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from this segment increased 18% for the six months ended June 30, 2006 as compared to the same period in 2005, primarily as a result of the increase in revenue. Segment profit as a percentage of revenue remained constant at 16%. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Marketing & Business Communications

	Six Months Ended June 30,				Period Over Period
		% of		% of
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$69,650	100%	$22,366	100%	$47,284	211%
Cost of revenue	(58,233)	(84)	(20,008)	(89)	38,225	191

Gross margin	11,417	16	2,358	11	9,059	384
Selling and administrative	(11,759)	(17)	(5,247)	(24)	6,512	124

Segment loss	$(342)	(1)%	$(2,889)	(13)%	$2,547	88%

Other Items:
Depreciation and amortization	$(3,561)	(5)%	$(1,457)	(7)%	$2,104	144%
Restructuring, integration, and asset impairment charges	(6,472)	(9)	(222)	(1)	6,250	282

Revenue and gross margin increased significantly for the six months ended June 30, 2006 as compared to the same period in 2005 as a result of the integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. Gross margin for the six months ended June 30, 2006 was also impacted by additional costs that were directly related to the accelerated integration of the New Jersey operations, such as costs associated with temporary workers and the added expense of maintaining production during the transfer of work into a single New Jersey facility.

Selling and administrative expenses increased significantly for the six months ended June 30, 2006 as compared to the same period in 2005 primarily as a result of the acquisition. As a percentage of revenue, selling and administrative charges decreased seven percentage points to 17%, which is related to the favorable impact of the economies realized from integrating the workforces of Vestcom and Bowne.

Restructuring, integration, and asset impairment charges related to this segment were $6,472 for the six months ended June 30, 2006 as compared to $222 for the six months ended June 30, 2005. The costs incurred in 2006 were primarily related to an impairment charge of $2,300 related to the consolidation of MBC facilities that began during the second quarter and severance and integration costs associated with the integration of the workforce.

As a result of the foregoing, segment loss (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment improved significantly for the six months ended June 30, 2006 as compared to 2005. Segment loss as a percentage of revenue improved twelve percentage points to (1)% for the six months ended June 30, 2006. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income from continuing operations before income taxes.

Summary

Overall revenue increased by $108,493, or 30%, to $466,045 for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in revenue is attributed to the integration of the Marketing and Business Communications division of Vestcom within the MBC segment, and an increase in revenue from the Financial Print segment. Gross margin increased by $31,295, or 24%, for the six months ended June 30, 2006 as compared to the same period in 2005, and the gross margin percentage decreased approximately two percentage points to 35% for the six months ended June 30, 2006.

Selling and administrative expenses on a company-wide basis increased by approximately $21,596, or 23%, to $115,001 for the six months ended June 30, 2006 as compared to the same period in 2005. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and higher bad debt expenses within the Financial Print segment as a result of the large amount of bad debt recoveries in the six months ended June 30, 2005 compared to the six months ended June 30, 2006. In addition, the Company experienced higher facility related expenses during the six months ended June 30, 2006 due to the move of the Company’s corporate office and New York City based operations. Also contributing to the increase in selling and administrative expenses for the six months ended June 30, 2006 as compared to the same period in 2005 was the recognition of $559 of compensation expense related to stock options in accordance with SFAS 123(R). Shared corporate expenses were approximately $12,472 for the six months ended June 30, 2006, as compared to approximately $10,275 for the same period in 2005, an increase of $2,197, primarily due to increases in professional fees and increased facility expenses related to the move of the New York corporate offices. As a percentage of revenue, overall selling and administrative expenses decreased one percentage point to 25% for the six months ended June 30, 2006 as compared to the same period in 2005.

Depreciation expense remained constant for the six months ended June 30, 2006, compared to the same period 2005.

The Company has recorded a charge of $1,001 related to purchased in-process research and development based on a preliminary allocation of the purchase price during the quarter ended June 30, 2006 which is related to the Company’s acquisition of PLUM, as described in Note 3 to the Condensed Consolidated Financial Statements.

There were approximately $9,667 in restructuring, integration, and asset impairment charges during the six months ended June 30, 2006, as compared to $3,157 in the same period in 2005, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Other income increased $1,364 for the six months ended June 30, 2006 as compared to the same period in 2005 primarily due to interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax expense for the six months ended June 30, 2006 was $12,317 on pre-tax income from continuing operations of $24,227 compared to a tax expense in the same period of 2005 of $13,149 on pre-tax income from continuing operations of $21,477. The effective tax rate for the six months ended June 30, 2006 was approximately 51% and is lower than the 61% effective tax rate for the six months ended June 30, 2005 because the Company’s pre-tax income is projected to be higher in 2006 than it was in 2005. The size of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

The 2006 results from discontinued operations include the gain on the sale of the assets of the Company’s joint venture investment in CaseSoft, and the operating results of DecisionQuest, JFS, and the document scanning and coding business until its sale in January 2006. Included in the operating results of DecisionQuest for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill which is described in more detail in Note 4 to the Condensed Consolidated Financial Statements. The 2005 results from discontinued operations include the results of DecisionQuest, JFS, the document scanning and coding business, and the discontinued globalization business which was sold in the third quarter of 2005.

As a result of the foregoing, net income for the six months ended June 30, 2006 was $8,039 as compared to net income of $4,971 for the six months ended June 30, 2005.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	2006	2005

Domestic (United States)	$16,017	$14,994
International	8,210	6,483

Income from continuing operations before taxes	$24,227	$21,477

Domestic and international pre-tax income from continuing operations increased for the six months ended June 30, 2006, compared to the same period in 2005. These increases are a direct result of the increase in revenue from the Financial Print segment, notably the increase in revenue from transactional financial print activity. Also contributing to the increase is the integration of the Marketing and Business Communications division of Vestcom within the MBC segment during the six months ended June 30, 2006.

Liquidity and Capital Resources

	Six Months Ended June 30,
Liquidity and Cash Flow Information:	2006	2005

Working capital	$215,866	$175,628
Current ratio	2.48:1	2.21:1
Net cash used in operating activities	$(56,635)	$(32,253)
Net cash provided by investing activities	$12,628	$11,012
Net cash (used in) provided by financing activities	$(29,540)	$1,627
Capital expenditures	$(13,665)	$(7,240)
Days sales outstanding	73 days	66 days

Overall working capital increased approximately $40.2 million as of June 30, 2006, as compared to June 30, 2005. The increase in working capital results from several factors. The primary reason for the increase in working capital is the increase in accounts receivable of $66.1 million as of June 30, 2006 as compared to June 30, 2005 due to higher revenue during the six months ended June 30, 2006, the increase in the days sales outstanding as of June 30, 2006 as compared to June 30, 2005, and due partially to the Vestcom acquisition. Also contributing to the increase in working capital is the increase in cash and marketable securities of approximately $39.1 million as of June 30, 2006 as compared to June 30, 2005. Offsetting the increase in working capital as of June 30, 2006 as compared to June 30, 2005 is the excess of current assets held for sale over current liabilities held for sale as of June 30, 2005 as compared to June 30, 2006, and an increase in accounts payable and accrued expenses as of June 30, 2006 as compared to June 30, 2005.

For the six months ended June 30, 2006 the Company repurchased 2,404,100 shares of its common stock for approximately $34.9 million (an average price of $14.51 per share) in accordance with its share repurchase program that is described more fully in Note 6 to the Condensed Consolidated Financial Statements. As of June 30, 2006, there was approximately $85 million available for share repurchases. Through August 4, 2006, the Company has repurchased an additional 741,603 shares of its common stock under this plan for approximately $10.1 million (an average price of $13.65 per share).

Since inception of the Company’s share repurchase program in December 2004 through June 30, 2006, the Company has repurchased approximately 7.6 million shares of its common stock at an average price of $14.75 per share.

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of June 30, 2006. The Facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of June 30, 2006.

It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand on working capital is normally in the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Capital expenditures for the six months ended June 30, 2006 were $13.7 million, which includes approximately $2.8 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006. For the full year 2006, the Company plans capital spending of approximately $25 million to $29 million, of which $3 million is related to this relocation.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Days sales outstanding increased to 73 days as of June 30, 2006 from 66 days as of June 30, 2005. The Company had net cash used in operating activities of $56,635 and $32,253 for the six months ended June 30, 2006 and 2005, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2006 as compared to the same period in 2005 is primarily a result of the increase in activity for the first half of 2006 as compared to the same period in 2005. Contributing to the increase in cash used in operations was a significant increase in accounts receivable as compared to the same period in 2005 and an increase in cash used to pay for restructuring related accruals during the first half of 2006 as a result of the reduction in workforce that occurred during the fourth quarter of 2005 and the first half of 2006. Overall, cash used in operating activities increased by $24,382 from 2005 to 2006.

Net cash provided by investing activities was $12,628 for the six months ended June 30, 2006 as compared to $11,012 for the six months ended June 30, 2005. The increase in net cash provided by investing activities from 2005 to 2006 was primarily the result of the net proceeds from the sale of marketable securities of approximately $46.7 million in 2006 as compared to $20.5 million in 2005 and an increase in cash provided by discontinued operations due to the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006. Offsetting the increase in cash provided by investing activities was the cash used in the acquisition of Vestcom’s Marketing & Business Communications division, cash used in the acquisition of PLUM, and an increase in capital expenditures for the six months ended June 30, 2006 as compared to same period in 2005, related to the relocation of the Company’s corporate office and New York City based operations during the first quarter of 2006 and the relocation of its London financial print facilities during the second quarter of 2006.

Net cash (used in) provided by financing activities was ($29,540) and $1,627 for the six months ended June 30, 2006 and 2005, respectively. The change in 2006 as compared to 2005 primarily resulted from the repurchase of approximately 2.4 million shares of the Company’s common stock for $34.9 million, at an average price of $14.51 per share, during the six months ended June 30, 2006. There were no share repurchases during the six months ended June 30, 2005. Offsetting the increase in cash used in financing activities was an increase in the cash received from the exercise of stock options during the six months ended June 30, 2006 as compared to same period in 2005.

2006 Outlook

The guidance for the full year 2006 results remains unchanged from the estimates provided in the Company’s annual report on Form 10-K for the year ended December 31, 2005, and Form 10-Q for the quarter ended March 31, 2006, except that the litigation solutions business has been reported as discontinued operations.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The purpose of FIN 48 is to clarify the accounting and disclosure for uncertain tax positions in an enterprise’s financial statements. According to FIN 48, tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon its adoption and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation will have on its financial statements.

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

The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net income, earnings per share from continuing operations, and earnings per share for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Impact on income from continuing operations before income taxes	$278	$559
Impact on income from continuing operations	$170	$341
Impact on basic earnings per share from continuing operations	$.01	$.01
Impact on diluted earnings per share from continuing operations	$.01	$.01

Impact on net income	$170	$341
Impact on basic earnings per share	$.01	$.01
Impact on diluted earnings per share	$.01	$.01

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets, particularly in the Financial Print segment. This includes activity levels in the initial public offerings and mergers and acquisitions markets, both important components of the Financial Print segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the six months ended June 30, 2006, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of June 30, 2006, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the six months ended June 30, 2006.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $1,449 and ($15,348) in its Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2006 and 2005, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $44.3 million as of June 30, 2006, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

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

During the six months ended June 30, 2006, the Company has implemented additional controls and procedures in order to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. The Company began to address its material weakness in internal control over financial reporting with respect to accounting for income taxes in February 2006 in connection with the preparation of the financial statements for the year ended December 31, 2005 and continues to implement additional controls and procedures over accounting for income taxes. The Company believes that the actions it has taken to date have mitigated the material weaknesses with respect to the preparation of this quarterly report on Form 10-Q, such that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented. However, the Company has not completed implementation and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of June 30, 2006. Based upon this conclusion, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

(b) Changes in Internal Control Over Financial Reporting.  As described in more detail in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2006, the Company took various actions to remediate the material weaknesses described in the Company’s annual report on Form 10-K for the year ended December 31, 2005. There have not been any additional changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

The Company continues to identify other controls and procedures to improve both the preparation and review of accounting for income taxes. We expect to complete this process and implement additional procedures to address this material weakness during the second half of 2006. We believe that, once fully implemented, these remediation steps will be sufficient to address the material weakness described above.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 25, 2006, the following actions were taken:

1. Election of Directors

Nominee	Votes For	Votes Against/Withheld/ Abstentions

Stephen V. Murphy	28,409,606	1,231,411
Gloria M. Portela	23,423,142	6,217,875
Vincent Tese	28,467,429	1,173,588
Richard R. West	28,404,036	1,236,981

2. Approval of the Amended and Restated Company’s 1999 Incentive Compensation Plan

Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

21,370,785	5,398,542	1,236,671

3. Ratification of 2004 and 2005 Deferred Stock Units Awards

Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes

25,074,577	1,683,227	1,235,594

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Richard Bambach Jr., Vice President, Interim Chief Financial Officer, and Corporate Controller
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard Bambach Jr., Vice President, Interim Chief Financial Officer, and Corporate Controller

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  PHILIP E. KUCERA
Philip E. Kucera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President, Interim Chief Financial Officer
and Corporate Controller
(Principal Financial and Accounting Officer)

Date: August 9, 2006