Form 10-Q
period 2006-09-30
BOWNE & CO INC
filed 2006-11-08
CIK 13610

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 29,030,167 shares of Common Stock outstanding as of November 1, 2006.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44

Part II
Item 6.	Exhibits.	46
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands, except per
	share data)

Revenue	$175,110	$152,337
Expenses:
Cost of revenue	(115,890)	(101,394)
Selling and administrative	(51,326)	(45,730)
Depreciation	(5,628)	(5,746)
Amortization	(139)	—
Restructuring charges, integration costs and asset impairment charges	(1,907)	(1,593)
Purchased in-process research and development	43	—

	(174,847)	(154,463)

Operating income (loss)	263	(2,126)
Interest expense	(1,336)	(1,198)
Other income (expense), net	464	(178)

Loss from continuing operations before income taxes	(609)	(3,502)
Income tax benefit	905	2,144

Income (loss) from continuing operations	296	(1,358)
(Loss) income from discontinued operations, net of tax	(12,068)	3,691

Net (loss) income	$(11,772)	$2,333

Earnings (loss) per share from continuing operations:
Basic	$.01	$(.04)
Diluted	$.01	$(.04)
(Loss) earnings per share from discontinued operations:
Basic	$(.40)	$.11
Diluted	$(.39)	$.11
Total (loss) earnings per share:
Basic	$(.39)	$.07
Diluted	$(.38)	$.07
Dividends per share	$.055	$.055

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands, except per
	share data)

Revenue	$641,155	$509,889
Expenses:
Cost of revenue	(417,859)	(326,165)
Selling and administrative	(166,327)	(139,135)
Depreciation	(18,797)	(18,539)
Amortization	(410)	—
Restructuring charges, integration costs and asset impairment charges	(12,103)	(4,750)
Purchased in-process research and development	(958)	—

	(616,454)	(488,589)

Operating income	24,701	21,300
Interest expense	(4,081)	(3,788)
Other income, net	2,469	463

Income from continuing operations before income taxes	23,089	17,975
Income tax expense	(11,152)	(11,005)

Income from continuing operations	11,937	6,970
(Loss) income from discontinued operations, net of tax	(15,939)	334

Net (loss) income	$(4,002)	$7,304

Earnings per share from continuing operations:
Basic	$.38	$.20
Diluted	$.37	$.20
(Loss) earnings per share from discontinued operations:
Basic	$(.51)	$.01
Diluted	$(.50)	$.01
Total (loss) earnings per share:
Basic	$(.13)	$.21
Diluted	$(.13)	$.21
Dividends per share	$.165	$.165

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Net (loss) income	$(11,772)	$2,333
Foreign currency translation adjustment	46	3,105
Net unrealized gain from marketable securities during the period, after deducting taxes of $0 and $61 for 2006 and 2005, respectively	—	91

Comprehensive (loss) income	$(11,726)	$5,529

	Nine Months Ended
	September 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Net (loss) income	$(4,002)	$7,304
Foreign currency translation adjustment	1,495	(12,243)
Net unrealized gains arising from marketable securities during the period, after deducting taxes of $3 and $49 for 2006 and 2005, respectively	4	73

Comprehensive loss	$(2,503)	$(4,866)

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share information)

ASSETS
Current assets:
Cash and cash equivalents	$44,121	$96,684
Marketable securities	44,335	90,675
Accounts receivable, less allowances of $9,935 (2006) and $8,552 (2005)	147,759	120,450
Inventories	27,910	25,957
Prepaid expenses and other current assets	35,485	28,414
Assets held for sale	2,904	7,815

Total current assets	302,514	369,995
Property, plant and equipment at cost, less accumulated depreciation of $230,298 (2006) and $254,760 (2005)	133,113	106,908
Other noncurrent assets:
Goodwill	29,893	16,691
Intangible assets, less accumulated amortization of $418 (2006) and $0 (2005)	12,504	7,859
Deferred income taxes	27,870	20,823
Other	11,656	7,415
Assets held for sale, noncurrent	—	33,557

Total assets	$517,550	$563,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$806	$252
Accounts payable	34,896	31,089
Employee compensation and benefits	33,596	41,912
Accrued expenses and other obligations	53,604	62,430
Liabilities held for sale	639	3,417

Total current liabilities	123,541	139,100
Other liabilities:
Long-term debt — net of current portion	76,810	75,528
Deferred employee compensation	31,174	33,935
Deferred rent and other	21,412	2,259
Liabilities held for sale, noncurrent	—	653

Total liabilities	252,937	251,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01
Issued and outstanding 42,460,617 shares (2006) and 41,913,467 shares (2005)	425	419
Additional paid-in capital	95,550	85,721
Retained earnings	332,673	341,760
Treasury stock, at cost, 13,109,218 shares (2006) and 9,842,404 shares (2005)	(163,059)	(113,652)
Accumulated other comprehensive loss, net	(976)	(2,475)

Total stockholders’ equity	264,613	311,773

Total liabilities and stockholders’ equity	$517,550	$563,248

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
		2005
		Restated
	2006	See Note 2
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(4,002)	$7,304
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss (income) from discontinued operations	15,939	(334)
Depreciation	18,797	18,539
Amortization	410	—
Purchased in-process research and development	958	—
Asset impairment charges	2,501	2,623
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(43,360)	(41,653)
Net cash (used in) provided by operating activities of discontinued operations	(6,373)	3,102

Net cash used in operating activities	(15,130)	(10,419)

Cash flows from investing activities:
Proceeds from the sale of subsidiaries	6,364	108,910
Purchase of property, plant, and equipment	(22,098)	(14,246)
Purchases of marketable securities	(50,600)	(98,010)
Proceeds from the sale of marketable securities and other	97,339	51,520
Acquisitions, net of cash acquired	(32,908)	—
Net cash provided by (used in) investing activities of discontinued operations	12,269	(3,127)

Net cash provided by investing activities	10,366	45,047

Cash flows from financing activities:
Payment of debt	(634)	(34,000)
Proceeds from borrowings	—	34,000
Proceeds from stock options exercised	11,194	7,455
Payment of dividends	(5,085)	(5,611)
Purchase of treasury stock	(53,342)	(18,122)
Other	13	—
Net cash used in financing activities of discontinued operations	(100)	(1,223)

Net cash used in financing activities	(47,954)	(17,501)

Net (decrease) increase in cash and cash equivalents	(52,718)	17,127
Cash and cash equivalents, beginning of period	96,839	61,222

Cash and cash equivalents, end of period	$44,121	$78,349

Cash and cash equivalents as of the beginning of the period for 2006 and 2005 includes $155 and $9,918, respectively, related to discontinued operations.

Supplemental Cash Flow Information:
Cash paid for interest	$2,429	$2,210

Net cash paid for income taxes	$10,559	$10,350

Non-cash investing activities:
Leasehold improvements for New York City office paid by landlord	$9,382	$—

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2005. The Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements have been reclassified to present discontinued operations as described in more detail in Note 4. Operating results for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the full year.

The Company has recorded an immaterial adjustment to its operating results for the three and six months ended June 30, 2006 to reflect an increase of $529 for restructuring charges, integration costs and asset impairment charges in the Condensed Consolidated Statement of Operations for these periods. The effect of this adjustment is an after tax decrease of $269 in income from continuing operations and net income for the three and six months ended June 30, 2006. This adjustment will be reflected in the Company’s Summary of Quarterly Data that will be included in the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2006.

Note 2.	Restatement of 2005 Quarterly Financial Results

As previously reported in the Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company’s results for the three and nine months ended September 30, 2005, have been restated to correct errors in accounting for income taxes. The impact of these corrections was (i) a decrease in the loss from continuing operations of $1,202 ($.03 per diluted share) for the three months ended September 30, 2005, (ii) a decrease in income from continuing operations of $1,694 ($.05 per diluted share) for the nine months ended September 30, 2005, and (iii) decreases in income from discontinued operations, net of tax of $3,392 ($.09 per diluted share) and $3,458 ($.09 per diluted share) for the three and nine months ended September 30, 2005, respectively. The effects on net income were decreases of $2,190 ($.06 per diluted share) and $5,152 ($.14 per diluted share) for the three and nine months ended September 30, 2005, respectively. In addition, the previously reported 2005 results have been reclassified to reflect the operations of the discontinued businesses that were previously included as the Litigation

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Solutions segment which is described in more detail in Note 4. A summary of the restated financial information for the three and nine months ended September 30, 2005 is as follows:

	As Previously	As
	Reported*	Restated*

Three Months Ended September 30, 2005
Loss from continuing operations before income taxes	$(3,502)	$(3,502)
Income tax benefit	942	2,144

Loss from continuing operations	(2,560)	(1,358)
Income from discontinued operations, net of tax	7,083	3,691

Net income	$4,523	$2,333

Loss per share from continuing operations:
Basic	$(.07)	$(.04)
Diluted	$(.07)	$(.04)
Earnings per share from discontinued operations:
Basic	$.20	$.11
Diluted	$.20	$.11
Total earnings per share:
Basic	$.13	$.07
Diluted	$.13	$.07
Nine Months Ended September 30, 2005
Income from continuing operations before income taxes	$17,975	$17,975
Income tax expense	(9,311)	(11,005)

Income from continuing operations	8,664	6,970
Income from discontinued operations, net of tax	3,792	334

Net income	$12,456	$7,304

Earnings per share from continuing operations:
Basic	$.25	$.20
Diluted	$.25	$.20
Earnings per share from discontinued operations:
Basic	$.11	$.01
Diluted	$.10	$.01
Total earnings per share:
Basic	$.36	$.21
Diluted	$.35	$.21

*	As previously reported and as restated information have also been reclassified to reflect discontinued operations.

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

Plum Computer Consulting, Inc.

In April 2006, the Company acquired certain assets of PLUM Computer Consulting, Inc., (“PLUM”) a software development and consulting firm with a service offering for the investment management industry, for $2.0 million in cash, plus an additional $3.0 million to be paid upon the receipt of certain deliverables. The purchase agreement also provides for the payment of additional consideration based upon a percentage of revenue earned over a five-year period. The Company paid $2,084 (including $84 of acquisition costs) related to this acquisition as of September 30, 2006. The Company expects to pay the remaining $3.0 million during the fourth quarter of 2006. As of September 30, 2006, the Company has accrued the $3.0 million to be paid to PLUM and has included this amount in the allocation of the purchase price. The excess purchase price over identifiable net tangible assets is reflected as part of goodwill and intangible assets and property, plant, and equipment in the Condensed Consolidated Balance Sheet as of September 30, 2006. Approximately $2.8 million has been allocated to goodwill, approximately $1.2 million has been allocated to computer software and is being depreciated over five years, $164 has been allocated to the value of customer relationships and is being amortized over the estimated useful life of nine years, and $25 has been allocated to the value of covenants not-to-compete and is being amortized over the estimated useful life of three years. Included in the initial allocation of the purchase price was approximately $1,001 associated with in-process research and development conducted by PLUM which was expensed during the second quarter of 2006. During the quarter ended September 30, 2006 the allocation of the in-process research and development was reduced to $958 due to a change in the assumptions used in the preliminary allocation of the purchase price allocation.

Vestcom International, Inc.

In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. (“Vestcom”) that was announced in December 2005, for approximately $30 million. The Company has integrated Vestcom’s Marketing and Business Communications division with its similar digital print business, and the combined entity is operating as a separate reportable segment under the name Bowne Marketing & Business Communications (“MBC”). In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment.

The net cash outlay was approximately $30.8 million, which includes acquisition costs of approximately $1.1 million. The excess purchase price over identifiable net tangible assets, which totaled $15.2 million, is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of September 30, 2006. A total of $4.9 million has been allocated to the value of customer relationships and is being amortized over the estimated useful life of nine years. Further refinements to the purchase price allocation are possible, but are not expected to have a material effect on the Company’s financial statements.

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

During the second quarter of 2006, the Company determined that it intended to sell its DecisionQuest® and its JFS Litigators’ Notebook® (“JFS”) businesses. These businesses along with DecisionQuest Discovery Services, the Company’s document scanning and coding business, which was sold in January 2006, were the components of the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s litigation solutions business. As a result of these actions, effective with the second quarter of 2006, the litigation solutions business is no longer presented as a separate reportable segment of the Company and the results of operations for these businesses are classified as discontinued operations in the Condensed Consolidated Statement of Operations. The results for the three and nine months ended September 30, 2005 have been reclassified to reflect this presentation.

On September 8, 2006, the Company completed the sale of its DecisionQuest business to key employees of DecisionQuest. The disposition was effected pursuant to a Stock Purchase Agreement by and between Bowne & Co., Inc. and DQ Acquisition Co. The Company received total consideration of approximately $9.8 million, consisting of $7.0 million in cash and a promissory note for approximately $2.9 million, which was valued at $2.8 million and is payable on September 11, 2010 and bears interest at 4.92%, which is to be paid quarterly. The Company has recognized a loss on the sale of DecisionQuest of approximately $7.5 million (approximately $5.1 million after tax) during the quarter ended September 30, 2006. Included in the loss were sale related expenses and cash left in the business totaling approximately $0.6 million, resulting in net proceeds from the sale of $9.2 million as of September 30, 2006.

The Company also recorded expenses of $8.0 million (approximately $4.9 million after tax) during the three months ended September 30, 2006 related to the estimated costs expected to be incurred in exiting the facilities which were leased by DecisionQuest and Bowne Business Solutions. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received.

The Company evaluated the potential impairment of the goodwill related to the DecisionQuest business in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. Based upon this analysis, the Company concluded that there was an impairment of the goodwill related to DecisionQuest and recorded an impairment charge of $13,334 related to this business during the second quarter of 2006.

In May 2006, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold. The Company realized approximately $14.8 million in consideration from the sale of its interest in this joint venture. The Company received approximately $12.7 million in cash, which is net of approximately $0.6 million of expenses associated with the sale. In addition, approximately $1.5 million of the sale price was placed in escrow, representing 10% of the purchase price to be used as the purchaser’s recourse for certain possible losses as defined by the asset purchase agreement. On November 15, 2007, (the 18-month anniversary of the closing date) we expect that the escrow will be terminated and the amount remaining in escrow will be paid to the Company, subject to claims, if any. The Company recognized a gain on the sale of approximately $9.9 million (approximately $6.0 million after tax) during the nine months ended September 30, 2006. The Company’s equity share of income (losses) from this joint venture investment, were previously recognized by the Company’s DecisionQuest business.

In January 2006, the Company completed the sale of DecisionQuest Discovery Services that was previously included in the Litigation Solutions segment, for approximately $500. The assets and liabilities of this business were written down as of December 31, 2005, to reflect the fair value as determined in the asset purchase agreement and accordingly, the Company did not recognize a gain or loss on the sale of this business. In accordance with the sale agreement, the Company retained the accounts receivable, accounts payable and accrued expenses related to this business.

The results of the Company’s litigation solutions business have been reflected as discontinued operations in the Condensed Consolidated Statement of Operations. All prior period results have been reclassified to reflect this

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation. The assets and liabilities attributable to these businesses have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	September 30,	December 31,
	2006	2005

Cash	$—	$155
Accounts receivable, net	266	7,125
Prepaid expenses and other current assets	7	535
Property and equipment, net	21	1,514
Goodwill and intangible assets, net	2,610	26,861
Other noncurrent assets	—	5,182

Total assets held for sale	$2,904	$41,372

Current portion of long-term debt	$—	$200
Accounts payable and accrued expenses	639	3,217
Long-term debt — net of current portion	—	550
Other noncurrent liabilities	—	103

Total liabilities held for sale	$639	$4,070

The remaining assets and liabilities of the litigation solutions business classified as held for sale as of September 30, 2006 consist only of the assets and liabilities of JFS.

The results of the Company’s discontinued litigation solutions business, which consists of (i) the results of the Company’s document scanning and coding business until its sale in January 2006, (ii) the results of the DecisionQuest business until its sale in September 2006 which includes the Company’s equity share of income from the joint venture investment in CaseSoft, and the gain realized from the sale of CaseSoft, (iii) the loss on the sale of DecisionQuest, (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses, and (v) the results of the JFS business, are as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$4,033	$7,022	$16,419	$22,696

Loss from discontinued operations before income taxes	$(16,188)	$(1,780)	$(19,533)	$(1,064)

In September 2005, the Company sold its globalization business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Condensed Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are approximately $4,039 and $6,743 as of September 30, 2006 and December 31, 2005, respectively. These amounts are primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business. The results for the three and nine months ended September 30, 2005 have been reclassified to reflect the presentation of the globalization business as discontinued operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of the discontinued operations from the globalization business for the three and nine months ended September 30, 2005, are as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Revenue	$41,211	$165,350

Income from discontinued operations before income taxes	$9,373	$10,949

The results of the globalization business reflect the results of its operation through the date of its sale, which was September 1, 2005 and the gain on the sale of the globalization business before income taxes.

The Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 include $1,344 and $3,287 respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with Bowne Business Solutions Inc., the Company’s document outsourcing business, which was sold in November 2004.

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at September 30, 2006 and December 31, 2005 consist primarily of short-term securities, including auction rate securities, of approximately $40.0 million and $88.0 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch Auction.

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

For the three months ended September 30, 2006, the Company repurchased 1,307,865 shares of its common stock for approximately $18.5 million (an average price of $14.11 per share) and for the nine months ended September 30, 2006 the Company repurchased 3,711,965 shares of its common stock for approximately $53.3 million (an average price of $14.37 per share). As of September 30, 2006, there was approximately $66.8 million available for share repurchases. Since inception of the Company’s share repurchase program in December 2004 through September 30, 2006, the Company has repurchased approximately 8.9 million shares of its common stock at an average price of $14.66 per share.

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

In accordance with SFAS 123(R), the Company has measured the share-based compensation cost for stock options granted during the three and nine months ended September 30, 2006 at the grant date, based on the estimated fair value of the award, and is recognizing the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $4.87 and $5.13, respectively. The weighted-average fair value of stock options granted during the nine months ended September 30, 2005 was $3.71. The Company did not grant any options during the three months ended September 30, 2005. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2006 and 2005:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected dividend yield	1.5%	*	1.5%	1.6%
Expected stock price volatility	35.2%	*	36.0%	33.2%
Risk-free interest rate	4.8%	*	4.8%	3.8%
Expected life of options	5 years	*	5 years	5 years

*	There were no stock options granted during the three months ended September 30, 2005.

The Company used historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the three and nine months ended September 30, 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $269 and $828 for the three and nine months ended September 30, 2006, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years. The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income (loss) from continuing operations before income taxes, income from continuing operations, net

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss, earnings per share from continuing operations, and loss per share for the three and nine months ended September 30, 2006:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Impact on income (loss) from continuing operations before income taxes	$(269)	$(828)
Impact on income from continuing operations	$(164)	$(505)
Impact on basic earnings per share from continuing operations	$(.01)	$(.02)
Impact on diluted earnings per share from continuing operations	$(.01)	$(.02)
Impact on net loss	$(164)	$(505)
Impact on basic loss per share	$(.01)	$(.02)
Impact on diluted loss per share	$(.01)	$(.02)

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic method prescribed by APB 25. No stock-based employee compensation cost related to stock options was reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on (loss) income from continuing operations, (loss) earnings per share from continuing operations, income from discontinued operations, earnings per share from discontinued operations, net income, and earnings per share for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123(R).

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	Restated	Restated

(Loss) income from continuing operations:
As reported	$(1,358)	$6,970
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effect	(315)	(927)

Pro forma (loss) income from continuing operations	$(1,673)	$6,043

As reported (loss) earnings per share from continuing operations:
Basic	$(.04)	$.20
Diluted	$(.04)	$.20
Pro forma (loss) earnings per share from continuing operations:
Basic	$(.05)	$.17
Diluted	$(.05)	$.17

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	Restated	Restated

Income from discontinued operations:
As reported	$3,691	$334
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effect	—	—

Pro forma income from discontinued operations	$3,691	$334

As reported earnings per share from discontinued operations:
Basic	$.11	$.01
Diluted	$.11	$.01
Pro forma earnings per share from discontinued operations:
Basic	$.11	$.01
Diluted	$.11	$.01

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	Restated	Restated

Net income:
As reported	$2,333	$7,304
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effect	(315)	(927)

Pro forma net income	$2,018	$6,377

As reported earnings per share:
Basic	$.07	$.21
Diluted	$.07	$.21
Pro forma earnings per share:
Basic	$.06	$.18
Diluted	$.06	$.18

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

The 1997 Plan and the 1999 Amended Plan permit grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1997 Plan also permits the issuance of SARs, limited stock appreciation rights (“LSARs”) and awards that are valued in whole or in part on the fair value of the shares. SARs and LSARs may be paid in shares, cash or combinations thereof. The 1999 Amended Plan also permits the issuances of SARS, LSARs, restricted stock, restricted stock units, deferred stock units, stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, and stock granted as a bonus, dividend equivalent, other stock-based award or performance award. The Compensation and Management Development Committee of the Board (the “Committee”) governs most of the parameters of the 1999 and 2000 Plans including grant dates, expiration dates, and other awards.

The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units, and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans as of September 30, 2006:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plans approved by shareholders:
Stock options	2,395,795	$14.18
Restricted stock and deferred stock units	236,623	(a	)
Restricted stock units	527,500	(a	)
Plan not approved by shareholders:
Stock options	763,750	$12.30
Deferred stock units	515,346	(a	)

Total	4,439,014

(a)	Not applicable

There were no SARs or LSARs outstanding as of September 30, 2006.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of securities remaining available for future issuance as of September 30, 2006 is as follows:

Plans approved by shareholders	2,710,590
Plan not approved by shareholders	180,554

Total	2,891,144

The details of the stock option activity for the nine months ended September 30, 2006 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding at January 1, 2006	4,053,478	$13.57
Granted	60,000	$14.96
Exercised	(580,500)	$12.97
Forfeited	(20,750)	$17.56

Outstanding, as of March 31, 2006	3,512,228	$13.67
Exercised	(124,500)	$12.50
Forfeited	(65,700)	$15.39

Outstanding as of June 30, 2006	3,322,028	$13.68
Granted	34,000	$14.36
Exercised	(151,283)	$12.19
Forfeited	(45,200)	$15.84

Outstanding, as of September 30, 2006	3,159,545	$13.73	$3,929
Exercisable, as of September 30, 2006	2,604,670	$13.49	$3,903

The total intrinsic value of the options exercised during the three months ended September 30, 2006 and 2005 was $366 and $378, respectively, and $2,090, and $2,042 for the nine months ended September 30, 2006 and 2005, respectively. The amount of cash received from the exercise of stock options was $11,194 and $7,455 for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $38 and $119 for the three and nine months ended September 30, 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $136 and $146 for the three months ended September 30, 2006 and 2005, respectively, and $808 and $784 for the nine months ended September 30, 2006 and 2005, respectively. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $126 for the nine months ended September 30, 2006.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	September 30,	Remaining	Exercise	September 30,	Exercise
Exercise Prices	2006	Life	Price	2006	Price

$ 8.84 - $10.31	259,664	5 years	$9.23	259,664	$9.23
$10.32 - $11.99	260,430	4 years	$10.61	260,430	$10.61
$12.00 - $14.00	1,549,947	4 years	$13.21	1,491,822	$13.19
$14.01 - $15.77	716,550	7 years	$14.96	221,300	$14.92
$15.78 - $22.50	372,954	2 years	$18.82	371,454	$18.84

	3,159,545	4 years	$13.73	2,604,670	$13.49

The following table summarizes information about nonvested stock option awards as of September 30, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options at January 1, 2006	523,750	$4.78
Granted	60,000	$5.27

Nonvested stock options at March 31, 2006	583,750	$4.81
Vested	(15,375)	$3.69
Forfeited	(42,500)	$4.72

Nonvested stock options at June 30, 2006	525,875	$4.85
Granted	34,000	$4.87
Forfeited	(5,000)	$6.12

Nonvested stock options at September 30, 2006	554,875	$4.84

Total compensation expense recognized for stock options that vested during the nine months ended September 30, 2006 amounted to $57. No stock options vested during the three months ended September 30, 2006.

Deferred Stock Awards

The Company has programs for certain key executives and directors, that provide for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. At September 30, 2006 and December 31, 2005, the amounts included in stockholders’ equity for these units were $5,043 and $6,932, respectively. At September 30, 2006 and December 31, 2005, there were 468,090 and 602,955 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash and deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,316 and $2,390 at September 30, 2006 and December 31, 2005, respectively. In

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At September 30, 2006 and December 31, 2005, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At September 30, 2006 and December 31, 2005, respectively, there were 183,545 and 194,654 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

As previously disclosed, the Company recognized compensation expense related to deferred stock awards prior to the adoption of SFAS 123(R). Compensation expense related to deferred stock awards amounted to $185 and $218 for the three months ended September 30, 2006 and 2005, respectively, and $663 and $860 for the nine months ended September 30, 2006 and 2005, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock awards in 2005 and 2004. During the three and nine months ended September 30, 2006, the Company granted 10,000 shares of restricted stock with a fair value of $14.63 per share as of the date of grant. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares was determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense over the respective service periods. As of September 30, 2006 unrecognized compensation expense related to these grants amounted to $709, which will be recognized over a weighted-average period of 1.4 years. As of September 30, 2006 there were 100,334 nonvested shares of restricted stock.

As previously disclosed, the Company recognized compensation expense related to restricted stock awards prior to the adoption of SFAS 123(R). Compensation expense related to restricted stock awards amounted to $210 and $97 for the three months ended September 30, 2006 and 2005, respectively, and $663 and $289 for the nine months ended September 30, 2006 and 2005, respectively.

Long-Term Equity Incentive Plan and Restricted Stock Units

The Company’s Board of Directors approved a new Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees can be granted restricted stock units (“RSU“s) at a target level based on certain criteria. In accordance with the LTEIP, the Company granted 527,500 RSUs, with a weighted-average fair value of $13.83 per share, to certain officers and key employees during the quarter ended September 30, 2006. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC’’) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two years of the three-year performance cycle. The awards are subject to certain terms and restrictions in accordance with the agreements. The weighted-average fair value of the RSUs granted was determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected share issuance date, which is expected to be in March 2009. The compensation expense related to these grants for certain officers and employees who are eligible for retirement or will become eligible for retirement during the performance cycle is calculated based on the performance cycle of the awards. Compensation expense for all awards is also based on the estimated level of performance achieved as of the reporting period. The Company estimated pre-vesting forfeitures of approximately 12.5% for non-retirement eligible employees related to these grants.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to the RSUs amounted to $780 for the three and nine months ended September 30, 2006 which is based upon estimated performance levels as of September 30, 2006. The unrecognized compensation expense related to these grants amounted to approximately $5.0 million, which will be recognized over a weighted-average period of 1.7 years.

Note 8.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings (loss) per share are based on the weighted-average number of shares outstanding, and for diluted earnings (loss) per share after adjustment for the assumed exercise of all potentially dilutive stock options. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended September 30, 2006 and 2005 excludes the dilutive effect of approximately 1,012,444 and 979,078 stock options, respectively, and the weighted-average diluted shares outstanding for the nine months ended September 30, 2006 and 2005 excludes the dilutive effect of approximately 804,406 and 978,661 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF 04-08, the weighted-average diluted shares outstanding for the three and nine months ended September 30, 2006 and 2005 also excludes the effect of approximately 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects of EITF 04-08 are anti-dilutive to the earnings per share calculation for all periods.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	September 30,
	2006	2005

Basic shares	30,375,100	34,489,138
Diluted shares	30,596,113	34,871,304

	Nine Months Ended
	September 30,
	2006	2005

Basic shares	31,696,588	34,692,904
Diluted shares	32,012,252	35,144,214

Note 9.	Inventories

Inventories of $27,910 at September 30, 2006 included raw materials of $5,949, and work-in-process and finished goods of $21,961. At December 31, 2005, inventories of $25,957 included raw materials of $3,500 and work-in-process and finished goods of $22,457.

Note 10.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

		Marketing &
	Financial	Business
	Print	Communications	Total

Balance at January 1, 2006	$14,076	$2,615	$16,691
Goodwill associated with the MBC acquisition	—	10,342	10,342
Goodwill associated with the PLUM acquisition	2,773	—	2,773
Foreign currency translation adjustment	87	—	87

Balance at September 30, 2006	$16,936	$12,957	$29,893

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2006		December 31, 2005
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer relationships	$5,038	$414	$—	$—
Covenants not-to-compete	25	4	—	—
Unamortizable intangible assets:
Intangible asset related to minimum pension liability	7,859	—	7,859	—

	$12,922	$418	$7,859	$—

The increase in customer relationships and covenants not-to-compete as of September 30, 2006, is due to the allocation of the purchase price related to the acquisitions of MBC and PLUM as described in more detail in Note 3 to the Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2006, the Company continued to implement further cost reductions. Restructuring charges included (i) asset impairment charges of $2.5 million related to the consolidation of MBC facilities, (ii) severance and integration costs related to the integration of Vestcom’s MBC division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial print locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial print facility in Washington D.C. These actions resulted in restructuring and integration costs totaling $1,907 for the three months ended September 30, 2006 and $12,103 for the nine months ended September 30, 2006.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to asset impairments, integration and restructuring activities initiated during the third quarter of 2006:

	Severance
	and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial Print	$59	$31	$—	$—	$90
Marketing & Business Communications	—	472	201	1,116	1,789
Corporate/Other	28	—	—	—	28

Total	$87	$503	$201	$1,116	$1,907

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2004, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2004	$1,109	$4,881	$27	$6,017
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,321)	(27)	(4,109)

Balance at December 31, 2005	4,023	4,772	—	8,795
2006 expenses	2,992	2,255	4,355	9,602
Paid in 2006	(4,770)	(4,631)	(4,130)	(13,531)

Balance at September 30, 2006	$2,245	$2,396	$225	$4,866

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the first quarter of 2007.

The Company also accrued $500 of costs associated with the acquisition of Vestcom’s MBC operations during the first half of 2006, which was accounted for as part of the cost of the acquisition under the provisions of EITF 95-03. These costs are primarily related to estimated severance and personnel related costs associated with the termination of certain employees from the Vestcom component of the MBC business and estimated costs related to the elimination of excess facilities and the consolidation of certain existing facilities related to the Vestcom component of the MBC business. The balance remaining on this accrual at September 30, 2006 was $133 and is expected to be paid by 2007.

Note 12.	Debt

The components of debt at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005

Convertible subordinated debentures	$75,000	$75,000
Other	2,616	780

	$77,616	$75,780

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no borrowings outstanding under the $150 million five-year senior, unsecured revolving credit facility, which is more fully described in Note 12 of the Company’s annual report on Form 10-K for the year ended December 31, 2005. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of September 30, 2006. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There were no borrowings outstanding under this credit facility as of September 30, 2006 and December 31, 2005.

Note 13.	Postretirement Benefits

The Company sponsors a defined benefit pension plan, which covers certain U.S. employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, benefits for current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who continue to accrue benefits under the pre-January 1, 2003 formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. The defined benefit pension plan and SERP are described more fully in Note 13 to the Company’s annual report on Form 10-K for the year ending December 31, 2005. Also, certain non-union international employees are covered by other retirement plans.

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$1,836	$1,469	$73	$96
Interest cost	2,086	1,701	272	351
Expected return on plan assets	(2,260)	(1,966)	—	—
Amortization of transition (asset) liability	(89)	(81)	24	25
Amortization of prior service cost	89	78	365	378
Amortization of actuarial loss	410	144	209	218

Net periodic cost of defined benefit plans	2,072	1,345	943	1,068
Union plans	86	89	—	—
Other retirement plans	401	321	—	—

Total cost	$2,559	$1,755	$943	$1,068

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$5,152	$4,771	$269	$288
Interest cost	5,648	5,093	868	1,053
Expected return on plan assets	(6,246)	(5,486)	—	—
Amortization of transition (asset) liability	(249)	(241)	74	75
Amortization of prior service cost	247	238	1,135	1,134
Amortization of actuarial loss	858	380	681	654

Net periodic cost of defined benefit plans	5,410	4,755	3,027	3,204
Union plans	259	274	—	—
Other retirement plans	1,358	1,115	—	—

Total cost	$7,027	$6,144	$3,027	$3,204

The company was not required to make any contribution to its pension plan in 2006. However, the Company contributed $10.2 million to the pension plan in September 2006, which provides the Company with increased funding flexibility and accelerated tax benefits.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS 158 during the fourth quarter of 2006. Included in the Condensed Consolidated Balance Sheet as of September 30, 2006, is a liability of approximately $20.8 million related to these plans which was recorded in accordance with the previous FASB guidance. In accordance with SFAS 158, the Company estimates the liability related to the unfunded status of its defined benefit pension plan and SERP to be in the range of approximately $47 million to $52 million. This range of the preliminary unfunded status is based on preliminary assumptions, including the discount rates in effect at December 31, 2006, and the actual rate of return on the assets of the pension plan. These results may vary from the actual impact of implementing SFAS 158.

Note 14.	Income Taxes

Income tax benefit for the three months ended September 30, 2006 was $905 on pre-tax loss from continuing operations of $609, compared to income tax benefit for the same period in 2005 of $2,144 on pre-tax loss from continuing operations of $3,502. Income tax expense for the nine months ended September 30, 2006 was $11,152 on pre-tax income from continuing operations of $23,089, compared to income tax expense of $11,005 on pre-tax income from continuing operations of $17,975 for the 2005 period. Income taxes for the three and nine months ended September 30, 2006 were favorably impacted by adjustments related to the reconciliation of the 2005 tax provision to the 2005 tax return, which was filed in September 2006. As discussed in Note 2 of the Condensed Consolidated Financial Statements, income tax expense for the three and nine months ended September 30, 2005 has been restated.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) is summarized as follows:

	September 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$3,085	$1,590
Minimum pension liability adjustment (net of tax effect)	(4,045)	(4,045)
Unrealized losses on marketable securities (net of tax effect)	(16)	(20)

	$(976)	$(2,475)

Note 16.	Segment Information

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

Beginning with the reporting of financial results for the fourth quarter and full year 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following reportable business segments: Financial Print and Marketing & Business Communications. The Company had previously reported the Marketing & Business Communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. In addition, as discussed in Note 4, the results from the Company’s litigation solutions businesses are not presented as a separate reporting segment since these results are presented as discontinued operations. The Company’s 2005 segment information has been reclassified to conform to the new presentation. The services of each of the Company’s segments are described further below:

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Print	$148,043	$143,202
Marketing & Business Communications	27,067	9,135

	$175,110	$152,337

Segment profit (loss):
Financial Print	$15,327	$12,278
Marketing & Business Communications	(2,294)	(2,737)
Corporate/Other (see detail below)	(6,539)	(6,099)

	6,494	3,442
Depreciation expense	(5,628)	(5,746)
Amortization expense	(139)	—
Interest expense	(1,336)	(1,198)

Loss from continuing operations before income taxes	$(609)	$(3,502)

Corporate/Other (by type):
Shared corporate expenses	$(5,139)	$(4,328)
Other income (expense), net	464	(178)
Restructuring charges, integration costs and asset impairment charges	(1,907)	(1,593)
Purchased in-process research and development	43	—

	$(6,539)	$(6,099)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Print	$544,438	$478,388
Marketing & Business Communications	96,717	31,501

	$641,155	$509,889

Segment profit (loss):
Financial Print	$77,216	$64,818
Marketing & Business Communications	(2,636)	(5,626)
Corporate/Other (see detail below)	(28,203)	(18,890)

	46,377	40,302
Depreciation expense	(18,797)	(18,539)
Amortization expense	(410)	—
Interest expense	(4,081)	(3,788)

Income from continuing operations before income taxes	$23,089	$17,975

Corporate/Other (by type):
Shared corporate expenses	$(17,611)	$(14,603)
Other income, net	2,469	463
Restructuring charges, integration costs and asset impairment charges	(12,103)	(4,750)
Purchased in-process research and development	(958)	—

	$(28,203)	$(18,890)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Overview

The Company’s results from continuing operations improved as compared to 2005. For the quarter ended September 30, 2006, revenue increased 15.0% to $175.1 million from $152.3 million during the same period in 2005, and earnings per share from continuing operations improved to $.01 for the third quarter of 2006 from a loss of $0.04 in the third quarter of 2005. For the nine months ended September 30, 2006, revenue was $641.2 million, up 26.0% from $509.9 million reported during the same period in 2005. Income from continuing operations was $12.0 million for the nine months ended September 30, 2006, as compared to $7.0 million for the same period in 2005, with resulting diluted earnings per share of $0.37 as compared to $0.20 in 2005.

The Company’s results of operations for the three and nine months ended September 30, 2006 were impacted by an increase in revenue from the financial print business and from the inclusion of the results of the Vestcom acquisition as described below. During the third quarter of 2006 transactional print revenue increased while the non-transactional print revenue decreased slightly as compared to the same period in 2005. The results for the nine months ended September 30, 2006 reflect a significant increase in revenue from transactional financial print services, which during the second quarter of 2006 reached its highest level since 2002, and an increase in non-transactional financial print revenue as compared to the same period in 2005.

As noted above, also impacting the results of operations for the three and nine months ended September 30, 2006 was the acquisition of Vestcom’s Marketing and Business Communications division in January 2006. The acquisition of Vestcom’s Marketing and Business Communications division with Bowne’s similar digital print business was completed in the first quarter of 2006, and the combined entity now operates as a separate reportable segment under the name Bowne Marketing & Business Communications. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Print segment. With the acquisition, the Company has expanded its geographic coverage with a broadly distributed print-on-demand network, improved its portfolio of services, and diversified into the gaming and travel and leisure markets.

The Company has substantially completed the integration of the Vestcom digital print business in the second and third quarters on an accelerated basis, which will enable this segment to achieve synergies and operating efficiencies earlier.

However, during this accelerated integration phase the Company incurred incremental costs that were directly related to the integration of operations and the consolidation of our production facilities in New Jersey and the establishment of new production capabilities in other locations.

These incremental costs were a burden to the operating results for the three and nine months ended September 30, 2006. Such incremental costs are associated with overtime costs, temporary labor, and other incremental costs necessary to maintain production schedules and meet client needs during the transfer of work to the integrated production facility during the time when the accelerated integration was underway.

In addition, the Company incurred additional costs related to the establishment of new production capabilities in Kansas, Wisconsin and California. The nature of these additional costs related to the start-up of operations and staff training on the use of this equipment and outside production costs incurred during the transition of work to these facilities.

In October 2006, Bowne announced the formation of a strategic relationship with Rivet Software, a leader in interactive business software solutions. With this agreement, Bowne extends its leadership in the interactive data arena by offering the most comprehensive and flexible suite of solutions available surrounding XBRL® (eXtensible Business Reporting Language). Bowne and Rivet will provide a complete interactive data solution, including the creation, management, submission and analysis of XBRL documents; related consulting services; and software support and maintenance. Clients may select from a full-service solution or a self-service model for organizations interested in participating in the U.S. Securities and Exchange Commission’s (SEC) Voluntary Filing Program. The results of operations for this arrangement will be included as a component of the Company’s Financial Print segment.

As previously discussed in Note 16 to the Condensed Consolidated Financial Statements, beginning with the reporting of financial results for the fourth quarter and full year 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are classified into the following two reportable business segments: Financial Print and Marketing & Business Communications. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. The Company’s results for the three and nine months ended September 30, 2005 have been reclassified to conform to this presentation.

As discussed in Note 4 to the Condensed Consolidated Financial Statements, the Company sold its DecisionQuest® business in September 2006 for approximately $9.8 million. In addition, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold in May 2006 and the Company realized approximately $14.8 million in proceeds from the sale of its interest in this joint venture. The equity share of income (losses) from this joint venture investment was previously recognized by the Company’s DecisionQuest business. During the second quarter of 2006, the Company determined that it intended to sell the DecisionQuest and the JFS Litigators’ Notebook® (“JFS”) businesses, which were included in the Company’s Litigation Solutions segment. As a result of these actions, effective with the second quarter of 2006 the litigation solutions business is no longer presented as a separate reportable segment of the Company. The Company’s results for the three and nine months ended September 30, 2005 have been reclassified to present the operations of JFS and DecisionQuest, including the Company’s equity share of income (losses) from the joint venture investment in CaseSoft, as discontinued operations.

The results of the Company’s two reporting segments are discussed below:

•	Financial Print: Revenue increased approximately $4.8 million, or 3%, to approximately $148.0 million for the third quarter of 2006 compared to the same period in 2005 and segment profit increased $3.0 million, or 25%, to approximately $15.3 million for the third quarter of 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, revenue increased $66.0 million, or 14%, to $544.4 million, and segment profit increased $12.4 million, or 19%, to $77.2 million as compared to the same period in 2005. The results for the quarter ended September 30, 2006 reflect an increase in transactional print revenue due to increased market share and a slight decrease in non-transactional print revenue as compared to the same period in 2005. The results for the nine months ended September 30, 2006 reflect the increases in revenue from both transactional and non-transactional printing, specifically the increase in transactional printing during the first half of 2006. Revenue from transactional printing increased 9% and 22% for the quarter and nine months ended September 30, 2006, respectively, when compared to the same periods in 2005, a result of the continued momentum in capital market activity during the first half of 2006, and increased market share. Non-transactional print revenue decreased 1% for the quarter ended September 30, 2006 as compared to the same period in 2005 and increased 9% for the nine months ended September 30, 2006 as compared to the same period in 2005.

•	Marketing & Business Communications: This segment reported revenue of $27.1 million and $96.7 million for the quarter and nine months ended September 30, 2006, respectively, as compared to revenue of $9.1 million and $31.5 million for the quarter and nine months ended September 30, 2005, respectively. The increase in revenue resulted from the acquisition (in January 2006) and integration of Vestcom’s Marketing & Business Communications divisions with the Company’s existing digital print business. Segment loss for the third quarter of 2006 was $2.3 million, compared to a loss of $2.7 million for the same period in 2005. Segment loss for the nine months ended September 30, 2006 was $2.6 million, compared to a loss of $5.6 million in the same period of 2005. Due to the seasonality of the business, the second and third quarters generally represent the lowest level of business activity in a fiscal year. As previously noted, the segment operating results for the three and nine months ended September 30, 2006 were burdened with incremental costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations. The integration continues to proceed as planned.

Items Affecting Comparability

The Company continually reviews its business, manages its costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in transactional financial printing activity. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Financial Print	$90	$1,083	$2,812	$1,803
Marketing & Business Communications	1,789	—	8,790	222
Corporate/Other	28	509	501	2,724

Total	$1,907	$1,592	$12,103	$4,749

After tax impact	$1,163	$1,084	$7,381	$3,060
Per share impact	$0.04	$0.03	$0.23	$0.09

The charges taken in the three and nine months ended September 30, 2006 reflect (i) asset impairment charges of $2.5 million related to the consolidation of MBC facilities, (ii) severance and integration costs related to the integration of Vestcom’s MBC division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial print locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial print facility in Washington D.C. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information, which follows, as well as in Note 11 to the Condensed Consolidated Financial Statements.

The Company expects to incur total restructuring and integration charges for the full-year 2006 of approximately $12 million to $16 million.

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, beginning with the reporting of financial results for the fourth quarter and full year 2005, the Company changed the way it reports and evaluates segment information. The Company’s operations are now classified into the following reportable business segments: Financial Print and Marketing & Business Communications. The Company had previously reported the marketing & business communications business (formerly known as Bowne Enterprise Solutions) within its Financial Print segment. Also, as described in Note 4 to the Condensed Consolidated Financial Statements, effective with the second quarter of 2006 the operations of the litigation solutions business are reflected as a discontinued operation and is no longer presented as a separate reportable segment of the Company. The Company’s 2005 segment information has been reclassified to conform to the new presentation.

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

As described in Note 2 to the Condensed Consolidated Financial Statements, income tax expense for the quarter and nine months ended September 30, 2005 has been restated. The restatement had no impact on previously reported revenue, income from continuing operations before income taxes, segment results, or net cash flows.

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005

Financial Print

					Quarter Over
	Quarters Ended September 30,				Quarter
		% of		% of
Financial Print Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$67,240	45%	$61,687	43%	$5,553	9%
Compliance reporting	29,652	20	28,347	20	1,305	5
Mutual funds	31,353	21	40,718	28	(9,365)	(23)
Commercial	17,006	11	9,976	7	7,030	70
Other	2,792	3	2,474	2	318	13

Total revenue	148,043	100	143,202	100	4,841	3
Cost of revenue	(91,800)	(62)	(91,448)	(64)	352	0

Gross margin	56,243	38	51,754	36	4,489	9
Selling and administrative	(40,916)	(28)	(39,476)	(27)	1,440	4

Segment profit	$15,327	10%	$12,278	9%	$3,049	25%

Other Items:
Depreciation	$(3,562)	(2)%	$(4,785)	(3)%	$(1,223)	(26)%
Restructuring, integration and asset impairment charges	$(90)	—%	$(1,083)	(1)%	$(993)	(92)%

Financial Print revenue increased 3% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, with the largest class of service in this segment, transactional financial printing, up 9% as compared to the quarter ended September 30, 2005. The increase in transactional print revenue is a result of an increase in our transactional market share despite a decline in overall capital market activity in the third quarter of 2006. Compliance reporting revenue increased 5% for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005, due in part to new SEC regulations and more extensive disclosure requirements. Commercial revenue increased significantly for the quarter ended September 30, 2006 compared to the same period in 2005, which is primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $2,081 of the increase in revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Print segment. Mutual fund services revenue decreased 23% for the quarter ended September 30, 2006 compared to the same period in 2005 due to the Company’s decision not to bid for or accept several low margin mutual fund projects.

Revenue from the international markets increased 37% to approximately $35,120 for the quarter ended September 30, 2006, as compared to $25,550 for the quarter ended September 30, 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 30% for the quarter ended September 30, 2006 compared to 2005.

Gross margin of the Financial Print segment increased to 38% for the quarter ended September 30, 2006 in comparison to a 36% gross margin for the quarter ended September 30, 2005. The increase in gross margin was primarily due to the increase in transactional financial printing revenue, which historically is the Company’s most profitable class of service, the results of cost savings initiatives and the reduction in revenue from low margin mutual fund work during the quarter ended September 30, 2006.

Selling and administrative expenses increased 4% for the quarter ended September 30, 2006, compared to the same period in 2005, primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. As a percentage of revenue, selling and administrative expenses increased slightly in 2006 as compared to 2005.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) from the Financial Print business increased 25% for the quarter ended September 30, 2006 as compared to the same period in 2005 and segment profit as a percentage of revenue increased one percentage point to approximately 10% for the quarter ended September 30, 2006 as compared to 2005. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before income taxes.

Total restructuring charges related to the Financial Print segment for the quarter ended September 30, 2006 were $90 as compared to $1,083 for the same period in 2005. The charges incurred during the quarter ended September 30, 2006 primarily represent additional headcount reductions. The charges incurred during the quarter ended September 30, 2005 primarily represent adjustments to the costs related to the relocation of the London financial print facility.

Marketing & Business Communications

	Quarters Ended September 30,				Quarter Over Quarter
		% of		% of
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$27,067	100%	$9,135	100%	$17,932	196%
Cost of revenue	(24,088)	(89)	(9,947)	(109)	14,141	142

Gross margin	2,979	11	(812)	(9)	3,791	467
Selling and administrative	(5,273)	(19)	(1,925)	(21)	3,348	174

Segment loss	$(2,294)	(8)%	$(2,737)	(30)%	$443	16%

Other Items:
Depreciation	$(1,911)	(7)%	$(398)	(4)%	$1,513	380%
Restructuring, integration, and asset impairment charges	$(1,789)	(7)%	$—	—%	$1,789	100%

Revenue and gross margin increased significantly for the quarter ended September 30, 2006 as compared to the same period in 2005 as a result of the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. As previously noted, the segment operating results for the three months ended September 30, 2006 were burdened with incremental costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations.

Selling and administrative expenses increased significantly for the quarter ended September 30, 2006 as compared to the same period in 2005 primarily as a result of the acquisition. As a percentage of revenue, selling and administrative expenses improved by two percentage points to 19% related to the economies realized from integrating the workforces of Vestcom and Bowne.

As a result of the foregoing, segment loss (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment improved by approximately 16% for the quarter ended September 30, 2006 as compared to 2005 while segment loss as a percentage of revenue improved to a negative 8% for the quarter ended September 30, 2006 in comparison to a negative 30% in the prior year. Due to the seasonality of the business, the second and third quarters generally represent the lowest level of business activity in a fiscal year. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Restructuring, integration, and asset impairment charges were $1,789 for the quarter ended September 30, 2006. The costs incurred in 2006 were primarily related to integration and asset impairment costs associated with the consolidation of MBC facilities that began during the second quarter of 2006. There were no restructuring, integration, and asset impairment charges incurred by this segment during the quarter ended September 30, 2005.

Summary

Overall revenue increased $22,773, or 15%, to $175,110 for the quarter ended September 30, 2006 as compared to the same period in 2005. The increase in revenue is primarily attributed to the acquisition and integration of the Marketing & Business Communications division of Vestcom within the MBC segment and increased revenue from the Financial Print segment as compared to the same period in 2005. Gross margin increased $8,277, or 16%, for the quarter ended September 30, 2006 as compared to the same period in 2005, and the gross margin percentage improved approximately one percentage point to 34% for the quarter ended September 30, 2006.

Selling and administrative expenses on a company-wide basis increased by approximately $5,596, or 12%, to $51,326 for the quarter ended September 30, 2006 as compared to the same period in 2005. Approximately $3.3 million of this overall increase is related to the MBC business, which includes the acquisition and integration of the Marketing & Business Communications division of Vestcom. The increase is also due to an increase in expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses). Shared corporate expenses were $5,139 for the quarter ended September 30, 2006, as compared to $4,328 for the same period in 2005, an increase of $811, primarily due to increases in facilities expenses and an increase in stock-based compensation expense. As a percentage of revenue, overall selling and administrative expenses improved by one percentage point to 29% for the quarter ended September 30, 2006 as compared to the same period in 2005.

Depreciation expense remained constant for the quarter ended September 30, 2006 as compared to the same period in 2005.

The Company recorded a charge of $1,001 related to purchased in-process research and development based on a preliminary allocation of the purchase price during the second quarter of 2006 which is related to the Company’s acquisition of certain assets of PLUM. The allocation of the purchase price was modified during the quarter ended September 30, 2006 and the amount allocated to the purchased in-process research and development was reduced by $43, as described in Note 3 to the Condensed Consolidated Financial Statements.

There were approximately $1,907 in restructuring, integration and asset impairment charges during the quarter ended September 30, 2006, as compared to $1,593 in the same period in 2005, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Other income increased $642 for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to foreign currency translation gains and higher interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax benefit for the quarter ended September 30, 2006 was $905 on a pre-tax loss from continuing operations of $609 compared to a tax benefit in the same period of 2005 of $2,144 on a pre-tax loss from continuing operations of $3,502. The income tax benefit for the quarter ended September 30, 2006 was favorably impacted by adjustments related to the reconciliation of the 2005 tax provision to the 2005 tax return, which was filed in September 2006. The amount of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

The 2006 results from discontinued operations include the net loss on the sale of DecisionQuest which occurred in September 2006, the operating results of DecisionQuest until the date of sale, the exit costs associated with leased facilities formerly occupied by discontinued businesses, and the operating results of JFS. The 2005 results from discontinued operations include the results of DecisionQuest, JFS, the document scanning and coding business, the gain on the sale of the discontinued globalization business which was sold in September 2005, and the operating results of the discontinued globalization business until its date of sale.

As a result of the foregoing, net loss for the quarter ended September 30, 2006 was $11,772 as compared to net income of $2,333 for the quarter ended September 30, 2005.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are primarily in its Financial Print segment. Domestic (U.S.) and international components of loss from continuing operations before income taxes for the quarters ended September 30, 2006 and 2005 are as follows:

	Quarters Ended September 30,
	2006	2005

Domestic (United States)	$(3,204)	$(1,595)
International	2,595	(1,907)

Loss from continuing operations before taxes	$(609)	$(3,502)

International pre-tax income from continuing operations increased for the quarter ended September 30, 2006, compared to the same period in 2005 due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business. The increase in the domestic pre-tax loss from continuing operations is primarily due to restructuring and integration charges related to the MBC segment of approximately $1.8 million during the quarter ended September 30, 2006. There were no restructuring and integration charges related to the MBC segment during the same period in 2005.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005

Financial Print

	Nine Months Ended September 30,				Period Over Period
		% of		% of
Financial Print Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$212,834	39%	$174,773	37%	$38,061	22%
Compliance reporting	151,185	28	139,193	29	11,992	9
Mutual funds	120,984	22	124,871	26	(3,887)	(3)
Commercial	49,614	9	32,513	7	17,101	53
Other	9,821	2	7,038	1	2,783	40

Total revenue	544,438	100	478,388	100	66,050	14
Cost of revenue	(335,522)	(62)	(296,208)	(62)	39,314	13

Gross margin	208,916	38	182,180	38	26,736	15
Selling and administrative	(131,700)	(24)	(117,362)	(24)	14,338	12

Segment profit	$77,216	14%	$64,818	14%	$12,398	19%

Other Items:
Depreciation	$(12,894)	(2)%	$(15,464)	(3)%	$(2,570)	(17)%
Restructuring, integration and asset impairment charges	$(2,812)	(1)%	$(1,803)	—%	$1,009	56%

Financial Print revenue increased 14% for the nine months ended September 30, 2006 as compared to the same period in 2005, with the largest class of service in this segment, transactional financial printing, up 22% as compared to the nine months ended September 30, 2005. The increase in transactional financial print revenue is a result of the positive trends in capital market activity that began during the fourth quarter of 2005 and strong merger and acquisition performance during the second quarter of 2006, as well as increased market share. Compliance reporting revenue increased 9% for the nine months ended September 30, 2006, as compared to the same period in 2005, due in part to new SEC regulations and more extensive disclosure requirements. Commercial revenue increased 53% for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $6,680 of the increase in commercial revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Print segment. Mutual fund services revenue decreased 3% for the nine months ended September 30, 2006 as compared to the same period in 2005 due to the Company’s decision not to bid or accept several low margin mutual fund projects. Revenue reported for the nine months ended September 30, 2006 reflects a reclassification of approximately $4,076 of commercial revenue that had previously been reported as mutual fund revenue in the second quarter of 2006. This reclassification has no impact on total revenue reported for the nine months ended September 30, 2006.

Revenue from the international markets increased 44% to approximately $129,596 for the nine months ended September 30, 2006, as compared to $90,048 for the same period in 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 38% for the nine months ended September 30, 2006 compared to 2005.

Gross margin of the Financial Print segment increased by $26.7 million, or 15%, over the prior period in 2005, and the gross margin percentage remained constant at 38% in both periods. The increase in gross margin was primarily due to the increase in revenue, especially the growth in transactional financial printing which historically is the Company’s most profitable class of service.

Selling and administrative expenses increased 12% for the nine months ended September 30, 2006, compared to the same period in 2005, and as a percentage of revenue, remained constant at 24% for the nine months ended September 30, 2006, as compared to the same period in 2005. The increase in these expenses is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase in selling and administrative costs is an increase in bad debt expense for the nine months ended September 30, 2006 as compared to the same period in 2005, due to the collection of approximately $2.0 million of delinquent accounts receivable balances during the nine months ended September 30, 2005 that reduced bad debt expense in that period, which was partially offset by improved collection efforts during the nine months ended September 30, 2006. The nine months ended September 30, 2006 did not experience similar recoveries of bad debt expense. In addition, facility costs in the New York office during the nine months ended September 30, 2006 were higher than in the same period in 2005 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations from 345 Hudson Street, New York, New York to 55 Water Street, New York, New York. The Company also incurred approximately $400 of non-recurring expenses related to its acquisition of certain assets of PLUM.

As a result of the foregoing, segment profit (as defined in Note 16 to the Condensed Consolidated Financial Statements) of the Financial Print segment increased by $12.4 million, or 19%, for the nine months ended September 30, 2006 as compared to the same period in 2005. Segment profit as a percentage of revenue remained constant at 14%. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

In 2006, the Company incurred additional restructuring charges within its Financial Print segment related to additional workforce reductions in certain locations and the closure of a portion of its Washington D.C. print facility. Total restructuring charges related to the Financial Print segment for the nine months ended September 30, 2006 were $2,812, compared to $1,803 for the nine months ended September 30, 2005.

Marketing & Business Communications

	Nine Months Ended September 30,				Period Over Period
		% of		% of
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$96,717	100%	$31,501	100%	$65,216	207%
Cost of revenue	(82,321)	(85)	(29,955)	(95)	52,366	175

Gross margin	14,396	15	1,546	5	12,850	831
Selling and administrative	(17,032)	(18)	(7,172)	(23)	9,860	137

Segment loss	$(2,636)	(3)%	$(5,626)	(18)%	$2,990	53%

Other Items:
Depreciation and amortization	$(5,472)	(6)%	$(1,855)	(6)%	$3,617	195%
Restructuring, integration, and asset impairment charges	$(8,790)	(9)%	$(222)	(1)%	$8,568	3,859%

Revenue and gross margin increased significantly for the nine months ended September 30, 2006 as compared to the same period in 2005 as a result of the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. As previously noted, the segment operating results for the nine months ended September 30, 2006 were burdened with incremental costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations.

Selling and administrative expenses increased significantly for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily as a result of the acquisition. As a percentage of revenue, selling and administrative expenses improved by five percentage points to 18%, which is related to the favorable impact of the economies realized from integrating the workforces of Vestcom and Bowne.

As a result of the foregoing, segment loss (as defined in Note 16 to the Condensed Consolidated Financial Statements) for this segment improved significantly for the nine months ended September 30, 2006 as compared to 2005. Segment loss as a percentage of revenue improved fifteen percentage points to (3)% for the nine months ended September 30, 2006. Due to the seasonality of the business, the second and third quarters generally represent the lowest level of business activity in a fiscal year. Refer to Note 16 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income from continuing operations before income taxes.

Restructuring, integration, and asset impairment charges related to this segment were $8,790 for the nine months ended September 30, 2006 as compared to $222 for the nine months ended September 30, 2005. The costs incurred in 2006 were primarily related to an impairment charge of $2,501 related to the consolidation of MBC facilities that began during the second quarter, and severance and integration costs associated with the integration of the workforce.

Summary

Overall revenue increased by $131,266, or 26%, to $641,155 for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in revenue is attributed to the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment, and an increase in revenue from the Financial Print segment. Gross margin increased by $39,572, or 22%, for the nine months ended September 30, 2006 as compared to the same period in 2005, and the gross margin percentage decreased approximately one percentage point to 35% for the nine months ended September 30, 2006.

Selling and administrative expenses on a company-wide basis increased by approximately $27,192, or 20%, to $166,327 for the nine months ended September 30, 2006 as compared to the same period in 2005. Approximately $9.9 million of this overall increase is related to the MBC business, which includes the acquisition and integration of the Marketing & Business Communications division of Vestcom. The increase is also the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and higher bad debt expenses within the Financial Print segment as a result of the large amount of bad debt recoveries in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006. In addition, the Company experienced higher facility related expenses during the nine months ended September 30, 2006 due to the move of the Company’s corporate office and New York City based operations. Also contributing to the increase in selling and administrative expenses for the nine months ended September 30, 2006 as compared to the same period in 2005 was the recognition of $828 of compensation expense related to stock options in accordance with SFAS 123(R). Shared corporate expenses were approximately $17,611 for the nine months ended September 30, 2006, as compared to approximately $14,603 for the same period in 2005, an increase of $3,008, primarily due to increases in professional fees, stock-based compensation expense and facility expenses. As a percentage of revenue, overall selling and administrative expenses improved one percentage point to 26% for the nine months ended September 30, 2006 as compared to the same period in 2005.

Depreciation expense remained constant for the nine months ended September 30, 2006, compared to the same period in 2005.

The Company has recorded a charge of $958 related to purchased in-process research and development during the nine months ended September 30, 2006 which is based on an allocation of the purchase price related to the Company’s acquisition of certain assets of PLUM, as described in Note 3 to the Condensed Consolidated Financial Statements.

There were approximately $12,103 in restructuring, integration, and asset impairment charges during the nine months ended September 30, 2006, as compared to $4,750 in the same period in 2005, as discussed in Note 11 to the Condensed Consolidated Financial Statements.

Other income increased $2,006 for the nine months ended September 30, 2006 as compared to the same period in 2005 primarily due to interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax expense for the nine months ended September 30, 2006 was $11,152 on pre-tax income from continuing operations of $23,089 compared to a tax expense in the same period of 2005 of $11,005 on pre-tax income from continuing operations of $17,975. The amount of non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

The 2006 results from discontinued operations include the net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006, the net loss on the sale of DecisionQuest which occurred in September 2006, the operating results of DecisionQuest until its sale, the exit costs associated with leased facilities formerly occupied by discontinued businesses, the operating results of JFS and the operating results of the document scanning and coding business until its sale in January 2006. Included in the operating results of DecisionQuest for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill which is described in more detail in Note 4 to the Condensed Consolidated Financial Statements. The 2005 results from discontinued operations include the results of DecisionQuest, JFS, the document scanning and coding business, the net gain on the sale of the discontinued globalization business, which was sold in September 2005, and the operating results of the discontinued globalization business until its date of sale.

As a result of the foregoing, net loss for the nine months ended September 30, 2006 was $4,002 as compared to net income of $7,304 for the nine months ended September 30, 2005.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	2006	2005

Domestic (United States)	$12,284	$13,399
International	10,805	4,576

Income from continuing operations before taxes	$23,089	$17,975

International pre-tax income from continuing operations increased for the nine months ended September 30, 2006, compared to the same period in 2005 due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business. The decrease in the domestic pre-tax income from continuing operations is primarily due to the increase of restructuring and integration charges related to the MBC segment during the nine months ended September 30, 2006 as compared the same period in 2005.

Liquidity and Capital Resources

	September 30,
Liquidity and Cash Flow Information:	2006	2005

Working capital	$178,973	$222,874
Current ratio	2.45:1	2.99:1
Net cash used in operating activities (for the nine months ended)	$(15,130)	$(10,419)
Net cash provided by investing activities (for the nine months ended)	$10,366	$45,047
Net cash used in by financing activities (for the nine months ended)	$(47,954)	$(17,501)
Capital expenditures (for the nine months ended)	$(22,098)	$(14,246)
Days sales outstanding	76 days	74 days

Overall working capital decreased approximately $43.9 million as of September 30, 2006, as compared to September 30, 2005. The decrease in working capital results from several factors. The primary reason for the decrease in working capital is the decrease in cash and marketable securities of approximately $57.3 million as of September 30, 2006 as compared to September 30, 2005. This decrease is primarily due to the Company spending approximately $69.2 million for repurchases of shares of its common stock from September 30, 2005 through September 30, 2006. Also contributing to the decrease in working capital as of September 30, 2006, as compared to September 30, 2005 was the Company’s contribution of $10.2 million to its pension plan in September 2006. Offsetting the decrease in working capital as of September 30, 2006 as compared to September 30, 2005 is the increase in accounts receivable due to higher revenue, the increase in the days sales outstanding as of September 30, 2006, and due partially to the Vestcom acquisition.

For the nine months ended September 30, 2006, the Company repurchased 3,711,965 shares of its common stock for approximately $53.3 million (an average price of $14.37 per share) in accordance with its share repurchase program that is described more fully in Note 6 to the Condensed Consolidated Financial Statements. As of September 30, 2006, there was approximately $67.0 million available for share repurchases. Subsequent to September 30, 2006 and through November 1, 2006, the Company has repurchased an additional 376,964 shares of its common stock under this plan for approximately $5.7 million (an average price of $15.23 per share).

Since inception of the Company’s share repurchase program in December 2004 through September 30, 2006, the Company has repurchased approximately 8.9 million shares of its common stock at an average price of $14.66 per share.

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of September 30, 2006. The facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowing capacity available under its $4.3 million Canadian dollar credit facility as of September 30, 2006.

It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, fund capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand on working capital is normally in the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Capital expenditures for the nine months ended September 30, 2006 were $22.1 million, which includes approximately $2.9 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006 and approximately $3.3 million related to the relocation of its London financial print facilities during the second quarter of 2006. In addition, capital expenditures for the nine months ended September 30, 2006 includes approximately $6.5 million incurred by the MBC segment. For the full year 2006, the Company plans capital spending of approximately $25 million to $29 million, including the aforementioned additions.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Days sales outstanding increased to 76 days as of September 30, 2006 from 74 days as of September 30, 2005. The Company had net cash used in operating activities of $15,130 and $10,419 for the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily a result of the increase in operating activity in 2006 as compared to 2005 and an increase in cash used to pay for restructuring related accruals during the nine months ended September 30, 2006 as a result of the reduction in workforce that occurred during the fourth quarter of 2005 and in 2006 and the payment of integration expenses in 2006 related to the MBC segment. Overall, cash used in operating activities increased by $4,711 from 2005 to 2006.

Net cash provided by investing activities was $10,366 for the nine months ended September 30, 2006 as compared to $45,047 for the nine months ended September 30, 2005. The decrease in net cash provided by investing activities from 2005 to 2006 was primarily the result of (i) the net proceeds received from the sale of the Company’s globalization business of approximately $108.9 million in September 2005 compared to net proceeds received from the sale of DecisionQuest of approximately $6.4 million in September 2006, (ii) cash used in the acquisition of Vestcom’s Marketing & Business Communications division in 2006, (iii) cash used in the acquisition of certain assets of PLUM in 2006, and (iv) an increase in capital expenditures for the nine months ended September 30, 2006 as compared to the same period in 2005, related to the relocation of the Company’s corporate office and New York City based operations during the first quarter of 2006, the relocation of its London financial print facilities during the second quarter of 2006 and the integration of the MBC segment. Offsetting the decrease in cash used in investing activities was the net sale of marketable securities of approximately $46.5 million in 2006 as compared to net purchases of marketable securities of approximately $46.3 million in 2005, and an increase in cash provided by discontinued operations in 2006 due to the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006.

Net cash used in financing activities was $47,954 and $17,501 for the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash used in financing activities in 2006 as compared to 2005 primarily resulted from the repurchase of approximately 3.7 million shares of the Company’s common stock for approximately $53.3 million (an average price of $14.37 per share) during the nine months ended September 30, 2006, as compared to the repurchase of approximately 1.3 million shares of the Company’s common stock for $18.1 million (an average price of $13.86 per share) during the nine months ended September 30, 2005. Partially offsetting the increase in cash used in financing activities was an increase in the cash received from the exercise of stock options of $3.7 million during the nine months ended September 30, 2006 as compared to the same period in 2005.

2006 Outlook

Consistent with the Company’s policy of adjusting annual guidance when it believes the actual results will be materially outside the range provided, Bowne is adjusting downward MBC’s expected 2006 full-year segment profit range. According to the previous guidance, MBC’s expected segment profit was in the range of $2 million to $9 million. The Company is now adjusting the range to be a loss of $1 million to a $1 million profit. The change is primarily the result of costs related to the accelerated integration of MBC in our efforts to achieve synergies earlier, as previously discussed. The Company expects that the results of the Financial Print segment and the Company’s overall operating performance will be in the range of the full-year guidance previously provided.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt SFAS 158 during the fourth quarter of 2006. As described in Note 13 to the Condensed Consolidated Financial Statements, included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006, is a liability of approximately $20.8 million related to its defined benefit pension plan and unfunded supplemental executive retirement plan that was recorded in accordance with the previous FASB guidance. In accordance with SFAS 158, the Company estimates the liability related to the unfunded status of its defined benefit pension plan and SERP to be in the range of approximately $47 million to $52 million. This range of the preliminary unfunded status is based on preliminary assumptions, including the discount rates in effect at December 31, 2006, and the actual rate of return on the assets of the pension plan. These results may vary from the actual impact of implementing SFAS 158.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this standard may have on its financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance to public companies regarding the process given to the consideration of prior year misstatements when determining materiality in current year financial statements. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact that adopting SAB 108 may have on our financial statements or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The purpose of FIN 48 is to clarify the accounting and disclosure for uncertain tax positions in an enterprise’s financial statements. According to FIN 48, tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon its adoption and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial statements.

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

The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income (loss) from continuing operations before income taxes, income from continuing operations, net loss, earnings per share from continuing operations, and loss per share for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006

Impact on income (loss) from continuing operations before income taxes	$(269)	$(828)
Impact on income from continuing operations	$(164)	$(505)
Impact on basic earnings per share from continuing operations	$(.01)	$(.02)
Impact on diluted earnings per share from continuing operations	$(.01)	$(.02)
Impact on net loss	$(164)	$(505)
Impact on basic loss per share	$(.01)	$(.02)
Impact on diluted loss per share	$(.01)	$(.02)

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets, particularly the impact on the Financial Print segment. This includes activity levels in the initial public offerings and mergers and acquisitions markets, both important components of the Financial Print segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 and synthetic lease agreement are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5.0%. The Company’s five-year, $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the nine months ended September 30, 2006, there were no borrowings under the revolving credit facility and no balance outstanding as of September 30, 2006, therefore, there is no impact from a hypothetical increase in the interest rate related to the revolving credit facility during the nine months ended September 30, 2006.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial print operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $1,495 and ($12,243) in its Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30,

2006 and 2005, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $44.3 million as of September 30, 2006, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity volumes could increase the amount of the Company’s annual contributions to the plan.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

As reported in its annual report on Form 10-K for the year ended December 31, 2005, the Company’s management identified material weaknesses in its internal control over financial reporting related to its policies and procedures over accounting for income taxes. Specifically, the Company lacked effective procedures to reconcile the income tax general ledger accounts to supporting detail and adequately verify data used in income tax computations, and lacked effective policies and procedures for review and approval of amounts recorded in income tax accounts. As a result of these material weaknesses, management concluded in its 2005 annual report on Form 10-K that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

During the nine months ended September 30, 2006, the Company has implemented additional controls and procedures in order to remediate the material weaknesses discussed above, and it is continuing to assess additional controls that may be required to remediate these weaknesses. The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). As part of its evaluation, management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. The Company began to address its material weakness in internal control over financial reporting with respect to accounting for income taxes in February 2006 in connection with the preparation of the financial statements for the year ended December 31, 2005 and continues to implement additional controls and procedures over accounting for income taxes. The Company believes that the actions it has taken to date have mitigated the material weaknesses with respect to the preparation of this quarterly report on Form 10-Q, such that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented. However, the Company has not completed implementation and testing of the changes in controls and procedures which it believes are necessary to conclude that the material weaknesses have been remediated. As a result, the Company’s management has concluded that it cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated as of September 30, 2006. Accordingly, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

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

The Company continues to identify other controls and procedures to improve both the preparation and review of accounting for income taxes. We expect to complete this process and implement additional procedures to address this material weakness during the fourth quarter of 2006. We believe that, once fully implemented, these remediation steps will be sufficient to address the material weakness described above.

PART II
OTHER INFORMATION

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President, and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by Philip E. Kucera, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President, and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  PHILIP E. KUCERA
Philip E. Kucera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2006

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 8, 2006