Form 10-K
period 2006-12-31
BOWNE & CO INC
filed 2007-03-14
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006,
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-5842

Bowne & Co., Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

55 Water Street New York, New York	10041
(Address of principal executive offices)	(Zip code	)

(212) 924-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the registrant as of March 1, 2007, based upon the closing price for the Common Stock on the New York Stock Exchange on June 30, 2006, was $379,870,973. For purposes of the foregoing calculation, the registrant’s 401(K) Savings Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the registrant.

The registrant had 28,034,534 shares of Common Stock outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 10, 2007. Part III, Items 10-12

PART I

Item 1.	Business

Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is the world’s largest financial printer and a global leader in providing services that help companies produce and manage their investor communications and their marketing and business communications — including but not limited to regulatory and compliance documents, personalized financial statements, enrollment books and sales and marketing collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help our clients typeset their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents, and print and distribute the documents, both through the mail and electronically. The Company’s operations are classified into the following reportable business segments: Financial Communications and Marketing & Business Communications. The services of each of the Company’s segments are described further below:

Financial Communications — Formerly referred to as Bowne Financial Print, Bowne’s Financial Communications segment offers a comprehensive array of services to create, manage, translate and distribute transactional and compliance-related documents. Bowne provides these services to its clients in connection with capital market and corporate transactions, such as equity and debt issuances and mergers and acquisitions, which the Company calls “transactional financial printing”. Bowne also provides these services to public corporations in connection with their compliance obligations to produce and deliver periodic and other reports under applicable laws and regulations, which the Company calls “compliance reporting.” Bowne provides services to investment management clients in connection with their compliance obligations, as well as services in connection with general commercial and other printing needs.

Overall, the Financial Communications segment generated revenue of approximately $704.4 million in 2006 and $625.1 million in 2005, representing approximately 85% and 94% of total Company revenue, respectively. The largest class of service in this segment, transactional financial printing, accounted for approximately $293.8 million, or 35%, of total 2006 Company revenue. The Company’s Financial Communications segment generated segment profit of approximately $102.1 million and $87.6 million in 2006 and 2005, respectively. The Company’s segment profit is measured as gross margin (revenue less cost of revenue) less selling and administrative expenses.

Marketing & Business Communications (“MBC”) — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial statements, enrollment kits and sales and marketing collateral. Bowne provides these services primarily to the financial services, commercial banking, healthcare, insurance, gaming, and travel and leisure industries to support their document-based, variable communications processes. In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. That division was a leading provider of marketing and business communications services, including data mining, print-on-demand, web-to-print, and specialized marketing services to the financial services, commercial banking, healthcare, insurance, gaming, and travel and leisure industries. The division has been integrated with Bowne’s similar digital print and personalized communications business. This segment generated revenue of approximately $127.8 million in 2006, and $41.8 million in 2005, representing approximately 15% and 6% of Bowne’s total revenue for 2006 and 2005, respectively. The results for 2005 do not include the results of the Marketing and Business Communications division of Vestcom International, Inc. Pro forma 2005 segment revenue including the acquisition would have been approximately $120 million. This segment reported a segment loss of $0.6 million in 2006. The Bowne operations in this segment experienced a segment loss of approximately $7.1 million in 2005.

During 2006, the Company sold its DecisionQuest® business and determined that it intends to sell its JFS Litigators’ Notebook® (“JFS”) business. These businesses along with DecisionQuest Discovery Services, the Company’s document scanning and coding business, which was sold in January 2006, were the components of the Company’s litigation solutions business. As a result of these actions, effective with the second quarter of 2006 the litigation solutions business is no longer presented as a separate reportable segment of the Company and the results of operations for these businesses are classified as discontinued operations. All prior period information has been reclassified to reflect this presentation.

During the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. This change in presentation more accurately reflects the way management evaluates the operating performance of its segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation.

Further information regarding segment revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2006, 2005 and 2004, as well as a reconciliation of segment profit to pre-tax income (loss) from continuing operations, are shown in Note 19 of the Notes to the Consolidated Financial Statements.

Industry Overview

The printing industry is highly fragmented, with hundreds of independent printers that provide a full range of traditional printing services. However, specific to transactional and compliance reporting, there are three primary companies, including Bowne, and regional financial printers that participate in a material way. Transactional financial printing volume tends to be cyclical with the capital markets for new debt and equity issuances and public mergers and acquisitions activity. Compliance reporting volume is less sensitive to capital market changes and represents a recurring periodic activity, with seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Volume is also impacted by changing regulatory and corporate disclosure requirements.

The digital print-on-demand industry is currently fragmented with a number of active participants providing a wide range of services. The primary competitors provide end-to-end, digital on-demand service ranging from message design services, to technical solutions design and implementation, to printing and distribution via mail or on-line delivery. The Company competes in this industry through MBC. MBC is focused on providing the full range of services required to support clients with data integration, document creation, production, distribution and management solutions that address the growing variable personalized communications needs of many industries. Companies are increasingly looking to digital, variable, data-driven solutions to help streamline their communications and increase their competitive edge. For example, a firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. The depth of experience at MBC in digital variable document production coupled with the technologies that provide clients with an end-to-end solution for business and marketing communications, supported by Bowne’s reputation for quality, integrity, and overall print experience in a number of industries, uniquely position Bowne in this emerging marketplace.

The Company

Financial Communications

The Company’s transactional financial printing includes registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company’s compliance reporting includes annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission (“SEC”) or other regulatory bodies around the world. Bowne Financial Communications is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm, and 6-K Expresstm.  In 2006, the Company expanded its compliance service offerings to include Pure Compliancetm, an EDGAR-only filing service that offers clients a balance of fixed pricing, rapid turnaround, and high quality HTML output to meet their regulatory filing requirements. Mutual fund printing includes regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. Bowne Financial Communications also provides some commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. The Company also provides language translation services in connection with its financial communications operations. Over the past few years, Bowne has expanded its financial communications capabilities within all phases of the document life-cycle, including electronic receipt and dissemination of client documents, composition, content management, conversion, translation, assembly, packaging, output, delivery, and archiving. The Company also offers a hosted on-line data room capability, a secure and convenient means for clients to permit due diligence of documents in connection with securities, mergers and acquisitions and other corporate transactions. This service offering was recently expanded through an alliance with BMC Group Inc., a leading information management and technology service provider to corporate, legal and financial professionals.

The Company’s international financial communications business provides similar services as those delivered by its domestic operations. International capabilities are delivered primarily by the Company or in some areas through strategic relationships.

Historically, transactional financial printing has been the largest contributor to the Company’s total revenue. However, this line of business is cyclical with the financial markets and experienced a marked downturn from 2001 through 2003. In response, the Company reduced fixed costs and increased the flexibility of its Financial Communications segment to respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated eleven of its U.S. offices and facilities. While the Company maintains its own printing capabilities, Bowne also outsources some printing needs to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing its staffing, maintenance and operating expense of underutilized facilities, and is in line with industry practice. The Company also has arrangements with companies in India to perform some of its composition processing and related functions. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to permanently reduce its fixed and direct labor costs. As a result of the flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long-term and that it will not need to replace most personnel or otherwise incur such costs as the business expands.

The Company believes that its technology investments have produced one of the most flexible and efficient composition, printing and distribution systems in the industry, for example:

•	In 2006, the Company completed the implementation of its newest proprietary composition system, ACE (Advanced Composition Engine). The Company believes that ACE will significantly improve productivity, accuracy and page turnaround, and substantially shorten training cycles, giving the Company greater flexibility and responsiveness to its clients.

•	Advances in technology have permitted Bowne to centralize the majority of its composition operations into six “Centers of Excellence”, to reduce its composition workforce and to outsource the more routine and less critical composition work at a lower cost than performing it in-house.

•	The Company also developed BowneFaxtm to replace its standard fax machines. While a standard fax machine simply transmits a page from one location to another, BowneFaxtm creates a digital file at high resolution and speeds and facilitates work-sharing. In terms of speed, BowneFaxtm shortens turnaround time because pages are read and processed five to ten times faster than standard faxes. In terms of service, BowneFaxtm reduces the time the Company and its clients need to clarify unclear copy changes and significantly enhances accuracy through reduction of editing errors and page tracking.

•	Bowne was recognized by InfoWorld magazine in 2005 for its pioneering role in XBRL-based solutions and for being the first company to file earnings information through the SEC’s voluntary pilot program to test this new data tagging technology. Bowne continues to participate in the SEC’s voluntary filing program. During 2006, the Company formed a strategic relationship with Rivet® Software to provide SEC filing companies with a complete interactive data solution, including the creation, management, submission and analysis of XBRL documents, related consulting services, and software support and maintenance.

•	XMarktm, another of the Company’s proprietary technologies, takes input from clients in a variety of formats and allows conversion personnel to produce near-perfect conversions in a single cycle, standardizes the document format, and then produces output in a variety of formats. In terms of speed, XMarktm reduces data conversion and composition production time in the range of 50 to 90 percent.

•	E2 Expresstm, a proprietary technology using XMarktm as the underlying component, streamlines the process of converting Microsoft® Word, Excel, and PowerPoint files to standardized SEC compliant HTML. By standardizing the style elements of typical SEC compliance documents such as 8-Ks and 10-Qs, a significant amount of automation has been added to the conversion process. E2 Express reduces the conversion time by approximately 30 percent and additional improvements are expected in 2007.

•	Based upon technology acquired from PLUM Computer Consulting Inc. during 2006, the Company announced the launch of a content management system, FundAligntm, that provides mutual fund and investment management firms with the means to collaborate throughout the process of creating, composing and distributing critical communications such as prospectuses and shareholder reports. The system combines a Microsoft® interface with a network of composing systems.

•	Bowne was named to the 2006 Information Week 500, the annual ranking of the nation’s most innovative Information Technology companies. Bowne placed 20th in the Business and Consulting Category. Bowne was recognized for investments in innovative technology infrastructure such as ACE, and its client facilities with an advanced telecommunications and information technology infrastructure and state-of-the-art amenities.

In January 2007, the Company completed the acquisition of St Ives Financial, the financial print division of St Ives plc, for $8.2 million in cash. St Ives Financial’s operations joins Bowne’s existing network of 60 worldwide facilities. Through a strategic alliance with St Ives plc, a worldwide printing and media group, Bowne will have exclusive access to St Ives’ printing capabilities for capital market and mutual fund financial print in the United Kingdom.

The acquisition is expected to add approximately $30 million to $34 million in revenue in 2007. It also expands Bowne’s position in the Public Limited Company (PLC) market and the European investment management marketplace, where St Ives Financial had a well-established reputation among significant blue-chip clients. The transaction also gives Bowne an immediate presence in Luxembourg and greatly expands the Company’s presence in Philadelphia, an important domestic market.

Marketing & Business Communication

The digital, print-on-demand services offered by the Company through MBC use advanced database technology, coupled with high-speed digital printing, to help clients reach their customers with more targeted levels of customized and personalized communications. Using a model that begins with extensive consultation to ascertain clients’ communications challenges, MBC delivers quality technology-based applications that integrate document creation, content management and distribution methods, and digital printing and electronic delivery.

MBC has developed unique technology solutions that provide the framework to customize each document to meet a client’s unique needs, while maintaining the controls and standards to ensure each personalized communication produced and delivered on our client’s behalf is consistently accurate and of the highest quality, from creation to delivery.

•	Clients are provided with web-based tools to edit and manage their document content repository and order documents for delivery, with an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing, legal and other authorized users.

•	Extensive business logic provides for automated customization and personalization of each document based on an individual client’s needs.

•	Production and distribution methods are flexible to match the needs of our clients with a mix of capabilities for digital print and electronic delivery that can be managed at the document level.

•	Automated controls incorporated throughout the system, using barcode technology, provide for speed, quality, and audit capabilities for a unique document to be tracked anywhere in the system.

MBC’s services help clients create, manage and distribute important information, such as statements, trade confirmations, welcome and enrollment kits, sales kits and marketing collateral. With the ability to provide personalized and targeted communications, rather than the conventionally printed generic information, clients are able to achieve higher returns on their marketing dollars and reduce waste. Because of the extensive integration of systems between MBC and its clients, these services tend to involve longer-term relationships. The primary clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies, commercial banks, healthcare providers, and educational services. The acquisition of Vestcom’s Marketing and Business Communications division expands Bowne’s portfolio of services to include data mining and content management, and allows the Company to expand in their current market segments and diversify into new industries, such as gaming and travel and leisure.

Other Information

For each of the last three fiscal years, the Company’s Financial Communications segment has accounted for the largest share of consolidated total revenue, as shown below:

	Years Ended
	December 31,
Type of Service	2006	2005	2004

Transactional financial printing	35%	37%	43%
Compliance reporting	22	25	23
Mutual fund printing	18	23	20
Commercial printing	8	7	6
Other	2	2	2

Financial Communications	85	94	94
Marketing & Business Communications	15	6	6

	100%	100%	100%

The Company has facilities to serve customers throughout the United States, Canada, Europe, Central America, South America and Asia.

Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, and the need to preserve the confidentiality of the customers’ information is paramount.

The Company maintains conference rooms and telecommunications capabilities at all of its financial communications offices for use by clients while transactions are in progress. On-site customer service professionals work with our clients, which promotes speed and ease of editorial changes and otherwise facilitates the completion of our clients’ documents. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among clients at different sites.

The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in Delaware. The Company’s corporate offices are located at 55 Water Street, New York, NY 10041, telephone (212) 924-5500. The Company’s website is www.bowne.com. Our website contains electronic copies of Bowne news releases and U.S. Securities and Exchange Commission filings, as well as descriptions of Bowne’s corporate governance structure, products and services, and other information about the Company. This information is available free of charge. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

The MBC segment faces diverse competition from a variety of companies including other printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants.

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

Revenue derived from compliance reporting is seasonal, with the greatest number of proxy statements and regulatory reports required during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical as transactional financial printing.

The MBC segment revenue from the insurance industry related to statutory reporting is seasonal since most of this business occurs during the first quarter of the year.

Research and Development

The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and installation of enhancements to the Company’s proprietary systems.

The Company utilizes a computerized composition and telecommunications system in the process of preparing financial communication documents. The Company continues to research and develop its digital print technology, enhancing the services as there are advances in software, hardware, and other related technologies.

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

Bowne invests in the latest technologies and equipment to constantly improve services and remain on the leading edge. With a technology team comprised of over 200 professionals (in solutions management, application development and technology operations departments), Bowne is constantly engaged in numerous and valuable systems enhancements.

Bowne has established document management capacity that can be flexed with customer demand. Technology played a key role in achieving this strategy through the extension of the composition network with vendors in India. This allows the Company to outsource EDGAR conversions and composition work as needed.

The Company strives to ensure the confidentiality, integrity and availability of our clients’ data. We developed a secure mechanism that, through software logic, secure gateways, and firewalls provides a system that is designed for security and reliability with substantial disaster-recovery capability for our clients.

Patents and Other Rights

The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer composition and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, most of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also uses the following service marks: ExpressStartsm and QuickPathsm, and trademarks: BowneFaxtm, BowneFile16®, BowneLink®, Deal Room Expresstm, 8-K Expresstm, 6-K Expresstm, FundSmith®, JFS Litigator’s Notebook®, SecuritiesConnect®, XMarktm, E2 Expresstm, Bowne Virtual Dataroomtm, FundAligntm, Smart Appstm, Smart Forumtm, SmartEdgartm, SmartProoftm, Pure Compliancetm, and BowneImpressionstm.

Sales and Marketing

The Company employs approximately 230 sales and marketing personnel. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales personnel act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions.

During the fiscal year ended December 31, 2006, no single customer accounted for 10% or more of the Company’s sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its Financial Communications segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

At December 31, 2006, the Company had approximately 3,200 full-time employees. Relations with the Company’s employees are considered to be excellent. Approximately one percent of the Company’s employees are members of various unions covered by collective bargaining agreements. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, the Company has affiliations with firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 11% of the Company’s total revenues in 2006, and 9% in each of 2005 and 2004. During 2006, 2005 and 2004, revenues derived from foreign countries other than Canada totaled $93 million, $62 million and $57 million, respectively, which were all generated from the Financial Communications segment. Canadian revenues were approximately 11%, 10% and 9% of the Company’s total sales in 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, revenues derived from Canada totaled $89 million, $68 million, and $55 million, respectively.

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

Approximately 35% of our revenue is derived from transactional financial printing services, which are dependent upon the transactional capital markets. We are pursuing strategies designed to improve our transactional financial print product and service offerings, streamline operations and reduce costs and grow our non-transactional businesses, including compliance reporting, mutual fund reporting and our digital and personalization business. At the same time we are pursuing a strategy of acquisitions of complementary products and service offerings. For example, in January 2007, the Company completed the acquisition of St Ives Financial, the financial print division of St Ives plc. We also believe that pursing complementary acquisition opportunities will lead to more stable and diverse recurring revenue. This strategy has many risks, including the following:

•	the pace of technological changes affecting our business segments and our clients’ needs could accelerate, and our products and services could become obsolete before we have recovered the cost of developing them or obtained the desired return on our investment; and

•	product innovations and effectively serving our clients requires a large investment in personnel and training. The market for sales and technical staff is competitive, and we may not be able to attract and retain a sufficient number of qualified personnel.

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

We anticipate that our Financial Communications business segment will continue to contribute a material amount to our operating results. The financial communications business contributed 85% and 94% of total revenue during 2006 and 2005, respectively. The market for these services depends in part on the demand for printed financial documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments, such as postings of documents on Internet web pages and electronic delivery of offering documents, may adversely affect the demand for printed financial documents and reports.

Recent regulatory developments in the United States and abroad have sought to change the method of dissemination of financial documents to investors and shareholders through electronic delivery rather than through delivery of paper documents. The SEC’s “access equals delivery” rules which eliminate the requirement to deliver a printed final prospectus, unless requested by the investor, and its recently adopted rules for the dissemination of proxy materials to shareholders electronically are reflective of these regulatory developments. Regulatory developments which decrease the delivery of printed transactional or compliance documents could harm our business and adversely affect our operating results.

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

Our financial communications revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own. For example, our clients and their financial advisors have increasingly relied on web-based distributions for prospectuses and other printed materials. Also, the migration from an ASCII-based EDGAR system to an HTML format for SEC public filings eventually may enable more of our clients to handle all or a portion of their periodic filings without the need for our services.

The environment in which we compete is highly competitive, which creates adverse pricing pressures and may harm our business and operating results if we cannot compete effectively.

Competition in our businesses is intense. The speed and accuracy with which we can meet client needs, the price of our services and the quality of our products and supporting services are factors in this competition. In financial communications, we compete directly with two other financial printers having similar degrees of specialization. One of these financial printers is a division of a company that has greater financial resources than those of Bowne.

Our digital printing unit faces diverse competition from a variety of companies including other printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants. In commercial printing, we compete with general commercial printers, which are far more numerous than those in the financial printing market.

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

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. Our acquisition in January 2006 of the marketing and business communications division of Vestcom and the acquisition in January 2007 of St Ives Financial are reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

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

As a result of the aforementioned and other risks, we may not realize anticipated benefits from acquisitions, which could adversely affect our business.

We are exposed to risks associated with operations outside of the United States.

We derive approximately 22% of our revenues from various foreign sources, and a significant part of our current operations are outside of the United States. We conduct operations in Canada, Europe, Central America, South America and Asia. In addition, we have affiliations with certain firms providing similar services abroad. As a result, our business is subject to political and economic instability and currency fluctuations in various countries. The maintenance of our international operations and entry into additional international markets require significant management attention and financial resources. In addition, there are many barriers to competing successfully in the international arena, including:

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

We do not have long-term service agreements in the transactional financial print business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of our common stock.

A majority of our revenue in our transactional financial print business is derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally. We have no backlog, within the common meaning of that term; however, within our Financial Communications segment, we maintain a backlog of clients preparing for initial public offerings, or IPOs. This IPO backlog is highly dependent on the capital markets for new issues, which can be volatile.

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

We outsource some of our services to third parties both domestically and internationally. For example, our EDGAR document conversion services of SEC filings substantially rely on independent contractors to provide a portion of this work. If these third parties do not perform their services satisfactorily or confidentially, if they decide not to continue to provide such services to us on commercially reasonable terms or if they decide to compete directly with us, our business could be adversely affected. We could also experience delays in providing our products and services, which could negatively affect our business until comparable third-party service providers, if available, were identified and obtained. Any service interruptions experienced by our clients could negatively impact our reputation, cause us to lose clients and limit our ability to attract new clients and we may become subject to civil claims by our clients or other third parties. In addition, we could face increased costs by using substitute third-party service providers.

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

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact the Company.

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

Information regarding the significant facilities of the Company, as of December 31, 2006, ten of which were leased and seven of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

5 Henderson Drive West Caldwell, NJ	2014	Digital printing plant and general office space.	211,000
55 Water Street New York, NY	2026	Customer service center, general office space, and corporate headquarters.	204,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	71,000
13527 Orden Drive Santa Fe Springs, CA	2011	Digital printing plant and general office space.	60,000
6800 West Calumet Road Milwaukee, WI	2008	Digital printing plant and general office space.	57,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, composition, printing plant and general office space.	51,000
5 Cornell Place Wilmington, MA	2011	Digital printing plant and general office space.	49,500
18050 Central Avenue Carson, CA	2014	Printing plant and general office space.	40,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	36,000
1 London Wall London, England	2021	Customer service center and general office space.	16,500
5021 Nimtz Parkway South Bend, IN	Owned	Printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, composition, printing plant and general office space.	110,000
411 D Street Boston, MA	Owned	Customer service center, composition, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, composition and general office space.	73,000
1931 Market Center Blvd, Dallas, TX	Owned	Customer service center, composition and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2006.

Supplemental Item.	Executive Officers of the Registrant

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

David J. Shea	Chairman, President, and Chief Executive Officer since January 2007, previously President and Chief Operating Officer since October 2004, and served as President from August 2004 to October 2004. Also served as Senior Vice President, Bowne & Co., Inc., and Senior Vice President and Chief Executive Officer, Bowne Business Solutions and Bowne Enterprise Solutions since November 2003; and as Senior Vice President of the Company and President of Bowne Business Solutions since May 2002. Also served as Executive Vice President, Business Development and Strategic Technology of Bowne Business Solutions from July 1998.	51
Elaine Beitler	Senior Vice President since March 2007, and President of Bowne Marketing & Business Communications since December 2005; previously served as General Manager of Bowne Enterprise Solutions since 2004 and Senior Vice President of Client Services and Operations for Bowne Enterprise Solutions from 2003, and Chief Technology Officer for Bowne Technology Enterprise since 1998.	47
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	54
William P. Penders	Senior Vice President and President of Bowne Financial Communications since August 2006; previously Chief Operating Officer of Bowne Financial Communications since December 2005, and served as President of Bowne International and President of the Eastern Region of Bowne Financial Communications since 2003, and as President of Bowne International since 2000.	45
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary since March 2002; served as Vice President and Associate General Counsel from April 2001.	55
John J. Walker	Senior Vice President and Chief Financial Officer since September 2006; previously, served as Senior Vice President, Chief Financial Officer and Treasurer for Loews Cineplex Entertainment Corporation since 1990.	54
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; served as Interim Chief Financial Officer of the Company from April 2006 to September 2006.	42
William J. Coote	Vice President and Treasurer since December 1998.	52

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

Share Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2006 and 2005 by year and quarters.

			Dividends
			Per
	High	Low	Share

2006
Fourth quarter	$16.47	$14.07	$.055
Third quarter	15.90	13.05	.055
Second quarter	17.00	13.10	.055
First quarter	16.67	13.99	.055

Calendar year	17.00	13.05	$.22

2005
Fourth quarter	$15.71	$12.96	$.055
Third quarter	14.96	12.93	.055
Second quarter	15.15	11.65	.055
First quarter	16.16	14.15	.055

Calendar year	16.16	11.65	$.22

The closing price of the Company’s common stock on March 1, 2007 was $15.54 per share, and the number of holders of record on that date was approximately 961.

Comparison of Five-Year Cumulative Return

The following graph shows yearly changes in the total return on investment in Bowne common stock on a cumulative basis for the Company’s last five fiscal years. The graph also shows two other measures of performance: total return on the Standard & Poor’s 500 Index, and total return on the Standard & Poor’s Services (Commercial & Consumer) Index. For convenience, we refer to these two comparison measures as “S&P 500” and “S&P Services Index,” respectively.

The Company chose the S&P 500 because it is a broad index of the equity markets. We chose the S&P Services Index as our own peer group because it represents the capital-weighted performance results of companies in specialized commercial consumer services. The S&P 500 includes the companies represented in the S&P Services Index.

We calculated the yearly change in Bowne’s return in the same way that both the S&P 500 and the S&P Services Index calculate change. In each case, we assumed an initial investment of $100 on December 31, 2001. In order to measure the cumulative yearly change in that investment over the next five years, we first calculated the difference between, on one hand, the price per share of the respective securities on December 31, 2001 and, on the other hand, the price per share at the end of each succeeding fiscal year. Throughout the five years we assumed that all dividends paid were reinvested into the same securities. Finally, we turned the result into a percentage of change by dividing that result by the difference between the price per share on December 31, 2001 and the price per share at the end of each later fiscal year.

	Base
	Period
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bowne & Co., Inc.	$100	$95.05	$109.76	$133.54	$123.74	$134.85
S&P 500 Index	$100	$77.90	$100.25	$111.15	$116.61	$135.03
S&P 500 Diversified Commercial & Professional Services	$100	$79.84	$121.35	$125.65	$111.25	$114.79

Stock Repurchase

During the fourth quarter of 2004, the Company’s Board of Directors authorized, and the Company entered into, an Overnight Share Repurchase program and repurchased 2.5 million shares of the Company’s common stock for approximately $40.2 million. The program was completed in May 2005, at which time the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represented the difference between the original share purchase price of $15.75 and the average volume-weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program, the Company effected the purchase of 2.7 million shares of common stock at an average price of $14.85 per share.

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. In December 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. During 2005 the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million at an average price of $14.12 per share.

During the second quarter of 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program described above. In June 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases can be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. In November 2006, the 10b5-1 trading plan was amended to authorize the broker to repurchase up to an additional $15 million of the Company’s common stock. The program may be discontinued at any time.

For the year ended December 31, 2006, the Company repurchased approximately 4.7 million shares of its common stock for approximately $68.6 million (an average price of $14.60 per share). As of December 31, 2006, there was approximately $52.4 million available for share repurchases. Since inception of the Company’s share repurchase program in December 2004 through December 31, 2006, the Company has effected the repurchase of approximately 9.8 million shares of its common stock at an average price of $14.76 per share for an aggregate of approximately $145.2 million.

The following table provides information with respect to the repurchase of shares of the Company’s common stock by or on behalf of the Company, in accordance with the stock repurchase program described above, for the quarter ended December 31, 2006.

			Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
	(In thousands, except per share data)

October 1, 2006 to October 31, 2006	361	$15.19	361	$62,100
November 1, 2006 to November 30, 2006	346	$15.57	346	$56,700
December 1, 2006 to December 31, 2006	276	$15.72	276	$52,400

Total	983	$14.47	983

Item 6.	Selected Financial Data

Five-Year Financial Summary

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Operating Data
Revenue	$832,215	$666,934	$637,413	$590,856	$638,269
Expenses:
Cost of revenue	(542,696)	(428,411)	(397,715)	(367,653)	(391,847)
Selling and administrative	(223,635)	(186,774)	(192,724)	(176,969)	(197,204)
Depreciation	(25,379)	(25,625)	(25,372)	(29,147)	(31,082)
Amortization	(534)	—	—	—	—
Restructuring charges, integration costs and asset impairment charges	(14,097)	(10,410)	(7,738)	(14,471)	(7,035)
Gain on sale of certain printing assets	—	—	—	—	15,369
Gain on sale of building	—	—	896	—	4,889
Purchased in-process research and development	(958)	—	—	—	—

Operating income	24,916	15,714	14,760	2,616	31,359
Interest expense	(5,477)	(5,154)	(10,435)	(11,200)	(6,914)
Loss on extinguishment of debt	—	—	(8,815)	—	—
(Loss) gain on sale of marketable securities	—	(7,890)	—	1,022	—
Other income (expense), net	3,341	1,537	(40)	(1,626)	(357)

Income (loss) from continuing operations before income taxes	22,780	4,207	(4,530)	(9,188)	24,088
Income tax (expense) benefit	(10,701)	(4,330)	224	(1,686)	(8,541)

Income (loss) from continuing operations	$12,079	$(123)	$(4,306)	$(10,874)	$15,547

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Balance Sheet Data
Current assets	$300,918	$369,995	$308,299	$266,000	$269,676
Current liabilities	$128,527	$139,100	$157,387	$179,088	$182,816
Working capital	$172,391	$230,895	$150,912	$86,912	$86,860
Current ratio	2.34:1	2.66:1	1.96:1	1.49:1	1.48:1
Plant and equipment, net	$132,767	$106,908	$93,939	$108,410	$124,697
Total assets	$515,401	$563,248	$661,895	$729,521	$719,918
Total debt	$77,509	$75,780	$75,000	$138,000	$140,431
Stockholders’ equity	$236,748	$311,773	$379,941	$360,511	$348,514
Per Share Data
Earnings (loss) per share from continuing operations:
Basic	$.39	$.00	$(.12)	$(.32)	$.46
Diluted	$.38	$.00	$(.12)	$(.32)	$.45
Dividends	$.22	$.22	$.22	$.22	$.22

The information included in the five-year financial summary has been reclassified to present the results of discontinued operations which are described in further detail in Note 3 of the Notes to the Company’s Consolidated Financial Statements. Also refer to Items Affecting Comparability in Management’s Discussion and Analysis of Financial Condition and Results of Operations for other items affecting the comparability of the financial information presented above.

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

Overview

The Company’s results from continuing operations improved in 2006 as compared to 2005. For the year ended December 31, 2006, revenue increased 24.8% to $832.2 million from $666.9 million in 2005, and diluted earnings per share from continuing operations improved to $0.38 for the year ended December 31, 2006 from $0.00 in the year ended December 31, 2005.

The Company’s results of operations for the year ended December 31, 2006 were impacted by an increase in revenue from the financial communications business and from the inclusion of the results of the Vestcom acquisition as described below. The results for the year ended December 31, 2006 reflect a significant increase in revenue from transactional financial print services, which reached its highest level since 2000, and an increase in non-transactional financial communications revenue as compared to 2005.

As noted above, also impacting the results of operations for the year ended December 31, 2006 was the acquisition of Vestcom’s Marketing and Business Communications division in January 2006. The integration of Vestcom’s Marketing and Business Communications division with Bowne’s similar digital print business was completed in the first quarter of 2006, and the combined entity operates as a separate reportable segment under the name Bowne Marketing & Business Communications, or MBC. In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Communications segment. With the acquisition, the MBC segment has expanded its geographic coverage with a broadly distributed print-on-demand network, improved its portfolio of services, and diversified its client base into the gaming and travel and leisure markets.

The Company has substantially completed the integration of the Vestcom digital print business on an accelerated basis, which enabled the MBC segment to achieve synergies and operating efficiencies earlier than initially planned.

However, during this accelerated integration phase the MBC segment incurred incremental costs that were directly related to the integration of operations and the consolidation of our production facilities in New Jersey and the establishment of new production capabilities in other locations.

These incremental costs were a burden to the operating results in 2006. These costs were associated with overtime costs, temporary labor, and other incremental operating costs necessary to maintain production schedules and meet client needs during the transfer of work to the integrated production facility during the time when the accelerated integration was underway.

In addition, the MBC segment incurred additional costs related to the establishment of new production capabilities in Kansas, Wisconsin and California. The nature of these additional costs related to the start-up of operations and staff training on the use of this equipment and outside production costs incurred during the transition of work to these facilities.

In January 2007, the Company completed the acquisition of St Ives Financial, the financial print division of St Ives plc, for $8.2 million in cash. St Ives Financial’s operations joins Bowne’s existing network of 60 worldwide facilities. Through a strategic alliance with St Ives plc, a worldwide printing and media group, Bowne will have exclusive access to St Ives’ printing capabilities for capital market and mutual fund financial print in the United Kingdom.

The acquisition is expected to add approximately $30 million to $34 million in revenue in 2007. It also expands Bowne’s position in the Public Limited Company market and the European investment management marketplace, where St Ives Financial had a well-established reputation among significant blue-chip clients. The transaction also gives Bowne an immediate presence in Luxembourg and expands the Company’s presence in Philadelphia, an important domestic market.

As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the Company sold its DecisionQuest® business in September 2006 for approximately $9.8 million. In addition, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold in May 2006 and the Company realized approximately $14.8 million in proceeds from the sale of its interest in this joint venture. The equity share of income (losses) from this joint venture investment was previously recognized by the Company’s DecisionQuest business. During the second quarter of 2006, the Company determined that it intended to sell the DecisionQuest and the JFS Litigators’ Notebook® (“JFS”) businesses, which were included in the Company’s Litigation Solutions segment. As a result of these actions, effective with the second quarter of 2006 the litigation solutions business is no longer presented as a separate reportable segment of the Company. The Company’s results for 2006, 2005, and 2004 have been reclassified to present the operations of JFS and DecisionQuest, including the Company’s equity share of income (losses) from the joint venture investment in CaseSoft, as discontinued operations.

During the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. This change in presentation more accurately reflects the way management evaluates the operating performance of its segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation. In addition, the Company changed the name of its Financial Print segment to Financial Communications, to reflect the wide array of services it provides to its clients to create, manage, translate and distribute transactional and compliance-related documents. Further information regarding segment revenues, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2006, 2005, and 2004, as well as reconciliation of segment profit to pre-tax income (loss), are shown in Note 19 of the Notes to Consolidated Financial Statements.

The results of the Company’s two reporting segments are discussed below:

•	Financial Communications: Revenue increased approximately $79.3 million, or 13%, to approximately $704.4 million for 2006 compared to 2005 and segment profit increased $14.5 million, or 17%, to approximately $102.1 million for 2006 as compared to 2005. The results for the year ended December 31, 2006 reflect the increases in revenue from both transactional and non-transactional printing during 2006. Revenue from transactional printing increased 18% for the year ended December 31, 2006, when compared to 2005, a result of the continued momentum in capital market activity and increased IPO market share. Non-transactional print revenue increased 9% for the year ended December 31, 2006 as compared to 2005.

•	Marketing & Business Communications: This segment reported revenue of $127.8 million for the year ended December 31, 2006, as compared to revenue of $41.8 million for the year ended December 31, 2005. The increase in revenue resulted from the acquisition (in January 2006) and integration of Vestcom’s Marketing & Business Communications division with the Company’s existing digital print business. Segment loss for 2006 was $0.6 million, compared to a loss of $7.1 million in 2005. As previously noted, the segment operating results for 2006 were burdened with incremental operating costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations.

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

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for each segment over the last three years:

	2006	2005	2004

Financial Communications	$3,268	$6,114	$3,028
Marketing & Business Communications	10,114	415	2,771
Corporate/Other	715	3,881	1,939

Total	$14,097	$10,410	$7,738

After tax impact	$8,663	$6,933	$4,800
Per share impact	$0.28	$0.20	$0.13

The charges taken in 2006 reflect (i) non-cash asset impairment charges of $2.6 million related to the consolidation of MBC facilities, (ii) severance and integration costs related to the integration of Vestcom’s Marketing and Business Communications division into Bowne’s Marketing & Business Communications business, (iii) additional workforce reductions at certain financial communications locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial communications facility in Washington D.C. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information, which follows, as well as in Note 9 of the Notes to the Consolidated Financial Statements.

Some other transactions that affect the comparability of results from year to year are as follows:

During 2006, the Company recorded a charge of $958 (approximately $584 after tax), or $0.02 per share, related to purchased in-process research and development which is based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM Computer Consulting, Inc.

In the third quarter of 2006, the Company sold its DecisionQuest business for approximately $9.8 million, recognizing a loss on the sale of approximately $7.5 million. The results of this business have been reflected as discontinued operations in the Consolidated Financial Statements for all periods presented.

During 2006, the Company recorded expenses of $8.2 million (approximately $5.1 million after tax), or $0.16 per share, related to the estimated costs expected to be incurred in exiting the Chicago facilities which were leased by DecisionQuest and Bowne Business Solutions. These expenses are reflected in the results from discontinued operations.

In the second quarter of 2006, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold. The Company realized approximately $14.8 million in consideration from the sale of its interest in this joint venture. The Company recognized a gain on the sale of approximately $6.1 million after tax, or $0.19 per share. This business was included in the Litigations Solutions segment and its results have been reflected in discontinued operations for all periods presented.

In the fourth quarter of 2005, the Company sold the 9.4 million shares of Lionbridge common stock that were included in the consideration received from the sale of Bowne Global Solutions, recognizing a loss on the sale of approximately $5.0 million after tax, or $0.15 per share.

In the third quarter of 2005, the Company sold its globalization business to Lionbridge for approximately $193 million, recognizing a gain on the sale of approximately $0.7 million after tax, or $0.02 per share. The results of this business have been reflected as a discontinued operation in the Consolidated Financial Statements for all periods presented.

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

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, during the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$293,842	42%	$249,588	40%	$44,254	18%
Compliance reporting	182,821	26	166,592	27	16,229	10
Mutual funds	147,791	21	152,785	24	(4,994)	(3)
Commercial	66,087	9	45,939	7	20,148	44
Other	13,881	2	10,224	2	3,657	36

Total revenue	704,422	100	625,128	100	79,294	13
Cost of revenue	(451,814)	(64)	(404,624)	(65)	(47,190)	(12)

Gross margin	252,608	36	220,504	35	32,104	15
Selling and administrative	(150,544)	(21)	(132,945)	(21)	(17,599)	(13)

Segment profit	$102,064	15%	$87,559	14%	$14,505	17%

Other Items:
Depreciation	$(12,079)	(2)%	$(12,757)	(2)%	$678	5%
Restructuring, integration and asset impairment charges	$(3,268)	(0)%	$(6,114)	(1)	$2,846	47%

Financial Communications revenue increased 13% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, with the largest class of service in this segment, transactional financial printing, up 18% as compared to the year ended December 31, 2005. The increase in transactional financial print revenue is a result of the positive trends in capital market activity that began during the fourth quarter of 2005 and continued into 2006, and strong merger and acquisition performance during the second quarter of 2006, as well as increased IPO market share. Compliance reporting revenue reached its highest level ever during the year ended December 31, 2006, and increased 10% as compared to 2005. This increase is due in part to new SEC regulations and more extensive disclosure requirements. Commercial revenue increased 44% for the year ended December 31, 2006 compared to 2005, primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $8,614 of the increase in commercial revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Communications segment. Mutual fund services revenue decreased 3% for the year ended December 31, 2006 as compared to the 2005 period due to the Company’s decision not to bid or accept several low margin mutual fund projects.

Revenue from the international markets increased 40% to approximately $182,576 for the year ended December 31, 2006, as compared to $130,108 in 2005. This increase is primarily due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 35% for the year ended December 31, 2006 compared to 2005.

Gross margin of the Financial Communications segment increased by $32,104, or 15%, over 2005, and the gross margin percentage increased by one percentage point to 36% in 2006 as compared to 35% in 2005. The increase in gross margin was primarily due to the increase in revenue, especially the growth in transactional financial printing which historically is the Company’s most profitable class of service, the results of cost savings initiatives and the reduction in revenue from low margin mutual fund work during 2006.

Selling and administrative expenses increased 13% for the year ended December 31, 2006, compared to 2005, and as a percentage of revenue, remained constant at 21% for the year ended December 31, 2006, as compared to

2005. The increase in these expenses is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. In addition, facility costs in the New York office during the year ended December 31, 2006 related to the Financial Communications segment were approximately $2.5 million higher than in 2005 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations from 345 Hudson Street to 55 Water Street, New York, New York. The Company also incurred approximately $0.4 million of non-recurring expenses related to its acquisition of certain technology assets of PLUM Computer Consulting, Inc.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from the Financial Communications business increased 17% for the year ended December 31, 2006 as compared to 2005 and segment profit as a percentage of revenue increased one percentage point to approximately 15% for the year ended December 31, 2006 as compared to 2005. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income (loss) from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the year ended December 31, 2006 were $3,268 as compared to $6,114 in 2005. The charges incurred during the year ended December 31, 2006 are primarily associated with additional workforce reductions in certain locations and the closure of a portion of its Washington D.C. facility. The charges incurred during the year ended December 31, 2005 primarily represent adjustments to the costs related to the relocation of the London facility.

Marketing & Business Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$127,793	100%	$41,806	100%	$85,987	206%
Cost of revenue	(109,236)	(85)	(41,538)	(99)	(67,698)	(163)

Gross margin	18,557	15	268	1	18,289	6,824
Selling and administrative	(19,197)	(16)	(7,350)	(18)	(11,847)	(161)

Segment loss	$(640)	(1)%	$(7,082)	(17)%	$6,442	91%

Other Items:
Depreciation	$(6,884)	(5)%	$(1,777)	(4)%	$(5,107)	(287)%
Restructuring, integration, and asset impairment charges	$(10,114)	(8)%	$(415)	(1)%	$(9,699)	(2,337)%

Revenue and gross margin increased significantly for the year ended December 31, 2006 as compared to the comparable 2005 period as a result of the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. Results for the year ended December 31, 2006 include approximately $3.0 million of revenue from Vestcom’s legacy retail customers that have transferred back to Vestcom International, Inc. as part of our transitions services agreement, as well as $2.8 million of revenue from customers that had notified Vestcom they were not going to renew prior to MBC’s acquisition. As a result, this revenue will not continue into 2007. As previously noted, the segment operating results for the year ended December 31, 2006 were burdened with incremental operating costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations.

Selling and administrative expenses increased significantly for the year ended December 31, 2006 as compared to 2005 primarily as a result of the increased size of MBC’s operations. As a percentage of revenue, selling and administrative expenses improved by two percentage points to 16% which is related to the favorable impact of the economies realized from integrating the workforces of Vestcom and Bowne.

As a result of the foregoing, segment loss (as defined in Note 19 to the Consolidated Financial Statements) for the MBC segment improved by approximately $6.4 million for the year ended December 31, 2006 as compared to 2005. Segment loss as a percentage of revenue improved by 16 percentage points to 1% for the year ended December 31, 2006. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Restructuring, integration and asset impairment charges related to this segment were $10,114 for the year ended December 31, 2006 in comparison to $415 for the year ended December 31, 2005. The costs incurred in 2006 were primarily related to the integration of the workforce and consolidation of facilities, including an impairment charge of $2,550 related to the consolidation of the New Jersey facilities. As a result of these integration and restructuring activities, the Company estimates that it has achieved approximately $11.0 million of annualized cost savings of the combined companies, including approximately $7.0 million which were realized during 2006.

Summary

Overall revenue increased $165,281, or 25%, to $832,215 for the year ended December 31, 2006 as compared to 2005. The increase in revenue is primarily attributed to the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from the Financial Communications segment in 2006 as compared to 2005. Gross margin increased $50,996, or 21%, for the year ended December 31, 2006 as compared to 2005, while the gross margin percentage decreased approximately one percentage point to 35% for the year ended December 31, 2006, which is primarily due to the increase in revenue from the MBC segment which generated a lower margin as compared to revenue from the Financial Communications segment.

Selling and administrative expenses on a company-wide basis increased by approximately $36,861, or 20%, to $223,635 for the year ended December 31, 2006 as compared to 2005. Approximately $11.8 million of this overall increase is related to the MBC business, which includes the acquisition and integration of the Marketing and Business Communications division of Vestcom. The increase is also the result of expenses that are directly associated with higher sales levels, such as selling expenses (including commissions and bonuses). In addition, facility related expenses were approximately $4.5 million higher in 2006 as compared to 2005 as a result of the Company’s relocation of its corporate office and New York City based operations. Also contributing to the increase in selling and administrative expenses in 2006 as compared to 2005 was the recognition of $1.1 million of compensation expense related to stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”) and an additional $2.1 million in compensation expense related to long-term equity incentive compensation and restricted stock awards. As a percentage of revenue, overall selling and administrative expenses improved one percentage point to 27% for the year ended December 31, 2006 as compared to 28% in 2005.

Depreciation expense remained constant for the year ended December 31, 2006 as compared to the same period in 2005.

The Company has recorded a charge of $958 related to purchased in-process research and development during 2006 which is based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM Computer Consulting, Inc.

There were approximately $14,097 in restructuring, integration and asset impairment charges during the year ended December 31, 2006, as compared to $10,410 in the same period in 2005, as discussed in Note 9 to the Consolidated Financial Statements.

Other income increased $1,804 for the year ended December 31, 2006 as compared to the same period in 2005 primarily due to interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax expense for the year ended December 31, 2006 was $10,701 on pre-tax income from continuing operations of $22,780 compared to a tax expense in 2005 of $4,330 on pre-tax income from continuing operations of $4,207. The high effective tax rate is due to non-deductible expenses, primarily meals and entertainment.

The 2006 results from discontinued operations include the net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006, the net loss on the sale of DecisionQuest which occurred in September 2006, the operating results of DecisionQuest until its sale, the exit costs associated with leased facilities formerly occupied by discontinued businesses, the operating results of JFS and the operating results of the document scanning and coding business until its sale in January 2006. Included in the operating results of DecisionQuest for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill which is described in more detail in Note 3 to the Consolidated Financial Statements. The 2005 results from discontinued operations include the results of DecisionQuest, JFS, the document scanning and coding business, the net gain on the sale of the discontinued globalization business, which was sold in September 2005, and the operating results of the discontinued globalization business until its date of sale.

As a result of the foregoing, net loss for the year ended December 31, 2006 was $1,768 as compared to a net loss of $604 for the year ended December 31, 2005.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes for 2006 and 2005 are as follows:

	Years Ended December 31,
	2006	2005

Domestic (United States)	$3,907	$(2,620)
International	18,873	6,827

Income from continuing operations before taxes	$22,780	$4,207

International pre-tax income from continuing operations increased significantly for the year ended December 31, 2006, compared to 2005 due to increases in transactional financial printing in Europe and Asia, and increases in commercial and mutual fund revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business. Also contributing to the increase in international pre-tax income from continuing operations was a decrease in restructuring charges in 2006 as compared to 2005. The international results for 2005 included approximately $3.8 million in restructuring charges which were related to the relocation of the London facility, headcount reductions in London and Toronto and an asset impairment charge of $0.9 million related to the impairment of a non-current, non-trade receivable. The increase in the domestic pre-tax income from continuing operations is primarily due to the increase in transactional financial printing in 2006 as compared to 2005. The increase was partially offset by the increase in restructuring, integration and asset impairment charges related to the MBC segment during the year ended December 31, 2006 as compared to 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2005	Revenue	2004	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$249,588	40%	$272,095	45%	$(22,507)	(8)%
Compliance reporting	166,592	27	148,318	25	18,274	12
Mutual funds	152,785	24	129,222	22	23,563	18
Commercial	45,939	7	40,210	7	5,729	14
Other	10,224	2	8,918	1	1,306	15

Total revenue	625,128	100	598,763	100	26,365	4
Cost of revenue	(404,624)	(65)	(378,783)	(63)	(25,841)	(7)

Gross margin	220,504	35	219,980	37	524	—
Selling and administrative	(132,945)	(21)	(132,320)	(22)	(625)	—

Segment profit	$87,559	14%	$87,660	15%	$(101)	—%

Other Items:
Depreciation	$(12,757)	(2)%	$(12,226)	(2)%	$(531)	(4)%
Restructuring, integration and asset impairment charges	$(6,114)	(1)%	$(3,028)	(1)%	$(3,086)	(102)%
Gain on sale of building	$—	—%	$896	—%	$(896)	(100)%

Financial communications revenue increased 4% for the year ended December 31, 2005, with the largest class of service in this segment, transactional financial printing, down 8% as compared to the year ended December 31, 2004. This decline in revenue from transactional financial printing is consistent with the overall decline in capital market activity as measured by the number of SEC filings, which also declined year over year. Offsetting the decrease in transactional financial printing revenue was the increase in revenue generated from non-transactional printing services, including mutual fund and compliance reporting revenue. Compliance reporting revenue increased 12% for the year ended December 31, 2005, as compared to the year ended December 31, 2004, due in part to the new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 18%, and commercial revenue increased 14% for the year ended December 31, 2005 compared to 2004, primarily due to the addition of several new clients and additional work from existing clients.

Revenue from the international markets increased 16% to approximately $130,108 for the year ended December 31, 2005, as compared to $112,429 for the year ended December 31, 2004. This increase is primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada, and Asia. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 10% for the year ended December 31, 2005 compared to 2004.

Gross margin of the Financial Communications segment increased slightly and the margin percentage decreased by approximately two percentage points. The decreased activity in transactional financial printing negatively impacts gross margins since, historically, transactional financial printing is our most profitable class of service. The growth in non-transactional work also impacts gross margin percentage since this work is not as profitable as transactional work. Gross margins were also negatively impacted due to competitive pricing pressure.

Selling and administrative expenses remained constant from 2004 to 2005 and as a percentage of revenue decreased approximately one percentage point to 21% for the year ended December 31, 2005, as compared to the year ended December 31, 2004. This decrease is primarily due to lower incentive compensation, professional fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts which had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher margin transactional financial printing revenue.

In May 2004, the Company sold its financial communications facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the year ended December 31, 2004. The Company relocated to a new leased facility in Southern California in September 2004.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from this segment remained constant for 2005 as compared to 2004. Segment profit as a percentage of revenue decreased one percentage point to approximately 14% which reflects the decrease in higher margin transactional print revenue. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

In 2005, the Company incurred additional restructuring charges within its Financial Communications segment related to the reduction in workforce during the fourth quarter of 2005, the reduction of certain administrative positions which will not be replaced, and revisions to estimates of costs associated with leased facilities which were exited in prior periods, including costs related to the relocation of the London facility. In addition, the Company incurred a $0.9 million impairment charge related to a non-current, non-trade receivable related to the sale of assets in a prior period. Total restructuring and asset impairment charges related to the Financial Communications segment for the year ended December 31, 2005 were $6,114, compared to $3,028 for the year ended December 31, 2004.

Marketing & Business Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2005	Revenue	2004	Revenue	$ Change	% Change
			(Dollars in thousands)

Revenue	$41,806	100%	$38,650	100%	$3,156	8%
Cost of revenue	(41,538)	(99)	(40,815)	(106)	(723)	(2)

Gross margin	268	1	(2,165)	(6)	2,433	112
Selling and administrative	(7,350)	(18)	(8,921)	(23)	1,571	18

Segment loss	$(7,082)	(17)%	$(11,086)	(29)%	$4,004	36%

Other Items:
Depreciation	$(1,777)	(4)%	$(1,480)	(4)%	$(297)	(20)%
Restructuring, integration, and asset impairment charges	$(415)	(1)%	$(2,771)	(7)%	$2,356	85%

Revenue increased 8% for the year ended December 31, 2005 as compared to the same period in 2004 primarily related to increases in personalization and fulfillment revenue as a result of several new clients, an increase in revenue from existing clients and the continued growth of this segment of the printing industry. Gross margin improved by approximately $2.4 million, while the gross margin percentage increased by seven percentage points for the year ended December 31, 2005 as compared to 2004, due to the increase in revenue in 2005 as compared to 2004.

Selling and administrative expenses decreased 18% for the year ended December 31, 2005 as compared to the same period in 2004, and as a percentage of revenue decreased five percentage points. The reduction in selling and administrative expenses is primarily related to the favorable impact of a reduction in the administrative cost base and changes in the sales commission plan for this segment.

As a result of the foregoing, segment loss (as defined in Note 19 to the Consolidated Financial Statements) for this segment improved 36% for the year ended December 31, 2005 as compared to the same period in 2004. Segment loss as a percentage of revenue improved twelve percentage points to 17% for the year ended December 31, 2005. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income (loss) from continuing operations before income taxes.

Restructuring charges related to this segment amounted to $415 and $2,771 for the years ended December 31, 2005 and 2004, respectively. The costs incurred in 2005 were primarily related to the reduction in workforce that was implemented during the fourth quarter of 2005. The restructuring and integration charges that were incurred in 2004 were primary related to costs associated with the consolidation of the Company’s fulfillment operations with its digital print facility, which began in 2003.

Summary

Overall revenue increased $29,521, or 5%, to $666,934 for 2005. The increase is largely attributed to the increase in financial printing, specifically non-transactional financial printing, which includes mutual fund and compliance reporting revenue. Offsetting the increase in non-transactional financial print revenue was a decrease in transactional financial print revenue due to slow capital market activity in 2005. There was a $1,175 decrease in gross margin, and the gross margin percentage decreased approximately two percentage points to 36% for the year ended December 31, 2005, which is primarily due to the decrease in higher margin transactional print revenue in 2005.

Selling and administrative expenses on a company-wide basis decreased by approximately $5,950, or 3%, to $186,774. This decrease is primarily due to lower incentive compensation, consulting fees, and bad debt expense, due to the collection of approximately $2.0 million of amounts that had previously been written off to bad debt expense. Also contributing to the decrease in selling and administrative costs are lower selling costs associated with the lower margin mutual fund and compliance reporting revenue, compared to the higher margin transactional financial printing revenue. The decrease in selling and administrative expenses is also due to lower labor costs, rent expense, marketing costs, and the Company’s continual effort to manage expenses. In addition, administrative expenses decreased due to lower incentive compensation and decreases in professional fees and consulting fees associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act. These fees were higher in 2004 since that was the initial year of compliance. As a percentage of revenue, overall selling and administrative expenses decreased two percentage points to 28% in 2005.

Depreciation expense remained constant in 2005 as compared to 2004.

There were approximately $10,410 in restructuring, integration, and asset impairment charges during 2005, as compared to $7,738 in 2004, as discussed in Note 9 to the Consolidated Financial Statements.

Interest expense decreased $5,281, or 51%, primarily the result of the Company’s early retirement of its senior notes in December 2004. Interest expense related to those notes was approximately $4.7 million for the year ended December 31, 2004. Also contributing to the decrease in interest expense was a decrease in the amortization of deferred financing costs in 2005 as compared to 2004, also related to the early retirement of the Company’s senior notes, and less borrowings on the revolving credit facility in 2005 as compared to 2004.

Loss on sale of marketable securities resulted from the sale of the 9.4 million shares of Lionbridge common stock that were included in the consideration received from the sale of Bowne Global Solutions.

Loss on extinguishment of debt in 2004 resulted from the early retirement of the Company’s senior notes in December 2004. The loss represents the make-whole payment required in accordance with the debt agreement and the write-off of approximately $272 of deferred costs that were previously being amortized over the life of the senior notes.

The gain on the sale of building of $896 in 2004 relates to the sale of the Company’s printing facility in California as discussed in Note 8 to the Consolidated Financial Statements.

Other income was $1,537 for the year ended December 31, 2005 as compared to an expense of $40 for the year ended December 31, 2004. Other income increased primarily as a result of an increase in interest income resulting from the increase in cash and cash equivalents and investments in marketable securities in 2005 as compared to 2004.

Income tax expense for 2005 was $4,330 on pre-tax income from continuing operations of $4,207 compared to a tax benefit in 2004 of $224 on pre-tax loss from continuing operations of $4,530. The size of the non-deductible expenses, primarily meals and entertainment, are relatively unchanged from year to year, and the rate applied to U.S. taxable income was approximately 39% for both years.

Loss from discontinued operations was $481 in 2005 as compared to income of $31,530 in 2004. The 2005 results from discontinued operations include a net gain on the sale of the globalization business of $671 that occurred in September 2005, the results of the discontinued globalization segment until the date of sale, and the results of the discontinued litigation solutions businesses. The results from discontinued operations for 2004 include the results of the discontinued globalization and document outsourcing businesses, the net gain on the sale of the document outsourcing businesses to Williams Lea in November 2004, and the results of the discontinued litigation solutions businesses.

As a result of the foregoing, net loss for 2005 was $604 as compared to net income of $27,224 for 2004.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes for 2005 and 2004 are as follows:

	Years Ended December 31,
	2005	2004

Domestic (United States)	$(2,620)	$(7,057)
International	6,827	2,527

Income (loss) from continuing operations before taxes	$4,207	$(4,530)

Income from continuing operations before taxes improved in 2005 as compared to 2004. International pre-tax income from continuing operations improved significantly in 2005 as compared to 2004 primarily due to increases in transactional financial printing and compliance reporting revenue from Europe, Canada, and Asia. The international results for 2004 included approximately $1.1 million of restructuring charges, which were primarily related to headcount reductions at the facilities in Paris and Toronto. The international results for 2005 include approximately $3.8 million of restructuring charges which were related to the relocation of the London facility, headcount reductions in London and Toronto and an asset impairment charge of $0.9 million related to the impairment of a non-current, non-trade receivable. The improvement in domestic pre-tax income from continuing operations was primarily due to the increase in non-transactional financial printing revenue and was partially offset by a decrease in transactional financial printing revenue within the Financial Communications segment in 2005 as compared to 2004. The domestic results for 2005 included approximately $6.6 million in restructuring charges, integration charges and asset impairment charges related to (i) the impairment of costs associated with the redesign of the Company’s Intranet, (ii) the impairment of internally developed software, and (iii) a reduction in workforce in the Financial Communications segment and certain corporate management and administrative functions that will not be replaced. Also included in the domestic results for 2005 was the loss of approximately $7.9 million related to the sale of the 9.4 million shares of Lionbridge common stock which occurred in the fourth quarter of 2005. The domestic results for 2004 included approximately $7.0 million in restructuring charges, integration charges and asset impairment charges primarily related to the consolidation of certain administrative functions, the relocation of its Southern California financial communications facility, and the consolidation of the Company’s fulfillment operations with its digital print facility. The 2004 domestic results also include approximately $8.8 million related to the loss on extinguishment of debt as a result of the early retirement of the Company’s senior notes in December 2004.

2007 Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets, and excludes the effect of potential dilution from the Convertible Subordinated Debentures and the impact from any future purchases under our share repurchase program. Except for the impact of the acquisition of the St Ives financial print division, which was completed in January 2007, the full year 2007 outlook (presented below) does not reflect any additional acquisitions. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7.

Full Year 2007

Revenues:	$810 to $900 million
Financial Communications	$690 to $760 million
Marketing & Business Communications	$120 to $140 million
Segment Profit:
Financial Communications	$90 to $120 million
Marketing & Business Communications	$3 to $10 million
Corporate/Other:
Corporate expenses, net of other income	$28 to $32 million
Integration, restructuring and impairment charges	$7 to $10 million
Depreciation and amortization	$26 to $28 million
Interest expense	$5.4 million
Diluted earnings per share from continuing operations	$0.45 to $1.05
Diluted earnings per share from continuing operations, excluding integration, restructuring and impairment charges	$0.60 to $1.25
Diluted shares	29.3 million
Capital expenditures	$22 to $25 million

Liquidity and Capital Resources

Liquidity and Cash Flow information:	2006	2005	2004

Working capital	$172,391	$230,895	$150,912
Current ratio	2.34 to 1	2.66 to 1	1.96 to 1
Net cash provided by operating activities	$3,574	$17,806	$16,142
Net cash provided by investing activities	$6,128	$51,170	$125,919
Net cash used in financing activities	$(63,555)	$(33,359)	$(97,849)
Capital expenditures	$(28,668)	$(39,724)	$(17,501)
Proceeds from the sale of subsidiaries (2005 includes the proceeds received from the sale of the Lionbridge common stock)	$19,447	$164,282	$167,264
Acquisitions, net of cash acquired	$32,923	$—	$3,500
Average days sales outstanding	72	70	65

Overall working capital decreased approximately $58.5 million at December 31, 2006, as compared to 2005. The primary reason for the decrease in working capital is the decrease in cash and marketable securities of approximately $101.7 million during the year ended December 31, 2006. The 2005 working capital reflected the receipt of approximately $164.3 million in net proceeds related to the sale of the globalization business in September 2005 and the sale of the 9.4 million shares of Lionbridge common stock that were received in December 2005. Contributing to the decrease in working capital as of December 31, 2006 as compared to 2005 were the following: (i) the Company spent approximately $68.6 million for repurchases of shares of its common stock during

2006, (ii) the Company spent approximately $30.8 million related to the acquisition of Vestcom’s Marketing and Business Communications division, (iii) the Company contributed $10.2 million to its pension plan in September 2006, and (iv) the Company had capital expenditures of approximately $28.7 million in 2006. Offsetting the decrease in working capital was the increase in accounts receivable due to higher revenue, the increase in the days sales outstanding as of December 31, 2006, and to the inclusion of accounts receivable related to the Vestcom acquisition in 2006.

During the second quarter of 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program that was initially authorized in December 2004. In June 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases can be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. In November 2006, the 10b5-1 trading plan was amended to authorize the broker to repurchase up to an additional $15 million of the Company’s common stock. The program may be discontinued at any time.

For the year ended December 31, 2006, the Company repurchased approximately 4.7 million shares of its common stock for approximately $68.6 million (an average price of $14.60 per share). As of December 31, 2006, there was approximately $52.4 million available for share repurchases. Since inception of the Company’s share repurchase program in December 2004 through December 31, 2006, the Company has effected the repurchase of approximately 9.8 million shares of its common stock at an average price of $14.76 per share for an aggregate purchase price of approximately $145.2 million.

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of December 31, 2006. The facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowing capacity available under its $4.3 million Canadian dollar credit facility as of December 31, 2006. The components of the Company’s debt and available borrowings are described more fully in Note 11 to the Consolidated Financial Statements.

It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and fund capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its working capital; the heaviest period for utilization of working capital is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Capital expenditures for the year ended December 31, 2006 were $28.7 million, which includes approximately $2.7 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006, and approximately $3.3 million related to the relocation of its London financial communications facilities during the second quarter of 2006. In addition, capital expenditures for the year ended December 31, 2006 includes approximately $5.6 million related to the integration of the Marketing and Business Communications division of Vestcom.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Our average days sales outstanding was 72 days for the year ended December 31, 2006 as compared to 70 days in 2005. The Company had net cash provided by operating activities of $3,574, $17,806 and $16,142 for the years ending December 31, 2006, 2005, and 2004, respectively. The decrease in cash provided by operating activities from 2005 to 2006 was impacted by the increase in operating activity in 2006, an increase in the cash used to pay for restructuring related accruals in 2006 as compared to 2005 resulting from the reduction in workforce that occurred during the fourth quarter of 2005 and integration expenses related to the MBC segment, an increase in bonus payments in 2006 as compared to 2005 directly related to improved performance levels, and the funding of costs related to the Company’s New York City offices relocation to 55 Water Street which occurred in January 2006. The slight increase in cash provided by operating activities from 2004 to 2005 was impacted by the cash used in discontinued operations of approximately $6.9 million in 2004 as compared to cash used in discontinued operations in 2005 of approximately $0.1 million and a decrease of approximately $6.0 million in contributions to the pension plan in 2005 as compared to 2004. Offsetting these increases in cash provided by operating activities were the larger amount of bonuses paid in 2005 as compared to 2004, an increase in the cash paid for taxes and an increase in inventory as of December 31, 2005 which is primarily related to the increase in financial print activity during the fourth quarter of 2005.

Net cash provided by investing activities was $6,128, $51,170 and $125,919 for the years ended December 31, 2006, 2005, and 2004, respectively. The decrease in net cash provided by investing activities from 2005 to 2006 was primarily the result of (i) total proceeds of $164.3 million received in 2005 from the sale of the globalization business and the ultimate sale of the Lionbridge common stock received in the sale, compared to the net proceeds received of approximately $19.4 million in 2006 related primarily to the sale of DecisionQuest and the sale of the assets of the Company’s joint venture investment in CaseSoft, (ii) cash used in the acquisition of Vestcom’s Marketing and Business Communications division, and (iii) cash used in the acquisition of certain technology assets of PLUM Computer Consulting, Inc. in 2006. Offsetting the decrease in cash provided by investing activities in 2006 as compared to 2005 was a decrease in capital expenditures in 2006 as compared to 2005, primarily due to capital expenditures in 2005 of approximately $25.2 million related to the relocation of the Company’s corporate office and New York City based operations and a decrease in the net purchase of marketable securities due to the decrease in auction rate securities in 2006 as compared to 2005. Cash provided by investing activities in 2005 and 2004 is driven by the sale of the globalization business in 2005 and the document outsourcing business in 2004. The Company realized total net proceeds of $164.3 million from the sale of the globalization business and the ultimate sale of the Lionbridge common stock received in the sale. The Company realized total net proceeds of $167.3 million from the sale of the document outsourcing business in 2004. The remaining change in net cash provided by investing activities from 2004 to 2005 was primarily due to (i) an increase in the purchase of marketable securities in 2005 as compared to 2004, (ii) an increase in capital expenditures in 2005 as compared to 2004, which is attributed to approximately $25.2 million incurred in 2005 associated with the Company’s New York City office relocation to 55 Water Street in January 2006, and (iii) net proceeds received in 2004 from the sale of the Company’s facilities in Dominguez Hills, California during the second quarter of 2004.

Net cash used in financing activities was $63,555, $33,359 and $97,849 for the years ended December 31, 2006, 2005, and 2004, respectively. The increase in net cash used in financing activities in 2006 as compared to 2005 primarily resulted from the repurchase of approximately 4.7 million shares of the Company’s common stock for approximately $68,558 in 2006, as compared to the repurchase of approximately 2.4 million shares of the Company’s common stock for $33,970 during 2005. Offsetting the increase in cash used in financing activities was an increase in the cash received from the exercise of stock options during 2006 as compared to 2005. The decrease in net cash used in financing activities from 2004 to 2005 was primarily due to the Company’s early retirement of its $60 million senior notes in the fourth quarter of 2004 and the repurchases of approximately 2.5 million shares of the Company’s common stock in 2004 for approximately $40,180 as compared to the repurchases of approximately 2.4 million shares of the Company’s common stock in 2005 for approximately $33,970. Offsetting the decreases in cash used in financing activities from 2004 to 2005 was a decrease of $12,458 of proceeds received from stock option exercises in 2005 as compared to 2004.

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

The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility had a term of four years and expires in May 2007. The expected minimum lease payments remaining at December 31, 2006 are approximately $1.0 million. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $7.2 million as of December 31, 2006.

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term debt obligations(1)	$75,000	$—	$75,000	$—	$—	$—	$—
Operating lease obligations(2)	252,582	33,460	28,324	23,767	18,481	15,669	132,881
Capital lease obligations	2,509	1,017	695	478	306	13	—
Synthetic lease obligation(3)	7,366	7,366	—	—	—	—	—
Unconditional purchase obligations(4)	26,400	10,400	11,000	5,000	—	—	—

Total contractual cash obligations	$363,857	$52,243	$115,019	$29,245	$18,787	$15,682	$132,881

(1)	The debt payment information presented above assumes that the Company’s convertible subordinated debentures issued in September 2003 will either be redeemed by the Company or repurchased from the holders in October 2008, the earliest date upon which redemption or repurchase may occur. Refer to Note 11 to the Consolidated Financial Statements for additional information regarding the redemption and repurchase provisions of the debentures.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $6.0 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	The synthetic lease payments indicated in the table assume that the Company would exercise its option to purchase the equipment at the end of the lease in May 2007 for approximately $6.3 million, which represents the estimated residual value of the equipment at the end of the lease.

(4)	Unconditional purchase obligations represent commitments for outsourced services.

As discussed in Note 12 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. The Company is not required to make any contributions to its pension plan in 2007, but estimates that it will contribute at least approximately $7.0 million. In addition, the Company estimates it will contribute approximately $3.3 million to its supplemental retirement plan in 2007. During 2006, the Company made approximately $18.3 million in pension and supplemental retirement plan contributions.

The Company has issued standby letters of credit in the ordinary course of business totaling $4,154. These letters of credit primarily expire in 2007. In addition, pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company has delivered to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. The amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010, or remain outstanding beyond October 1, 2008.

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

Accounting for Goodwill and Intangible Assets — Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation, and b) the ongoing evaluation for impairment.

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

The Company has acquired certain identifiable intangible assets in connection with its acquisition of Vestcom’s Marketing and Business Communications division in January 2006 and the acquisition of certain technology assets of PLUM Computer Consulting, Inc. in April 2006. These identifiable intangible assets primarily consist of the value associated with customer relationships, technology, covenants not to compete, and in-process research and development. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent third party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the covenants not to compete was determined using a discounted cash flow methodology. The value of the technology and in-process research and development were primarily derived using the income approach based on future revenue projections. The Company determined that the amount attributable to the in-process research and development did not contain significant future value to the Company and accordingly the amount was expensed as of the date of acquisition. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

In addition, the Company was required to perform valuations of the operating leases that were acquired as part of the MBC acquisition. The operating leases were revalued to reflect the current market conditions related to the acquired leases as of the acquisition date. Any adjustments that were required to reflect the differential between the current market rate and the market rate as of the acquisition date were reflected in the purchase price allocation, and the corresponding asset or liability will be amortized over the remaining life of the lease.

Statement of Financial Accounting Standard No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets” requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. At December 31, 2006, our goodwill balance was $30,521.

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

A decline in expected cash flows or the estimated terminal value could cause reporting units to be valued differently. If the reporting units do not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Company’s reporting units. Additionally, an increase in the assumed discount rate could also result in goodwill impairment. Based on our analysis, the Company has concluded that there is no impairment of goodwill related to its continuing operations. However, during 2006 the Company concluded that there was an impairment of goodwill related to its discontinued DecisionQuest business and recorded an impairment charge of approximately $13.3 million during the second quarter of 2006. This business was sold during the third quarter of 2006. The results of operations from this business are reported as discontinued operations in the Consolidated Financial Statements for all periods presented.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue related to its Financial Communications segment and Marketing & Business Communications segment when services are completed or when the printed documents are shipped to customers. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company accounts for sales and other use taxes on a net basis in accordance with EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts and Sales Credits — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts and sales credits during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2006, the Company had an allowance for doubtful accounts and sales credits of $6,392.

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

At December 31, 2006 and 2005, the Company had deferred tax assets in excess of deferred tax liabilities of $50,568 and $35,361, respectively. At December 31, 2006 and 2005, management determined that it is more likely than not that $48,347 and $33,628, respectively, of such assets will be realized, resulting in a valuation allowance of $2,221 and $1,733, respectively, which are related to certain foreign net operating losses and foreign capital losses which may not be utilized in future years.

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

Accounting for Pensions — The Company sponsors a defined benefit pension plan in the United States. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans,” (“SFAS 158”) which was adopted in December 2006. These standards require that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. According to SFAS 158, the Company is now required to recognize the funded status of the plans as an asset or liability in the financial statements, measure defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and recognize the change in the funded status of defined benefit postretirement plans in other comprehensive income. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.0% at December 31, 2006, compared to 5.75% at December 31, 2005 and 6.0% at December 31, 2004. The 5.75% at December 31, 2005 was used to calculate the 2006 pension expense. Each 0.25 percentage point change in the discount rate would result in an $4.4 million change in the projected pension benefit obligation and a $0.6 million change in annual pension expense.

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. For 2004 through 2006 the Company’s expected return on plan assets has remained at 8.5%. Each 0.25 percentage point change in the assumed long-term rate of return would result in a $0.3 million change in annual pension expense.

The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past three years.

Restructuring Accrual — During fiscal years 2006, 2005, and 2004, the Company recorded significant restructuring charges. The Company accounts for these charges in accordance with Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Accounting for costs associated with existing leased facilities is based on estimates of current facility costs and is offset by estimates of projected sublease income expected to be recovered over the remainder of the lease. These estimates are based on a variety of factors including the location and condition of the facility, as well as the overall real estate market. The actual sublease terms could vary from the estimates used to calculate the initial restructuring accrual, resulting in potential adjustments in future periods. In management’s opinion, the Company has made reasonable estimates of these restructuring accruals based upon available information.

Recent Accounting Pronouncements

In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the change in the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements. The effects of adopting SFAS 158 are described in Note 12 to the Consolidated Financial Statements.

In December 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance to public companies regarding the process given to the consideration of prior year misstatements when determining materiality in current year financial statements. The adoption of SAB 108 did not have an impact on our financial statements or results of operations.

In January 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as described more fully in Note 1 to the Consolidated Financial Statements. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25 “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. All new awards are subject to the provisions of SFAS 123(R).

The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net loss, earnings per share from continuing operations, and loss per share for the year ended December 31, 2006:

December 31,
2006

Impact on income from continuing operations before income taxes	$(1,118)
Impact on income from continuing operations	$(688)
Impact on basic earnings per share from continuing operations	$(.02)
Impact on diluted earnings per share from continuing operations	$(.02)
Impact on net loss	$(688)
Impact on basic loss per share	$(.02)
Impact on diluted loss per share	$(.02)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The purpose of FIN 48 is to clarify the accounting and disclosure for uncertain tax positions in an enterprise’s financial statements. According to FIN 48, tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon its adoption and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally associated with trends in the domestic and international capital markets, particularly in the Financial Communications segment. This includes trends in the initial public offerings and mergers and acquisitions markets, both important components of the Financial Communications segment. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations, revolving credit agreement and synthetic lease agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 and synthetic lease agreements are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the year ended December 31, 2006, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of December 31, 2006, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the year ended December 31, 2006.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial communications operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $734, $14,530 and $11,802 in its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $42.6 million as of December 31, 2006, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.

We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” as of January 1, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006, and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP
New York, New York

March 14, 2007

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share information)

Revenue	$832,215	$666,934	$637,413
Expenses:
Cost of revenue	(542,696)	(428,411)	(397,715)
Selling and administrative	(223,635)	(186,774)	(192,724)
Depreciation	(25,379)	(25,625)	(25,372)
Amortization	(534)	—	—
Restructuring charges, integration costs and asset impairment charges	(14,097)	(10,410)	(7,738)
Gain on sale of building	—	—	896
Purchased in-process research and development	(958)	—	—

	(807,299)	(651,220)	(622,653)

Operating income	24,916	15,714	14,760
Interest expense	(5,477)	(5,154)	(10,435)
Loss on extinguishment of debt	—	—	(8,815)
Loss on sale of marketable securities	—	(7,890)	—
Other income (expense), net	3,341	1,537	(40)

Income (loss) from continuing operations before income taxes	22,780	4,207	(4,530)
Income tax (expense) benefit	(10,701)	(4,330)	224

Income (loss) from continuing operations	12,079	(123)	(4,306)
Discontinued operations:
Gain on sale of subsidiaries, net of tax	3,831	671	32,054
Loss from discontinued operations, net of tax	(17,678)	(1,152)	(524)

Net (loss) income from discontinued operations	(13,847)	(481)	31,530

Net (loss) income	$(1,768)	$(604)	$27,224

Earnings (loss) per share from continuing operations:
Basic	$.39	$.00	$(.12)
Diluted	$.38	$.00	$(.12)
(Loss) earnings per share from discontinued operations:
Basic	$(.45)	$(.02)	$.88
Diluted	$(.44)	$(.02)	$.88
Total (loss) earnings per share:
Basic	$(.06)	$(.02)	$.76
Diluted	$(.06)	$(.02)	$.76

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$42,986	$96,684
Marketable securities	42,628	90,675
Accounts receivable, less allowances of $6,392 (2006) and $8,552 (2005)	153,016	120,450
Inventories	25,591	25,957
Prepaid expenses and other current assets	33,901	28,414
Assets held for sale	2,796	7,815

Total current assets	300,918	369,995
Property, plant and equipment at cost, less accumulated depreciation of $231,137 (2006) and $254,760 (2005)	132,767	106,908
Other noncurrent assets:
Goodwill	30,521	16,691
Intangible assets, less accumulated amortization of $552 (2006) and $0 (2005)	4,494	7,859
Deferred income taxes	36,588	20,823
Other	10,113	7,415
Assets held for sale, noncurrent	—	33,557

Total assets	$515,401	$563,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$1,017	$252
Accounts payable	43,333	31,089
Employee compensation and benefits	38,166	41,912
Accrued expenses and other obligations	45,328	62,430
Liabilities held for sale	683	3,417

Total current liabilities	128,527	139,100
Other liabilities:
Long-term debt — net of current portion	76,492	75,528
Deferred employee compensation	50,154	32,771
Deferred rent	22,199	2,161
Other	1,281	1,262
Liabilities held for sale, noncurrent	—	653

Total liabilities	278,653	251,475

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 Issued and outstanding 42,537,617 shares (2006) and 41,913,467 shares (2005)	425	419
Additional paid-in capital	98,113	85,721
Retained earnings	333,312	341,760
Treasury stock, at cost 14,030,907 shares (2006) and 9,842,404 shares (2005)	(177,901)	(113,652)
Accumulated other comprehensive loss, net	(17,201)	(2,475)

Total stockholders’ equity	236,748	311,773

Total liabilities and stockholders’ equity	$515,401	$563,248

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,768)	$(604)	$27,224
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss (gain) from discontinued operations	13,847	481	(31,530)
Depreciation	25,379	25,625	25,372
Amortization	534	—	—
Purchased in-process research and development	958	—	—
Asset impairment charges	2,550	3,523	153
Gain on sale of building	—	—	(896)
Loss on sale of marketable securities	—	7,890	—
Loss on extinguishment of debt	—	—	8,815
Provision for doubtful accounts	856	812	1,688
Non-cash stock compensation	3,175	1,171	3,038
Deferred income tax provision	(546)	(3,353)	2,311
Tax benefit of stock option exercises	999	1,075	3,382
Excess tax benefits from stock based compensation	(184)	—	—
Other	(234)	(3,101)	(2,079)
Changes in other assets and liabilities, net of acquisitions, and certain non-cash transactions:
Accounts receivable	(13,751)	(15,325)	(11,597)
Inventories	2,686	(5,399)	(557)
Prepaid expenses and other current assets	(3,210)	1,472	(5,312)
Accounts payable	5,020	527	5,937
Employee compensation and benefits	(9,019)	(12,197)	(4,407)
Accrued expenses and other obligations	(21,620)	15,300	1,549
Net cash used in operating activities of discontinued operations	(2,098)	(91)	(6,949)

Net cash provided by operating activities	3,574	17,806	16,142

Cash flows from investing activities:
Purchase of property, plant and equipment	(28,668)	(39,724)	(17,501)
Purchase of marketable securities	(61,100)	(154,272)	(20,280)
Proceeds from sales of marketable securities	109,314	139,357	—
Proceeds from the sale of fixed assets	248	234	109
Proceeds from the sale of subsidiaries, net	6,738	108,910	167,264
Acquisition of businesses, net of cash acquired	(32,923)	—	—
Proceeds from sale of building	—	—	6,731
Net cash provided by (used in) investing activities of discontinued operations	12,519	(3,335)	(10,404)

Net cash provided by investing activities	6,128	51,170	125,919

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	—	33,503	150,440
Payment of debt	(821)	(34,100)	(222,048)
Proceeds from stock options exercised	12,533	9,868	22,326
Payment of dividends	(6,680)	(7,386)	(7,733)
Purchase of treasury stock	(68,558)	(33,970)	(40,180)
Excess tax benefits from stock based compensation	184	—	—
Other	(113)	—	—
Net cash used in financing activities of discontinued operations	(100)	(1,274)	(654)

Net cash used in financing activities	(63,555)	(33,359)	(97,849)

Net (decrease) increase in cash and cash equivalents	(53,853)	35,617	44,212
Cash and Cash Equivalents — Beginning of year	96,839	61,222	17,010

Cash and Cash Equivalents — End of year	$42,986	$96,839	$61,222

Cash and cash equivalents for the end of year 2005 and 2004 include $155 and $9,918, respectively, which is included in assets held for sale in the Consolidated Balance Sheets for those years.

See Notes to Accompanying Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2006, 2005, and 2004
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2003	$403	$60,909	$330,259	$24,473	$(55,534)	$360,510
Comprehensive income (loss):
Net income			27,224			27,224
Foreign currency translation adjustment				11,802		11,802
Minimum pension liability adjustment (net of tax)				(435)		(435)
Unrealized gains on securities:
Unrealized holding gains arising during the period				12		12
Income tax expense related to unrealized holding gains				(5)		(5)

Comprehensive income						38,598

Cash dividends ($.22 per share)			(7,733)			(7,733)
Purchase of treasury stock					(40,180)	(40,180)
Non-cash stock compensation and deferred stock conversions		1,863			1,175	3,038
Deferred stock compensation		(862)			862	—
Exercise of stock options	11	14,258			8,057	22,326
Tax benefit of stock option exercises		3,382				3,382

Balance at December 31, 2004	$414	$79,550	$349,750	$35,847	$(85,620)	$379,941
Comprehensive income (loss):
Net loss			(604)			(604)
Foreign currency translation adjustment				(14,530)		(14,530)
Minimum pension liability adjustment (net of tax)				(1,175)		(1,175)

Comprehensive loss						(16,309)

Reclassification adjustment for the recognized foreign currency translation gains relating to the sale of subsidiary				(22,617)		(22,617)
Cash dividends ($.22 per share)			(7,386)			(7,386)
Purchase of treasury stock					(33,970)	(33,970)
Non-cash stock compensation and deferred stock conversions		272			899	1,171
Deferred stock compensation		(994)			994	—
Exercise of stock options	5	5,818			4,045	9,868
Tax benefit of stock option exercises		1,075				1,075

Balance at December 31, 2005	$419	$85,721	$341,760	$(2,475)	$(113,652)	$311,773
Comprehensive income (loss):
Net loss			(1,768)			(1,768)
Foreign currency translation adjustment				734		734
Minimum pension liability adjustment (net of tax)				34		34

Comprehensive loss						(1,000)

Cash dividends ($.22 per share)			(6,680)			(6,680)
Purchase of treasury stock					(68,558)	(68,558)
Non-cash stock compensation and deferred stock conversions		1,923			1,252	3,175
Reclassification of deferred stock compensation		1,349			(1,349)	—
Exercise of stock options	6	8,121			4,406	12,533
Tax benefit of stock option exercises		999				999
Adjustment to initially adopt the provisions of SFAS 158 (net of tax)				(15,494)		(15,494)

Balance at December 31, 2006	$425	$98,113	$333,312	$(17,201)	$(177,901)	$236,748

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue related to its Financial Communications segment and Marketing & Business Communications segment when services are completed or when the printed documents are shipped to customers. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed.

The Company accounts for sales and other use taxes on a net basis in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

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

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,
	2006	2005

Land and buildings	$62,249	$61,929
Machinery and plant equipment	78,086	70,677
Computer equipment and software	122,930	118,269
Furniture, fixtures and vehicles	35,819	42,386
Leasehold improvements	64,820	68,407

	363,904	361,668
Less accumulated depreciation	(231,137)	(254,760)

Net	$132,767	$106,908

Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10-40 years
Machinery and plant equipment	3-12 1/2 years
Computer equipment and software	2-5 years
Furniture and fixtures	3-12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

The Company follows American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $4 million in 2006, $5 million in 2005 and $8 million in 2004 related to software development costs pertaining to the following: improvements in the financial communications business’ composition and work-sharing systems, installation of a new financial reporting system, upgrading the existing customer relationship management system, integration of a newly acquired client-facing content management and typesetting solution, enhancement of the workflow management system, document building applications and the enhancement of the Company’s intranet site.

Amortization expense related to capitalized software in accordance with SOP No. 98-1 amounted to approximately $3.8 million in 2006, $3.6 million in 2005, and $5.0 million in 2004. These amounts are included in depreciation expense in the Consolidated Statements of Operations.

Intangible Assets

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	9 - 10 years
Covenants not-to-compete	3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Stock-Based Compensation

The Company has several stock-based employee compensation plans, which are described in Note 17 to the Consolidated Financial Statements. In January 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes APB 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. All new awards are subject to the provisions of SFAS 123(R). Estimated compensation expense for the unvested portion of stock option awards outstanding at the adoption date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. Compensation expense related to deferred stock awards and restricted stock awards was recognized by the Company prior to the adoption of SFAS 123(R). The Company has used the “long-haul” method as described in FASB Staff Position SFAS 123(R)-3 “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” to determine the pool of tax benefits available on the adoption date to offset potential future tax shortfalls.

In accordance with SFAS 123(R), the Company has measured the share-based compensation cost for stock options granted during the year ended December 31, 2006 at the grant date, based on the estimated fair value of the award, and is recognizing the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2006, 2005, and 2004:

	2006	2005	2004
Stock options from continuing operations	Grants	Grants	Grants

Expected dividend yield	1.5%	1.5%	1.4%
Expected stock price volatility	34.9%	33.9%	34.9%
Risk-free interest rate	4.7%	4.3%	3.6%
Expected life of options	5 years	5 years	5 years
Weighted-average fair value	$5.23	$4.20	$4.66

	2006	2005	2004
Stock options from discontinued operations	Grants	Grants	Grants

Expected dividend yield	*	*	1.4%
Expected stock price volatility	*	*	31.8%
Risk-free interest rate	*	*	2.8%
Expected life of options	*	*	3 years
Weighted-average fair value	*	*	$3.30

*	The Company did not grant any options related to discontinued operations during the years ended December 31, 2006 and 2005.

The Company used historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury Yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

pre-vesting forfeitures of approximately 12.5% for the options granted during the year ended December 31, 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $1,118 for the year ended December 31, 2006, which is included in selling and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2006, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.7 years. The following table illustrates the impact of adopting SFAS 123(R) on the Company’s income from continuing operations before income taxes, income from continuing operations, net loss, earnings per share from continuing operations, and loss per share for the year ended December 31, 2006:

2006

Impact on income from continuing operations before income taxes	$(1,118)
Impact on income from continuing operations	$(688)
Impact on basic earnings per share from continuing operations	$(.02)
Impact on diluted earnings per share from continuing operations	$(.02)
Impact on net loss	$(688)
Impact on basic loss per share	$(.02)
Impact on diluted loss per share	$(.02)

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic method prescribed by APB 25. No stock-based employee compensation cost related to stock options was reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on loss from continuing operations, loss per share from continuing operations, (loss) income from discontinued operations, (loss) earnings per share from discontinued operations, net (loss) income, and (loss) earnings per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions of SFAS 123(R) or SFAS 123.

	2005	2004

Loss from continuing operations:
As reported	$(123)	$(4,306)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)	(2,100)

Pro forma loss from continuing operations	$(1,322)	$(6,406)

As reported loss per share from continuing operations:
Basic	$.00	$(.12)
Diluted	$.00	$(.12)
Pro forma loss per share from continuing operations:
Basic	$(.04)	$(.18)
Diluted	$(.04)	$(.18)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	2005	2004

(Loss) income from discontinued operations:
As reported	$(481)	$31,530
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	—	(237)

Pro forma (loss) income from discontinued operations	$(481)	$31,293

As reported (loss) earnings per share from discontinued operations:
Basic	$(.02)	$.88
Diluted	$(.02)	$.88
Pro forma (loss) earnings per share from discontinued operations:
Basic	$(.02)	$.87
Diluted	$(.02)	$.87

	2005	2004

Net (loss) income:
As reported	$(604)	$27,224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)	(2,337)

Pro forma net (loss) income	$(1,803)	$24,887

As reported (loss) earnings per share:
Basic	$(.02)	$.76
Diluted	$(.02)	$.76
Pro forma (loss) earnings per share:
Basic	$(.06)	$.69
Diluted	$(.06)	$.69

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect tax carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates.

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding, and for diluted earnings per share after adjustment for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted loss per share is calculated by dividing the net loss by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the years ended December 31, 2006, 2005 and 2004 excludes the dilutive effect of approximately 737,585, 861,350 and 507,939 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF Issue No. 04-08, the weighted-average diluted shares outstanding for the years ended December 31, 2006, 2005 and 2004 also excludes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

the effect of 4,058,445 shares for all periods, that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effect of EITF 04-08 are anti-dilutive to the earnings per share calculation for all periods.

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2006	2005	2004

Average shares outstanding — basic	31,143,466	34,250,598	35,897,782
Potential dilutive effect of stock-based awards	307,355	448,501	897,346

Average shares outstanding — diluted	31,450,821	34,699,099	36,795,128

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

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 11) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s convertible debentures is approximately $78.3 million, based upon publicly listed dealer prices. This compares to a carrying value of $75.9 million at December 31, 2006.

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

Segment Information

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. SFAS 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Recent Accounting Pronouncements

In December 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires the recognition of the change in the funded status of defined benefit postretirement plans in other comprehensive income. SFAS 158 also requires additional disclosures in the notes to the financial statements. The effects of adopting SFAS 158 are described in Note 12 to the Consolidated Financial Statements.

In December 2006, the Company adopted the provisions of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance to public companies regarding the process given to the consideration of prior year misstatements when determining materiality in current year financial statements. The adoption of SAB 108 did not have an impact on our financial statements or results of operations.

In January 2006, the Company adopted the provisions of SFAS 123(R) as described more fully in Note 1 to the Consolidated Financial Statements. SFAS 123(R) replaces SFAS 123 and supersedes APB 25. SFAS 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) using the modified prospective method, and accordingly, prior period results have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. All new awards are subject to the provisions of SFAS 123(R). The effects of adopting SFAS 123(R) were previously described in the portion of this note related to stock-based compensation.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The purpose of FIN 48 is to clarify the accounting and disclosure for uncertain tax positions in an enterprise’s financial statements. According to FIN 48, tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon its adoption and in subsequent periods. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact this interpretation may have on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 2 — Acquisitions

St Ives Financial

In December 2006, the Company announced its acquisition of St Ives Financial, the financial print division of St Ives plc, for $8.2 million in cash. The transaction was completed in January 2007, and is therefore not reflected in the accompanying Consolidated Financial Statements. This acquisition will be reported as part of the Financial Communications segment.

PLUM Computer Consulting, Inc.

In April 2006, the Company acquired certain technology assets of PLUM Computer Consulting, Inc., (“PLUM”) a software development and consulting firm with a service offering for the investment management industry, for $2.0 million in cash, plus an additional $3.0 million which was paid in January 2007 upon the receipt of certain deliverables. The purchase agreement also provides for the payment of additional consideration based upon a percentage of revenue earned over a five-year period. The Company paid $2,094 (including $94 of acquisition costs) related to this acquisition as of December 31, 2006. As of December 31, 2006, the Company has accrued $3.0 million of the amount paid to PLUM in January 2007 and has included this amount in the allocation of the purchase price. The excess purchase price over identifiable net tangible assets is reflected as part of goodwill and intangible assets and property, plant, and equipment in the Consolidated Balance Sheet as of December 31, 2006. Approximately $2.8 million has been allocated to goodwill, approximately $1.2 million has been allocated to computer software and is being depreciated over five years, $164 has been allocated to the value of customer relationships and $25 has been allocated to the value of covenants not-to-compete. Included in the initial allocation of the purchase price was approximately $1,001 associated with in-process research and development conducted by PLUM which was expensed during the second quarter of 2006. During the third quarter of 2006 the allocation of the in-process research and development was reduced to $958.

Vestcom International, Inc.’s Marketing and Business Communications Division

In January 2006, the Company completed the acquisition of the Marketing and Business Communications division of Vestcom International, Inc. The Company has integrated Vestcom’s Marketing and Business Communications division with its similar digital print business, and the combined entity is operating as a separate reportable segment under the name Bowne Marketing & Business Communications (“MBC”). In addition, the Vestcom Montreal business, consisting primarily of commercial print operations, has been integrated with the Canadian operations of the Financial Communications segment.

The net cash outlay was approximately $30.8 million, which includes acquisition costs of approximately $1.1 million. The excess purchase price over identifiable net tangible assets, which totaled $16.0 million, is reflected as part of goodwill (approximately $11.1 million) and intangible assets in the Consolidated Balance Sheet as of December 31, 2006. A total of $4.9 million has been allocated to the value of customer relationships and is being amortized over the estimated useful life of nine years.

In accordance with EITF Issue No. 95-03, the Company accrued approximately $500 related to integration costs associated with the acquisition of this business. These costs include estimated severance and facility costs related to the elimination of redundant functions and excess facilities related to the Vestcom Marketing and Business Communications business.

The amount of the purchase price allocated to goodwill related to the PLUM and Vestcom acquisitions is expected to be deductible for tax purposes.

Pro forma financial information related to these acquisitions has not been provided, as it is not material to the Company’s results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 3 — Discontinued Operations and Assets Held for Sale

During the second quarter of 2006, the Company determined that it intended to sell its DecisionQuest® and its JFS Litigators’ Notebook® (“JFS”) businesses. These businesses along with DecisionQuest Discovery Services, the Company’s document scanning and coding business, which was sold in January 2006, were the components of the Company’s litigation solutions business. As a result of these actions, effective with the second quarter of 2006, the litigation solutions business is no longer presented as a separate reportable segment of the Company and the results of operations for these businesses are classified as discontinued operations in the Consolidated Statement of Operations. The results for the years ended December 31, 2006, 2005 and 2004 have been reclassified to reflect this presentation.

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

On September 8, 2006, the Company completed the sale of its DecisionQuest business to key employees of DecisionQuest. The disposition was effected pursuant to a Stock Purchase Agreement by and between Bowne & Co., Inc. and DQ Acquisition Co. The Company received total consideration of approximately $9.8 million, consisting of $7.0 million in cash and a promissory note for approximately $2.9 million, which was valued at $2.8 million and is payable on September 11, 2010 and bears interest at 4.92%, which is to be paid quarterly. The Company has recognized a loss on the sale of DecisionQuest of approximately $7.5 million during the year ended December 31, 2006. Included in the loss were sale related expenses and cash left in the business totaling approximately $0.6 million, resulting in net proceeds from the sale of $9.2 million as of December 31, 2006.

The Company also recorded expenses of $8.2 million (approximately $5.1 million after tax) during the year ended December 31, 2006 related to the estimated costs expected to be incurred in exiting the facilities which were leased by DecisionQuest and Bowne Business Solutions. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Consolidated Balance Sheet as of December 31, 2006 related to this liability is $8,023 of which $1,350 is included in accrued expenses and other obligations and $6,673 is included in deferred rent and other noncurrent liabilities.

In May 2006, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold. The Company realized approximately $14.8 million in consideration from the sale of its interest in this joint venture. The Company received approximately $12.7 million in cash, which is net of approximately $0.6 million of expenses associated with the sale. In addition, approximately $1.5 million of the sale price was placed in escrow, representing 10% of the purchase price to be used as the purchaser’s recourse for certain possible losses as defined by the asset purchase agreement. On November 15, 2007, (the 18-month anniversary of the closing date) the escrow will be terminated and the amount remaining in escrow will be paid to the Company, subject to claims, if any. The Company recognized a gain on the sale of approximately $9.9 million (approximately $6.1 million after tax) during the year ended December 31, 2006. The Company’s equity share of income (losses) from this joint venture investment were previously recognized by the Company’s DecisionQuest business.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The results of the Company’s litigation solutions business have been reflected as discontinued operations in the Consolidated Statement of Operations. All prior period results have been reclassified to reflect this presentation. The assets and liabilities attributable to these businesses have been reclassified in the Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	December 31,
	2006	2005

Cash	$—	$155
Accounts receivable, net	153	7,125
Prepaid expenses and other current assets	16	535
Property and equipment, net	17	1,514
Goodwill and intangible assets, net	2,610	26,861
Other noncurrent assets	—	5,182

Total assets held for sale	$2,796	$41,372

Current portion of long-term debt	$—	$200
Accounts payable and accrued expenses	683	3,217
Long-term debt — net of current portion	—	550
Other noncurrent liabilities	—	103

Total liabilities held for sale	$683	$4,070

The remaining assets and liabilities of the litigation solutions business classified as held for sale as of December 31, 2006 consist only of the assets and liabilities of JFS.

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

	Years Ended December 31,
	2006	2005	2004

Revenue	$16,720	$29,012	$38,625

(Loss) income from discontinued operations before income taxes	$(19,893)	$(1,185)	$822

In September 2005, the Company sold its globalization business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are approximately $3,741 and $6,743 as of December 31, 2006 and 2005, respectively. These amounts are primarily related to accrued employee compensation and estimated indemnification liabilities associated with the discontinued globalization business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Results of the discontinued operations from the globalization business are as follows:

	Years Ended December 31,
	2005	2004

Revenue	$165,350	$222,973

Income (loss) from discontinued operations before income taxes	$10,749	$(5,801)

The results of the globalization business reflect the results of its operations through the date of its sale, which was September 1, 2005 and the gain on the sale of the globalization business before income taxes.

In November 2004, the Company sold its document outsourcing business, Bowne Business Solutions Inc., as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2004. The Company recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations is $1,344 and $3,287 as of December 31, 2006 and 2005, respectively. These amounts primarily relate to estimated indemnification liabilities associated with this business.

Results of the discontinued operations from the document outsourcing business are as follows:

Year Ended
December 31,
2004

Revenue	$197,009

Income from discontinued operations before income taxes	$56,529

Note 4 — Cash and Cash Equivalents

Cash equivalents of $10,153 and $42,017 at December 31, 2006 and 2005, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at December 31, 2006 and 2005 consist primarily of short-term securities including auction rate securities of approximately $42.5 million and $88.0 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction.

Note 6 —	Inventories

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$6,185	$3,500
Work-in-process	19,406	22,457

	$25,591	$25,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 7 — Goodwill and Intangible Assets

Under the provisions of SFAS 142, goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of each reporting unit based on discounted expected cash flows and compared it to the carrying amount of the reporting unit at the balance sheet date. There were no impairment charges related to continuing operations for any of the reported periods since the fair value of each reporting unit exceeded the carrying amount. As discussed in Note 3, the Company recorded an impairment charge of $13,334 related to the discontinued DecisionQuest business during the second quarter of 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows:

		Marketing
	Financial	& Business
	Communications	Communications	Total

Balance at January 1, 2005	$13,902	$2,615	$16,517
Foreign currency translation adjustment	174	—	174

Balance at December 31, 2005	$14,076	$2,615	$16,691
Goodwill associated with the MBC acquisition	—	11,132	11,132
Goodwill associated with the PLUM acquisition	2,784	—	2,784
Foreign currency translation adjustment	(86)	—	(86)

Balance at December 31, 2006	$16,774	$13,747	$30,521

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2006		December 31, 2005
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer lists	$5,021	$548	$—	$—
Covenants not-to-compete	25	4	—	—
Unamortizable intangible assets:
Intangible asset related to minimum pension liability	—	—	7,859	—

	$5,046	$552	$7,859	$—

The increase in customer relationships and covenants not-to-compete as of December 31, 2006 is due to the allocation of the purchase price related to the acquisitions of MBC and PLUM as described in more detail in Note 2 to the Consolidated Financial Statements.

The decrease in the intangible asset related to the minimum pension liability is due to the adoption of SFAS 158 which is described in more detail in Note 12 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Amortization expense related to identifiable intangible assets was $534 for the year ended December 31, 2006. There was no amortization expense for the years ended December 31, 2005 and 2004. Estimated annual amortization expense for the years ended December 31, 2007 through December 31, 2011 is shown below:

2007	$567
2008	$567
2009	$561
2010	$559
2011	$559

Note 8 — Gain on Sale of Assets

In May 2004, the Company sold its financial communications facility in Dominguez Hills, California for net proceeds of $6,731, recognizing a gain on the sale of $896 during the quarter ended June 30, 2004. The Company moved to a new leased facility in Southern California in September 2004.

Note 9 — Accrued Restructuring, Integration, and Asset Impairment Charges

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

During 2004, the Company initiated cost reductions aimed at increasing operational efficiencies. These restructuring charges included workforce reductions, the consolidation of the Company’s fulfillment operations with the digital print facility within the MBC segment, as well as adjustments related to changes in assumptions in some previous office closings within the Financial Communications segment. These actions resulted in restructuring, integration and asset impairment charges totaling $7,738 for the year ended December 31, 2004.

In the fourth quarter of 2005 the Company recorded restructuring charges of approximately $5.7 million primarily as a result of a reduction in workforce within the Financial Communications and MBC segments and certain corporate management and administrative functions. The workforce reduction represented approximately 3% of the Company’s total workforce. In 2005, the Company also incurred restructuring and impairment charges related to revisions to estimates of costs associated with leased facilities which were exited in prior periods, impairment charges related to costs associated with the redesign of the Company’s Intranet and costs associated with internally developed software, and an impairment charge related to the impairment of a non-current, non-trade receivable related to the sale of assets in the Financial Communications segment which occurred in a prior year. These actions resulted in restructuring, integration, and asset impairment charges totaling $10,410 for the year ended December 31, 2005.

During 2006, the Company continued to implement further cost reductions. Restructuring charges included (i) asset impairment charges related to the consolidation of MBC facilities (ii) severance and integration costs related to the integration of Vestcom’s Marketing and Business Communications division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial communications locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial communications facility in Washington D.C. These actions resulted in restructuring and integration costs totaling $14,097 for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following information summarizes the costs incurred with respect to restructuring, integration, and asset impairment activities during 2006:

	Severance
	and
	Personnel-	Occupancy		Asset
	Related Costs	Costs	Other	Impairments	Total

Financial Communications	$2,185	$1,083	$—	$—	$3,268
Marketing & Business Communications	698	1,722	5,144	2,550	10,114
Corporate/Other	715	—	—	—	715

Total	$3,598	$2,805	$5,144	$2,550	$14,097

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since January 1, 2004, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at January 1, 2004	$1,927	$4,035	$326	$6,288
2004 expenses	2,271	3,473	1,841	7,585
Paid in 2004	(3,089)	(2,627)	(2,140)	(7,856)

Balance at December 31, 2004	1,109	4,881	27	6,017
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,321)	(27)	(4,109)

Balance at December 31, 2005	4,023	4,772	—	8,795
2006 expenses	3,598	2,805	5,144	11,547
Paid in 2006	(5,970)	(5,372)	(4,934)	(16,276)

Balance at December 31, 2006	$1,651	$2,205	$210	$4,066

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2007.

The Company also accrued $500 of costs associated with the acquisition of Vestcom’s MBC operations during the first half of 2006, which was accounted for as part of the cost of the acquisition under the provisions of EITF 95-03. These costs were primarily related to estimated severance and personnel related costs associated with the termination of certain employees from the Vestcom component of the MBC business and estimated costs related to the elimination of excess facilities and the consolidation of certain existing facilities related to the Vestcom component of the MBC business. There is no balance remaining on this accrual at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 10 — Income Taxes

The provision (benefit) for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Current:
U.S. federal	$4,326	$6,619	$(1,265)
Foreign	4,863	584	172
State and local	2,058	480	(1,442)

	$11,247	$7,683	$(2,535)

Deferred:
U.S. federal	$(1,058)	$(4,538)	2,027
Foreign	126	2,034	(105)
State and local	386	(849)	389

	$(546)	$(3,353)	$2,311

The provision (benefit) for income taxes is allocated as follows:

	Years Ended December 31,
	2006	2005	2004

Continuing operations	$10,701	$4,330	$(224)
Discontinued operations	(6,046)	10,044	20,019

	$4,655	$14,374	$19,795

Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2006	2005	2004

Domestic (United States)	$8,673	$(405)	$(5,229)
International	14,107	4,612	699

Total income (loss) from continuing operations before taxes	$22,780	$4,207	$(4,530)

Income taxes paid during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Years Ended December 31,
	2006	2005	2004

Continuing operations	$12,396	$9,091	$6,916
Discontinued operations	1,082	1,534	3,648

	$13,478	$10,625	$10,564

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table reconciles income tax expense (benefit) based upon the U.S. federal statutory tax rate to the Company’s actual income tax expense (benefit) attributable to continuing operations:

	Years Ended December 31,
	2006	2005	2004

Income tax expense (benefit) based upon U.S. statutory tax rate	$7,973	$1,276	$(1,635)
State income tax expense (benefit)	997	(281)	(720)
Effect of foreign taxes	(1,195)	776	(178)
Permanent differences, primarily non-deductible meals and entertainment expenses	2,258	1,904	1,943
Other, net	668	655	366

Total income tax expense (benefit) attributable to continuing operations	$10,701	$4,330	$(224)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets primarily relating to certain foreign net operating losses and foreign capital losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2006, the valuation allowance increased by $488. The change in the valuation allowance relates primarily to the uncertainty in the realization of foreign net operating and capital losses. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more likely than not that the Company will realize the benefits of its net deferred tax assets.

The Company has not recognized deferred U.S. income taxes on approximately $38.0 million of undistributed earnings of its international subsidiaries since such earnings are deemed to be reinvested indefinitely. If the earnings were distributed and repatriated in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred taxes is not practicable.

In connection with an income tax refund claim resulting from an amendment of our 2001 federal income tax return and the completion of a related IRS audit, the Company received notice from the IRS in February 2007 that the Joint Committee of Congress has not taken exception with our claim. The claim consists of a refund of previously paid AMT taxes of $3.8 million and regular income taxes of $1.8 million. We expect to receive these funds in the second quarter of 2007. The Company’s current deferred tax asset balance at December 31, 2006 includes the $3.8 million refund of AMT taxes. The $1.8 million refund of regular income taxes will be recognized as an income tax benefit in the first quarter of 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax assets:
Operating loss carry-forwards	$4,642	$5,155
Deferred compensation and benefits	27,908	17,756
Allowance for doubtful accounts	1,916	3,189
Property, plant and equipment	1,919	2,834
Tax credits	4,180	3,828
Accrued expenses	9,712	7,547
Other, net	3,322	2,761

Gross deferred tax assets	53,599	43,070

Deferred tax liabilities:
Lease obligations	(2,306)	(3,585)
Intangible assets	(725)	(4,124)

Gross deferred tax liabilities	(3,031)	(7,709)

Deferred tax asset valuation allowance	(2,221)	(1,733)

Net deferred tax asset	$48,347	$33,628

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2006	2005

Current deferred tax asset included in other current assets	$11,759	$12,805
Noncurrent deferred tax asset	36,588	20,823

	$48,347	$33,628

The Company has, as of December 31, 2006, approximately $14.7 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2008.

Included in accrued expenses and other obligations is approximately $9.3 million and $13.7 million of current taxes payable at December 31, 2006 and 2005, respectively.

Note 11 — Debt

The components of debt at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Convertible subordinated debentures	$75,000	$75,000
Other	2,509	780

	$77,509	$75,780

In May 2005, the Company entered into a $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The facility fees can range from an annual rate of 20 basis points to 37.5 basis points of the Facility amount, depending on the Company’s Leverage Ratio. The Facility expires in May 2010. The Company had all $150 million of borrowings available under this revolving credit facility as of December 31, 2006.

The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial covenants as of December 31, 2006. The Company is not subject to any financial covenants under the convertible subordinated debentures.

In September 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock, equivalent to a conversion price of $18.48 per share and subject to adjustment in certain circumstances, which are: (i) the sale price of the Company’s common stock reaches specified thresholds, (ii) the trading price of a debenture falls below a specified threshold, (iii) specified credit rating events with respect to the debentures occur, (iv) the Company calls the debentures for redemption, or (v) specified corporate transactions occur. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes during 2003. This amount is classified as long-term debt on the balance sheet as of December 31, 2006 and 2005. Interest is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company would be required to pay cash for any debentures repurchased on October 1, 2008. The Company would have the option of paying for any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which is currently being amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed or be required to be repurchased by the Company).

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no outstanding balance on this credit facility as of December 31, 2006 and 2005.

The Company also has various capital lease obligations which are also included in long-term debt.

Aggregate annual installments of both notes payable and long-term debt (including capital lease obligations) due for the next five years are, $1,017 in 2007, $75,695 in 2008, $478 in 2009, $306 in 2010, and $13 in 2011. This debt payment information assumes that the Company’s convertible subordinated debentures described above will either be redeemed by the Company or repurchased from the holders in October 2008, the earliest date upon which redemption or repurchase may occur.

Interest paid from continuing operations was $4,513, $4,255, and $10,767 for the years ended December 31, 2006, 2005 and 2004, respectively, and interest paid from discontinued operations was $3, $57, and $328 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 12 — Employee Benefit Plans

Pension Plans

The Company sponsors a defined benefit pension plan which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, benefits for current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who continue to accrue benefits under the pre-January 1, 2003 formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. Employees covered by union agreements (approximately 1% of total Company employees as of December 31, 2006) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

In December 2006, the Company adopted the provisions of SFAS 158. In accordance with SFAS 158, the Company has recorded the unfunded status of the defined benefit pension plan and SERP based on the plan’s funded status as of December 31, 2006, the measurement date. The effects of adopting SFAS 158 are described further in the disclosure below.

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
Change in Benefit Obligation	2006	2005	2004	2006	2005	2004

Projected benefit obligation at beginning of year	$127,044	$115,863	$109,325	$23,048	$26,910	$28,103
Service cost	6,628	6,361	5,888	310	418	370
Interest cost	7,533	6,792	6,157	1,150	1,429	1,741
Amendments	724	—	—	(350)	236	1,132
Actuarial loss (gain)	2,898	5,721	(2,049)	1,352	454	2,434
Benefits paid	(7,532)	(7,693)	(3,458)	(8,077)	(6,399)	(6,870)

Projected benefit obligation at end of year	$137,295	$127,044	$115,863	$17,433	$23,048	$26,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
Change in Plan Assets	2006	2005	2004	2006	2005	2004

Fair value of plan assets at beginning of year	$96,955	$85,636	$63,236	$—	$—	$—
Actual return on plan assets	14,541	6,762	7,606	—	—	—
Employer contributions prior to measurement date	10,200	12,250	18,252	8,077	6,399	6,870
Benefits paid	(7,532)	(7,693)	(3,458)	(8,077)	(6,399)	(6,870)

Fair value of plan assets at end of year	114,164	96,955	85,636	—	—	—

Unfunded status	(23,131)	(30,089)	(30,227)	(17,433)	(23,048)	(26,910)
Unrecognized actuarial loss	17,816	22,784	17,016	8,716	8,247	8,666
Unrecognized prior service cost	3,052	2,646	2,965	3,190	5,081	6,387
Unrecognized net initial (asset) obligation	(916)	(1,237)	(1,558)	31	132	233

Net accrued cost	$(3,179)	$(5,896)	$(11,804)	$(5,496)	$(9,588)	$(11,624)

The accumulated benefit obligations for the Company’s defined benefit pension plan and SERP, are as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Accumulated benefit obligation	$111,704	$107,280	$97,812	$15,274	$19,595	$22,873

Amounts recognized in the balance sheet consist of:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
Before Adoption of SFAS 158	2006	2005	2004	2006	2005	2004

Accrued benefit liability	$(3,179)	$(10,325)	$(12,176)	$(15,274)	$(19,595)	$(22,873)
Intangible asset for minimum pension liability	—	2,646	372	3,222	5,213	6,620
Deferred income tax asset	—	686	—	2,545	1,846	1,759
Accumulated other comprehensive income	—	1,097	—	4,011	2,948	2,870

Net amount recognized	$(3,179)	$(5,896)	$(11,804)	$(5,496)	$(9,588)	$(11,624)

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
After Adoption of SFAS 158	2006	2005	2004	2006	2005	2004

Current liabilities	$—	N/A	N/A	$(3,200)	N/A	N/A
Noncurrent liabilities	(23,131)	N/A	N/A	(14,233)	N/A	N/A

Net amount recognized	$(23,131)	N/A	N/A	$(17,433)	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The amount of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits.

Amounts recognized in accumulated other comprehensive income as of December 31, 2006 consist of:

	Pension
	Plan	SERP

Net actuarial loss	$17,816	$8,716
Prior service cost	3,052	3,190
Unrecognized net initial (asset) obligation	(916)	31

Total (before tax effects)	$19,952	$11,937

Total net of tax effects	$12,204	$7,301

Change in accumulated other comprehensive income due to adoption of SFAS 158 (before tax effects)	$19,952	$5,381

Change in accumulated other comprehensive income due to adoption of SFAS 158, net of tax effects	$12,204	$3,290

The net charge to accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2006 after the adoption of SFAS 158 of $19,505 is shown net of a tax benefit of $12,384. The net charge to accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2006 related to the adoption of SFAS 158 was $15,494 which is shown net of a tax benefit of $9,839. The net charge to accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2006 related to the additional minimum pension liability adjustment for 2006 was $4,011 which is net of a tax benefit of $2,545. The change in the additional minimum pension liability adjustment for 2006 reflected in other comprehensive income for the year ended December 31, 2006 amounted to $34 net of taxes.

At December 31, 2005 and 2004, the Company had an additional minimum pension liability of $14,436 and $11,621, respectively, related to its defined benefit plan and SERP, which represents the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The Company also had a corresponding intangible asset of $7,859 and $6,992 at December 31, 2005 and 2004, respectively. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2005 was $4,045, which was net of a $2,532 deferred tax asset. The net charge to accumulated other comprehensive income in stockholders’ equity as of December 31, 2004 was $2,870, which was net of a deferred tax asset of $1,759. The charges to other comprehensive income relating to the additional minimum pension liability adjustments were $1,175, net of a tax benefit of $773 in 2005 and $435, net of a $265 tax benefit, in 2004.

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) were as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The components of the net periodic benefit cost are as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Service cost	$6,628	$6,361	$5,888	$310	$418	$370
Interest cost	7,533	6,792	6,157	1,150	1,429	1,741
Expected return on plan assets	(8,158)	(7,315)	(5,708)	—	—	—
Recognized net initial (asset) obligation	(321)	(321)	(321)	101	101	101
Recognized prior service cost	318	318	318	1,541	1,541	1,511
Recognized actuarial loss	1,482	508	258	884	873	825

Net periodic benefit cost	7,482	6,343	6,592	3,986	4,362	4,548
Union plans	337	358	362	—	—	—
Other retirement plans	1,675	1,458	1,297	—	—	—

Total cost	$9,494	$8,159	$8,251	$3,986	$4,362	$4,548

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the year ending December 31, 2006 are as follows:

	Pension
	Plan	SERP

Net actuarial (gain) loss	$(3,486)	$1,352
Recognized actuarial gain	(1,482)	(884)
Prior service cost (credit)	724	(350)
Recognized prior service credit	(318)	(1,541)

Total recognized in other comprehensive income (before tax effects)	$(4,562)	$(1,423)

Total recognized in other comprehensive income, net of tax effects	$(2,783)	$(868)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$2,920	$2,563

Total recognized in net benefit cost and other comprehensive income, net of tax effects	$1,781	$1,563

During 2006, the total unrecognized net loss for the defined benefit pension plan decreased by $5.0 million. The variance between the actual and expected return on plan assets during 2006 decreased the total unrecognized net loss by $6.4 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2006, the average expected future working lifetime of active plan participants was 11.57 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.

During 2006, the SERP’s total unrecognized net loss decreased by $0.5 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2006 the average expected future working lifetime of active plan participants was 7.00 years. Actual results for 2007 will depend on the 2007 actuarial valuation of the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Amounts expected to be recognized in the net periodic benefit cost in 2007 are as follows:

	Pension
	Plan	SERP

Loss recognition	$353	$996
Prior service cost recognition	381	1,491
Net initial (asset) recognition	(321)	31

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost as of December 31 were as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected asset return	8.50%	8.50%	8.50%	N/A	N/A	N/A
Salary scale	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average future working lifetime (in years)	11.57	11.62	11.89	7.00	6.75	7.00

The change in the unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2006 the unrecognized net loss decreased by 3.9% for the defined benefit pension plan and 2.0% for the SERP as compared to the projected benefit obligation as of December 31, 2005. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the compensation increase rates, rates of employee termination, and rates of participant mortality.

The discount rate was determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 0.25% increase/(decrease) in the discount rate for the defined benefit pension plan would have (decreased)/increased the net periodic benefit cost for 2006 by $0.6 million and (decreased)/increased the year-end projected benefit obligation by $4.4 million. In addition, a 0.25% increase/(decrease) in the discount rate for the SERP would have (decreased)/increased the year-end projected benefit obligation by $0.23 million. This hypothetical increase/(decrease) in the discount rate would not have a material effect on the net periodic benefit cost for the SERP in 2006.

The expected rate of return on plan assets for the defined benefit pension plan was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 0.25% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net periodic benefit cost for 2006 by $0.3 million. Since the SERP is not funded, an increase/(decrease) in the expected rate of return assumption would have no impact on the net periodic benefit cost for 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2006, 2005, and 2004 were as follows:

	December 31,
Asset Category	2006	2005	2004

Equity securities	80%	80%	77%
Fixed income securities	19	19	21
Other	1	1	2

Total	100%	100%	100%

The following information is based on the Company’s Pension Committee’s guidelines:

The Company’s investment objective as it relates to pension plan assets is to obtain a reasonable rate of return, defined as income plus realized and unrealized capital gains and losses — commensurate with the Prudent Man Rule of the Employee Retirement Income Security Act (“ERISA”) of 1974. The Company expects its investment managers who invest in equity funds to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index by a minimum of 100 basis points per year over moving 3 and/or 5-year periods. The Company expects its investment managers who invest in fixed income securities to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index by a minimum of 50 basis points per year over moving 3 and/or 5-year periods. The Company also expects its investment managers to maintain premium performance compared to a peer group of similarly oriented investment advisors.

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

Year	Pension Plan	SERP

2007	$4,558	$3,295
2008	5,088	2,611
2009	4,428	2,133
2010	7,505	559
2011	5,533	554
2012 - 2016	57,259	8,083

The Company is not required to make any contributions to its defined benefit pension plan in 2007. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Defined Contribution Plans

The Company has a 401(k) Savings Plan (“401(k)”) which substantially all of the Company’s domestic eligible non-union employees can participate in. The 401(k) is subject to the provisions of the ERISA Act of 1974. The Company matches 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k). Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $5,658, $5,318, and $5,505 for the years ended December 31, 2006, 2005, and 2004, respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 34,500, 53,600, and 36,800 shares of the common stock of the Company during 2006, 2005, and 2004, respectively. The 401(k) held 822,065, 1,000,565, and 1,199,028 shares of the Company’s common stock at December 31, 2006, 2005, and 2004, respectively. The shares held by the 401(k) are considered outstanding in computing the Company’s basic earnings per share, and dividends paid to the 401(k) are charged to retained earnings.

Health Plan

The Company maintains a voluntary employee benefit health and welfare plan (the Plan) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2006 and 2005, accrued expense for Plan participants’ incurred but not reported claims were $2,300 and $2,000, respectively. Plan expenses were $16,889, $12,880 and $15,227 for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 13 — Deferred Employee Compensation

Liabilities for deferred employee compensation consists of the following:

	December 31,
	2006	2005

Pension and other retirement costs, long-term	$23,131	$10,325
Supplemental retirement, long-term	14,387	11,298
Deferred compensation and other long-term benefits	12,636	11,148

	$50,154	$32,771

Note 14 — Other Income (Expense)

The components of other income (expense) are summarized as follows:

	Years Ended December 31,
	2006	2005	2004

Interest income	$3,673	$2,112	$709
Other expense	(332)	(575)	(749)

Total other income (expense)	$3,341	$1,537	$(40)

Note 15 — Commitments and Contingencies

Lease commitments

The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2026. Many of the leases provide for payment of certain expenses and contain renewal and purchase options.

The Company has a synthetic lease for printing equipment in the United States which is accounted for as an operating lease. The equipment under the facility had a fair value of approximately $13.8 million at the date of inception in May 2003. This facility had a term of four years and expires in May 2007. The expected minimum lease payments remaining at December 31, 2006 are approximately $1.0 million. At the end of this facility, the Company has the option of purchasing the equipment at the estimated residual value of approximately $6.3 million. The equipment under this lease has an aggregate residual value of approximately $7.2 million as of December 31, 2006.

Rent expense relating to premises and equipment amounted to $37,352, $25,276 and $25,840 for the years ended December 31, 2006, 2005 and 2004, respectively. Also included in these figures is rent expense from short-term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements, are summarized as follows:

2007	$33,460
2008	28,324
2009	23,767
2010	18,481
2011	15,669
2012 - 2026	132,881

Total	$252,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

In January 2006, the Company completed the relocation of its New York City offices from 345 Hudson Street to 55 Water Street. The Company occupies approximately 204,000 square feet under a 20-year lease. The minimum annual commitments under this lease are included in the amounts above. Pursuant to the lease terms, the Company has delivered to the landlord a letter of credit for approximately $9,392 to secure the Company’s performance of its obligations under the lease. The amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010, or remain outstanding beyond October 1, 2008.

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $6.0 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments

The Company has entered into service agreements with vendors to outsource certain services. The terms of the agreements run through 2009, with minimum annual purchase commitments of $10,400, $11,000 and $5,000 in 2007, 2008, and 2009, respectively.

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

During the fourth quarter of 2004, the Company’s Board of Directors authorized, and the Company entered into, an Overnight Share Repurchase program and repurchased 2.5 million shares of the Company’s common stock for approximately $40.2 million. The program was completed in May 2005, at which time the Company received a price adjustment of approximately $2.1 million in the form of 166,161 additional shares. The price adjustment represented the difference between the original share purchase price of $15.75 and the average volume-weighted adjusted share price of $15.00 for the actual purchases made, plus interest. In accordance with this program the Company effected the purchase of 2.7 million shares of common stock at an average price of $14.85 per share.

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. In December 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. During 2005 the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million at an average price of $14.12 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

During the second quarter of 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program described above. In June 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases can be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. In November 2006, the 10b5-1 trading plan was amended to authorize the broker to repurchase up to an additional $15 million of the Company’s common stock. The program may be discontinued at any time.

For the year ended December 31, 2006, the Company repurchased approximately 4.7 million shares of its common stock for approximately $68.6 million (an average price of $14.60 per share). As of December 31, 2006, there was approximately $52.4 million available for share repurchases. Since inception of the Company’s share repurchase program in December 2004 through December 31, 2006, the Company has effected the repurchase of approximately 9.8 million shares of its common stock at an average price of $14.76 per share for an aggregate purchase price of approximately $145.2 million.

Note 17 — Stock Option Plans

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

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans as of December 31, 2006:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plans approved by shareholders:
Stock options	2,564,095	$14.41
Restricted stock and deferred stock units	201,624	(a	)
Restricted stock units	465,833	(a	)
Plan not approved by shareholders:
Stock options	721,825	$12.30
Deferred stock units	515,346	(a	)

Total	4,468,723

(a)	Not applicable

There were no SARs or LSARs outstanding as of December 31, 2006.

The number of securities remaining available for future issuance as of December 31, 2006 is as follows:

Plans approved by shareholders	2,388,104
Plan not approved by shareholders	180,554

Total	2,568,658

The details of the stock option activity for the year ended December 31, 2006 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding at January 1, 2006	4,053,478	$13.57
Granted	379,000	$15.43
Exercised	(975,208)	$12.59
Forfeited	(171,350)	$16.14

Outstanding, as of December 31, 2006	3,285,920	$13.95	$7,571
Exercisable, as of December 31, 2006	2,603,420	$13.63	$7,038

The total intrinsic value of the options exercised during the years ended December 31, 2006, December 31, 2005, and December 31, 2004 were $2,587, $2,701 and $8,443, respectively. The amount of cash received from the exercise of stock options was $12,533, $9,868 and $22,326 for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $157 for the year ended December 31, 2006. The actual tax benefit realized for the tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

deductions from stock option exercises was $999, $1,075 and $3,382 for the years ended December 31, 2006, December 31, 2005, and December 31, 2004, respectively. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $184 for the year ended December 31, 2006.

The following table summarizes weighted-average option exercise price information:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-		Weighted-
	Outstanding	Average	Average	Number	Average
Range of	December 31,	Remaining	Exercise	Exercisable	Exercise
Exercise Prices	2006	Life	Price	December 31, 2006	Price

$ 8.84 - $10.31	210,864	4 years	$9.32	210,864	$9.32
$10.32 - $11.99	260,430	4 years	$10.61	260,430	$10.61
$12.00 - $14.00	1,479,822	4 years	$13.23	1,422,197	$13.20
$14.01 - $15.77	982,050	7 years	$15.16	358,675	$14.94
$15.78 - $22.50	352,754	2 years	$18.84	351,254	$18.85

	3,285,920	4 years	$13.95	2,603,420	$13.63

The following table summarizes information about nonvested stock option awards as of December 31, 2006:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair value

Nonvested stock options at January 1, 2006	523,750	$4.78
Granted	379,000	$5.23
Vested	(158,000)	$4.98
Forfeited	(62,250)	$4.94

Nonvested stock options at December 31, 2006	682,500	$4.97

Total compensation expense recognized in accordance with SFAS 123(R) for stock options that vested during the year ended December 31, 2006 amounted to $523.

Deferred Stock Awards

In 1996, the Company initiated a program for certain key executives, and in 1997 for directors, that provided for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. At December 31, 2006 and December 31, 2005, the amounts included in stockholders’ equity for these units were $5,196 and $6,932, respectively. At December 31, 2006 and December 31, 2005, there were 481,216 and 602,955 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,341 and $2,390 at December 31, 2006 and December 31, 2005, respectively. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At December 31, 2006 and December 31, 2005, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At December 31, 2006 and December 31, 2005, respectively, there were 191,085 and 194,654 deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

As previously disclosed, the Company recognized compensation expense related to deferred stock awards prior to the adoption of SFAS 123(R). Compensation expense related to deferred stock awards amounted to $1,012, $1,336, and $1,165 for the years ended December 31, 2006, 2005, and 2004, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock awards during 2006, 2005 and 2004. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense over the requisite service periods.

A summary of the restricted stock activity for 2006 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair value

Nonvested restricted stock at January 1, 2006	98,668	$14.64
Granted	30,000	$15.33
Vested	(79,881)	$14.61
Forfeited	(4,118)	$15.43

Nonvested restricted stock at December 31, 2006	44,669	$15.09

As previously disclosed, the Company recognized compensation expense related to restricted stock awards prior to the adoption of SFAS 123(R). Compensation expense related to restricted stock awards amounted to $1,064, $456 and $52 for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 unrecognized compensation expense related to restricted stock grants amounted to $481, which will be recognized over a weighted-average period of 1.4 years.

Long-Term Equity Incentive Plan and Restricted Stock Units

The Company’s Board of Directors approved a new Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees can be granted restricted stock units (“RSU”s) at a target level based on certain criteria. In accordance with the LTEIP, the Company granted 532,500 RSUs, with a weighted-average fair value of $13.84 per share, to certain officers and key employees during the year ended December 31, 2006. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two years of the three-year performance cycle. The awards are subject to certain terms and restrictions in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

accordance with the agreements. The weighted-average fair value of the RSUs granted was determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected payment date, which is expected to be in March 2009. The compensation expense related to these grants for certain officers and employees who are eligible for retirement or will become eligible for retirement during the performance cycle is calculated based on the beginning date of the performance period through the ending date of the performance cycle. Compensation expense for all awards is also based on the estimated level of performance achieved as of the reporting period. The Company estimated pre-vesting forfeitures of approximately 12.5% related to these grants.

Compensation expense related to the RSUs amounted to $1,461 in accordance with SFAS 123(R) for the year ended December 31, 2006 based upon performance levels through December 31, 2006. The unrecognized compensation expense related to these grants amounted to approximately $4.4 million, which will be recognized over a weighted-average period of 1.6 years.

The Company’s former Chief Executive Officer, who retired as of December 31, 2006, is eligible to receive approximately 40,000 shares, which in accordance with his agreement is due to be distributed during 2007. The amount of shares to be distributed represents a pro-rata portion of the RSUs granted to him that were earned through his retirement date, based upon the estimated performance level through December 31, 2006. Included in the total compensation expense recognized in 2006 for the RSUs was approximately $551 related to the pro-rata portion of the RSUs to be distributed. In addition, approximately 67,000 RSUs were forfeited upon his retirement. The total number of unvested RSUs as of December 31, 2006 was 432,500, with a weighted average grant date fair value of $13.86.

Note 18 — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,
	2006	2005	2004

Foreign currency translation adjustment	$2,324	$1,590	$38,737
Minimum pension liability adjustment, including initial impact of adopting SFAS 158 (net of tax effect)	(19,505)	(4,045)	(2,870)
Unrealized losses on marketable securities (net of tax effect)	(20)	(20)	(20)

	$(17,201)	$(2,475)	$35,847

During the fourth quarter of 2006, the Company adopted SFAS 158. The initial impact of adopting this provision was a charge to accumulated comprehensive income of approximately $15.5 million, net of tax.

During the third quarter of 2005, the Company recognized cumulative foreign currency translation adjustments relating to BGS of approximately $22.6 million as part of the net gain on sale of discontinued operations.

Note 19 — Segment Information

The Company provides financial print and other services that help companies produce and manage their investor communications and their marketing & business communications — including, but not limited to, regulatory and compliance documents, personalized financial statements, enrollment books and sales collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help our clients compose their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents, and print and distribute the documents, both through the mail and electronically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

During the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation. In addition, the Company changed the name of its Financial Print segment to Financial Communications, to reflect the wide array of services it provides to its clients to create, manage, translate and distribute transactional and compliance-related documents. The services of each of the Company’s segments are described further below:

Financial Communications — transactional financial printing, compliance reporting, mutual fund printing, commercial printing and other services. The services of the Financial Communications segment are marketed throughout the world.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. Therefore, this information is presented in order to reconcile to income (loss) from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) stock-based compensation and supplemental retirement plan expenses which are not directly attributable to the segments (iii) restructuring, integration and asset impairment charges, (iv) gains (losses) and other expenses and income and (v) purchased in-process research and development.

	Years Ended December 31,
	2006	2005	2004

Revenue from external customers:
Financial Communications	$704,422	$625,128	$598,763
Marketing & Business Communications	127,793	41,806	38,650

	$832,215	$666,934	$637,413

Segment profit (loss):
Financial Communications	$102,064	$87,559	$87,660
Marketing & Business Communications	(640)	(7,082)	(11,086)
Corporate/Other (see detail below)	(47,254)	(45,491)	(45,297)

	54,170	34,986	31,277
Depreciation	(25,379)	(25,625)	(25,372)
Amortization	(534)	—	—
Interest	(5,477)	(5,154)	(10,435)

Income (loss) from continuing operations before income taxes	$22,780	$4,207	$(4,530)

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(35,540)	$(28,728)	$(29,600)
Other income (expense), net	3,341	1,537	(40)
Loss on extinguishment of debt	—	—	(8,815)
Loss on sale of marketable securities	—	(7,890)	—
Gain on sale of building	—	—	896
Restructuring charges, integration costs and asset impairment charges	(14,097)	(10,410)	(7,738)
Purchased in-process research and development	(958)	—	—

	$(47,254)	$(45,491)	$(45,297)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Years Ended December 31,
	2006	2005

Assets:
Financial Communications	$323,419	$274,199
Marketing & Business Communications	69,317	23,205
Corporate/Other	119,869	224,472
Assets held for sale	2,796	41,372

	$515,401	$563,248

	Years Ended December 31,
	2006	2005	2004

Capital spending:
Financial Communications	$17,559	$36,071	$14,869
Marketing & Business Communications	10,133	3,031	1,063
Corporate/Other	976	622	1,569

	$28,668	$39,724	$17,501

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2006	2005	2004

Revenue by source:
United States	$649,639	$536,826	$524,983
Canada	89,349	68,004	55,452
Other international, primarily Europe and Asia	93,227	62,104	56,978

	$832,215	$666,934	$637,413

	Years Ended December 31,
	2006	2005

Long-lived assets, net:
United States	$162,880	$159,246
Canada	10,516	11,274
Other international, primarily Europe and Asia	4,499	1,910

	$177,895	$172,430

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

The Company’s second quarter results for 2006 have been adjusted to reflect an immaterial adjustment to its operating results to reflect an increase of $529 for restructuring and integration costs. The effect of this adjustment is an after tax decrease of $269 in income from continuing operations and net income for the three months ended June 30, 2006.

A summary of quarterly financial information for the years ended December 31, 2006 and 2005 is as follows:

		Second
	First	Quarter	Third	Fourth
	Quarter	(as adjusted)	Quarter	Quarter	Full Year

Year Ended December 31, 2006
Revenue	$205,776	$260,269	$175,110	$191,060	$832,215
Gross margin	70,508	93,568	59,220	66,223	289,519
Income (loss) from continuing operations before income taxes	3,488	20,210	(609)	(309)	22,780
Income tax (expense) benefit	(2,023)	(10,034)	905	451	(10,701)

Income from continuing operations	1,465	10,176	296	142	12,079
Income (loss) from discontinued operations, net of tax	72	(3,943)	(12,068)	2,092	(13,847)

Net income (loss)	$1,537	$6,233	$(11,772)	$2,234	$(1,768)

Earnings per share from continuing operations:
Basic	$.05	$.32	$.01	$.00	$.39
Diluted	$.05	$.30	$.01	$.00	$.38
Earnings (loss) per share from discontinued operations:
Basic	$.00	$(.12)	$(.40)	$.08	$(.45)
Diluted	$.00	$(.11)	$(.39)	$.07	$(.44)
Total earnings (loss) per share:
Basic	$.05	$.20	$(.39)	$.08	$(.06)
Diluted	$.05	$.19	$(.38)	$.07	$(.06)
Average shares outstanding:
Basic	32,523	32,191	30,375	29,487	31,143
Diluted	32,904	36,553	30,596	29,954	31,451

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA — (Continued)
(In thousands, except share and per share information, unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2005
Revenue	$159,923	$197,629	$152,337	$157,045	$666,934
Gross margin	58,788	73,993	50,943	54,799	238,523
Income (loss) from continuing operations before income taxes	7,439	14,038	(3,502)	(13,768)	4,207
Income tax (expense) benefit	(4,555)	(8,594)	2,144	6,675	(4,330)

Income (loss) from continuing operations	2,884	5,444	(1,358)	(7,093)	(123)
(Loss) income from discontinued operations, net of tax	(308)	(3,049)	3,691	(815)	(481)

Net income (loss)	$2,576	$2,395	$2,333	$(7,908)	$(604)

Earnings (loss) per share from continuing operations:
Basic	$.08	$.16	$(.04)	$(.21)	$.00
Diluted	$.08	$.15	$(.04)	$(.21)	$.00
(Loss) earnings per share from discontinued operations:
Basic	$(.01)	$(.09)	$.11	$(.03)	$(.02)
Diluted	$(.01)	$(.08)	$.11	$(.03)	$(.02)
Total earnings (loss) per share:
Basic	$.07	$.07	$.07	$(.24)	$(.02)
Diluted	$.07	$.07	$.07	$(.24)	$(.02)
Average shares outstanding:
Basic	34,662	34,927	34,489	33,144	34,251
Diluted	35,355	39,304	34,871	33,593	34,699

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. The Company believes that the financial statements included in this 10-K for the year ended December 31, 2006 fairly present the financial condition and results of operations for the periods presented.

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

The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In accordance with this criteria, Management has excluded the internal controls of the Marketing and Business Communications business that was acquired from Vestcom International Inc. in 2006, in its assessment. The excluded business constituted approximately 13% of total assets as of December 31, 2006 and approximately 15% of total revenue for the year then ended. The exclusion of this business does not impact Management’s overall assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. This assessment also included an evaluation and testing of the additional controls and procedures that were implemented in 2006 to remediate the material weakness related to the Company’s internal controls over accounting for income taxes that was disclosed in 2005. This material weakness is discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2005. As a result of this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Furthermore, management concludes that the material weakness related to accounting for income taxes that was disclosed in 2005 has been remediated.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control Over Financial Reporting.  During 2006, the Company implemented additional controls and procedures related to improving the internal controls over accounting for income taxes. The additional controls and procedures implemented during the quarter ending December 31, 2006 are as follows:

•	The Company hired a Vice President of Finance and Tax in November 2006.

•	The Company began implementing new tax provision and tax compliance software in December 2006.

The Company implemented additional controls and procedures related to improving the internal controls over accounting for income taxes during the first quarter of 2006, these controls and procedures are described in more detail in the Company’s quarterly report on Form 10-Q for the period ended March 31, 2006.

(d) Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bowne & Co., Inc:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A (b)), that Bowne & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowne & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Bowne & Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on, criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Bowne & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded the internal controls of the business acquired from Vestcom International, Inc., which is included in the 2006 consolidated financial statements of the Company and constituted approximately 13% of total assets as of December 31, 2006 and approximately 15% of total revenues for the year then ended. Our audit of internal control over financial reporting of Bowne & Co., Inc. also excluded an evaluation of the internal control over financial reporting of the business referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 14, 2007

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007.

The information required by this Item 10 with respect to the Company’s executive officers appears as Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 10, 2007.

The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference from the information provided under the heading “Committees of the Board” of the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007.

The Company’s Board of Directors has determined that Mr. Douglas B. Fox, Mr. Stephen V. Murphy and Mr. Wendell M. Smith, who serve on the Company’s Audit Committee, are each an “audit committee financial expert” and are “independent”, in accordance with the Sarbanes-Oxley Act of 2002 (“SOX”), Exchange Act Rule 10A-3 and New York Stock Exchange listing requirements.

The Company’s corporate governance guidelines as well as charters for the Company’s Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are available on the Company’s website (www.bowne.com) and are available in print without charge to any shareholder who requests them from the Corporate Secretary.

In accordance with SOX and New York Stock Exchange listing requirements, the Company has adopted a code of ethics that covers its directors, officers and employees including, without limitation, its principal executive officer, principal financial officer, principal accounting officer, and controller. The code of ethics is posted on the Company’s website (www.bowne.com) and is available in print without charge to any shareholder who requests it from the Corporate Secretary. We will disclose on our website amendments to or waivers from our code of ethics applicable to directors or executive officers in accordance with applicable laws and regulations.

The Company has submitted to the New York Stock Exchange the annual CEO certification required by the rules of the New York Stock Exchange. The Company also submitted to the SEC all certifications required under Section 302 and 906 of the Sarbanes-Oxley Act as exhibits to its Form 10-Qs and Form 10-K for fiscal year 2006.

Item 11.	Executive Compensation

Reference is made to the information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information contained under the captions “Principal Stockholders” and “Executive Compensation” in the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 17 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

Reference is made to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Audit Services and Fees” of the Company’s definitive Proxy Statement anticipated to be dated April 10, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Report of Independent Registered Public Accounting Firm	44
Consolidated Statements of Operations — Years Ended December 31, 2006, 2005 and 2004	45
Consolidated Balance Sheets as of December 31, 2006 and 2005	46
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004	47
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2006, 2005 and 2004	48
Notes to Consolidated Financial Statements	49

(2) Financial Statement Schedule — Years Ended December 31, 2006, 2005 and 2004
Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable

(3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan as amended and restated May 25, 2006 (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 11, 2006)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999; amendments to the Plan are further described in Item 9B of the Company’s annual report on Form 10-K for the year ended December 31, 2004)

Exhibit
Number		Description

10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.13	—	Long-Term Performance Plan (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.14	—	Deferred Award Plan (incorporated by reference to Exhibit 10.14 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.15	—	Amended and Restated Stock Plan for Directors (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.16	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.17	—	Credit Agreement, dated as of May 11, 2005, related to $150 million revolving credit facility (incorporated by reference to Exhibit 99.1 in the Company’s current report on Form 8-K dated May 13, 2005
10.18	—	Form of Stock Option Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.19	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.20	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.21	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
10.22	—	Form of Long-Term Equity Incentive Award Agreement under the 1999 Amended and Restated Incentive Compensation Plan (filed herewith)
10.23	—	Amendment to Long-Term Equity Incentive Award Agreement under the 1999 Amended and Restated Incentive Compensation Plan (filed herewith)
10.24	—	Consulting agreement dated December 14, 2006, between the Company and Carl J. Crosetto (filed herewith)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

Exhibit
Number		Description

32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board, President and Chief Executive Officer	March 14, 2007

/s/ John J. Walker (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2007

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	March 14, 2007

/s/ Douglas B. Fox (Douglas B. Fox)	Director	March 14, 2007

/s/ Marcia J. Hooper (Marcia J. Hooper)	Director	March 14, 2007

/s/ Philip E. Kucera (Philip E. Kucera)	Director	March 14, 2007

/s/ Stephen V. Murphy (Stephen V. Murphy)	Director	March 14, 2007

/s/ Gloria M. Portela (Gloria M. Portela)	Director	March 14, 2007

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Director	March 14, 2007

Signature	Title	Date

/s/ Wendell M. Smith (Wendell M. Smith)	Director	March 14, 2007

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	March 14, 2007

/s/ Vincent Tese (Vincent Tese)	Director	March 14, 2007

/s/ Richard R. West (Richard R. West)	Director	March 14, 2007

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

				Column E
Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to	(Deductions)/	Balance at
	Beginning of	Costs and	Additions	End of
Description	Period	Expenses		Period
	(In thousands)

Allowance for doubtful accounts and sales credits:
Year Ended December 31, 2006	$8,552	$10,841	$(13,001)	$6,392
Year Ended December 31, 2005	$8,688	$16,288	$(16,424)	$8,552
Year Ended December 31, 2004	$9,550	$11,598	$(12,460)	$8,688

S-1