Form 10-Q
period 2007-03-31
BOWNE & CO INC
filed 2007-05-09
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☑

The Registrant had 27,586,425 shares of Common Stock outstanding as of May 1, 2007.

Form 10-Q
Item No.	Name of Item	Page

Part I

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	29

Part II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands except per share data)

Revenue	$211,650	$205,776
Expenses:
Cost of revenue	(129,700)	(135,268)
Selling and administrative	(60,138)	(56,030)
Depreciation	(7,004)	(6,866)
Amortization	(333)	(136)
Restructuring charges, integration costs and asset impairment charges	(2,110)	(4,051)

	(199,285)	(202,351)

Operating income	12,365	3,425
Interest expense	(1,322)	(1,294)
Other income, net	279	1,357

Income from continuing operations before income taxes	11,322	3,488
Income tax expense	(1,209)	(2,023)

Income from continuing operations	10,113	1,465
Income from discontinued operations, net of tax	566	72

Net income	$10,679	$1,537

Earnings per share from continuing operations:
Basic	$0.35	$0.05
Diluted	$0.32	$0.05
Earnings per share from discontinued operations:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Total earnings per share:
Basic	$0.37	$0.05
Diluted	$0.34	$0.05
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$10,679	$1,537
Amortization of unrecognized pension adjustments, net of taxes of $304 for 2007	486	—
Foreign currency translation adjustment	548	(1)
Net unrealized (loss) gain from marketable securities during the period, net of taxes of $1 and $4 for 2007 and 2006, respectively	(1)	6

Comprehensive income	$11,712	$1,542

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share information)

ASSETS
Current assets:
Cash and cash equivalents	$28,163	$42,986
Marketable securities	17,231	42,628
Accounts receivable, less allowances of $7,290 (2007) and $6,392 (2006)	178,132	153,016
Inventories	41,853	25,591
Prepaid expenses and other current assets	42,804	33,901
Assets held for sale	2,815	2,796

Total current assets	310,998	300,918
Property, plant and equipment at cost, less accumulated depreciation of $231,499 (2007) and $231,137 (2006)	130,070	132,767
Other noncurrent assets:
Goodwill	34,395	30,521
Intangible assets, less accumulated amortization of $893 (2007) and $552 (2006)	10,856	4,494
Deferred income taxes	33,783	36,588
Other	9,922	10,113

Total assets	$530,024	$515,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$848	$1,017
Accounts payable	59,561	43,333
Employee compensation and benefits	32,771	38,166
Accrued expenses and other obligations	51,451	45,328
Liabilities held for sale	466	683

Total current liabilities	145,097	128,527
Other liabilities:
Long-term debt — net of current portion	76,406	76,492
Deferred employee compensation	49,838	50,154
Deferred rent	21,219	22,199
Other	1,022	1,281

Total liabilities	293,582	278,653

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 42,576,417 shares (2007) and 42,537,617 shares (2006)	426	425
Additional paid-in capital	99,672	98,113
Retained earnings	342,973	333,312
Treasury stock, at cost, 14,832,804 shares (2007) and 14,030,907 shares (2006)	(190,461)	(177,901)
Accumulated other comprehensive loss, net	(16,168)	(17,201)

Total stockholders’ equity	236,442	236,748

Total liabilities and stockholders’ equity	$530,024	$515,401

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$10,679	$1,537
Adjustments to reconcile net income to net cash used in operating activities:
Net income from discontinued operations	(566)	(72)
Depreciation	7,004	6,866
Amortization	333	136
Asset impairment charges	130	2,300
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(26,510)	(50,498)
Net cash used in operating activities of discontinued operations	(1,602)	(2,606)

Net cash used in operating activities	(10,532)	(42,337)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,165)	(5,087)
Purchases of marketable securities	—	(45,100)
Proceeds from the sale of marketable securities and other	25,471	87,962
Acquisition of businesses, net of cash acquired	(12,414)	(30,878)
Net cash used in investing activities of discontinued operations	—	(77)

Net cash provided by investing activities	9,892	6,820

Cash flows from financing activities:
Payment of debt	(260)	(239)
Proceeds from stock options exercised	666	7,773
Payment of dividends	(1,608)	(1,751)
Purchases of treasury stock	(12,981)	(11,432)
Other	—	(113)
Net cash used in financing activities of discontinued operations	—	(50)

Net cash used in financing activities	(14,183)	(5,812)

Net decrease in cash and cash equivalents	(14,823)	(41,329)
Cash and cash equivalents, beginning of period	42,986	96,839

Cash and cash equivalents, end of period	$28,163	$55,510

Cash and cash equivalents for 2006 includes $155 as of the beginning of the period and $117 as of the end of the period related to discontinued operations.

Supplemental Cash Flow Information:
Cash paid for interest	$209	$67

Net cash (refunded) paid for income taxes	$(6,067)	$3,376

Non-cash investing activities:
Leasehold improvements for New York City office paid by landlord	$—	$9,382

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2006. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements have been reclassified to present discontinued operations as described in more detail in Note 3. Operating results for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the full year.

Note 2.	Acquisition

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, the financial print division of St Ives plc, for $8,208 in cash. In February 2007, the Company paid an additional $1,415 to St Ives plc which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition was $9,414, which included acquisition costs of $147 and was net of cash acquired of $356. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $10,546 is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of March 31, 2007. A total of $3,846 has been allocated to goodwill and a total of $6,700 has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $2,674 as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations. This amount is included in the goodwill balance related to this acquisition. As of March 31, 2007, the remaining balance accrued was $1,025.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$356
Accounts receivable, net	2,548
Inventory	510
Other current assets	1,061

Total current assets	4,475
Property, plant and equipment, net	1,368
Goodwill	3,846
Intangible assets	6,700
Other noncurrent assets	124

Total assets acquired	16,513

Current liabilities	(4,483)
Noncurrent liabilities	(2,260)

Total liabilities assumed	(6,743)

Net assets acquired	$9,770

Note 3.	Discontinued Operations and Assets Held For Sale

During the second quarter of 2006, the Company determined that it intended to sell its DecisionQuest® and its JFS Litigators’ Notebook® (“JFS”) businesses. These businesses along with DecisionQuest Discovery Services, the Company’s document scanning and coding business, which was sold in January 2006, were the components of the Company’s litigation solutions business. As a result of these actions, effective with the second quarter of 2006, the litigation solutions business was no longer presented as a separate reportable segment of the Company and the results of operations for these businesses were classified as discontinued operations in the Condensed Consolidated Statement of Operations. The results for the three months ended March 31, 2006 have been reclassified to reflect this presentation.

As discussed in more detail in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company sold its DecisionQuest business in September 2006, its joint venture investment in CaseSoft, Ltd., (“CaseSoft”) in May 2006, and its DecisionQuest Discovery Services business in January 2006. As of March 31, 2007, the JFS business remains classified as held for sale.

In addition, the Company also recorded expenses of $8,218 during the year ended December 31, 2006 related to the estimated costs expected to be incurred in exiting the facilities which were leased by DecisionQuest and Bowne Business Solutions Inc., the Company’s document outsourcing business, which was sold in November 2004. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 related to this liability is $7,524 and $8,023, respectively. As of March 31, 2007 and December 31, 2006, $2,231 and $1,350, respectively, are included in accrued expenses and other obligations and $5,293 and $6,673, respectively, are included in deferred rent and other noncurrent liabilities.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the JFS business have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	March 31,	December 31,
	2007	2006

Accounts receivable, net	$191	$153
Prepaid expenses and other current assets	—	16
Property and equipment, net	14	17
Goodwill and intangible assets, net	2,610	2,610

Total assets held for sale	$2,815	$2,796

Accounts payable and accrued expenses	$466	$683

Total liabilities held for sale	$466	$683

The results of the Company’s discontinued litigation solutions business for the three months ended March 31, 2007 consist of the results of JFS and adjustments to the accrual for exit costs associated with leased facilities formerly occupied by the discontinued businesses. The results for the three months ended March 31, 2006 consist of the results of the Company’s document scanning and coding business until its sale in January 2006 and the results of the DecisionQuest business which includes the Company’s equity share of income from the joint venture investment in CaseSoft. The results are as follows:

	Three Months Ended
	March 31,
	2007	2006

Revenue	$372	$5,917

Income from discontinued operations before income taxes	$129	$118

The Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 include approximately $3,002 and $3,741, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the discontinued globalization business, which was sold in September 2005, as described more fully in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 also include $652 and $1,344, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with Bowne Business Solutions Inc. Income from discontinued operations before income taxes includes adjustments related to the estimated indemnification liabilities associated with the discontinued globalization business of approximately $792 for the three months ended March 31, 2007.

Note 4.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at March 31, 2007 and December 31, 2006 consist primarily of short-term securities including auction rate securities of approximately $17.1 million and $42.5 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28 or 35 days via a Dutch auction.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Stock Repurchase

In accordance with the existing stock repurchase program, as described more fully in Note 16 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company repurchased approximately 0.8 million shares of its common stock for approximately $13.0 million (an average price of $15.53 per share) during the three months ended March 31, 2007. As of March 31, 2007, there was approximately $39.4 million available for share repurchases. Since the inception of the Company’s share repurchase program in December 2004 through March 31, 2007, the Company has repurchased approximately 10.7 million shares of its common stock at an average price of $14.82 per share.

Note 6.	Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company has measured the share-based compensation expense for stock options granted during the three months ended March 31, 2007 and 2006 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $4.23 and $5.27, respectively. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006

Expected dividend yield	1.4%	1.5%
Expected stock price volatility	30.9%	36.4%
Risk-free interest rate	4.5%	4.8%
Expected life of options	4 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the three months ended March 31, 2007 and 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $302 and $281 for the three months ended March 31, 2007 and 2006, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of March 31, 2007, there was approximately $1,876 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Option Plans

The Company maintains four stock incentive plans: a 1992 Plan, a 1997 Plan, a 1999 Plan (which was amended in May 2006) and a 2000 Plan, which are described more fully in Note 17 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of the stock option activity for the three months ended March 31, 2007 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2007	3,285,920	$13.95
Granted	7,709	$15.58
Exercised	(49,250)	$13.53
Forfeited	(5,350)	$15.74

Outstanding as of March 31, 2007	3,239,029	$13.95	$6,851
Exercisable as of March 31, 2007	2,568,070	$13.64	$6,473

The total intrinsic value of the stock options exercised during the three months ended March 31, 2007 and 2006 was $101 and $1,417, respectively. The amount of cash received from the exercise of stock options during the three months ended March 31, 2007 and 2006 was $666 and $7,773, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $19 and $42 for the three months ended March 31, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $35 and $553 for the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes weighted-average option exercise price information as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	210,864	4 years	$9.32	210,864	$9.32
$10.32 - $11.99	260,430	3 years	$10.61	260,430	$10.61
$12.00 - $14.00	1,461,822	3 years	$13.23	1,404,197	$13.21
$14.01 - $15.77	954,759	7 years	$15.19	342,425	$15.01
$15.78 - $22.50	351,154	1 years	$18.84	350,154	$18.85

	3,239,029	4 years	$13.95	2,568,070	$13.64

The following table summarizes information about nonvested stock option awards as of March 31, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2007	682,500	$4.97
Granted	7,709	$4.23
Vested	(15,500)	$5.26
Forfeited	(3,750)	$4.90

Nonvested stock options as of March 31, 2007	670,959	$4.95

Total compensation expense recognized for stock options that vested during the three months ended March 31, 2007 amounted to $8. There were no stock options that vested during the three months ended March 31, 2006.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of March 31, 2007 and December 31, 2006, the amounts included in stockholders’ equity for these units were $5,246 and $5,196, respectively. As of March 31, 2007 and December 31, 2006, there were 488,899 and 481,216 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,256 and $2,341 as of March 31, 2007 and December 31, 2006, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of March 31, 2007 and December 31, 2006, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of March 31, 2007 and December 31, 2006, there were 182,613 and 191,085, respectively, deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $259 and $249 for the three months ended March 31, 2007 and 2006, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company has granted certain senior executives restricted stock awards. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

A summary of the restricted stock activity as of March 31, 2007 is as follows:

Weighted-
Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock as of January 1, 2007	44,669	$15.09
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock as of March 31, 2007	44,669	$15.09

Compensation expense related to restricted stock awards amounted to $109 and $230 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 unrecognized compensation expense related to restricted stock grants amounted to $526, which will be recognized over a weighted-average period of 1.4 years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Equity Incentive Plan and Restricted Stock Units

The Company’s Board of Directors approved a Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees can be granted restricted stock units (“RSUs”) at a target level based on certain criteria. The actual amount of RSUs earned is based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two-years of the three-year performance cycle. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected payment date, which is expected to be in March 2009. The compensation expense related to these grants for certain officers and employees who are eligible for retirement or will become eligible for retirement during the performance cycle is calculated based on the beginning date of the performance period through the ending date of the performance cycle. Compensation expense for all awards is also based on the estimated level of performance achieved as of the reporting period. The Company estimated pre-vesting forfeitures of approximately 12.5% related to these grants.

There were no RSUs granted during the three months ended March 31, 2007. Compensation expense recognized related to the RSUs amounted to $1,262 for the three months ended March 31, 2007 based upon an estimated performance level through the end of the performance period. There was no compensation expense recorded during the three months ended March 31, 2006. The unrecognized compensation expense related to RSU grants amounted to approximately $5,819, which will be recognized over a weighted-average period of 1.5 years. In March 2007, the Company issued 40,000 shares of common stock to the Company’s former Chief Executive Officer who retired as of December 31, 2006. The shares represent the pro rata portion that he was eligible to receive as of his retirement date, in accordance with his LTEIP agreement. Compensation expense related to these shares was recognized during 2006. The total number of unvested RSUs as of March 31, 2007 was 432,500, with a weighted-average grant date fair value of $13.86.

Note 7.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended March 31, 2007 and 2006 excludes the dilutive effect of 627,137 and 758,539 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In addition, the weighted-average diluted shares outstanding for the three months ended March 31, 2007 and 2006 excludes 575,111 and 332,251 stock options, respectively, which had an anti-dilutive effect under the application of the treasury stock method.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), the weighted-average diluted shares outstanding for the three months ended March 31, 2007 includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinate debentures of $577 since the effects are dilutive to the earnings per share calculation for this period. The weighted-average diluted earnings per share for the three months ended March 31, 2006 excludes the effect of the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for that period.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2007	2006

Basic shares	28,756,996	32,523,463
Diluted shares	33,252,896	32,903,942

Note 8.	Inventories

Inventories of $41,853 as of March 31, 2007 included raw materials of $6,773 and work-in-process of $35,080. As of December 31, 2006, inventories of $25,591 included raw materials of $6,185 and work-in-process of $19,406.

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

		Marketing &
	Financial	Business
	Communications	Communications	Total

Balance at January 1, 2007	$16,774	$13,747	$30,521
Goodwill associated with the acquisition of St Ives Financial	3,846	—	3,846
Foreign currency translation adjustment	28	—	28

Balance at March 31, 2007	$20,648	$13,747	$34,395

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$11,724	$887	$5,021	$548
Covenants not-to-compete	25	6	25	4

	$11,749	$893	$5,046	$552

The increase in customer relationships as of March 31, 2007 is primarily attributable to the preliminary allocation of the purchase price related to the acquisition of St Ives Financial as described in more detail in Note 2.

Note 10.	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in transactional financial printing activity. As a result, the Company took several steps over the past several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions and costs associated with closing down and consolidating facilities.

During the first quarter of 2006, the Company recorded restructuring, integration, and asset impairment charges totaling $4,051. These charges included (i) an asset impairment charge related to the consolidation of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing & Business Communications (“MBC”) facilities (ii) severance and integration costs related to the integration of Vestcom International Inc.’s Marketing and Business Communications division into Bowne’s MBC business, and (iii) additional workforce reductions at certain financial communications locations and certain corporate management and administrative functions. Restructuring, integration, and asset impairment charges totaled $14,097 for the year ended December 31, 2006.

During the first quarter of 2007, the Company continued to implement further cost reductions. Restructuring, integration, and asset impairment charges included (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional workforce reductions, (iii) facility exit costs related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (iv) an asset impairment charge related to vacating the Company’s Philadelphia facility. These actions resulted in restructuring, integration, and asset impairment costs totaling $2,110 for three months ended March 31, 2007.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended March 31, 2007:

	Severance
	and
	Personnel-	Occupancy	Asset
	Related Costs	Costs	Impairments	Other	Total

Financial Communications	$1,066	$511	$130	$312	$2,019
Marketing & Business Communications	—	—	—	54	54
Corporate/Other	37	—	—	—	37

Total	$1,103	$511	$130	$366	$2,110

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since December 31, 2005, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2005	$4,023	$4,772	$—	$8,795
2006 expenses	3,598	2,805	5,144	11,547
Paid in 2006	(5,970)	(5,372)	(4,934)	(16,276)

Balance at December 31, 2006	1,651	2,205	210	4,066
2007 expenses	1,103	511	366	1,980
Paid in 2007	(1,492)	(544)	(576)	(2,612)

Balance at March 31, 2007	$1,262	$2,172	$—	$3,434

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2007.

The Company also accrued $2,674 of costs associated with the acquisition of St Ives Financial which were accounted for as part of the cost of the acquisition under the provisions of EITF 95-03. These costs were primarily related to integration costs associated with the acquisition of this business. These costs include estimated severance, facility and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial. The balance remaining on this accrual as of March 31, 2007 was $1,025 and is expected to be paid in 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt

The components of debt at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Convertible subordinated debentures	$75,000	$75,000
Other	2,254	2,509

	$77,254	$77,509

There were no borrowings outstanding under the $150 million five-year senior, unsecured revolving credit facility, which is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of March 31, 2007 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2007. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no balance on this credit facility as of March 31, 2007 or December 31, 2006.

The Company also has various capital lease obligations which are included in long-term debt.

Note 12.	Postretirement Benefits

The Company sponsors a defined benefit pension plan, which covers certain United States employees not covered by union agreements. Benefits are based upon salary and years of service. The Company’s policy is to contribute an amount necessary to meet the ERISA minimum funding requirements. This plan has been closed to new participants effective January 1, 2003. In addition, effective January 1, 2003, benefits for current participants in the plan are computed at a reduced accrual rate for credited service after January 1, 2003, except for certain employees who continue to accrue benefits under the pre-January 1, 2003 formula if they satisfy certain age and years of service requirements. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. The defined benefit pension plan and SERP are described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ending December 31, 2006. Also, certain non-union international employees are covered by other retirement plans.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Service cost	$1,705	$1,658	$160	$98
Interest cost	2,026	1,781	266	298
Expected return on plan assets	(2,379)	(1,993)	—	—
Amortization of transition (asset) liability	(80)	(80)	8	25
Amortization of prior service cost	95	79	430	385
Amortization of actuarial loss	88	224	249	236

Net periodic cost of defined benefit plans	1,455	1,669	1,113	1,042
Union plans	102	86	—	—
Other retirement plans	521	550	—	—

Total cost	$2,078	$2,305	$1,113	$1,042

The amortization of transition (asset)/liability, prior service cost and actuarial loss for the three months ended March 31, 2007, included in the above table, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

As discussed in more detail in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ending December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” during the fourth quarter of 2006.

The Company will record the plans’ funded status as of December 31, 2007, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2007.

Note 13.	Income Taxes

In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize uncertain tax positions in our financial statements based on a more-likely-than-not recognition threshold as of the date of adoption. As a result of adopting FIN 48 the Company recognized a $590 decrease to its unrecognized tax benefits, which is reflected as an adjustment to retained earnings as of January 1, 2007.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. Any prospective adjustments to these unrecognized tax benefits will be recorded as a change to the Company’s provision for income taxes and would impact our effective tax rate. The total gross amount of unrecognized tax benefits as of March 31, 2007 is $10,428, including estimated interest and penalties of $1,296. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the three months ended March 31, 2007. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision.

The Company files income tax returns in the U.S. federal jurisdiction, various state and local and foreign jurisdictions. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax position and a significant amount of time may elapse before an uncertain tax position is finally resolved. The Company recognizes tax benefits for uncertain tax positions which it believes are more-likely-than-not to be sustained based on the known facts at that point in time. The Company adjusts these tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter may result in recognition of a previously unrecognized tax benefit as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution.

The Company’s U.S. federal income tax returns for 2002 through 2004 are in the process of being audited by the Internal Revenue Service (“IRS”). The IRS finalized its audit of the Company’s 2001 income tax return earlier this year. During the first quarter of 2007, the Company was notified that its 2005 U.S. federal income tax return will also be audited. We do not anticipate that the resolution of the open audits for 2002 through 2004 tax years or potential findings related to the audit of the 2005 tax year will significantly impact our financial statements. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times. Our foreign jurisdictions do not have any active income tax audits in process as of March 31, 2007.

Income tax expense for the three months ended March 31, 2007 was $1,209 on pre-tax income from continuing operations of $11,322 compared to $2,023 on pre-tax income from continuing operations of $3,488 for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was 10.7%, which was significantly lower than the effective tax rate for the three months ended March 31, 2006 of 58.0%, primarily due to tax benefits of approximately $2,463 related to a refund of federal income taxes and interest as a result of the completion of an IRS audit and the amendment of our 2001 federal income tax return, and a related reduction in unrecognized tax benefits of $1,131.

Note 14.	Segment Information

The Company provides financial print and other services that help companies produce and manage their investor communications and their marketing & business communications including, but not limited to, regulatory and compliance documents, personalized financial statements, enrollment books and sales collateral. The Company’s services span the entire document lifecycle and involve both electronic and printed media. The Company helps its clients compose their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents and print and distribute the documents, both through the mail and electronically.

During the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services which are not directly attributable to the segments in the “Corporate/Other” category. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation. The services of each of the Company’s segments are described further below:

Financial Communications — transactional financial printing, compliance reporting, mutual fund printing, commercial printing and other services. The services of the Financial Communications segment are marketed throughout the world.

Marketing & Business Communications — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, pre- and post-enrollment kits, marketing material and direct mail.

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) stock-based compensation and supplemental retirement plan expenses which are not directly attributable to the operating segments (iii) restructuring, integration and asset impairment charges, (iv) gains (losses) and other expenses and income.

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Communications	$176,562	$166,472
Marketing & Business Communications	35,088	39,304

	$211,650	$205,776

Segment profit (loss):
Financial Communications	$28,984	$21,337
Marketing & Business Communications	2,224	2,522
Corporate/Other (see detail below)	(11,227)	(12,075)

	19,981	11,784
Depreciation expense	(7,004)	(6,866)
Amortization expense	(333)	(136)
Interest expense	(1,322)	(1,294)

Income from continuing operations before income taxes	$11,322	$3,488

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(9,396)	$(9,381)
Other income, net	279	1,357
Restructuring charges, integration costs and asset impairment charges	(2,110)	(4,051)

	$(11,227)	$(12,075)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Overview

The Company had strong results for the first quarter of 2007. These results are a direct effect of increased revenue from the Financial Communications segment and the cost saving measures and strategic initiatives implemented by the Company. Diluted earnings per share from continuing operations improved to $0.32 for the first quarter of 2007 compared to $0.05 in the first quarter of 2006. In addition, revenue increased by approximately 3% to $211.7 million for the quarter ended March 31, 2007, from $205.8 million during the same period in 2006.

In January 2007, the Company acquired St Ives Financial, the financial print division of St Ives plc, for approximately $9.6 million in cash, which includes a $1.4 million working capital adjustment. The integration of the St Ives Financial business was substantially completed during the first quarter of 2007. The acquisition expands Bowne’s position in the Public Limited Company market and the European investment management marketplace, where St Ives Financial has a well-established reputation among significant blue-chip clients. The transaction also gives Bowne an immediate presence in Luxembourg and expands the Company’s presence in Philadelphia, an important domestic market. This acquisition is discussed in more detail in Note 2 of the Notes to Condensed Consolidated Financial Statements.

As previously discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, during the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services, which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s results for the three months ended March 31, 2006 have been reclassified to conform to this presentation.

The results of the Company’s two reporting segments are discussed below:

•	Financial Communications: Revenue increased approximately $10.1 million, or 6%, to approximately $176.6 million for the three months ended March 31, 2007 compared to the same period in 2006 and segment profit increased $7.6 million, or 36%, to approximately $29.0 million for the three months ended March 31, 2007 compared to the same period in 2006. The results for the three months ended March 31, 2007 reflect an increase in transactional print revenue of approximately 7% and an increase in non-transactional print revenue of approximately 6% as compared to the same period in 2006.

•	Marketing & Business Communications (“MBC”): The Marketing & Business Communications segment reported revenue of $35.1 million for the three months ended March 31, 2007, as compared to revenue of $39.3 million for the three months ended March 31, 2006. Segment profit for the three months ended March 31, 2007 was $2.2 million, compared to $2.5 million for the same period in 2006.

Items Affecting Comparability

The Company continually reviews its business, manages its costs and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in transactional financial printing activity. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006

Financial Communications	$2,019	$821
Marketing & Business Communications	54	3,171
Corporate/Other	37	59

Total	$2,110	$4,051

After tax impact	$1,298	$2,475
Per share impact	$0.04	$0.08

The charges taken in the three months ended March 31, 2007 primarily represent (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional workforce reductions at certain financial communications locations, (iii) facility exit costs related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (iv) an asset impairment charge related to vacating the Company’s Philadelphia facility. Further discussion of the restructuring, integration and asset impairment activities are included in the segment information, which follows, as well as in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Management evaluates the performance of its operating segments separately to monitor the different factors affecting financial results. Each segment is subject to review and evaluation as management monitors current market conditions, market opportunities and available resources. The performance of each segment is discussed over the next few pages. As previously mentioned, during the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services, which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation.

Management uses segment profit to evaluate the performance of its operating segments. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments.

Three Months ended March 31, 2007 compared to Three Months ended March 31, 2006

Financial Communications

					Quarter Over
	Three Months Ended March 31,				Quarter
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$60,694	34%	$56,812	34%	$3,882	7%
Compliance reporting	52,000	29	46,746	28	5,254	11
Mutual funds	45,349	26	44,449	27	900	2
Commercial	13,635	8	15,365	9	(1,730)	(11)
Other	4,884	3	3,100	2	1,784	58

Total revenue	176,562	100	166,472	100	10,090	6
Cost of revenue	(106,787)	(61)	(108,285)	(65)	1,498	1

Gross margin	69,775	39	58,187	35	11,588	20
Selling and administrative	(40,791)	(23)	(36,850)	(22)	(3,941)	(11)

Segment profit	$28,984	16%	$21,337	13%	$7,647	36%

Other Items:
Depreciation	$(4,635)	(3)%	$(4,461)	(3)%	$(174)	(4)%
Restructuring, integration and asset impairment charges	$(2,019)	(1)%	$(821)	(1)%	$(1,198)	(146)%

Financial Communications revenue increased $10,090, or 6%, for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Approximately $3,651 of the increase in revenue relates to the addition of revenue from the St Ives Financial business. The largest class of service in this segment, transactional financial printing, increased 7% as compared to the three months ended March 31, 2006 primarily due to increased merger and acquisition activity and increased market share during the three months ended March 31, 2007. Compliance reporting revenue increased 11% for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due in part to new SEC regulations and more extensive disclosure requirements. Mutual fund services revenue increased 2% for the three months ended March 31, 2007 compared to the same period in 2006. Commercial revenue decreased slightly for the three months ended March 31, 2007 compared to the same period 2006, primarily due to lower activity levels in 2007. Other revenue increased 58% due primarily to increases in translation services and revenue from virtual data room services.

Revenue from the international markets increased 17% to $35,902 for the three months ended March 31, 2007, compared to $30,793 for the three months ended March 31, 2006. This increase is primarily due to increases in Europe and Asia partly due to the addition of the St Ives Financial business as discussed above. This increase is also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 15% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Gross margin of the Financial Communications segment increased to 39% for the three months ended March 31, 2007 in comparison to a 35% gross margin for the three months ended March 31, 2006. The increase in gross margin was primarily due to the favorable impact of cost saving measures and strategic initiatives implemented by the Company, and the increase in revenue from transactional financial printing, which historically is the Company’s most profitable class of service.

Selling and administrative expenses increased 11% for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Partially offsetting the increase in selling and administrative expenses in 2007 as compared to 2006 were higher facility costs in 2006 due to overlapping lease costs associated with the relocation of the Company’s corporate office and New York City based operations. As a percentage of revenue, selling and administrative expenses increased slightly to 23% for the three months ended March 31, 2007 as compared to 22% for the same period in 2006.

As a result of the foregoing, segment profit (as defined in Note 14 of the Notes to Condensed Consolidated Financial Statements) from the Financial Communications segment increased 36% for the three months ended March 31, 2007 as compared to the same period in 2006 and segment profit as a percentage of revenue increased to approximately 16% for the three months ended March 31, 2007 as compared to 13% for the same period in 2006. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the three months ended March 31, 2007 were $2,019 as compared to $821 for the same period in 2006. The charges incurred during the three months ended March 31, 2007 consisted of (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional workforce reductions, (iii) facility exit costs related to the consolidation of the Company’s facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (iv) an asset impairment charge related to vacating the Company’s Philadelphia facility. The charges incurred during the three months ended March 31, 2006 primarily represent costs related to additional workforce reductions in certain locations.

Marketing & Business Communications

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$35,088	100%	$39,304	100%	$(4,216)	(11)%
Cost of revenue	(27,585)	(79)	(31,592)	(80)	4,007	13

Gross margin	7,503	21	7,712	20	(209)	(3)
Selling and administrative	(5,279)	(15)	(5,190)	(14)	(89)	(2)

Segment profit	$2,224	6%	$2,522	6%	$(298)	(12)%

Other Items:
Depreciation	$(2,140)	(6)%	$(1,836)	(5)%	$(304)	(17)%
Restructuring, integration and asset impairment charges	(54)	—	(3,171)	(8)	3,117	98

Marketing & Business Communications revenue decreased for the three months ended March 31, 2007 as compared to the same period in 2006. The 2006 results included approximately $4.2 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the three months ended March 31, 2006 included approximately $2.3 million of revenue from Vestcom International Inc.’s (“Vestcom”) legacy retail customers that transferred back to Vestcom as part of our transitions services agreement, and other non-recurring revenue. Offsetting the decrease in revenue from 2006 was revenue of approximately $1.1 million in 2007 related to projects within the insurance industry as a result of the acquisition of St Ives Financial. Adjusted for these amounts, revenue increased approximately $1.2 million, or 4%. The gross margin for the three months ended March 31, 2007 improved slightly to 21% up from 20% for the same period in 2006 primarily due to the integration of the workforces of Vestcom’s Marketing and Business Communications business with Bowne and the elimination of costs as a result of the consolidation of the production facilities in New Jersey.

Selling and administrative expenses increased slightly for the three months ended March 31, 2007 as compared to the comparable 2006 period primarily due to an increase in bonus expenses in 2007. This increase was partially offset by a decrease in labor expenses as a result of the integration of the workforces related to the acquisition of

Vestcom’s Marketing and Business Communications business. As a percentage of revenue, selling and administrative expenses increased by one percentage point to 15% which is primarily attributed to the decrease in revenue.

As a result of the foregoing, segment profit (as defined in Note 14 of the Notes to Condensed Consolidated Financial Statements) for this segment decreased approximately 12% for the three months ended March 31, 2007 as compared to 2006 while segment profit as a percentage of revenue remained constant at 6% for the three months ended March 31, 2007 and 2006. Refer to Note 14 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $54 for the three months ended March 31, 2007 as compared to $3,171 for the quarter ended March 31, 2006. The costs incurred in 2007 were primarily related to integration costs associated with the acquisition of St Ives Financial. The costs incurred during 2006 were primarily related to an impairment charge of $2,300 related to the consolidation of MBC facilities and severance and integration costs associated with the integration of the workforces of Vestcom and Bowne.

Summary

Overall revenue increased $5,874, or 3%, to $211,650 for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment and the addition of revenue resulting from the acquisition of the St Ives Financial business. Offsetting the increase in revenue from the Financial Communications segment was a decrease in revenue from the Marketing & Business Communications segment for the three months ended March 31, 2007 as compared to March 31, 2006. Gross margin increased $11,442, or 16%, for the three months ended March 31, 2007 as compared to the same period in 2006 and the gross margin percentage increased approximately five percentage points to 39% for the three months ended March 31, 2007. The increase in gross margin percentage is primarily due to the favorable impact of the cost saving measures and strategic initiatives implemented by the Company within the Financial Communications segment.

Selling and administrative expenses on a company-wide basis increased $4,108, or 7%, to $60,138 for the three months ended March 31, 2007 as compared to the same period in 2006. The increase is primarily due to an increase in expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and increased compensation expense related to long-term equity incentive compensation. Offsetting the increase were higher facility related expenses in 2006 as compared to 2007 due to the relocation of the Company’s corporate office and New York City based operations and higher professional fees in 2006. Shared corporate expenses were $9,396 for the three months ended March 31, 2007, as compared to $9,381 for the same period in 2006. As a percentage of revenue, overall selling and administrative expenses increased by one percentage point to 28% for the three months ended March 31, 2007 as compared to the same period in 2006.

Depreciation expense remained constant for the three months ended March 31, 2007 as compared to the same period in 2006.

There were $2,110 in restructuring, integration and asset impairment charges during the three months ended March 31, 2007, as compared to $4,051 in the same period in 2006, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Other income decreased $1,078 for the three months ended March 31, 2007 as compared to the same period in 2006 primarily due to a decrease in interest income received from the Company’s investments in short-term marketable securities due to a decrease in the average balance of interest bearing cash and short-term marketable securities in 2007 as compared to 2006.

Income tax expense for the three months ended March 31, 2007 was $1,209 on pre-tax income from continuing operations of $11,322 compared to $2,023 on pre-tax income from continuing operations of $3,488 for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was 10.7%, which was significantly lower than the effective tax rate for the three months ended March 31, 2006 of 58.0% primarily due to tax benefits of $2,463 related to a refund of federal income taxes and interest as a result of the completion of an IRS audit and the amendment of our 2001 federal income tax return, and a related reduction in unrecognized tax benefits of $1,131.

The 2007 results from discontinued operations include the operations of JFS and adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include the operating results of DecisionQuest, the operating results of JFS and the operating results of the document scanning and coding business until its sale in January 2006.

As a result of the foregoing, net income for the three months ended March 31, 2007 was $10,679 as compared to a net income of $1,537 for the three months ended March 31, 2006.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic and international components of income from continuing operations before income taxes for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006

Domestic (United States)	$9,420	$4,665
International	1,902	(1,177)

Income from continuing operations before taxes	$11,322	$3,488

The increase in domestic pre-tax income from continuing operations is primarily due to increased revenue and the favorable impact of the cost savings initiatives taken in the Financial Communications segment and a decrease in restructuring and integration charges related to domestic locations for the three months ended March 31, 2007 as compared to the same period in 2006. The domestic results of operations for 2006 were burdened with significant integration costs associated with the acquisition of Vestcom’s Marketing and Business Communications business. International pre-tax income from continuing operations increased for the three months ended March 31, 2007, compared to a loss from continuing operations for the same period in 2006 primarily due to increases in revenue in Europe and Asia.

Liquidity and Capital Resources

	March 31,
Liquidity and Cash Flow Information:	2007	2006

Working capital	$165,901	$206,498
Current ratio	2.14:1	2.41:1
Net cash used in operating activities (for the three months ended)	$(10,532)	$(42,337)
Net cash provided by investing activities (for the three months ended)	$9,892	$6,820
Net cash used in financing activities (for the three months ended)	$(14,183)	$(5,812)
Capital expenditures	$(3,165)	$(5,087)
Acquisitions, net of cash acquired	$(12,414)	$(30,878)
Days sales outstanding	76 days	73 days

Overall working capital decreased approximately $40.6 million as of March 31, 2007 as compared to March 31, 2006. The decrease in working capital is primarily attributable to a decrease in cash and marketable securities of approximately $57.7 million, which is the result of: (i) cash used to repurchase shares of the Company’s common stock, (ii) the Company’s contribution of $10.2 million to its pension plan in September 2006, (iii) cash used for capital expenditures, (iv) cash used to pay restructuring and integration related expenses associated with the acquisition of Vestcom’s Marketing and Business Communications business in 2006, and (v) cash used in the acquisition of St Ives Financial during the first quarter of 2007 and a $3.0 million payment related to the acquisition of certain technology assets of PLUM Computer Consulting, Inc. Offsetting the decrease in cash and marketable securities as of March 31, 2007 as compared to March 31, 2006 is the increase in accounts receivable due to higher revenue during the three months ended March 31, 2007, the increase in the days sales outstanding as of March 31, 2007, and partially due to the acquisition of the St Ives Financial business.

For the three months ended March 31, 2007, the Company repurchased 835,876 shares of its common stock for approximately $13.0 million (an average price of $15.53 per share) in accordance with its share repurchase program that is described more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2007, there was approximately $39.4 million available for share repurchases. Since the inception of the Company’s share repurchase program in December 2004 through March 31, 2007, the Company has repurchased approximately 10.7 million shares of its common stock at an average price of $14.82 per share. Subsequent to March 31, 2007, the Company has repurchased an additional 228,880 shares of its common stock under this plan for approximately $3.7 million (an average price of $16.19).

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of March 31, 2007. The facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of March 31, 2007.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, meet its debt service requirements and provide for repurchases of the Company’s common stock under the aforementioned stock repurchase program. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Days sales outstanding increased to 76 days as of March 31, 2007 from 73 days as of March 31, 2006. The Company had net cash used in operating activities of $10,532 and $42,337 for the three months ended March 31, 2007 and 2006, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2007 as compared to the same period in 2006 is primarily the result of a decrease in cash used to pay accrued bonuses during the quarter ending March 31, 2007 as compared to the same period in 2006, the funding of costs related to the Company’s relocation of its corporate office and New York City based operations during the first quarter of 2006, a net refund of income taxes during the quarter ending March 31, 2007 of $6,067 as compared to cash payments for income taxes of $3,376 during 2006, and a decrease in the change in accounts receivable for the first quarter of 2007 as compared to the same period in 2006. Overall, cash used in operating activities decreased by $31,805 from March 31, 2006 to March 31, 2007.

Net cash provided by investing activities was $9,892 for the three months ended March 31, 2007 as compared to $6,820 for the three months ended March 31, 2006. The increase in net cash provided by investing activities from 2006 to 2007 was primarily due to the decrease in cash used for acquisitions in 2007 as compared to 2006. The results for 2006 include the net cash used in the acquisition of Vestcom’s Marketing and Business Communications division of approximately $30,878, as compared to cash used for acquisitions in 2007 of approximately $12,414, which consists of the acquisition of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM Computer Consulting Inc. In addition, there was a slight decrease in capital expenditures for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Capital expenditures for the three months ended March 31, 2007 were $3,165 as compared to $5,087 for the same period in 2006. Offsetting these decreases in cash used in investing activities was the net sale of marketable securities of $25,400 in 2007 as compared to $43,000 in 2006.

Net cash used in financing activities was $14,183 and $5,812 for the three months ended March 31, 2007 and 2006, respectively. The increase in net cash used in financing activities in 2007 as compared to 2006 primarily resulted from a decrease in the cash received from the exercise of stock options during the three months ended March 31, 2007 as compared to the same period in 2006 and a slight increase in the repurchase of the Company’s common stock during the three months ended March 31, 2007 as compared to same period in 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in 2007. The Company adopted FIN 48 in January 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in financial statements. Under FIN 48, the Company will recognize tax benefits from uncertain tax positions only when it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized for such positions are measured based on that level of benefit that has a greater than fifty percent likelihood of being effectively settled. The impact of adopting FIN 48 resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits which is reflected as an adjustment to retained earnings as of January 1, 2007. The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. The total gross amount of unrecognized tax benefits as of March 31, 2007 is $10,428, including estimated interest and penalties of $1,296. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the three months ended March 31, 2007. The adoption of FIN 48 is discussed in more detail in Note 13 of the Notes to Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact this standard may have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company is currently evaluating the impact this standard may have on its financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations and revolving credit agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the three months ended March 31, 2007, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of March 31, 2007 therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the three months ended March 31, 2007.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial communications operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $548 and $1 in its Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2007 and 2006, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $17.2 million as of March 31, 2007, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

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

As of the end of the period covered by this report, the Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion.

(b) Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Common Stocks:

The following table provides information with respect to the repurchase of shares of the Company’s common stock by or on behalf of the Company, in accordance with the stock repurchase program, for the quarter ended March 31, 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
		(In thousands, except per share data)

January 1, 2007 to January 31, 2007	286	$15.63	286	$47,900
February 1, 2007 to February 28, 2007	213	$15.54	213	$44,600
March 1, 2007 to March 31, 2007	337	$15.44	337	$39,400

Total	836	$15.53	836

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2007

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 9, 2007