Form 10-Q
period 2007-06-30
BOWNE & CO INC
filed 2007-08-08
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The Registrant had 28,098,486 shares of Common Stock outstanding as of August 1, 2007.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands except per share data)

Revenue	$261,886	$260,269
Expenses:
Cost of revenue	(161,720)	(166,701)
Selling and administrative	(60,604)	(58,970)
Depreciation	(7,003)	(6,303)
Amortization	(462)	(135)
Restructuring charges, integration costs and asset impairment charges	(7,938)	(6,145)
Purchased in-process research and development	—	(1,001)

	(237,727)	(239,255)

Operating income	24,159	21,014
Interest expense	(1,382)	(1,451)
Other income, net	242	647

Income from continuing operations before income taxes	23,019	20,210
Income tax expense	(7,236)	(10,034)

Income from continuing operations	15,783	10,176
Loss from discontinued operations, net of tax	(86)	(3,943)

Net income	$15,697	$6,233

Earnings per share from continuing operations:
Basic	$0.56	$0.32
Diluted	$0.49	$0.30
Loss per share from discontinued operations:
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.11)
Total earnings per share:
Basic	$0.56	$0.20
Diluted	$0.49	$0.19
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands except per share data)

Revenue	$473,536	$466,045
Expenses:
Cost of revenue	(291,420)	(301,969)
Selling and administrative	(120,742)	(115,001)
Depreciation	(14,007)	(13,169)
Amortization	(795)	(271)
Restructuring charges, integration costs and asset impairment charges	(10,048)	(10,196)
Purchased in-process research and development	—	(1,001)

	(437,012)	(441,607)

Operating income	36,524	24,438
Interest expense	(2,704)	(2,745)
Other income, net	521	2,005

Income from continuing operations before income taxes	34,341	23,698
Income tax expense	(8,445)	(12,057)

Income from continuing operations	25,896	11,641
Income (loss) from discontinued operations, net of tax	480	(3,871)

Net income	$26,376	$7,770

Earnings per share from continuing operations:
Basic	$0.91	$0.36
Diluted	$0.81	$0.34
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.12)
Diluted	$0.02	$(0.10)
Total earnings per share:
Basic	$0.93	$0.24
Diluted	$0.83	$0.24
Dividends per share	$0.11	$0.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$15,697	$6,233
Amortization of unrecognized pension adjustments, net of taxes of $305 for 2007	487	—
Foreign currency translation adjustment	3,157	1,450
Net unrealized loss from marketable securities during the period, net of taxes of $- and $1 for 2007 and 2006, respectively	—	(2)

Comprehensive income	$19,341	$7,681

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$26,376	$7,770
Amortization of unrecognized pension adjustments, net of taxes of $609 for 2007	973	—
Foreign currency translation adjustment	3,705	1,449
Net unrealized (loss) gain from marketable securities during the period, net of taxes of $1 and $3 for 2007 and 2006, respectively	(1)	4

Comprehensive income	$31,053	$9,223

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$32,346	$42,986
Marketable securities	15,728	42,628
Accounts receivable, less allowances of $6,489 (2007) and $6,392 (2006)	204,239	153,016
Inventories	27,384	25,591
Prepaid expenses and other current assets	44,118	33,901
Assets held for sale	2,970	2,796

Total current assets	326,785	300,918
Property, plant and equipment at cost, less accumulated depreciation of $238,508 (2007) and $231,137 (2006)	124,448	132,767
Other noncurrent assets:
Goodwill	34,994	30,521
Intangible assets, less accumulated amortization of $1,352 (2007) and $552 (2006)	10,431	4,494
Deferred income taxes	31,807	36,588
Other	9,077	10,113

Total assets	$537,542	$515,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$859	$1,017
Accounts payable	40,434	43,333
Employee compensation and benefits	37,999	38,166
Accrued expenses and other obligations	49,474	45,328
Liabilities held for sale	740	683

Total current liabilities	129,506	128,527
Other liabilities:
Long-term debt — net of current portion	76,155	76,492
Deferred employee compensation	51,670	50,154
Deferred rent	17,513	22,199
Other	711	1,281

Total liabilities	275,555	278,653

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,105,782 shares (2007) and 42,537,617 shares (2006)	431	425
Additional paid-in capital	110,125	98,113
Retained earnings	357,208	333,312
Treasury stock, at cost, 14,936,831 shares (2007) and 14,030,907 shares (2006)	(193,253)	(177,901)
Accumulated other comprehensive loss, net	(12,524)	(17,201)

Total stockholders’ equity	261,987	236,748

Total liabilities and stockholders’ equity	$537,542	$515,401

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$26,376	$7,770
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) loss from discontinued operations	(480)	3,871
Depreciation	14,007	13,169
Amortization	795	271
Purchased in-process research and development	—	1,001
Asset impairment charges	3,393	2,300
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(44,302)	(84,309)
Net cash used in operating activities of discontinued operations	(2,958)	(708)

Net cash used in operating activities	(3,169)	(56,635)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,942)	(13,665)
Purchases of marketable securities	(9,600)	(50,600)
Proceeds from the sale of marketable securities and other	36,602	97,337
Acquisition of businesses, net of cash acquired	(12,588)	(32,746)
Net cash provided by investing activities of discontinued operations	—	12,302

Net cash provided by investing activities	3,472	12,628

Cash flows from financing activities:
Payment of debt	(548)	(448)
Proceeds from stock options exercised	10,780	9,350
Payment of dividends	(3,070)	(3,445)
Purchases of treasury stock	(18,726)	(34,885)
Other	621	(12)
Net cash used in financing activities of discontinued operations	—	(100)

Net cash used in financing activities	(10,943)	(29,540)

Net decrease in cash and cash equivalents	(10,640)	(73,547)
Cash and cash equivalents, beginning of period	42,986	96,839

Cash and cash equivalents, end of period	$32,346	$23,292

Cash and cash equivalents for 2006 includes $155 as of the beginning of the period and $284 as of the end of the period related to discontinued operations.
Supplemental Cash Flow Information:
Cash paid for interest	$2,389	$2,330

Net cash (refunded) paid for income taxes	$(987)	$6,602

Non-cash investing activities:
Leasehold improvements for New York City office paid by landlord	$—	$9,382

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2006. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements reflect discontinued operations as described in more detail in Note 3. Operating results for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the full year.

Note 2.	Acquisition

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, the financial print division of St Ives plc, for $8,208 in cash. In February 2007, the Company paid an additional $1,415 to St Ives plc, which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition was $9,588, which included acquisition costs of $321 and was net of cash acquired of $356. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $10,843 is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of June 30, 2007. A total of $4,143 has been allocated to goodwill and a total of $6,700 has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $2,809 as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations. This amount is included in the goodwill balance related to this acquisition. As of June 30, 2007, the remaining balance accrued was $140.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$356
Accounts receivable, net	2,548
Inventory	539
Other current assets	1,061

Total current assets	4,504
Property, plant and equipment, net	1,368
Goodwill	4,143
Intangible assets	6,700
Other noncurrent assets	124

Total assets acquired	16,839

Current liabilities	(4,635)
Noncurrent liabilities	(2,260)

Total liabilities assumed	(6,895)

Net assets acquired	$9,944

Note 3.	Discontinued Operations and Assets Held For Sale

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

As discussed in more detail in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company sold its DecisionQuest business in September 2006, its joint venture investment in CaseSoft, Ltd., (“CaseSoft”) in May 2006, and its DecisionQuest Discovery Services business in January 2006. As of June 30, 2007, the JFS business remains classified as held for sale.

In addition, the Company also recorded expenses of $8,218 during the year ended December 31, 2006 related to the estimated costs expected to be incurred in exiting the facilities, which were leased by DecisionQuest and Bowne Business Solutions Inc., the Company’s document outsourcing business, which was sold in November 2004. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Condensed Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006 related to this liability is $6,671 and $8,023, respectively. As of June 30, 2007 and December 31, 2006, $1,633 and $1,350, respectively, are included in accrued expenses and other obligations and $5,038 and $6,673, respectively, are included in deferred rent and other noncurrent liabilities.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the JFS business have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	June 30,	December 31,
	2007	2006

Accounts receivable, net	$343	$153
Prepaid expenses and other current assets	6	16
Property and equipment, net	11	17
Goodwill and intangible assets, net	2,610	2,610

Total assets held for sale	$2,970	$2,796

Accounts payable and accrued expenses	$740	$683

Total liabilities held for sale	$740	$683

The results of the Company’s discontinued litigation solutions business for the three and six months ended June 30, 2007 consist of the results of JFS and adjustments to the accrual for exit costs associated with leased facilities formerly occupied by the discontinued businesses. The results for the three and six months ended June 30, 2006 consist of the results of JFS, DecisionQuest, including the Company’s equity share of income (loss) from the joint venture investment in CaseSoft until its sale in May 2006, and the realized gain from the sale of CaseSoft. In addition, during the quarter ended June 30, 2006 the Company booked an impairment charge of $13,334 related to the DecisionQuest business as a result of the sale of CaseSoft. The results for the six months ended June 30, 2006 also include the results of the Company’s document scanning and coding business until its sale in January 2006. The results are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$312	$6,469	$684	$12,386

(Loss) income from discontinued operations before income taxes	$(29)	$(3,464)	$100	$(3,346)

The Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 include approximately $2,607 and $3,741, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the discontinued globalization business, which was sold in September 2005, as described more fully in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 also include $624 and $1,344, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with Bowne Business Solutions Inc. Income from discontinued operations before income taxes includes adjustments related to the estimated indemnification liabilities associated with the discontinued globalization business of approximately $681 for the six months ended June 30, 2007.

Note 4.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at June 30, 2007 and December 31, 2006 consist primarily of short-term securities including auction rate securities of approximately $15.6 million and $42.5 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28 or 35 days via a Dutch auction.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Stock Repurchase

In accordance with the existing stock repurchase program, as described more fully in Note 16 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company repurchased approximately 0.3 million shares of its common stock for approximately $5.7 million (an average price of $17.20 per share) during the three months ended June 30, 2007 and for the six months ended June 30, 2007 the Company repurchased approximately 1.2 million shares of its common stock for approximately $18.7 million (an average price of $16.01 per share). As of June 30, 2007, there was approximately $33.0 million available for share repurchases. Since the inception of the Company’s share repurchase program in December 2004 through June 30, 2007, the Company has repurchased approximately 11.0 million shares of its common stock for approximately $164.0 million, an average price of $14.89 per share.

Note 6.	Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company has measured the share-based compensation expense for stock options granted during the six months ended June 30, 2007 and 2006 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2007 was $5.30 and $5.01, respectively. The company did not grant any stock options during the three months ended June 30, 2006. The weighted-average fair value of stock options granted during the six months ended June 30, 2006 was $5.27. The weighted-average fair values were calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006		2007	2006

Expected dividend yield	1.3%		*	1.3%	1.5%
Expected stock price volatility	32.9%		*	32.3%	36.4%
Risk-free interest rate	4.7%		*	4.6%	4.8%
Expected life of options	5 years		*	5 years	5 years

*	There were no stock options granted during the three months ended June 30, 2006.

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the three and six months ended June 30, 2007 and 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $303 and $605 for the three and six months ended June 30, 2007, respectively, and $278 and $559 for the three and six months ended June 30, 2006, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of June 30, 2007, there was approximately $1,671 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.6 years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

The Company maintains four stock incentive plans: a 1992 Plan, a 1997 Plan, a 1999 Plan (which was amended in May 2006) and a 2000 Plan, which are described more fully in Note 17 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued common shares.

The details of the stock option activity for the six months ended June 30, 2007 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2007	3,285,920	$13.95
Granted	7,709	$15.58
Exercised	(49,250)	$13.53
Forfeited	(5,350)	$15.74

Outstanding as of March 31, 2007	3,239,029	$13.95
Granted	21,061	$16.89
Exercised	(672,415)	$13.68
Forfeited	(6,000)	$17.63

Outstanding as of June 30, 2007	2,581,675	$14.16	$13,936
Exercisable as of June 30, 2007	1,907,530	$13.77	$11,067

The total intrinsic value of the options exercised during the three and six months ended June 30, 2007 was $3,883 and $3,984, respectively, and $307 and $1,724 for the three and six months ended June 30, 2006, respectively. The amount of cash received from the exercise of stock options was $10,780 and $9,350 for the six months ended June 30, 2007 and 2006, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $20 and $39 for the three and six months ended June 30, 2007, respectively, and $39 and $81 for the three and six months ended June 30, 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1,495 and $1,530 for the three and six months ended June 30, 2007, respectively, and $119 and $672 for the three and six months ended June 30, 2006, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $621 and $101 for the six months ended June 30, 2007 and 2006, respectively.

The following table summarizes weighted-average option exercise price information as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	195,614	4 years	$9.36	195,614	$9.36
$10.32 - $11.99	163,782	3 years	$10.61	163,782	$10.61
$12.00 - $14.00	1,009,194	3 years	$13.27	969,444	$13.24
$14.01 - $15.77	909,670	6 years	$15.23	282,336	$15.06
$15.78 - $22.50	303,415	1 years	$18.91	296,354	$18.91

	2,581,675	4 years	$14.16	1,907,530	$13.77

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock option awards as of June 30, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2007	682,500	$4.97
Granted	7,709	$4.23
Vested	(15,500)	$5.26
Forfeited	(3,750)	$4.90

Nonvested stock options as of March 31, 2007	670,959	$4.95
Granted	21,061	$5.30
Vested	(16,875)	$4.23
Forfeited	(1,000)	$3.92

Nonvested stock options as of June 30, 2007	674,145	$4.99

Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2007 amounted to $11 and $19, respectively. Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2006 amounted to $57.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of June 30, 2007 and December 31, 2006, the amounts included in stockholders’ equity for these units were $5,397 and $5,196, respectively. As of June 30, 2007 and December 31, 2006, there were 487,666 and 481,216 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,234 and $2,341 as of June 30, 2007 and December 31, 2006, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of June 30, 2007 and December 31, 2006, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of June 30, 2007 and December 31, 2006, there were 180,381 and 191,085, respectively, deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $279 and $538 for the three and six months ended June 30, 2007, respectively and $229 and $478 for the three and six months ended June 30, 2006, respectively.

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

Compensation expense related to restricted stock awards amounted to $108 and $217 for the three and six months ended June 30, 2007, respectively, and $223 and $453 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007 unrecognized compensation expense related to restricted stock grants amounted to $417, which will be recognized over a weighted-average period of 1.4 years. As of June 30, 2007 there were 44,669 unvested shares of restricted stock outstanding with a weighted-average grant date fair value of $15.09. There were no shares granted or vested during the six months ended June 30, 2007.

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

The Company granted 15,000 RSUs during the three and six months ended June 30, 2007. Compensation expense recognized related to RSUs amounted to $1,044 and $2,306 for the three and six months ended June 30, 2007, respectively, based upon an estimated performance level through the end of the performance cycle. There was no compensation expense recorded during the three or six months ended June 30, 2006. The unrecognized compensation expense related to RSU grants amounted to approximately $5,757, which will be recognized over a weighted-average period of 1.4 years. In March 2007, the Company issued 40,000 shares of common stock to the Company’s former Chief Executive Officer who retired as of December 31, 2006. The shares represent the pro rata portion that he was eligible to receive as of his retirement date, in accordance with his LTEIP agreement. Compensation expense related to these shares was recognized during 2006. The total number of unvested RSUs as of June 30, 2007 was 447,500, with a weighted-average grant date fair value of $13.92.

Note 7.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2007 and 2006 excludes the dilutive effect of 365,284 and 810,896 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods and also excludes 307,379 and 273,522 stock options, respectively, which have an anti-dilutive effect under the application of the treasury stock method. The weighted-average diluted shares outstanding for the six months ended June 30, 2007 and 2006 excludes the dilutive effect of 395,336 and 754,244 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods and also excludes 351,629 and 320,252 stock options, respectively, which have an anti-dilutive effect under the application of the treasury stock method.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” the weighted-average diluted shares outstanding for the three and six months ended June 30, 2007 and 2006 includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinate debentures of $577 and $572 for the three months ended June 30, 2007 and 2006, respectively, and $1,154 and $1,144 for the six months ended June 30, 2007 and 2006, respectively, since the effects are dilutive to the earnings per share calculation for these periods.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	June 30,
	2007	2006

Basic shares	28,384,122	32,191,262
Diluted shares	33,171,242	36,552,550

	Six Months Ended
	June 30,
	2007	2006

Basic shares	28,570,559	32,357,733
Diluted shares	33,208,673	36,774,228

Note 8.	Inventories

Inventories of $27,384 as of June 30, 2007 included raw materials of $5,928 and work-in-process of $21,456. As of December 31, 2006, inventories of $25,591 included raw materials of $6,185 and work-in-process of $19,406.

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

		Marketing &
	Financial	Business
	Communications	Communications	Total

Balance at January 1, 2007	$16,774	$13,747	$30,521
Goodwill associated with the acquisition of St Ives Financial	4,143	—	4,143
Foreign currency translation adjustment	330	—	330

Balance at June 30, 2007	$21,247	$13,747	$34,994

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$11,758	$1,344	$5,021	$548
Covenants not-to-compete	25	8	25	4

	$11,783	$1,352	$5,046	$552

The increase in customer relationships as of June 30, 2007 is primarily attributable to the preliminary allocation of the purchase price related to the acquisition of St Ives Financial as described in more detail in Note 2.

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

During the first half of 2007, the Company continued to implement further cost reductions. On June 11, 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York (the “55 Water Street facility”). Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $5.7 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.2 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant.

Restructuring, integration and asset impairment charges for the first half of 2007 included (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility as described above, (ii) severance and integration costs related to the integration of the St Ives Financial business, (iii) additional company-wide workforce reductions, (iv) facility exit costs and an asset impairment charge related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (v) facility exit costs related to the MBC segment. These actions resulted in restructuring, integration, and asset impairment costs totaling $7,938 for the three months ended June 30, 2007 and $10,048 for the six months ended June 30, 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended June 30, 2007:

	Three Months Ended
	June 30, 2007
			Asset
	Severance and		Impairments and
	Personnel-	Occupancy	Other Non-Cash
	Related Costs	Costs	Adjustments	Other	Total

Financial Communications	$747	$2,359	$3,263	$466	$6,835
Marketing & Business Communications	301	334	—	323	958
Corporate/Other	145	—	—	—	145

Total	$1,193	$2,693	$3,263	$789	$7,938

	Six Months Ended
	June 30, 2007
			Asset
	Severance and		Impairments and
	Personnel-	Occupancy	Other Non-Cash
	Related Costs	Costs	Adjustments	Other	Total

Financial Communications	$1,813	$2,870	$3,393	$778	$8,854
Marketing & Business Communications	301	334	—	377	1,012
Corporate/Other	182	—	—	—	182

Total	$2,296	$3,204	$3,393	$1,155	$10,048

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding asset impairments and other non-cash adjustments) since December 31, 2005, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2005	$4,023	$4,772	$—	$8,795
2006 expenses	3,598	2,805	5,144	11,547
Paid in 2006	(5,970)	(5,372)	(4,934)	(16,276)

Balance at December 31, 2006	1,651	2,205	210	4,066
2007 expenses	2,296	3,204	1,155	6,655
Paid in 2007	(2,757)	(2,158)	(1,365)	(6,280)

Balance at June 30, 2007	$1,190	$3,251	$—	$4,441

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2007.

On August 6, 2007, the Company announced a plan to integrate its manufacturing capabilities. By integrating its manufacturing capabilities, the Company will create a robust platform that includes digital and offset printing, binding, mail service and fulfillment capabilities. This new model will allow the Company to realize operating efficiencies through streamlined workflows and work sharing between sites during peak periods. As the first major step in the execution of the plan, the Company will consolidate its Milwaukee, Wisconsin digital print facility with

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its existing print facility in South Bend, Indiana, making it the Company’s first fully integrated manufacturing facility, with digital and offset capabilities. The Company expects the shutdown of the Milwaukee facility will be completed in the fourth quarter of 2007.

The Company will continue to evaluate other facilities where future consolidations make sense, and expects to complete the full integration of all of its manufacturing capabilities in the first half of 2008.

Note 11.	Debt

The components of debt at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Convertible subordinated debentures	$75,000	$75,000
Other	2,014	2,509

	$77,014	$77,509

There were no borrowings outstanding under the $150 million five-year senior, unsecured revolving credit facility, which is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of June 30, 2007 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2007. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company’s Canadian subsidiary has a $4.3 million Canadian dollar credit facility. There was no balance on this credit facility as of June 30, 2007 or December 31, 2006.

The Company also has various capital lease obligations which are included in long-term debt.

Note 12.	Operating Lease

In May 2007, the Company’s synthetic lease for printing equipment matured. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. On May 16, 2007, the Company exercised its option to purchase the equipment by refinancing $4.9 million through a four year operating lease and purchasing the remaining $1.4 million of equipment outright. The future minimum operating lease payments associated with the refinanced equipment as of June 30, 2007 are $0.4 million in 2007, $0.8 million per year for 2008 through 2010, and $0.3 million in 2011. The synthetic lease is described more fully in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Form 10-K for the year ended December 31, 2006. Also, certain non-union international employees are covered by other retirement plans.

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$1,519	$1,658	$160	$98
Interest cost	1,785	1,781	267	298
Expected return on plan assets	(2,096)	(1,993)	—	—
Amortization of transition (asset) liability	(70)	(80)	8	25
Amortization of prior service cost	84	79	430	385
Amortization of actuarial loss	73	224	249	236

Net periodic cost of defined benefit plans	1,295	1,669	1,114	1,042
Union plans	72	87	—	—
Other retirement plans	501	407	—	—

Total cost	$1,868	$2,163	$1,114	$1,042

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$3,224	$3,316	$320	$196
Interest cost	3,811	3,562	533	596
Expected return on plan assets	(4,475)	(3,986)	—	—
Amortization of transition (asset) liability	(150)	(160)	16	50
Amortization of prior service cost	179	158	860	770
Amortization of actuarial loss	161	448	498	472

Net periodic cost of defined benefit plans	2,750	3,338	2,227	2,084
Union plans	174	173	—	—
Other retirement plans	1,022	957	—	—

Total cost	$3,946	$4,468	$2,227	$2,084

The amortization of transition (asset)/liability, prior service cost and actuarial loss for the three and six months ended June 30, 2007, included in the above table, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

As discussed in more detail in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” during the fourth quarter of 2006.

The Company will record the plans’ funded status as of December 31, 2007, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Income Taxes

In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that we recognize income tax benefits arising from uncertain tax positions in our financial statements based on a more-likely-than-not recognition threshold as of the date of adoption. As a result of adopting FIN 48 the Company recognized a $590 decrease to its unrecognized tax benefits, which is reflected as an adjustment to retained earnings as of January 1, 2007.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. Any prospective adjustments to these unrecognized tax benefits will be recorded as a change to the Company’s provision for income taxes and would impact our effective tax rate. The total gross amount of unrecognized tax benefits as of June 30, 2007 is $9,164, including estimated interest and penalties of $1,263. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the three and six months ended June 30, 2007. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision.

The Company files income tax returns in the United States, and in various state, local and foreign jurisdictions. It is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position and a significant amount of time may elapse before an uncertain tax position is finally resolved. The Company recognizes tax benefits for uncertain tax positions which it believes are more-likely-than-not to be sustained based on the known facts at that point in time. The Company adjusts these tax benefits, as well as the related interest, in light of changing facts and circumstances. The resolution of a matter may result in recognition of a previously unrecognized tax benefit.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48, by providing guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, which the Company adopted as of January 1, 2007. The implementation of this standard did not have a material impact on the Company’s financial statements.

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 have been completed this year. During the first quarter of 2007, the Company was notified that its 2005 U.S. federal income tax return will also be audited. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times. Our foreign jurisdictions do not have any active income tax audits in process as of June 30, 2007.

Income tax expense for the three months ended June 30, 2007 was $7,236 on pre-tax income from continuing operations of $23,019 compared to $10,034 on pre-tax income from continuing operations of $20,210 for the same period in 2006. The effective tax rate for the three months ended June 30, 2007 was 31.4%, which was significantly lower than the effective tax rate for the three months ended June 30, 2006 of 49.6%, primarily due to tax benefits of approximately $2,734 related to settlement of the aforementioned audits of the Company’s 2002 through 2004 federal income tax returns, and a reduction in unrecognized tax benefits. Income tax expense for the six months ended June 30, 2007 was $8,445 on pre-tax income from continuing operations of $34,341 compared to $12,057 on pre-tax income from continuing operations of $23,698 for the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 24.6%, which was significantly lower than the effective tax rate for the six months ended June 30, 2006 of 50.9%, primarily due to tax benefits of approximately $6,681 related to completion of the aforementioned audits of the 2002 through 2004 federal income tax returns, settlement of the audit of the 2001 federal income tax return which was completed in the first quarter of 2007 and a reduction in unrecognized tax benefits.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Segment Information

The Company provides financial communications and other services that help companies produce and manage their investor communications and their marketing & business communications including, but not limited to, regulatory and compliance documents, personalized financial statements, enrollment books and sales collateral. The Company’s services span the entire document lifecycle and involve both electronic and printed media. The Company helps its clients compose their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents and print and distribute the documents, both through the mail and electronically.

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

Financial Communications — This segment provides services that enable the preparation, filing, printing and distribution of transactional, compliance reporting and investment management regulatory documents, commercial printing and other services.

Marketing & Business Communications — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, pre- and post-enrollment kits, marketing material and direct mail.

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. Therefore, this information is presented in order to reconcile to income from continuing operations before income taxes. The Corporate/Other category includes (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) stock-based compensation and supplemental retirement plan expenses which are not directly attributable to the segments, (iii) restructuring, integration and asset impairment charges, (iv) gains (losses) and other expenses and income and (v) purchased in-process research and development.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Communications	$234,393	$229,923
Marketing & Business Communications	27,493	30,346

	$261,886	$260,269

Segment profit (loss):
Financial Communications	$49,683	$45,367
Marketing & Business Communications	23	(1,860)
Corporate/Other (see detail below)	(17,840)	(15,408)

	31,866	28,099
Depreciation expense	(7,003)	(6,303)
Amortization expense	(462)	(135)
Interest expense	(1,382)	(1,451)

Income from continuing operations before income taxes	$23,019	$20,210

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(10,144)	$(8,909)
Other income, net	242	647
Restructuring charges, integration costs and asset impairment charges	(7,938)	(6,145)
Purchased in-process research and development	—	(1,001)

	$(17,840)	$(15,408)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Communications	$410,955	$396,395
Marketing & Business Communications	62,581	69,650

	$473,536	$466,045

Segment profit (loss):
Financial Communications	$78,667	$66,704
Marketing & Business Communications	2,247	662
Corporate/Other (see detail below)	(29,067)	(27,483)

	51,847	39,883
Depreciation expense	(14,007)	(13,169)
Amortization expense	(795)	(271)
Interest expense	(2,704)	(2,745)

Income from continuing operations before income taxes	$34,341	$23,698

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(19,540)	$(18,291)
Other income, net	521	2,005
Restructuring charges, integration costs and asset impairment charges	(10,048)	(10,196)
Purchased in-process research and development	—	(1,001)

	$(29,067)	$(27,483)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Overview

The Company reported continued strong operating results for the 2007 second quarter and year-to-date periods. These results are a direct effect of the increased revenue in the Financial Communications segment, notably non-transactional revenue, the favorable impact of the cost saving measures and strategic initiatives implemented by the Company, and improved profitability in the Marketing & Business Communications (“MBC”) segment. Diluted earnings per share from continuing operations improved to $0.49 for the three months ended June 30, 2007 compared to $0.30 during the same period in 2006 and improved to $0.81 for the six months ended June 30, 2007 compared to $0.34 during the same period in 2006.

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

As previously discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, during the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services, which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s results for the three and six months ended June 30, 2006 have been reclassified to conform to this presentation.

The results of the Company’s two reporting segments are discussed below:

•	Financial Communications: Revenue increased approximately $4.5 million, or 2%, to approximately $234.4 million for the three months ended June 30, 2007 compared to the same period in 2006 and segment profit increased approximately $4.3 million, or 10%, to approximately $49.7 million for the three months ended June 30, 2007 compared to the same period in 2006. The results for the three months ended June 30, 2007 reflect an increase in non-transactional revenue primarily due to increases in revenue generated by mutual fund and compliance reporting activity. Offsetting these increases was a decrease in transactional print activity resulting from a decrease in larger transactional jobs compared to the prior year. For the six months ended June 30, 2007, revenue increased approximately $14.6 million, or 4%, to approximately $411.0 million, and segment profit increased approximately $12.0 million, or 18%, to approximately $78.7 million as compared to the same period in 2006. The improved results for the six months ended June 30, 2007 are primarily due to the increases in non-transactional revenue, specifically the increase in compliance reporting and mutual fund activity during the first half of 2007. Non-transactional revenue increased 12% and 9% for the three and six months ended June 30, 2007 respectively, as compared to the same period in 2006. Revenue from transactional printing decreased 14% and 5% for the three and six months ended June 30, 2007 respectively, when compared to the same periods in 2006, a result of a decrease in larger transactional jobs during the second quarter of 2007 as compared to the same period in 2006.

•	Marketing & Business Communications: The Marketing & Business Communications segment reported revenue of approximately $27.5 million and $62.6 million for the three and six months ended June 30, 2007, respectively, as compared to revenue of approximately $30.3 million and $69.7 million for the three and six months ended June 30, 2006, respectively. The decrease in revenue is primarily the result of revenue from Vestcom International Inc.’s (“Vestcom”) retail customers that transferred back to Vestcom as part of our transition services agreement, non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program and other non-recurring revenue. Segment profit for the three months ended June 30,

2007 was breakeven, compared to a loss of approximately $1.9 million for the same period in 2006. Segment profit for the six months ended June 30, 2007 was approximately $2.2 million, compared to approximately $0.7 million in the same period of 2006. The improvement in segment profit is primarily due to the integration of the workforces of Vestcom’s Marketing and Business Communication’s business with Bowne and the elimination of costs as a result of the consolidation of the production facilities in New Jersey.

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

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Financial Communications	$6,835	$1,901	$8,854	$2,722
Marketing & Business Communications	958	3,830	1,012	7,001
Corporate/Other	145	414	182	473

Total	$7,938	$6,145	$10,048	$10,196

After tax impact	$4,881	$3,743	$6,179	$6,218
Per share impact	$0.15	$0.10	$0.19	$0.17

The charges taken in the three and six months ended June 30, 2007 primarily represent (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) severance and integration costs related to the integration of the St Ives Financial business, (iii) additional company-wide workforce reductions, (iv) facility exit costs and an asset impairment charge related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (v) facility exit costs related to the MBC segment. Further discussion of the restructuring, integration and asset impairment activities are included in the segment information, which follows, as well as in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

Three Months ended June 30, 2007 compared to Three Months ended June 30, 2006

Financial Communications

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$76,447	33%	$88,456	38%	$(12,009)	(14)%
Compliance reporting	83,011	35	74,787	33	8,224	11
Mutual funds	52,276	22	45,183	20	7,093	16
Commercial	15,337	7	17,243	7	(1,906)	(11)
Other	7,322	3	4,254	2	3,068	72

Total revenue	234,393	100	229,923	100	4,470	2
Cost of revenue	(142,837)	(61)	(143,856)	(63)	1,019	1

Gross margin	91,556	39	86,067	37	5,489	6
Selling and administrative	(41,873)	(18)	(40,700)	(17)	(1,173)	(3)

Segment profit	$49,683	21%	$45,367	20%	$4,316	10%

Other Items:
Depreciation	$(4,741)	(2)%	$(4,447)	(2)%	$(294)	(7)%
Restructuring, integration and asset impairment charges	(6,835)	(3)	(1,901)	(1)	(4,934)	(260)

Financial Communications revenue increased $4,470, or 2%, for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Transactional financial printing decreased 14% as compared to the three months ended June 30, 2006 primarily due to a decrease in larger transactional jobs during the three months ended June 30, 2007 as compared to the same period in 2006. The 2006 period included revenue from the AT&T/BellSouth merger and the Bank of China initial public offering, as well as another large transactional job in Europe. Compliance reporting revenue increased 11% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due in part to new SEC regulations and more extensive disclosure requirements, including the new executive compensation proxy disclosures rules. Mutual fund services revenue increased 16% for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to the addition of several new clients and additional work from existing clients. Commercial revenue decreased for the three months ended June 30, 2007 compared to the same period in 2006, primarily due to lower activity levels in 2007. Other revenue increased 72% due primarily to increases in translation services and revenue from virtual data room services in 2007. The results for the three months ended June 30, 2007 include the results of the St Ives Financial business.

Revenue from the international markets decreased 11% to $58,183 for the three months ended June 30, 2007, compared to $65,135 for the three months ended June 30, 2006. This decrease is primarily attributable to a decrease in non-transactional print activity in Canada for the three months ended June 30, 2007 as compared to the same period in 2006 and a decrease in transactional print activity in Europe and Asia. In 2006, the Canada results benefited from the change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund business last year but experienced a decline in 2007 due to several fund holders electing not to continue to receive the management report. In addition, due to shortened filing deadlines, some of the work that was performed in April and May last year shifted to March of the current year, resulting in lower second quarter revenue in 2007 compared to 2006. As mentioned above, in 2006, Asia benefited from the work performed on the Bank of China initial public offering, and Europe benefited from a large transactional job. This decrease was partially offset by an increase in non-transactional print activity in Europe and the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets decreased 14% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Gross margin of the Financial Communications segment increased by $5,489, to 39% for the three months ended June 30, 2007 in comparison to a 37% gross margin for the three months ended June 30, 2006. The increase in gross margin was primarily due to the favorable impact of cost saving measures and strategic initiatives implemented by the Company.

Selling and administrative expenses increased 3% for the three months ended June 30, 2007, compared to the same period in 2006, primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. Also contributing to the increase are labor costs associated with the addition of St Ives Financial sales staff. As a percentage of revenue, selling and administrative expenses increased slightly to 18% for the three months ended June 30, 2007 as compared to 17% for the same period in 2006.

As a result of the foregoing, segment profit (as defined in Note 15 of the Notes to Condensed Consolidated Financial Statements) from the Financial Communications segment increased 10% for the three months ended June 30, 2007 as compared to the same period in 2006 and segment profit as a percentage of revenue increased to 21% for the three months ended June 30, 2007 as compared to 20% for the same period in 2006 due to the favorable impact of cost savings measures and strategic initiatives implemented by the Company. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring, integration and asset impairment charges related to the Financial Communications segment for the three months ended June 30, 2007 were $6,835 as compared to $1,901 for the same period in 2006. The charges incurred during the three months ended June 30, 2007 consisted of (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) severance and integration costs related to the integration of the St Ives Financial business, and (iii) additional workforce reductions. The charges incurred during the three months ended June 30, 2006 primarily represent costs related to additional workforce reductions in certain locations and the closing of a portion of the Company’s facility in Washington, D.C.

Marketing & Business Communications

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$27,493	100%	$30,346	100%	$(2,853)	(9)%
Cost of revenue	(23,476)	(85)	(27,457)	(90)	3,981	14

Gross margin	4,017	15	2,889	10	1,128	39
Selling and administrative	(3,994)	(15)	(4,749)	(16)	755	16

Segment profit (loss)	$23	—%	$(1,860)	(6)%	$1,883	101%

Other Items:
Depreciation	$(2,118)	(8)%	$(1,644)	(5)%	$(474)	(29)%
Restructuring, integration and asset impairment charges	(958)	(3)	(3,830)	(13)	2,872	75

Marketing & Business Communications revenue decreased for the three months ended June 30, 2007 as compared to the same period in 2006. The 2006 results included approximately $1.6 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the three months ended June 30, 2006 included approximately $2.0 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transition services agreement, and other non-recurring revenue. The gross margin for the three months ended June 30, 2007 improved to 15% up from 10% for the same period in 2006 primarily due to the integration of the workforces of Vestcom with Bowne and the elimination of costs as a result of the consolidation of the production facilities in New Jersey.

Selling and administrative expenses decreased for the three months ended June 30, 2007 as compared to the comparable 2006 period primarily due to a decrease in labor expenses as a result of the integration of the workforces related to the acquisition of Vestcom’s Marketing and Business Communications business and workforce reductions within the segment. As a percentage of revenue, selling and administrative expenses decreased by one percentage point to 15%.

As a result of the foregoing, segment profit (as defined in Note 15 of the Notes to Condensed Consolidated Financial Statements) for this segment improved to breakeven for the three months ended June 30, 2007 as compared to a loss in 2006. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit (loss) to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $958 for the three months ended June 30, 2007 as compared to $3,830 for the three months ended June 30, 2006. The costs incurred in 2007 were primarily related to headcount reductions, integration costs associated with the acquisition of St Ives Financial and facility exit costs related to leased warehouse space. The costs incurred in 2006 were primarily related to severance and integration costs associated with the integration of the workforce and costs related to the consolidation of MBC facilities that began during the second quarter.

Summary

Overall revenue increased $1,617, or 1%, to $261,886 for the three months ended June 30, 2007 as compared to the same period in 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment including the addition of revenue resulting from the acquisition of the St Ives Financial business. Partially offsetting these increases was a decrease in revenue from the Marketing & Business Communications segment for the three months ended June 30, 2007 as compared to June 30, 2006. Gross margin increased $6,598, or 7%, for the three months ended June 30, 2007 as compared to the same period in 2006 and the gross margin percentage increased approximately two percentage points to 38% for the three months ended June 30, 2007. The increase in gross margin percentage is primarily due to the favorable impact of the cost saving measures and strategic initiatives implemented by the Company and improved profitability in the MBC segment.

Selling and administrative expenses on a company-wide basis increased $1,634, or 3%, to $60,604 for the three months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to an increase in expenses that are directly associated with sales, such as selling expenses (including commissions) and increased costs associated with the addition of St Ives Financial sales staff. Shared corporate expenses were $10,144 for the three months ended June 30, 2007, as compared to $8,909 for the same period in 2006. The increase in shared corporate expenses of approximately $1,235 is primarily due to the expenses associated with the long-term equity incentive compensation plan, which went into effect in July 2006. As a percentage of revenue, overall selling and administrative expenses remained constant at 23% for the three months ended June 30, 2007 and 2006.

Depreciation expense increased slightly for the three months ended June 30, 2007, compared to the same period in 2006 due primarily to the increase in capital expenditures during the past two years.

For the three months ended June 30, 2006, the Company recorded a charge of $1,001 for purchased in-process research and development related to the Company’s acquisition of certain technology assets of PLUM Computer Consulting, Inc (“PLUM”).

There were $7,938 in restructuring, integration and asset impairment charges during the three months ended June 30, 2007, as compared to $6,145 in the same period in 2006, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Other income decreased $405 for the three months ended June 30, 2007 as compared to the same period in 2006 primarily due to a decrease in interest income received from the Company’s investments in short-term marketable securities due to a decrease in the average balance of interest bearing cash and short-term marketable securities in 2007 as compared to 2006.

Income tax expense for the three months ended June 30, 2007 was $7,236 on pre-tax income from continuing operations of $23,019 compared to $10,034 on pre-tax income from continuing operations of $20,210 for the same period in 2006. The effective tax rate for the three months ended June 30, 2007 was 31.4%, which was significantly lower than the effective tax rate for the three months ended June 30, 2006 of 49.6%, primarily due to tax benefits of approximately $2,734 related to the settlement of audits of the Company’s 2002 through 2004 federal income tax returns and a reduction in unrecognized tax benefits.

The 2007 results from discontinued operations include the operations of the JFS Litigators’ Notebook® (“JFS”) business and adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include the operating results of JFS and DecisionQuest, including the Company’s equity share of income (loss) from the joint venture investment in CaseSoft until its sale in May 2006 and the realized gain from the sale of the Company’s joint venture investment in CaseSoft. Also included in the results from discontinued operations for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill associated with the DecisionQuest business.

As a result of the foregoing, net income for the three months ended June 30, 2007 was $15,697 as compared to a net income of $6,233 for the three months ended June 30, 2006.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic and international components of income from continuing operations before income taxes for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006

Domestic (United States)	$14,753	$10,811
International	8,266	9,399

Income from continuing operations before taxes	$23,019	$20,210

The increase in domestic pre-tax income from continuing operations is primarily due to an increase in revenue and the favorable impact of the cost savings and strategic initiatives in the Financial Communications segment. Also contributing to the increase in domestic pre-tax income is the improvement in segment profit of the MBC segment for the three months ended June 30, 2007 as compared to the same period in 2006. International pre-tax income from continuing operations decreased for the three months ended June 30, 2007, compared to the same period in 2006 primarily due to decreases in transactional financial print revenue in Europe and Asia and non-transactional financial print activity in Canada.

Six Months ended June 30, 2007 compared to Six Months ended June 30, 2006

Financial Communications

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$137,141	33%	$144,777	36%	$(7,636)	(5)%
Compliance reporting	135,011	33	121,533	31	13,478	11
Mutual funds	97,625	24	89,632	23	7,993	9
Commercial	28,972	7	32,608	8	(3,636)	(11)
Other	12,206	3	7,845	2	4,361	56

Total revenue	410,955	100	396,395	100	14,560	4
Cost of revenue	(249,624)	(61)	(252,141)	(64)	2,517	1

Gross margin	161,331	39	144,254	36	17,077	12
Selling and administrative	(82,664)	(20)	(77,550)	(19)	(5,114)	(7)

Segment profit	$78,667	19%	$66,704	17%	$11,963	18%

Other Items:
Depreciation	$(9,376)	(2)%	$(8,908)	(2)%	$(468)	(5)%
Restructuring, integration and asset impairment charges	(8,854)	(2)	(2,722)	(1)	(6,132)	(225)

Financial Communications revenue increased 4% for the six months ended June 30, 2007 as compared to the same period in 2006, with transactional financial printing down 5% as compared to the six months ended June 30, 2006. The decrease in transactional print revenue is primarily the result of a decrease in larger transactional jobs, during the second quarter of 2007. The 2006 period included revenue from the AT&T/BellSouth merger and the Bank of China initial public offering, as well as another large transactional job in Europe. Compliance reporting revenue increased 11% for the six months ended June 30, 2007, as compared to the same period in 2006, due in part to new SEC regulations and more extensive disclosure requirements, including the new executive compensation proxy rules. Mutual fund services revenue increased 9% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to the addition of several new clients and additional work from existing clients. Commercial revenue decreased 11% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to lower activity levels in 2007. Other revenue increased 56% due primarily to increases in translation services and virtual data room services in 2007. The results for the six months ended June 30, 2007 include the results of the St Ives Financial business.

Revenue from the international markets decreased 2% to approximately $94,085 for the six months ended June 30, 2007, as compared to $95,928 for the same period in 2006. This decrease is primarily due to decreases in transactional financial printing in Europe and decreases in non-transactional revenue in Canada during the six months ended June 30, 2007 as compared to the same period in 2006. In 2006, the Canada results benefited from the change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund business last year but experienced a decline in 2007 due to several fund holders electing not to continue to receive the management report. Also, as mentioned above, in 2006, Asia benefited from the work performed on the Bank of China initial public offering, and Europe benefited from a large transactional job. This decrease is partially offset by an increase in non-transactional print activity in Europe and the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets decreased 5% for the six months ended June 30, 2007 compared to 2006.

Gross margin of the Financial Communications segment increased by approximately $17,077, or 12% over the prior period in 2006, and the gross margin percentage increased to 39% for the six months ended June 30, 2007, up from 36% in 2006. The increase in gross margin was primarily due to the favorable impact of cost saving measures and strategic initiatives implemented by the Company.

Selling and administrative expenses increased 7% for the six months ended June 30, 2007, compared to the same period in 2006, and as a percentage of revenue, increased one percentage point to 20% for the six months ended June 30, 2007, as compared to the same period in 2006. This increase is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase are labor costs associated with the addition of St Ives Financial sales staff. Partially offsetting the increase were higher facility costs in the New York City office during the six months ended June 30, 2006 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations. In addition, bad debt expense for this segment decreased for the six months ended June 30, 2007 as compared to June 30, 2006, a direct result of improved billing and collection efforts.

As a result of the foregoing, segment profit (as defined in Note 15 to the Condensed Consolidated Financial Statements) from this segment increased 18% for the six months ended June 30, 2007 as compared to the same period in 2006, primarily as a result of the increase in revenue and the favorable impact of cost saving measures and strategic initiatives implemented by the Company. Segment profit as a percentage of revenue increased to 19% as compared to 17% for the same period in 2006. Refer to Note 15 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the six months ended June 30, 2007 were $8,854 as compared to $2,722 for the same period in 2006. The charges incurred during the six months ended June 30, 2007 consisted of (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) severance and integration costs related to the integration of the St Ives Financial business, (iii) additional workforce reductions, and (iv) facility exit costs and an asset impairment charge related to the consolidation of the Company’s facility in Philadelphia with the Philadelphia facility previously occupied by St Ives. The charges incurred during the six months ended June 30, 2006 primarily represent costs related to additional workforce reductions in certain locations and the closing of a portion of the Company’s facility in Washington, D.C.

Marketing & Business Communications

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$62,581	100%	$69,650	100%	$(7,069)	(10)%
Cost of revenue	(51,061)	(82)	(59,049)	(85)	7,988	14

Gross margin	11,520	18	10,601	15	919	9
Selling and administrative	(9,273)	(14)	(9,939)	(14)	666	7

Segment profit	$2,247	4%	$662	1%	$1,585	239%

Other Items:
Depreciation	$(4,258)	(7)%	$(3,480)	(5)%	$(778)	(22)%
Restructuring, integration and asset impairment charges	(1,012)	(2)	(7,001)	(10)	5,989	86

Marketing & Business Communications revenue decreased for the six months ended June 30, 2007 as compared to the same period in 2006. The 2006 results included approximately $5.8 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the six months ended June 30, 2006 included approximately $4.3 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transitions services agreement, and other non-recurring revenue. Offsetting the decrease in revenue from 2006 was revenue of approximately $1.3 million in 2007 related to projects within the insurance industry as a result of the acquisition of St Ives Financial. The gross margin for the six months ended June 30, 2007 improved to 18%, up from 15% for the same period in 2006, primarily due to the integration of the workforces of Vestcom with Bowne and the elimination of costs as a result of the consolidation of the production facilities in New Jersey.

Selling and administrative expenses decreased $666 for the six months ended June 30, 2007 as compared to the same period in 2006, primarily due to a decrease in labor expenses as a result of the integration of the workforces related to the acquisition of Vestcom’s Marketing and Business Communications business and workforce reductions. As a percentage of revenue, selling and administrative expenses remained constant at 14%.

As a result of the foregoing, segment profit (as defined in Note 15 to the Condensed Consolidated Financial Statements) for this segment improved significantly for the six months ended June 30, 2007 as compared to 2006. Segment profit as a percentage of revenue improved to 4% for the six months ended June 30, 2007 up from 1% for the six months ended June 30, 2006. Refer to Note 15 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $1,012 for the six months ended June 30, 2007 as compared to $7,001 for the six months ended June 30, 2006. The costs incurred in 2007 were primarily related to headcount reductions, integration costs associated with the acquisition of St Ives Financial, and facility exit costs related to leased warehouse space. The costs incurred in 2006 were primarily related to severance and integration costs associated with the integration of the workforce and costs related to the consolidation of MBC facilities that began during the second quarter of 2006.

Summary

Overall revenue increased by $7,491, or 2%, to $473,536 for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment, principally non-transactional revenue, and the addition of revenue resulting from the acquisition of the St Ives Financial business. Partially offsetting the increase in revenue from the Financial Communications segment was a decrease in revenue from the Marketing & Business Communications segment for the six months ended June 30, 2007 as compared to June 30, 2006. Gross margin increased $18,040, or 11%, for the six months ended June 30, 2007 as compared to the same period in 2006, and the gross margin percentage increased approximately three percentage points to 38% for the six months ended June 30, 2007 as compared to the same period in 2006. The increase in gross margin percentage is primarily due to the favorable impact of the cost saving measures and strategic initiatives implemented by the Company and improved profitability in the MBC segment.

Selling and administrative expenses on a company-wide basis increased by approximately $5,741, or 5%, to $120,742 for the six months ended June 30, 2007 as compared to the same period in 2006. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and costs associated with the addition of the St Ives Financial sales staff. Shared corporate expenses were approximately $19,540 for the six months ended June 30, 2007, as compared to approximately $18,291 for the same period in 2006. The increase in shared corporate expenses of approximately $1,249 is primarily due to the expenses associated with the long-term equity incentive compensation plan, which went into effect in July 2006. As a percentage of revenue, overall selling and administrative expenses remained constant at 25% for the six months ended June 30, 2007 and 2006.

Depreciation expense increased slightly for the six months ended June 30, 2007, compared to the same period in 2006 due primarily to the increase in capital expenditures in the past two years.

For the six months ended June 30, 2006, the Company recorded a charge of $1,001 for purchased in-process research and development related to the Company’s acquisition of certain technology assets of PLUM.

There were approximately $10,048 in restructuring, integration, and asset impairment charges during the six months ended June 30, 2007, as compared to $10,196 in the same period in 2006, as discussed in Note 10 to the Condensed Consolidated Financial Statements.

Other income decreased $1,484 for the six months ended June 30, 2007 as compared to the same period in 2006 primarily due to a decrease in interest income received from the Company’s investments in short-term marketable securities due to a decrease in the average balance of interest bearing cash and short-term marketable securities in 2007 as compared to 2006.

Income tax expense for the six months ended June 30, 2007 was $8,445 on pre-tax income from continuing operations of $34,341 compared to $12,057 on pre-tax income from continuing operations of $23,698 for the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 24.6%, which was significantly lower than the effective tax rate for the six months ended June 30, 2006 of 50.9%, primarily due to tax benefits of approximately $6,681 related to completion of audits of the 2002 through 2004 federal income tax returns, settlement of the 2001 audit and a reduction in unrecognized tax benefits.

The 2007 results from discontinued operations include the operations of JFS and adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include the operating results of JFS and DecisionQuest, including the Company’s equity share of income (loss) from the joint venture investment in CaseSoft until its sale in May 2006, the realized gain from the sale of CaseSoft and the results of the Company’s document and scanning business until its sale in January 2006. Also included in the results from discontinued operations for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill associated with the DecisionQuest business.

As a result of the foregoing, net income for the six months ended June 30, 2007 was $26,376 as compared to net income of $7,770 for the six months ended June 30, 2006.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	2007	2006

Domestic (United States)	$24,173	$15,476
International	10,168	8,222

Income from continuing operations before taxes	$34,341	$23,698

The increase in domestic and international pre-tax income from continuing operations is primarily due to the favorable impact of the cost savings and strategic initiatives implemented by the Company within the Financial Communication segment. Also contributing to the increase in domestic pre-tax income is the improvement in segment profit of the MBC segment for the six months ended June 30, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

	June 30,
Liquidity and Cash Flow Information:	2007	2006

Working capital	$197,279	$215,597
Current ratio	2.52:1	2.48:1
Net cash used in operating activities (for the six months ended)	$(3,169)	$(56,635)
Net cash provided by investing activities (for the six months ended)	$3,472	$12,628
Net cash used in financing activities (for the six months ended)	$(10,943)	$(29,540)
Capital expenditures	$(10,942)	$(13,665)
Acquisitions, net of cash acquired	$(12,588)	$(32,746)
Days sales outstanding	70 days	73 days

Overall working capital decreased approximately $18.3 million as of June 30, 2007 as compared to June 30, 2006. The decrease in working capital is primarily attributable to a decrease in cash and marketable securities of approximately $19.2 million, which is the result of (i) cash used to repurchase shares of the Company’s common stock, (ii) the Company’s contribution of $10.2 million to its pension plan in September 2006, (iii) cash used for capital expenditures, (iv) cash used to pay restructuring and integration related expenses associated with the acquisition of Vestcom’s Marketing and Business Communications business in 2006, and (v) cash used in the acquisition of St Ives Financial and an additional $3.0 million payment related to the acquisition of certain technology assets of PLUM during the first quarter of 2007.

On June 11, 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York (the “55 Water Street facility”). Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $5.7 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.2 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant. As a result of the Lease Amendment, the fixed rent payable and the related operating expense reduction are expected to result in cost savings over the remainder of the term of the Lease (through May 2026) of approximately $50.0 million. In addition, the letter of credit issued in favor of the Landlord in connection with the lease was reduced by $2.8 million, to $6.6 million. As a result of this transaction, the Company’s future operating lease commitments that were previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006 were reduced by approximately $39.0 million, which represents the reduction in the future minimum rent payments over the remaining life of the lease (through May 2026).

As described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company’s synthetic lease for printing equipment matured in May 2007. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. On May 16, 2007, the Company exercised its option to purchase the equipment by refinancing $4.9 million through a four-year operating lease and purchasing the remaining $1.4 million of equipment outright. As a result of this transaction, the Company’s estimated 2007 contractual obligations that were previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006 were reduced by approximately $4.9 million. The future minimum operating lease payments associated with the refinanced equipment as of June 30, 2007 are $0.4 million in 2007, $0.8 million per year for 2008 through 2010, and $0.3 million in 2011.

For the six months ended June 30, 2007, the Company repurchased approximately 1.2 million shares of its common stock for approximately $18.7 million (an average price of $16.01 per share) in accordance with its share repurchase program that is described more fully in Note 16 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As of June 30, 2007, there was approximately $33.0 million available for share repurchases. Since the inception of the Company’s share repurchase program in December 2004 through June 30, 2007, the Company has repurchased approximately 11.0 million shares of its common stock for approximately $164.0 million at an average price of $14.89 per share. Subsequent to June 30, 2007, the Company repurchased an additional 114,044 shares of its common stock under this plan for approximately $2.2 million (an average price of $19.47 per share) through August 1, 2007.

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of June 30, 2007. The facility expires in May 2010. The Company’s Canadian subsidiary also had all of its borrowings available under its $4.3 million Canadian dollar credit facility as of June 30, 2007.

Capital expenditures for the six months ended June 30, 2007 were $10.9 million, which includes approximately $2.9 million related to the consolidation and build-out of the existing space at the 55 Water Street facility as a result of the lease modification described above. Capital expenditures for the six months ended June 30, 2006 were $13.7 million, which includes approximately $2.8 million associated with the relocation of the Company’s New York City facility to 55 Water Street, which occurred in January 2006 and approximately $3.3 million related to the relocation of the Company’s London financial communications facility during the second quarter of 2006. The Company had previously reported that it expected 2007 capital expenditures to range from approximately $22 million to $25 million. As a result of lower capital expenditures associated with refinancing the equipment under our synthetic lease, the Company now expects 2007 capital expenditures to range from approximately $19 million to $22 million.

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

Cash Flows

Days sales outstanding improved to 70 days as of June 30, 2007 from 73 days as of June 30, 2006. The Company had net cash used in operating activities of $3,169 and $56,635 for the six months ended June 30, 2007 and 2006, respectively. The significant decrease in net cash used in operating activities for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily due to the decrease in the change in accounts receivable resulting from the collection of higher balances of year end receivables in the first half of 2007 as compared to the same period in 2006 and the improvement in the days sales outstanding. In addition, the decrease in cash used in operations was also attributable to the funding of costs related to the Company’s relocation of its corporate office and New York City based operations during the six months of 2006, and a net refund of income taxes during the six months ended June 30, 2007 of $987 as compared to cash payments for income taxes of $6,602 during 2006. Overall, cash used in operating activities decreased by $53,466 from June 30, 2006 to June 30, 2007.

Net cash provided by investing activities was $3,472 for the six months ended June 30, 2007 as compared to $12,628 for the six months ended June 30, 2006. The decrease in net cash provided by investing activities from 2006 to 2007 was primarily due to the decrease in the net proceeds from the sale of marketable securities and the cash provided by discontinued operations in 2006 of $12,302, related to the proceeds received from the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006, and was partially offset by a decrease in the cash used for acquisitions in 2007 as compared to 2006 . The net proceeds from the sale of marketable securities was $26,900 in 2007 as compared to $46,700 in 2006. The results for 2007 include net cash used for acquisitions of approximately $12,588, which consists of the acquisition of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM, compared to the results for 2006 of approximately $32,746, which includes net cash used in the acquisition of Vestcom’s Marketing and Business Communications division of $30,669 and $2,077 used in the acquisition of certain technology assets of PLUM. In addition, there was a decrease in capital expenditures for the six months ended June 30, 2007. Capital expenditures for the six months ended June 30, 2007 were $10,942 as compared to $13,665 for the six months ended June 30, 2006.

Net cash used in financing activities was $10,943 and $29,540 for the six months ended June 30, 2007 and 2006, respectively. The decrease in net cash used in financing activities in 2007 as compared to 2006 primarily resulted from a decrease in the repurchase of the Company’s common stock during the six months ended June 30, 2007 as compared to the same period in 2006 and a slight increase in the cash received from the exercise of stock options during the six months ended June 30, 2007 as compared to the same period in 2006.

2007 Outlook

Consistent with the Company’s policy of not adjusting annual guidance unless the Company believes the actual results will be materially outside the range provided, the Company is adjusting certain estimates that it had previously provided in its 2007 Outlook included in its annual report on Form 10-K for the year ended December 31, 2006. The following forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

Restructuring, integration, and impairment charges — The Company had previously forecasted integration, restructuring and impairment charges ranging from $7 million to $10 million. The Company now expects these charges to range from $13 million to $16 million. The change is primarily the result of the costs associated with the termination of a portion of the lease in the New York City office that was completed in June 2007.

Capital expenditures — The Company had previously forecasted a range of $22 million to $25 million. The Company now expects these expenditures to range from $19 million to $22 million. The change is primarily the result of lower capital expenditures associated with refinancing the equipment under our synthetic lease.

The Company expects overall operating performance will be in the range of the full-year guidance previously provided.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in 2007. The Company adopted FIN 48 in January 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in financial statements. Under FIN 48, the Company will recognize tax benefits from uncertain tax positions only when it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized for such positions are measured based on that level of benefit that has a greater than fifty percent likelihood of being effectively settled. The impact of adopting FIN 48 resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits which is reflected as an adjustment to retained earnings as of January 1, 2007. The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. The total gross amount of unrecognized tax benefits as of June 30, 2007 is $9,164, including estimated interest and penalties of $1,263. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the six months ended June 30, 2007. The adoption of FIN 48 is discussed in more detail in Note 14 of the Notes to Condensed Consolidated Financial Statements.

In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 amends FIN 48, by providing guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, which the Company adopted as of January 1, 2007. The implementation of this standard did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 during the first quarter of 2008 and does not anticipate the adoption to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company has the option of adopting this standard by the first quarter of 2008 and does not anticipate that this standard will have a material impact on its financial statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the six months ended June 30, 2007, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of June 30, 2007. Therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the six months ended June 30, 2007.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial communications operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $3,705 and $1,449 in its Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2007 and 2006, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $15.7 million as of June 30, 2007, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

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

(c) Issuer Purchases of Common Stock:

The following table provides information with respect to the repurchase of shares of the Company’s common stock by or on behalf of the Company, in accordance with the stock repurchase program, for the quarter ended June 30, 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
	(In thousands, except per share data)

April 1, 2007 to April 30, 2007	229	$16.19	229	$35,000
May 1, 2007 to May 31, 2007	—	$—	—	$35,000
June 1, 2007 to June 30, 2007	105	$19.40	105	$33,000

Total	334	$17.20	334

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 24, 2007, the following actions were taken:

1. Election of Directors

Nominee	Votes for	Votes Against/Withheld/Abstentions

Carl J. Crosetto	25,701,660	421,239
Douglas B. Fox	25,919,686	203,213
Marcia J. Hooper	25,911,847	211,052
Lisa A. Stanley	25,932,228	190,671

2. Approval of appointment of KPMG LLP as the Company’s auditors for the current fiscal year

Votes for	Votes Against/Withheld	Abstentions/Broker Non-Votes

25,438,728	630,631	53,540

Item 5.	Other Information

On August 6, 2007, the Company announced a plan to integrate its manufacturing capabilities. By integrating its manufacturing capabilities, the Company will create a robust platform that includes digital and offset printing, binding, mail service and fulfillment capabilities. This new model will allow the Company to realize operating efficiencies through streamlined workflows and work sharing between sites during peak periods. As the first major step in the execution of the plan, the Company will consolidate its Milwaukee, Wisconsin digital print facility with its existing print facility in South Bend, Indiana, making it the Company’s first fully integrated manufacturing facility, with digital and offset capabilities. The Company expects the shutdown of the Milwaukee facility will be completed in the fourth quarter of 2007 and will result in restructuring expenses in 2007 of approximately $2.0 million to $3.0 million, consisting primarily of severance, relocation, and moving expenses.

The Company will continue to evaluate other facilities where future consolidations make sense, and expects to complete the full integration of all of its manufacturing capabilities in the first half of 2008. The Company expects that these actions will result in annualized cost savings of approximately $3.0 million to $5.0 million.

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

Date: August 8, 2007

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2007

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 8, 2007