Form 10-Q
period 2007-09-30
BOWNE & CO INC
filed 2007-11-07
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 26,691,860 shares of Common Stock outstanding as of November 1, 2007.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42

Part II
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-100 INSTANCE DOCUMENT
EX-100 SCHEMA
EX-100 SCHEMA SUPPLEMENT
EX-100 CALCULATION LINKBASE
EX-100 LABELS LINKBASE
EX-100 PRESENTATION LINKBASE

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands except per share data)

Revenue	$181,379	$175,110
Expenses:
Cost of revenue	(118,442)	(115,890)
Selling and administrative	(53,543)	(51,326)
Depreciation	(5,972)	(5,628)
Amortization	(409)	(139)
Restructuring charges, integration costs and asset impairment charges	(2,106)	(1,907)
Purchased in-process research and development	—	43

	(180,472)	(174,847)

Operating income	907	263
Interest expense	(1,339)	(1,336)
Other (expense) income, net	(259)	464

Loss from continuing operations before income taxes	(691)	(609)
Income tax benefit	1,575	905

Income from continuing operations	884	296
Loss from discontinued operations, net of tax	(80)	(12,068)

Net income (loss)	$804	$(11,772)

Earnings per share from continuing operations:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Loss per share from discontinued operations:
Basic	$0.00	$(0.40)
Diluted	$0.00	$(0.39)
Total earnings (loss) per share:
Basic	$0.03	$(0.39)
Diluted	$0.03	$(0.38)
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands except per share data)

Revenue	$654,915	$641,155
Expenses:
Cost of revenue	(409,862)	(417,859)
Selling and administrative	(174,285)	(166,327)
Depreciation	(19,979)	(18,797)
Amortization	(1,204)	(410)
Restructuring charges, integration costs and asset impairment charges	(12,154)	(12,103)
Purchased in-process research and development	—	(958)

	(617,484)	(616,454)

Operating income	37,431	24,701
Interest expense	(4,043)	(4,081)
Other income, net	262	2,469

Income from continuing operations before income taxes	33,650	23,089
Income tax expense	(6,870)	(11,152)

Income from continuing operations	26,780	11,937
Income (loss) from discontinued operations, net of tax	400	(15,939)

Net income (loss)	$27,180	$(4,002)

Earnings per share from continuing operations:
Basic	$0.94	$0.38
Diluted	$0.86	$0.37
Earnings (loss) per share from discontinued operations:
Basic	$0.01	$(0.51)
Diluted	$0.01	$(0.50)
Total earnings (loss) per share:
Basic	$0.95	$(0.13)
Diluted	$0.87	$(0.13)
Dividends per share	$0.165	$0.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income (loss)	$804	$(11,772)
Recognition of unrecognized pension adjustments, net of taxes of $9,514 for 2007	15,199	—
Foreign currency translation adjustment	3,207	46
Net unrealized gain from marketable securities during the period, net of taxes of $3 for 2007	5	—

Comprehensive income (loss)	$19,215	$(11,726)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Net income (loss)	$27,180	$(4,002)
Recognition of unrecognized pension adjustments, net of taxes of $10,123 for 2007	16,172	—
Foreign currency translation adjustment	6,912	1,495
Net unrealized gains from marketable securities during the period, net of taxes of $2 and $3 for 2007 and 2006, respectively	4	4

Comprehensive income (loss)	$50,268	$(2,503)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$44,983	$42,986
Marketable securities	37,443	42,628
Accounts receivable, less allowances of $6,212 (2007) and $6,392 (2006)	143,004	153,016
Inventories	26,074	25,591
Prepaid expenses and other current assets	40,054	33,901
Assets held for sale	2,852	2,796

Total current assets	294,410	300,918
Property, plant and equipment at cost, less accumulated depreciation of $245,514 (2007) and $231,137 (2006)	122,078	132,767
Other noncurrent assets:
Goodwill	35,301	30,521
Intangible assets, less accumulated amortization of $1,780 (2007) and $552 (2006)	10,035	4,494
Deferred income taxes	21,682	37,430
Other	14,229	10,113

Total assets	$497,735	$516,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and other short-term borrowings	$940	$1,017
Accounts payable	33,081	43,333
Employee compensation and benefits	36,680	38,166
Accrued expenses and other obligations	39,298	45,328
Liabilities held for sale	584	683

Total current liabilities	110,583	128,527
Other liabilities:
Long-term debt — net of current portion	75,986	76,492
Deferred employee compensation	34,938	52,509
Deferred rent	17,691	22,199
Other	738	1,281

Total liabilities	239,936	281,008

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,126,282 shares (2007) and 42,537,617 shares (2006)	431	425
Additional paid-in capital	110,645	98,113
Retained earnings	355,155	332,002
Treasury stock, at cost, 16,176,227 shares (2007) and 14,030,907 shares (2006)	(214,116)	(177,901)
Accumulated other comprehensive income (loss), net	5,684	(17,404)

Total stockholders’ equity	257,799	235,235

Total liabilities and stockholders’ equity	$497,735	$516,243

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$27,180	$(4,002)
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) loss from discontinued operations	(400)	15,939
Depreciation	19,979	18,797
Amortization	1,204	410
Purchased in-process research and development	—	958
Asset impairment charges	3,393	2,501
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	9,082	(43,360)
Net cash used in operating activities of discontinued operations	(3,434)	(6,373)

Net cash provided by (used in) operating activities	57,004	(15,130)

Cash flows from investing activities:
Proceeds from the sale of subsidiaries	—	6,364
Purchases of property, plant, and equipment	(14,295)	(22,098)
Purchases of marketable securities	(41,200)	(50,600)
Proceeds from the sale of marketable securities and other	46,591	97,339
Acquisition of businesses, net of cash acquired	(12,588)	(32,908)
Net cash provided by investing activities of discontinued operations	—	12,269

Net cash (used in) provided by investing activities	(21,492)	10,366

Cash flows from financing activities:
Payment of debt	(677)	(634)
Proceeds from stock options exercised	11,153	11,194
Payment of dividends	(4,617)	(5,085)
Purchases of treasury stock	(40,101)	(53,342)
Other	835	13
Net cash used in financing activities of discontinued operations	—	(100)

Net cash used in financing activities	(33,407)	(47,954)

Net increase (decrease) in cash and cash equivalents	2,105	(52,718)
Cash and cash equivalents, beginning of period	42,986	96,839

Cash and cash equivalents, end of period	$45,091	$44,121

Cash and cash equivalents for 2007 includes $108 as of the end of the period and 2006 includes $155 as of the beginning of the period related to discontinued operations.
Supplemental Cash Flow Information:
Cash paid for interest	$2,508	$2,429

Net cash paid for income taxes	$2,804	$10,559

Non-cash investing activities:
Leasehold improvements for New York City office paid by landlord	$—	$9,382

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.  Basis of Presentation

The financial information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2006. The Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements reflect discontinued operations as described in more detail in Note 3. Operating results for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the full year.

During the third quarter of 2007, the Company identified a postretirement benefit plan (“OPEB”) offered to substantially all of the non-union full-time employees in Canada. The costs for these benefits were not accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (“SFAS 106”), but were instead expensed as incurred based on the premiums paid on behalf of retirees receiving benefits under the plan. The Company has determined that the previously unrecorded accumulated benefit obligation and the incremental expense associated with this benefit plan were not material to the Company’s previously issued financial statements.

In order to reflect the cost of the OPEB plan in accordance with SFAS 106, the Company has recorded an immaterial adjustment to its balance sheet as of December 31, 2006 to reflect an increase of $2,355 in its non-current deferred employee compensation related to this plan. The adjustment also resulted in an increase in non-current deferred tax assets of $842, a decrease in retained earnings of $1,310, and an increase in comprehensive loss in stockholders’ equity of $203. In addition, the Company has recorded a pre-tax expense of $478 ($275 net of tax) during the third quarter of 2007, which represents the amount of expense that had not previously been recognized in 2005, 2006 and 2007 related to the OPEB plan. The OPEB plan was amended in November 2007 and as such was closed to primarily all employees except for employees currently receiving benefits under this plan or for those employees that meet specific eligibility requirements. As a result of this amendment the benefit obligation related to the OPEB plan was reduced to approximately $1.4 million during the fourth quarter of 2007. Refer to Note 13 for additional information on the OPEB plan.

Note 2.  Acquisition

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, the financial print division of St Ives plc, for $8,208 in cash. In February 2007, the Company paid an additional $1,415 to St Ives plc, which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition was $9,588, which included acquisition costs of $321 and was net of cash acquired of $356. The excess purchase price over identifiable net tangible assets of $10,867 is reflected as part of goodwill and intangible assets in the Condensed Consolidated Balance Sheet as of September 30, 2007. A total of $4,167 has been allocated to goodwill and a total of $6,700 has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $2,778 as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations. This amount is included in goodwill. As of September 30, 2007, the remaining balance accrued was $24.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$356
Accounts receivable, net	2,548
Inventory	539
Other current assets	1,061

Total current assets	4,504
Property, plant and equipment, net	1,368
Goodwill	4,167
Intangible assets	6,700
Other noncurrent assets	20

Total assets acquired	16,759

Current liabilities	(4,555)
Noncurrent liabilities	(2,260)

Total liabilities assumed	(6,815)

Net assets acquired	$9,944

Note 3.	Discontinued Operations and Assets Held For Sale

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

As discussed in more detail in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company sold its DecisionQuest business in September 2006, its joint venture investment in CaseSoft, Ltd., (“CaseSoft”) in May 2006, and its DecisionQuest Discovery Services business in January 2006. As of September 30, 2007, the JFS business remains classified as held for sale.

In addition, the Company also recorded expenses of $8,218 during the year ended December 31, 2006 related to the estimated costs expected to be incurred in exiting the facilities, which were leased by DecisionQuest and Bowne Business Solutions Inc., the Company’s document outsourcing business, which was sold in November 2004. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Condensed Consolidated Balance

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sheet as of September 30, 2007 and December 31, 2006 related to this liability is $6,128 and $8,023, respectively. As of September 30, 2007 and December 31, 2006, $1,633 and $1,350, respectively, are included in accrued expenses and other obligations and $4,495 and $6,673, respectively, are included in deferred rent.

The assets and liabilities of the JFS business have been reclassified in the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following:

	September 30,	December 31,
	2007	2006

Cash and cash equivalents	$108	$—
Accounts receivable, net	121	153
Prepaid expenses and other current assets	5	16
Property and equipment, net	8	17
Goodwill and intangible assets, net	2,610	2,610

Total assets held for sale	$2,852	$2,796

Accounts payable and accrued expenses	$584	$683

Total liabilities held for sale	$584	$683

The results of the Company’s discontinued litigation solutions business for the three and nine months ended September 30, 2007 consist of the results of the JFS business and adjustments to the accrual for exit costs associated with leased facilities formerly occupied by the discontinued businesses. The results for the three and nine months ended September 30, 2006 consist of the results of (i) JFS business, (ii) the results of the Company’s document scanning and coding business until its sale in January 2006, (iii) the results of DecisionQuest until its sale in September 2006 which includes the Company’s equity share of income from the joint venture investment in CaseSoft, and (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses. The results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$299	$4,033	$983	$16,419

Income (loss) from discontinued operations before income taxes	$9	$(16,188)	$109	$(19,533)

The Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 include approximately $2,690 and $3,741, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the discontinued globalization business, which was sold in September 2005, as described more fully in Note 3 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 also include $565 and $1,344, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with Bowne Business Solutions Inc. Income from discontinued operations before income taxes includes adjustments related to the estimated indemnification liabilities associated with the discontinued globalization business of approximately $640 for the nine months ended September 30, 2007.

Note 4.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at September 30, 2007 and December 31, 2006 consist primarily of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

short-term securities including auction rate securities of approximately $37.3 million and $42.5 million, respectively. These underlying securities are fixed income securities such as long-term corporate bonds or municipal notes issued with a variable interest rate that is reset every 7, 28 or 35 days via a Dutch auction.

Note 5.	Stock Repurchase

In accordance with the existing stock repurchase program, as described more fully in Note 16 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company repurchased approximately 1.3 million shares of its common stock for approximately $21.4 million (an average price of $16.71 per share) during the three months ended September 30, 2007. During the nine months ended September 30, 2007 the Company repurchased approximately 2.4 million shares of its common stock for approximately $40.1 million (an average price of $16.37 per share). As of September 30, 2007, there was approximately $11.6 million available for share repurchases under the stock repurchase authorization. Since the inception of the Company’s stock repurchase program in December 2004 through September 30, 2007, the Company has repurchased approximately 12.3 million shares of its common stock for approximately $185.3 million, an average price of $15.08 per share.

Note 6.	Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company has measured the share-based compensation expense for stock options granted during the nine months ended September 30, 2007 and 2006 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 was $4.54 and $4.92, respectively. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2006 was $4.87 and $5.13, respectively. The weighted-average fair values were calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected dividend yield	1.3%	1.5%	1.3%	1.5%
Expected stock price volatility	32.0%	35.2%	32.3%	36.0%
Risk-free interest rate	4.1%	4.8%	4.5%	4.8%
Expected life of options	4 years	5 years	4 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the options granted during the three and nine months ended September 30, 2007 and 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $320 and $925 for the three and nine months ended September 30, 2007, respectively, and $269 and $828 for the three and nine months ended September 30, 2006, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2007, there was approximately $1,335 of total

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation cost related to non-vested stock option awards that is expected to be recognized over a weighted-average period of 1.5 years.

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

The details of the stock option activity for the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2007	3,285,920	$13.95
Granted	7,709	$15.58
Exercised	(49,250)	$13.53
Forfeited	(5,350)	$15.74

Outstanding as of March 31, 2007	3,239,029	$13.95
Granted	21,061	$16.89
Exercised	(672,415)	$13.68
Forfeited	(6,000)	$17.63

Outstanding as of June 30, 2007	2,581,675	$14.16
Granted	6,898	$16.86
Exercised	(19,100)	$15.45
Forfeited	(4,550)	$13.51

Outstanding as of September 30, 2007	2,564,923	$14.15	$7,548
Exercisable as of September 30, 2007	1,893,630	$13.75	$6,478

The total intrinsic value of the options exercised during the three and nine months ended September 30, 2007 was $82 and $4,066, respectively, and $366 and $2,090 for the three and nine months ended September 30, 2006, respectively. The amount of cash received from the exercise of stock options was $11,153 and $11,194 for the nine months ended September 30, 2007 and 2006, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $7 and $46 for the three and nine months ended September 30, 2007, respectively, and $38 and $119 for the three and nine months ended September 30, 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $24 and $1,554 for the three and nine months ended September 30, 2007, respectively, and $136 and $808 for the three and nine months ended September 30, 2006, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $656 and $126 for the nine months ended September 30, 2007 and 2006, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average option exercise price information as of September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	195,614	4 years	$9.36	195,614	$9.36
$10.32 - $11.99	163,782	3 years	$10.61	163,782	$10.61
$12.00 - $14.00	994,944	3 years	$13.26	957,944	$13.24
$14.01 - $15.77	909,670	6 years	$15.23	289,336	$15.04
$15.78 - $22.50	300,913	1 years	$18.88	286,954	$18.92

	2,564,923	4 years	$14.15	1,893,630	$13.75

The following table summarizes information about nonvested stock option awards as of September 30, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2007	682,500	$4.97
Granted	7,709	$4.23
Vested	(15,500)	$5.26
Forfeited	(3,750)	$4.90

Nonvested stock options as of March 31, 2007	670,959	$4.95
Granted	21,061	$5.30
Vested	(16,875)	$4.23
Forfeited	(1,000)	$3.92

Nonvested stock options as of June 30, 2007	674,145	$4.99
Granted	6,898	$4.54
Vested	(8,500)	$4.87
Forfeited	(1,250)	$4.27

Nonvested stock options as of September 30, 2007	671,293	$4.98

Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2007 amounted to $30 and $49, respectively. Total compensation expense recognized for stock options that vested during the nine months ended September 30, 2006 amounted to $57. No stock options vested during the three months ended September 30, 2006.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of September 30, 2007 and December 31, 2006, the amounts included in stockholders’ equity for these units were $4,953 and $5,196, respectively. As of September 30, 2007 and December 31, 2006, there were 454,148 and 481,216 units outstanding, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred plus any matching contribution made by the Company, are paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,218 and $2,341 as of September 30, 2007 and December 31, 2006, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of September 30, 2007 and December 31, 2006, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of September 30, 2007 and December 31, 2006, there were 179,235 and 191,085, respectively, deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $239 and $777 for the three and nine months ended September 30, 2007, respectively, and $185 and $663 for the three and nine months ended September 30, 2006, respectively.

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

Compensation expense related to restricted stock awards amounted to $109 and $326 for the three and nine months ended September 30, 2007, respectively, and $210 and $663 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007 unrecognized compensation expense related to restricted stock grants amounted to $308, which will be recognized over a weighted-average period of 1.3 years. There were 3,333 shares that vested during the nine months ended September 30, 2007 and there were no shares granted during the nine months ended September 30, 2007. As of September 30, 2007 there were 41,336 unvested shares of restricted stock outstanding with a weighted-average grant date fair value of $15.13.

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

The Company granted 5,000 and 20,000 RSUs during the three and nine months ended September 30, 2007, respectively. During the three months ended September 30, 2007 there were 7,500 RSUs forfeited. Compensation expense recognized related to RSUs amounted to $41 and $2,347 for the three and nine months ended September 30, 2007, respectively, based upon an estimated performance level through the end of the performance cycle. Compensation expense related to RSUs amounted to $780 for the three and nine months ended September 30, 2006. The unrecognized compensation expense related to RSU grants amounted to approximately $4,020, which will be recognized over a weighted-average period of 1.3 years. In March 2007, the Company issued 40,000 shares of common stock to the Company’s former Chief Executive Officer who retired as of December 31, 2006. The shares represent the pro rata portion that he was eligible to receive as of his retirement date, in accordance with his LTEIP agreement. Compensation expense related to these shares was recognized during 2006. The total number of unvested RSUs as of September 30, 2007 was 445,000, with a weighted-average grant date fair value of $13.96 per RSU.

Note 7.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding and includes deferred stock units. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended September 30, 2007 and 2006 excludes the dilutive effect of 282,626 and 1,012,444 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods and also excludes 301,225 and 75,961 stock options, respectively, which have an anti-dilutive effect under the application of the treasury stock method. The weighted-average diluted shares outstanding for the nine months ended September 30, 2007 and 2006 excludes the dilutive effect of 354,578 and 804,406 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods and also excludes 350,893 and 276,421 stock options, respectively, which have an anti-dilutive effect under the application of the treasury stock method.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” the weighted-average diluted shares outstanding for the nine months ended September 30, 2007 includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinated debentures of $1,730 for the nine months ended September 30, 2007, since the effects are dilutive to the earnings per share calculation for this period. The weighted-average diluted shares outstanding for the three months ended September 30, 2007 and 2006, and the nine months ended September 30, 2006 excludes the effect of the 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for that period.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	September 30,
	2007	2006

Basic shares	28,309,361	30,375,100
Diluted shares	28,933,486	30,596,113

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2007	2006

Basic shares	28,481,427	31,696,588
Diluted shares	33,101,610	32,012,252

Note 8.	Inventories

Inventories of $26,074 as of September 30, 2007 included raw materials of $6,523 and work-in-process of $19,551. As of December 31, 2006, inventories of $25,591 included raw materials of $6,185 and work-in-process of $19,406.

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

		Marketing &
	Financial	Business
	Communications	Communications	Total

Balance at January 1, 2007	$16,774	$13,747	$30,521
Goodwill associated with the acquisition of St Ives Financial	4,167	—	4,167
Foreign currency translation adjustment	613	—	613

Balance at September 30, 2007	$21,554	$13,747	$35,301

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$11,790	$1,769	$5,021	$548
Covenants not-to-compete	25	11	25	4

	$11,815	$1,780	$5,046	$552

The increase in customer relationships as of September 30, 2007 is primarily attributable to the allocation of the purchase price related to the acquisition of St Ives Financial as described in more detail in Note 2.

Note 10.	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand especially in light of the volatility of the capital markets and the resulting variability in transactional financial printing activity. As a result, the Company has taken several steps over the past several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions and costs associated with closing down and consolidating facilities. The Company continued to implement further cost reductions in 2007.

In August 2007, the Company announced a plan to integrate its manufacturing capabilities. The first major step in the execution of the plan is the consolidation of its Milwaukee, Wisconsin digital print facility with the Company’s existing print facility in South Bend, Indiana, making it the Company’s first fully integrated manufacturing facility, with digital and offset print capabilities. During the three months ended September 30, 2007,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recorded approximately $1.4 million of restructuring expenses related to this consolidation. These costs primarily consist of severance and personnel-related costs associated with the reduction of the workforce at its Milwaukee facility. The Company expects the shutdown of the Milwaukee facility will be completed in the fourth quarter of 2007.

In June 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York. Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $5.9 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.4 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant.

In addition to the charges described above, restructuring, integration and asset impairment charges for the nine months ended September 30, 2007 also included (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional company-wide workforce reductions, (iii) facility exit costs and an asset impairment charge related to the consolidation of the Company’s former financial communications facility in Philadelphia with the newly acquired Philadelphia facility previously occupied by St Ives Financial and (iv) additional facility exit costs related to the Financial Communications and MBC segments. These actions resulted in restructuring, integration and asset impairment costs totaling $2,106 for the three months ended September 30, 2007 and $12,154 for the nine months ended September 30, 2007.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2007:

	Three Months Ended
	September 30, 2007
			Asset
	Severance and		Impairments and
	Personnel-	Occupancy	Other Non-Cash
	Related Costs	Costs	Adjustments	Other	Total

Financial Communications	$351	$168	$—	$233	$752
Marketing & Business Communications	1,235	(110)	—	50	1,175
Corporate/Other	—	—	—	179	179

Total	$1,586	$58	$—	$462	$2,106

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30, 2007
			Asset
	Severance and		Impairments and
	Personnel-	Occupancy	Other Non-Cash
	Related Costs	Costs	Adjustments	Other	Total

Financial Communications	$2,164	$3,038	$3,393	$1,011	$9,606
Marketing & Business Communications	1,536	224	—	427	2,187
Corporate/Other	182	—	—	179	361

Total	$3,882	$3,262	$3,393	$1,617	$12,154

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding asset impairments and other non-cash adjustments) since December 31, 2005, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2005	$4,023	$4,772	$—	$8,795
2006 expenses	3,598	2,805	5,144	11,547
Paid in 2006	(5,970)	(5,372)	(4,934)	(16,276)

Balance at December 31, 2006	1,651	2,205	210	4,066
2007 expenses	3,882	3,262	1,617	8,761
Paid in 2007	(3,300)	(3,929)	(1,827)	(9,056)

Balance at September 30, 2007	$2,233	$1,538	$—	$3,771

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the first quarter of 2008.

Note 11.	Debt

The components of debt at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Convertible subordinated debentures	$75,000	$75,000
Other	1,926	2,509

	$76,926	$77,509

There were no borrowings outstanding under the $150 million, five-year senior, unsecured revolving credit facility, which expires in 2010 and is described more fully in Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of September 30, 2007 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2007. The Company is not subject to any financial covenants under the convertible subordinated debentures.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has various capital lease obligations which are included in long-term debt.

Note 12.	Commitments

Operating Lease

In May 2007, the Company’s synthetic lease for printing equipment matured. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. The Company exercised its option to purchase the equipment by refinancing $4.9 million through a four-year operating lease and purchasing the remaining equipment for $1.4 million outright. The future minimum operating lease payments associated with the refinanced equipment as of September 30, 2007 are $0.2 million in 2007, $0.8 million per year for 2008 through 2010, and $0.3 million in 2011. The synthetic lease is described more fully in Note 15 of the Notes to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Purchase Commitments

In September 2007, the Company renewed an existing service agreement with a vendor to outsource services which was to expire in 2008. The terms of this new agreement run through 2011 and increase the minimum annual purchase commitments previously disclosed in Note 15 of the Notes to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The renewal of the existing agreement increased the minimum purchase commitments previously disclosed by $7,000 in 2009, $7,500 in 2010 and $8,000 in 2011.

Note 13.	Postretirement Benefits

Pension Plans

In September 2007, the Company amended its defined benefit pension plan (the “Plan”), which is described in more detail in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Plan was amended to change the plan to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits will be frozen effective December 31, 2007 and no further benefits will accrue under the existing benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the ERISA minimum funding requirements.

The Company also has an unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. The SERP is described more fully in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. Also, certain non-union international employees are covered by other retirement plans.

As a result of the amendment to the Plan, the Company was required to measure the Plan’s funded status and recalculate the benefit obligations as of September 30, 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan		SERP
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
	September 30,	December 31,	September 30,	December 31,
Change in Benefit Obligation	2007	2006	2007	2006

Projected benefit obligation at beginning of year	$137,295	$127,044	$17,433	$23,048
Service cost	4,672	6,628	365	310
Interest cost	6,059	7,533	912	1,150
Amendments	(23,100)	724	2,378	(350)
Actuarial (gain) loss	(2,474)	2,898	2,050	1,352
Benefits paid	(4,409)	(7,532)	(2,838)	(8,077)

Projected benefit obligation at end of period	$118,043	$137,295	$20,300	$17,433

	Pension Plan		SERP
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
	September 30,	December 31,	September 30,	December 31,
Change in Plan Assets	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$114,164	$96,955	$—	$—
Actual return on plan assets	9,951	14,541	—	—
Employer contributions prior to measurement date	3,300	10,200	2,838	8,077
Benefits paid	(4,409)	(7,532)	(2,838)	(8,077)

Fair value of plan assets at end of period	123,006	114,164	—	—

Funded (unfunded) status	4,963	(23,131)	(20,300)	(17,433)
Unrecognized actuarial loss	12,081	17,816	9,994	8,716
Unrecognized prior service (benefit) cost	(20,334)	3,052	4,329	3,190
Unrecognized net initial (asset) obligation	(675)	(916)	—	31

Net accrued cost	$(3,965)	$(3,179)	$(5,977)	$(5,496)

The accumulated benefit obligations for the Company’s pension plan and SERP are as follows:

	Pension Plan		SERP
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Accumulated benefit obligation	$117,311	$111,704	$16,242	$15,274

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts included in the Condensed Consolidated Balance Sheets as of September 30, 2007 and December 30, 2006 are as follows:

	Pension Plan		SERP
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Noncurrent assets	$4,963	$—	$—	$—
Current liabilities	—	—	(2,079)	(3,200)
Noncurrent liabilities	—	(23,131)	(18,221)	(14,233)

Net amount recognized	$4,963	$(23,131)	$(20,300)	$(17,433)

The amendment to the Plan resulted in a reduction to the projected benefit obligations of approximately $22,848, a reduction of deferred income tax assets of $8,797, and an increase in stockholders’ equity of $14,051 as of September 30, 2007.

The net amount of accumulated other comprehensive loss in stockholders’ equity related to these plans as of September 30, 2007 and December 31, 2006 is $3,334 (net of a tax benefit of $2,261) and $19,505 (net of a tax benefit of $12,384), respectively.

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement dates are as follows:

	Pension Plan		SERP
	Nine Months Ended	Year Ended	Nine Months Ended	Year Ended
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006

Discount rate	6.25%	6.00%	6.25%	6.00%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%

The components of the net periodic benefit cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1,448	$1,836	$45	$73
Interest cost	2,248	2,086	379	272
Expected return on plan assets	(2,583)	(2,260)	—	—
Amortization of transition (asset) liability	(91)	(89)	15	24
Amortization of prior service cost	107	89	379	365
Amortization of actuarial loss	207	410	273	209

Net periodic cost of defined benefit plans	1,336	2,072	1,091	943
Union plans	68	86	—	—
Other retirement plans	502	401	—	—

Total cost	$1,906	$2,559	$1,091	$943

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$4,672	$5,152	$365	$269
Interest cost	6,059	5,648	912	868
Expected return on plan assets	(7,058)	(6,246)	—	—
Amortization of transition (asset) liability	(241)	(249)	31	74
Amortization of prior service cost	286	247	1,239	1,135
Amortization of actuarial loss	368	858	771	681

Net periodic cost of defined benefit plans	4,086	5,410	3,318	3,027
Union plans	242	259	—	—
Other retirement plans	1,524	1,358	—	—

Total cost	$5,852	$7,027	$3,318	$3,027

The expected full-year 2007 pension expense related to the Plan has been decreased to $4,094 from approximately $5,500 due to the amendment described above. As a result, the Company will recognize an expense of approximately $8 for the Plan during the fourth quarter of 2007. The full-year 2007 expense related to the SERP was not significantly changed.

The amortization of transition (asset)/liability, prior service cost and actuarial loss for the three and nine months ended September 30, 2007, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

As discussed in more detail in Note 12 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” during the fourth quarter of 2006.

The Company will remeasure the plans’ funded status as of December 31, 2007 and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2007.

The Company contributed $3.3 million to the pension plan in September 2007, which provides the Company with increased funding flexibility and accelerated tax benefits.

Other Postretirement Benefit Plan

The Company’s Canadian subsidiary also provides certain unfunded medical and dental benefits to retired employees who meet certain eligibility requirements. These benefits are provided through a contract with an insurance company. The benefit obligation related to these benefits amounted to $3,362 and $2,355 as of September 30, 2007 and December 31, 2006, respectively, and is included in non-current deferred employee compensation in the Condensed Consolidated Balance Sheets. The net periodic benefit cost recognized for this OPEB plan amounted to $542 and $599 for the three and nine months ended September 30, 2007, respectively.

The OPEB plan was amended in November 2007 and as such was closed to primarily all employees except for employees currently receiving benefits under this plan or for those employees that meet specific eligibility requirements. As a result of this amendment the benefit obligation related to the OPEB plan was reduced to approximately $1.4 million during the fourth quarter of 2007.

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

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. Any prospective adjustments to these unrecognized tax benefits will be recorded as a change to the Company’s provision for income taxes and would impact our effective tax rate. The total gross amount of unrecognized tax benefits as of September 30, 2007 is $9,091, including estimated interest and penalties of $1,382. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the three and nine months ended September 30, 2007. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision.

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

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 have been completed this year. During the first quarter of 2007, the Company was notified that its 2005 U.S. federal income tax return will also be audited. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times. Our affiliates in foreign jurisdictions do not have any active income tax audits in process as of September 30, 2007.

Income tax benefit for the three months ended September 30, 2007 was $1,575 on pre-tax loss from continuing operations of $691 compared to an income tax benefit of $905 on pre-tax loss from continuing operations of $609 for the same period in 2006. The increase in the tax benefit for the three months ended September 30, 2007 was primarily due to the favorable impact of adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007. Income tax expense for the nine months ended September 30, 2007 was $6,870 on pre-tax income from continuing operations of $33,650 compared to $11,152 on pre-tax income from continuing operations of $23,089 for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was 20.4%, which was significantly lower than the effective tax rate for the nine months ended September 30, 2006 of 48.3%, primarily due to income tax benefits of approximately $6,681 related to completion of the aforementioned audits of the 2001 through 2004 federal income tax returns and a reduction in unrecognized tax benefits. In addition, the results for the nine months ended September 30, 2007 include the favorable impact of adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Segment Information

The Company provides financial communications and other services that help companies produce and manage their investor communications and their marketing and business communications including, but not limited to, regulatory and compliance documents, personalized financial statements, enrollment books and sales collateral. The Company’s services span the entire document lifecycle and involve both electronic and printed media. The Company helps its clients compose their documents, manage the content and finalize the documents, translate the documents when necessary, prepare the documents for filing, personalize the documents and print and distribute the documents, both through the mail and electronically.

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

Marketing & Business Communications — Bowne’s digital print and personalized communications segment provides a portfolio of services to create, manage and distribute personalized communications, including financial and healthcare statements, pre- and post-enrollment kits, marketing and direct mail material.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Communications	$157,002	$148,043
Marketing & Business Communications	24,377	27,067

	$181,379	$175,110

Segment profit (loss):
Financial Communications	$18,566	$17,731
Marketing & Business Communications	(1,999)	(2,051)
Corporate/Other (see detail below)	(9,538)	(9,186)

	7,029	6,494
Depreciation expense	(5,972)	(5,628)
Amortization expense	(409)	(139)
Interest expense	(1,339)	(1,336)

Loss from continuing operations before income taxes	$(691)	$(609)

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(7,173)	$(7,786)
Other (expense) income, net	(259)	464
Restructuring charges, integration costs and asset impairment charges	(2,106)	(1,907)
Purchased in-process research and development	—	43

	$(9,538)	$(9,186)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)
	(In thousands)

Revenue from external customers:
Financial Communications	$567,957	$544,438
Marketing & Business Communications	86,958	96,717

	$654,915	$641,155

Segment profit (loss):
Financial Communications	$97,233	$84,435
Marketing & Business Communications	248	(1,389)
Corporate/Other (see detail below)	(38,605)	(36,669)

	58,876	46,377
Depreciation expense	(19,979)	(18,797)
Amortization expense	(1,204)	(410)
Interest expense	(4,043)	(4,081)

Income from continuing operations before income taxes	$33,650	$23,089

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(26,713)	$(26,077)
Other income, net	262	2,469
Restructuring charges, integration costs and asset impairment charges	(12,154)	(12,103)
Purchased in-process research and development	—	(958)

	$(38,605)	$(36,669)

Note 16.	Subsequent Event

On November 7, 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for an estimated $9.3 million, for total consideration of $12.3 million. Alliance Data Mail Services provides personalized customer communications and intelligent inserting and commingling capabilities to its clients in the financial services, healthcare, retail government and utilities industries. It also provides clients with advanced technology tools that enable the monitoring of a project’s status and reporting in real-time. With facilities in Dallas, Texas, Alliance Data Mail Services will be integrated into the Company’s existing distributive print network, which includes digital and offset printing, binding, mail services and fulfillment capabilities.

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

Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission (“SEC”), including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s operating results for 2007 continued to improve as compared to 2006. These results are a direct effect of the increased revenue in the Financial Communications segment, the favorable impact of the cost saving measures and strategic initiatives implemented by the Company, and improved profitability in the Marketing & Business Communications (“MBC”) segment. Diluted earnings per share from continuing operations improved to $0.03 for the three months ended September 30, 2007 compared to $0.01 during the same period in 2006 and improved to $0.86 for the nine months ended September 30, 2007 compared to $0.37 during the same period in 2006.

In August 2007, the Company announced a plan to integrate its manufacturing capabilities. By integrating its manufacturing capabilities, the Company will create a robust platform that includes digital and offset printing, binding, mail service and fulfillment capabilities. This new model will allow the Company to realize operating efficiencies through streamlined workflows and work sharing between sites during peak periods. As the first major step in the execution of this plan, the Company began consolidating its Milwaukee, Wisconsin digital print facility with its existing print facility in South Bend, Indiana, making it the Company’s first fully- integrated manufacturing facility, with digital and offset print capabilities. During the three months ended September 30, 2007, the Company recorded approximately $1.4 million of restructuring expenses related to this consolidation, primarily consisting of severance and personnel-related costs associated with the reduction of the workforce at its Milwaukee facility. The Company expects the shutdown of the Milwaukee facility will be completed in the fourth quarter of 2007 and expects total restructuring expenses in 2007 to be approximately $2.0 million to $3.0 million. These actions will result in annualized cost savings of approximately $2.0 million to $3.0 million. The Company continues to evaluate other facilities where future consolidations are appropriate, and expects to complete the full integration of all of its manufacturing capabilities in 2008.

In January 2007, the Company acquired St Ives Financial, the financial print division of St Ives plc, for approximately $9.6 million in cash, which includes a $1.4 million working capital adjustment. The integration of the St Ives Financial business was substantially completed during the first quarter of 2007. The acquisition expanded Bowne’s position in the Public Limited Company market and the European investment management marketplace, where St Ives Financial has a well-established reputation among significant blue-chip clients. The transaction also gave Bowne an immediate presence in Luxembourg and expanded the Company’s presence in Philadelphia, an important domestic market. This acquisition is discussed in more detail in Note 2 of the Notes to Condensed Consolidated Financial Statements.

On November 7, 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for an estimated $9.3 million, for total consideration of $12.3 million. With annual revenue expected to be $36.0 million, Alliance Data Mail Services provides personalized customer communications and intelligent inserting and commingling capabilities to its clients in the financial services, healthcare, retail government and utilities industries. It also provides clients with advanced technology tools that enable the monitoring of a project’s status and reporting in real-time. With facilities in Dallas, Texas, Alliance Data Mail Services will be integrated into the Company’s existing distributive print network, which includes digital and offset printing, binding, mail services and fulfillment capabilities.

As previously discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements, during the fourth quarter of 2006, the Company changed the way it reports and evaluates segment information. The Company had previously reported the costs associated with administrative, legal, finance and other support services, which are not directly attributable to the segments in the category “Corporate/Other”. The Company now also includes in the “Corporate/Other” category certain other expenses (such as stock-based compensation and supplemental retirement plan expenses) that had previously been allocated to the individual operating segments. The Company’s results for the three and nine months ended September 30, 2006 have been reclassified to conform to this presentation.

The results of the Company’s two reporting segments are discussed below:

•	Financial Communications: Revenue increased approximately $9.0 million, or 6%, to approximately $157.0 million for the three months ended September 30, 2007 compared to the same period in 2006 and segment profit increased approximately $0.8 million, or 5%, to approximately $18.6 million for the three months ended September 30, 2007 compared to the same period in 2006. The results for the three months ended September 30, 2007 reflect an increase in transactional revenue of approximately 15% and a slight decrease in non-transactional print activity compared to the prior year. For the nine months ended September 30, 2007, revenue increased approximately $23.5 million, or 4%, to approximately $568.0 million, and segment profit increased approximately $12.8 million, or 15%, to approximately $97.2 million as compared to the same period in 2006. The improved results for the nine months ended September 30, 2007 are primarily due to the increases in non-transactional print revenue, specifically the increase in compliance reporting and mutual fund activity. Non-transactional revenue increased 6% and transactional revenue increased 2% for the nine months ended September 30, 2007 as compared to the same period in 2006.

•	Marketing & Business Communications: The MBC segment reported revenue of approximately $24.4 million and $87.0 million for the three and nine months ended September 30, 2007, respectively, as compared to revenue of approximately $27.1 million and $96.7 million for the three and nine months ended September 30, 2006, respectively. The decrease in revenue is primarily the result of revenue from Vestcom International Inc.’s (“Vestcom”) retail customers that transferred back to Vestcom as part of our transition services agreement, non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program and other non-recurring Vestcom transition revenue. Segment loss for the three months ended September 30, 2007 was approximately $2.0 million as compared to approximately $2.1 million for the same period in 2006. Segment profit for the nine months ended September 30, 2007 was $248 thousand, compared to a loss of $1.4 million in the same period of 2006. The improvement in segment profit is primarily due to the integration of the workforces of Vestcom’s Marketing and Business Communication’s business with Bowne and the elimination of costs as a result of the consolidation of production facilities.

Items Affecting Comparability

The Company continually reviews its business, manages its costs and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in transactional financial printing activity. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, increase operating efficiencies, improve capacity utilization and better position the Company to respond to market pressures or unfavorable economic conditions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Financial Communications	$752	$90	$9,606	$2,812
Marketing & Business Communications	1,175	1,789	2,187	8,790
Corporate/Other	179	28	361	501

Total	$2,106	$1,907	$12,154	$12,103

After-tax impact	$1,301	$1,163	$7,480	$7,381
Diluted per share impact	$0.05	$0.04	$0.23	$0.23

The charges taken in the three and nine months ended September 30, 2007 primarily represent (i) severance costs associated with the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana, (ii) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (iii) severance and integration costs related to the integration of the St Ives Financial business, (iv) additional company-wide workforce reductions, (v) facility exit costs and an asset impairment charge related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (vi) facility exit costs related to the Financial Communications and MBC segments. The amounts above include certain non-cash asset impairments and adjustments amounting to $201 for the three months ended September 30, 2006, and $3,393 and $2,501 for the nine months ended September 30, 2007 and 2006, respectively. There were no non-cash asset impairments or adjustments related to three months ended September 30, 2007. Further discussion of the restructuring, integration and asset impairment activities are included in the segment information which follows, as well as in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Financial Communications

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$77,223	49%	$67,087	45%	$10,136	15%
Compliance reporting	27,410	17	28,797	20	(1,387)	(5)
Mutual funds	32,277	21	31,353	21	924	3
Commercial	13,903	9	17,006	11	(3,103)	(18)
Other	6,189	4	3,800	3	2,389	63

Total revenue	157,002	100	148,043	100	8,959	6
Cost of revenue	(100,877)	(64)	(95,585)	(65)	(5,292)	(6)

Gross margin	56,125	36	52,458	35	3,667	7
Selling and administrative	(37,559)	(24)	(34,727)	(23)	(2,832)	(8)

Segment profit	$18,566	12%	$17,731	12%	$835	5%

Other Items:
Depreciation	$(3,850)	(2)%	$(3,683)	(2)%	$(167)	(5)%
Restructuring, integration and asset impairment charges	$(752)	—%	$(90)	—%	$(662)	(736)%

Financial Communications revenue increased $8,959, or 6%, for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Transactional financial printing increased 15% as compared to the three months ended September 30, 2006 primarily due to an increase in larger transactional jobs and an increase in initial public offering (“IPO”) activity, during the three months ended September 30, 2007 as compared to the same period in 2006. Compliance reporting revenue decreased 5% for the three months ended

September 30, 2007, as compared to the three months ended September 30, 2006, due to certain one-time jobs in the prior period which did not occur in the current period. Mutual fund services revenue increased 3% for the three months ended September 30, 2007 compared to the same period in 2006 primarily due to the addition of several new clients and additional work from existing clients. Commercial revenue decreased 18% for the three months ended September 30, 2007 compared to the same period in 2006, primarily due to the loss of certain accounts, reduced volumes, timing and one-time jobs in the 2006 period which did not occur in the current period. Other revenue increased 63% due primarily to increases in translation services and revenue from virtual data room services in 2007. The results for the three months ended September 30, 2007 include the results of the St Ives Financial business.

Revenue from the international markets increased 23% to $44,366 for the three months ended September 30, 2007, compared to $36,050 for the three months ended September 30, 2006. This increase is primarily attributable to increases in Europe in both transactional print and non-transactional financial print activity, an increase in transactional print activity in Brazil and the weakness in the U.S. dollar compared to foreign currencies for the three months ended September 30, 2007 as compared to the same period in 2006. This increase was partially offset by a decrease in Canada, due to lower commercial revenue for the three months ended September 30, 2007. At constant exchange rates, revenue from international markets increased 15% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Gross margin of the Financial Communications segment increased $3,667, to 36% for the three months ended September 30, 2007 in comparison to a 35% gross margin for the three months ended September 30, 2006. The increase in gross margin was primarily due to the increase in transactional revenue, which historically is the Company’s most profitable class of service, and the favorable impact of cost saving measures and strategic initiatives implemented by the Company.

Selling and administrative expenses increased 8% for the three months ended September 30, 2007, compared to the same period in 2006, primarily due to increases in those expenses directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. Also contributing to the increase are labor costs associated with the addition of St Ives Financial sales staff. As a percentage of revenue, selling and administrative expenses increased slightly to 24% for the three months ended September 30, 2007 as compared to 23% for the same period in 2006.

As a result of the foregoing, segment profit (as defined in Note 15 of the Notes to Condensed Consolidated Financial Statements) from the Financial Communications segment increased 5% for the three months ended September 30, 2007 as compared to the same period in 2006 and segment profit as a percentage of revenue remained constant at 12% for the three months ended September 30, 2007 as compared to the same period in 2006. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring, integration and asset impairment charges related to the Financial Communications segment for the three months ended September 30, 2007 were $752 as compared to $90 for the same period in 2006. The charges incurred during the three months ended September 30, 2007 consisted of costs related to the integration of the St Ives Financial business, and additional costs related to workforce reductions and facility closures. The charges incurred during the three months ended September 30, 2006 primarily represent costs related to headcount reductions.

Marketing & Business Communications

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
			(Dollars in thousands)

Revenue	$24,377	100%	$27,067	100%	$(2,690)	(10)%
Cost of revenue	(22,334)	(92)	(24,463)	(90)	2,129	9

Gross margin	2,043	8	2,604	10	(561)	(22)
Selling and administrative	(4,042)	(16)	(4,655)	(18)	613	13

Segment loss	$(1,999)	(8)%	$(2,051)	(8)%	$52	3%

Other Items:
Depreciation	$(1,950)	(8)%	$(1,752)	(6)%	$(198)	(11)%
Restructuring, integration and asset impairment charges	$(1,175)	(5)%	$(1,789)	(7)%	$614	34%

Marketing & Business Communications revenue decreased for the three months ended September 30, 2007 as compared to the same period in 2006. The 2006 results included approximately $1.2 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transition services agreement, and other non-recurring Vestcom transition revenue. The gross margin for the three months ended September 30, 2007 declined to 8% down from 10% for the same period in 2006 driven by a lower revenue base over the fixed cost structure.

Selling and administrative expenses decreased for the three months ended September 30, 2007 as compared to the comparable 2006 period primarily due to a decrease in those expenses directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. As a percentage of revenue, selling and administrative expenses decreased two percentage points to 16%.

As a result of the foregoing, segment loss (as defined in Note 15 of the Notes to Condensed Consolidated Financial Statements) for this segment was $1,999 for the three months ended September 30, 2007 as compared to a loss of $2,051 in the comparable 2006 period. Refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment loss to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $1,175 for the three months ended September 30, 2007 as compared to $1,789 for the three months ended September 30, 2006. The costs incurred in 2007 were primarily associated with the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana. The costs incurred in 2006 were primarily related to integration and asset impairment costs associated with the consolidation of MBC facilities that began during the second quarter.

Summary

Overall revenue increased $6,269, or 4%, to $181,379 for the three months ended September 30, 2007 as compared to the same period in 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment including the addition of revenue resulting from the acquisition of the St Ives Financial business. Partially offsetting these increases was a decrease in revenue from the MBC segment for the three months ended September 30, 2007 as compared to September 30, 2006. Gross margin increased $3,717, or 6%, for the three months ended September 30, 2007 as compared to the same period in 2006 and the gross margin percentage increased approximately one percentage point to 35% for the three months ended September 30, 2007. The increase in gross margin percentage is primarily due to the increase in transactional revenue, which historically has been the Company’s most profitable class of service, and the favorable impact of the cost saving measures and strategic initiatives implemented by the Company.

Selling and administrative expenses on a company-wide basis increased $2,217, or 4%, to $53,543 for the three months ended September 30, 2007 as compared to the same period in 2006. The increase is primarily due to an increase in expenses that are directly associated with sales, such as selling expenses (including commissions) and increased costs associated with the addition of St Ives Financial sales staff. Shared corporate expenses were $7,173 for the three months ended September 30, 2007, as compared to $7,786 for the same period in 2006. The decrease in shared corporate expenses is primarily due to the reduction in compensation expense associated with the long-term equity incentive compensation plan for the three months ended September 30, 2007 as compared to the same period in 2006, which is discussed in further detail in Note 6 of the Notes to Condensed Consolidated Financial Statements. As a percentage of revenue, overall selling and administrative expenses increased one percentage point for the three months ended September 30, 2007 and 2006.

Depreciation expense increased slightly for the three months ended September 30, 2007, compared to the same period in 2006 due primarily to the increase in capital expenditures during the past two years.

The Company recorded a charge of $1,001 related to purchased in-process research and development based on a preliminary allocation of the purchase price during the second quarter of 2006 which is related to the Company’s acquisition of certain assets of PLUM Computer Consulting, Inc. (“PLUM”). The allocation of the purchase price was modified during the three months ended September 30, 2006 and the amount allocated to the purchased in-process research and development was reduced by $43.

There were $2,106 in restructuring, integration and asset impairment charges during the three months ended September 30, 2007, as compared to $1,907 in the same period in 2006, as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Other expense increased $723 for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to foreign currency gains in 2006 as compared to foreign currency losses in 2007 driven by the weakness in the U.S. dollar compared to other currencies during 2007.

Income tax benefit for the three months ended September 30, 2007 was $1,575 on pre-tax loss from continuing operations of $691 compared to an income tax benefit of $905 on pre-tax loss from continuing operations of $609 for the same period in 2006. The income tax benefit for the three months ended September 30, 2007 was favorably impacted by a reduction in unrecognized tax benefits and adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

The 2007 results from discontinued operations include the operations of the JFS Litigators’ Notebook® (“JFS”) business and adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include the net loss on the sale of DecisionQuest until the date of sale, the exit costs associated with leased facilities formerly occupied by discontinued businesses and the operating results of JFS.

As a result of the foregoing, net income for the three months ended September 30, 2007 was $804 as compared to a net loss of $11,772 for the three months ended September 30, 2006.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006

Domestic (United States)	$(2,755)	$(3,378)
International	2,064	2,769

Loss from continuing operations before taxes	$(691)	$(609)

Domestic pre-tax loss from continuing operations for the three months ended September 30, 2007 improved compared to the same period in the prior year primarily due to an increase in revenue and the favorable impact of the cost savings and strategic initiatives in the Financial Communications segment offset by costs associated with the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana. International pre-tax income from continuing operations decreased for the three months ended September 30, 2007 as compared to the same period in the prior year, primarily due to decreases in Canada.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Financial Communications

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional financial printing	$217,590	38%	$213,026	39%	$4,564	2%
Compliance reporting	159,195	28	149,168	28	10,027	7
Mutual funds	129,902	23	120,984	22	8,918	7
Commercial	42,875	8	49,614	9	(6,739)	(14)
Other	18,395	3	11,646	2	6,749	58

Total revenue	567,957	100	544,438	100	23,519	4
Cost of revenue	(350,501)	(62)	(347,726)	(64)	(2,775)	(1)

Gross margin	217,456	38	196,712	36	20,744	11
Selling and administrative	(120,223)	(21)	(112,277)	(20)	(7,946)	(7)

Segment profit	$97,233	17%	$84,435	16%	$12,798	15%

Other Items:
Depreciation	$(13,226)	(2)%	$(12,591)	(2)%	$(635)	(5)%
Restructuring, integration and asset impairment charges	$(9,606)	(2)%	$(2,812)	(1)%	$(6,794)	(242)%

Financial Communications revenue increased 4% for the nine months ended September 30, 2007 as compared to the same period in 2006, with transactional financial printing up 2% compared to the nine months ended September 30, 2006 primarily due to an increase in IPO activity in 2007 as compared to 2006. Compliance reporting revenue increased 7% for the nine months ended September 30, 2007, as compared to the same period in 2006, due in part to new SEC regulations and more extensive disclosure requirements, including the new executive compensation proxy rules. Mutual fund services revenue increased 7% for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to the addition of several new clients and additional work from existing clients. Commercial revenue decreased 14% for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to the loss of certain accounts, reduced volumes, timing and one-time jobs in the 2006 period which did not occur in the current period. Other revenue increased 58% due primarily to increases in translation services and virtual data room services in 2007. The results for the nine months ended September 30, 2007 include the results of the St Ives Financial business.

Revenue from the international markets increased 5% to approximately $138,451 for the nine months ended September 30, 2007, as compared to $131,978 for the same period in 2006 primarily due to the weakness in the U.S. dollar compared to foreign currencies. Revenue from international markets reflects an increase in non-transactional financial printing in Europe and transactional printing in Brazil during the nine months ended September 30, 2007 as compared to the same period in 2006. This increase is partially offset by a decrease in Canada during the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to a decline in commercial and mutual fund revenue. In 2006, Canada results benefited from the change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund business last year but experienced a decline in 2007 due to several fund holders electing not to continue to receive the management report. At constant exchange rates, revenue from international markets remained constant for the nine months ended September 30, 2007 compared to the same period in 2006.

Gross margin of the Financial Communications segment increased by $20,744, or 11% over the prior period in 2006, and the gross margin percentage increased to 38% for the nine months ended September 30, 2007, up from 36% in 2006. The increase in gross margin was primarily due to the favorable impact of cost saving measures and strategic initiatives implemented by the Company.

Selling and administrative expenses increased 7% for the nine months ended September 30, 2007, compared to the same period in 2006, and as a percentage of revenue, increased one percentage point to 21% for the nine months ended September 30, 2007, as compared to the same period in 2006. This increase is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase are labor costs associated with the addition of St Ives Financial sales staff. Partially offsetting the increase were higher facility costs in the New York City office during the nine months ended September 30, 2006 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations. In addition, bad debt expense for this segment decreased for the nine months ended September 30, 2007 as compared to September 30, 2006, a direct result of improved billing and collection efforts.

As a result of the foregoing, segment profit (as defined in Note 15 to the Condensed Consolidated Financial Statements) from this segment increased 15%, to $97,233, for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily as a result of the increase in revenue and the favorable impact of cost saving measures and strategic initiatives implemented by the Company. Segment profit as a percentage of revenue increased to 17% for the nine months ended September 30, 2007 as compared to 16% for the same period in 2006. Refer to Note 15 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the nine months ended September 30, 2007 were $9,606 as compared to $2,812 for the same period in 2006. The charges incurred during the nine months ended September 30, 2007 consisted of (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) severance and integration costs related to the integration of the St Ives Financial business, (iii) additional workforce reductions and facility closures, and (iv) facility exit costs and an asset impairment charge related to the consolidation of the Company’s former facility in Philadelphia with the newly acquired Philadelphia facility previously occupied by St Ives. The charges incurred during the nine months ended September 30, 2006 primarily represent costs related to additional workforce reductions in certain locations and the closing of a portion of the Company’s facility in Washington, D.C.

Marketing & Business Communications

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$86,958	100%	$96,717	100%	$(9,759)	(10)%
Cost of revenue	(73,395)	(84)	(83,512)	(86)	10,117	12

Gross margin	13,563	16	13,205	14	358	3
Selling and administrative	(13,315)	(16)	(14,594)	(15)	1,279	9

Segment profit (loss)	$248	—%	$(1,389)	(1)%	$1,637	118%

Other Items:
Depreciation	$(6,208)	(7)%	$(5,232)	(5)%	$(976)	(19)%
Restructuring, integration and asset impairment charges	$(2,187)	(3)%	$(8,790)	(9)%	$6,603	75%

MBC revenue decreased for the nine months ended September 30, 2007 as compared to the same period in 2006. The 2006 results included approximately $5.8 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the nine months ended September 30, 2006 included approximately $5.5 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transitions services agreement, and other non-recurring Vestcom transition revenue. Partially offsetting the decrease in revenue from 2006 was revenue related to projects within the insurance industry in 2007 as a result of the acquisition of St Ives Financial. The gross margin for the nine months ended September 30, 2007 improved to 16%, up from 14% for the same period in 2006, primarily due to the integration of the workforces of Vestcom with Bowne and the elimination of costs as a result of the consolidation of production facilities.

Selling and administrative expenses decreased $1,279 for the nine months ended September 30, 2007 as compared to the same period in 2006, primarily due to a decrease in those expenses directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. Also contributing to the decrease in these expenses is the integration of the workforces related to the acquisition of Vestcom’s Marketing and Business Communications business and workforce reductions. As a percentage of revenue, selling and administrative expenses increased one percentage point to 16%.

As a result of the foregoing, segment profit (as defined in Note 15 to the Condensed Consolidated Financial Statements) for this segment improved $1,637 for the nine months ended September 30, 2007 as compared to 2006. Segment profit as a percentage of revenue improved to breakeven for the nine months ended September 30, 2007 up from a loss of 1% for the nine months ended September 30, 2006. Refer to Note 15 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $2,187 for the nine months ended September 30, 2007 as compared to $8,790 for the nine months ended September 30, 2006. The costs incurred in 2007 were primarily related to (i) the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana, (ii) headcount reductions, (iii) costs associated with the acquisition of St Ives Financial, and (iv) facility exit costs related to leased warehouse space. The costs incurred in 2006 were primarily related to an asset impairment charge related to the consolidation of MBC facilities, and severance and integration costs associated with the integration of the workforce.

Summary

Overall revenue increased $13,760, or 2%, to $654,915 for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment, principally non-transactional revenue, and the addition of revenue resulting from the acquisition of the St Ives Financial business. Partially offsetting the increase in revenue from the Financial Communications segment was a decrease in revenue from the MBC segment for the nine months ended September 30, 2007 as compared to September 30, 2006. Gross margin increased $21,757, or 10%, for the nine months ended September 30, 2007 as compared to the same period in 2006, and the gross margin percentage increased approximately two percentage points to 37% for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase in gross margin percentage is primarily due to the favorable impact of the cost saving measures and strategic initiatives implemented by the Company and improved profitability in the MBC segment.

Selling and administrative expenses on a company-wide basis increased by approximately $7,958, or 5%, to $174,285 for the nine months ended September 30, 2007 as compared to the same period in 2006. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and costs associated with the addition of the St Ives Financial sales staff. Shared corporate expenses were approximately $26,713 for the nine months ended September 30, 2007, as compared to approximately $26,077 for the same period in 2006. The increase in shared corporate expenses is primarily due to the expenses associated with the long-term equity incentive compensation plan, which went into effect in July 2006 and is partially offset by higher facility costs in 2006 related to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations. As a percentage of revenue, overall selling and administrative expenses increased slightly to 27% for the nine months ended September 30, 2007 as compared to 26% for the same period in 2006.

Depreciation expense increased for the nine months ended September 30, 2007, compared to the same period in 2006 due primarily to the increase in capital expenditures in the past two years.

The Company recorded a charge of $958 related to purchased in-process research and development during the nine months ended September 30, 2006 which is based on an allocation of the purchase price related to the Company’s acquisition of certain assets of PLUM.

There were approximately $12,154 in restructuring, integration, and asset impairment charges during the nine months ended September 30, 2007, as compared to $12,103 in the same period in 2006, as discussed in Note 10 of the Notes to the Condensed Consolidated Financial Statements.

Other income decreased $2,207 for the nine months ended September 30, 2007 as compared to the same period in 2006 primarily due to a decrease in interest income received from the Company’s investments in short-term marketable securities due to a decrease in the average balance of interest bearing cash and short-term marketable securities in 2007 as compared to 2006. In addition, the Company experienced foreign currency gains in 2006 as compared to foreign currency losses in 2007 driven by the weakness in the U.S. dollar compared to other currencies during 2007.

Income tax expense for the nine months ended September 30, 2007 was $6,870 on pre-tax income from continuing operations of $33,650 compared to $11,152 on pre-tax income from continuing operations of $23,089 for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was 20.4%, which was significantly lower than the effective tax rate for the nine months ended September 30, 2006 of 48.3%, primarily due to tax benefits of approximately $6,681 related to completion of audits of the 2001 through 2004 federal income tax returns and a reduction in unrecognized tax benefits. In addition, the results for the nine months ended September 30, 2007 includes the favorable impact of adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

The 2007 results from discontinued operations include the operations of JFS and adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include the (i) net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft, (ii) the net loss on the sale of DecisionQuest, (iii) the operating results of DecisionQuest until its sale, including an asset impairment charge related to the impairment of its goodwill, (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses, (v) the operating results of JFS and (vi) the operating results of the document scanning and coding business until its sale.

As a result of the foregoing, net income for the nine months ended September 30, 2007 was $27,180 as compared to net loss of $4,002 for the nine months ended September 30, 2006.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended
	September 30,
	2007	2006

Domestic (United States)	$21,418	$12,098
International	12,232	10,991

Income from continuing operations before taxes	$33,650	$23,089

The increase in domestic and international pre-tax income from continuing operations is primarily due to the favorable impact of the cost savings and strategic initiatives implemented by the Company within the Financial Communications segment. Also contributing to the increase in domestic pre-tax income is the improvement in segment profit of the MBC segment for the nine months ended September 30, 2007 as compared to the same period in 2006.

Liquidity and Capital Resources

	September 30,
Liquidity and Cash Flow Information:	2007	2006

Working capital	$183,827	$178,973
Current ratio	2.66:1	2.45:1
Net cash provided by (used in) operating activities (for the nine months ended)	$57,004	$(15,130)
Net cash (used in) provided by investing activities (for the nine months ended)	$(21,492)	$10,366
Net cash used in financing activities (for the nine months ended)	$(33,407)	$(47,954)
Capital expenditures (for the nine months ended)	$(14,295)	$(22,098)
Acquisitions, net of cash acquired	$(12,588)	$(32,908)
Days sales outstanding	71 days	76 days

Overall working capital increased $4,854 as of September 30, 2007 compared to September 30, 2006. The change in working capital is primarily attributable to an increase in the collection of accounts receivable balances in 2007 as compared to 2006 and a decrease in accrued expenses and taxes payable in 2007 as compared to 2006 offset primarily by cash used to repurchase shares of the Company’s common stock, cash used to pay restructuring and integration related expenses, and cash used in the acquisition of St Ives Financial and an additional $3.0 million payment related to the acquisition of certain technology assets of PLUM during the first quarter of 2007.

In September 2007, the Company amended its defined benefit pension plan (the “Plan”) to change the plan to a cash balance plan (the “Amended Plan”), which is described in more detail in Note 13 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Plan was amended to change the plan to a cash balance plan effective January 1, 2008. The amendment to the Plan resulted in a reduction to the projected benefit obligations of approximately $22,848 as of September 30, 2007 and will reduce the future funding requirements for the Amended Plan. The Company contributed $3.3 million to the Plan in September 2007 and will continue to contribute an amount necessary to meet the ERISA minimum funding requirements.

In June 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York. Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $5.9 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.4 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant. As a result of the Lease Amendment, the fixed rent payable and the related operating expense reduction are expected to result in cost savings over the remainder of the term of the Lease (through May 2026) of approximately $50.0 million. In addition, the letter of credit issued in favor of the Landlord in connection with the lease was reduced by $2.8 million, to $6.6 million. As a result of this transaction, the Company’s future operating lease commitments that were previously disclosed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 were reduced by approximately $39.0 million, which represents the reduction in the future minimum rent payments over the remaining life of the lease (through May 2026).

As described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company’s synthetic lease for printing equipment matured in May 2007. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. In May 2007, the Company exercised its option to purchase the equipment by refinancing $4.9 million through a four-year operating lease and purchasing the remaining equipment for $1.4 million outright. As a result of this transaction, the Company’s estimated 2007 contractual obligations that were previously disclosed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 were reduced by approximately $4.9 million. The future minimum operating lease payments associated with the refinanced equipment as of September 30, 2007 are $0.2 million in 2007, $0.8 million per year for 2008 through 2010, and $0.3 million in 2011.

In September 2007, the Company renewed an existing service agreement with a vendor to outsource services through 2011. As a result of this transaction, the Company’s minimum annual purchase commitments that were previously disclosed in Note 15 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006 increased by approximately $7.0 million in 2009, $7.5 million in 2010 and $8.0 million in 2011.

For the nine months ended September 30, 2007, the Company repurchased approximately 2.4 million shares of its common stock for approximately $40.1 million (an average price of $16.37 per share) in accordance with its stock repurchase program that is described more fully in Note 16 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, there was approximately $11.6 million available for share repurchases under the stock repurchase authorization. Since the inception of the Company’s stock repurchase program in December 2004 through September 30, 2007, the Company has repurchased approximately 12.3 million shares of its common stock for approximately $185.3 million at an average price of $15.08 per share. Subsequent to September 30, 2007, the Company repurchased an additional 251,395 shares of its common stock under this plan for approximately $4.3 million (an average price of $17.25 per share) through November 1, 2007.

The Company had no borrowings outstanding under its $150 million, five-year senior, unsecured revolving credit facility as of September 30, 2007. The facility expires in May 2010.

Capital expenditures for the nine months ended September 30, 2007 were $14.3 million, which includes approximately $3.0 million related to the consolidation and build-out of the existing space at the 55 Water Street facility as a result of the lease modification described above. Capital expenditures for the nine months ended September 30, 2006 were $22.1 million, which includes approximately $2.9 million associated with the relocation of the Company’s New York City facility to 55 Water Street, which occurred in January 2006 and approximately $3.3 million related to the relocation of the Company’s London financial communications facility during the second quarter of 2006. In addition, capital expenditures for the nine months ended September 30, 2006 includes approximately $6.5 million incurred by the MBC segment. The Company expects full-year 2007 capital expenditures to range from approximately $19 million to $22 million.

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

Cash Flows

Days sales outstanding improved to 71 days as of September 30, 2007 from 76 days as of September 30, 2006. The Company had net cash provided by operating activities of $57,004 for the nine months ended September 30,

2007 compared to net cash used in operating activities of $15,130 for the nine months ended September 30, 2006. The significant increase in cash provided by operating activities is primarily due to the increase in the change in accounts receivable resulting from the higher collections of year-end receivables during 2007 as compared to 2006, as a result of improved billing and collection efforts. In addition, the increase in cash provided by operations was also attributable to the funding of costs related to the Company’s relocation of its corporate office and New York City based operations during the nine months ended September 30, 2006, a decrease in income taxes paid during the nine months ended September 30, 2007 of $7,755 as compared to the same period in 2006, and a decrease in the funding of the Company’s pension plans in 2007 as compared to 2006. Overall, cash provided by operating activities for the nine months ended September 30, 2007 increased by $72,134 compared to the same period in 2006.

Net cash used in investing activities was $21,492 for the nine months ended September 30, 2007 as compared to net cash provided by investing activities of $10,366 for the nine months ended September 30, 2006. The increase in net cash used in investing activities from 2006 to 2007 was primarily due to the decrease in the net proceeds from the sale of marketable securities and the cash provided by discontinued operations in 2006 of $12,269, related to the proceeds received from the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006, and was partially offset by a decrease in the cash used for acquisitions in 2007 as compared to 2006. The net proceeds from the sale of marketable securities was $5,175 in 2007 as compared to $46,500 in 2006. The results for 2007 include net cash used for acquisitions of approximately $12,588, which consists of the acquisition of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM, compared to the results for 2006 of approximately $32,908, which includes net cash used in the acquisition of Vestcom’s Marketing and Business Communications division of $30,824 and $2,084 used in the acquisition of certain technology assets of PLUM. In addition, there was a decrease in capital expenditures for the nine months ended September 30, 2007. Capital expenditures for the nine months ended September 30, 2007 were $14,295 as compared to $22,098 for the nine months ended September 30, 2006.

Net cash used in financing activities was $33,407 and $47,954 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in net cash used in financing activities in 2007 as compared to 2006 primarily resulted from a decrease in the repurchase of the Company’s common stock during the nine months ended September 30, 2007 as compared to the same period in 2006.

2007 Outlook

Consistent with the Company’s policy of not adjusting annual guidance unless the Company believes the actual results will be materially outside the range provided, the Company disclosed certain adjustments in the quarterly report on Form 10-Q for the six months ended June 30, 2007 to the estimates that it had previously provided in its 2007 Outlook included in its annual report on Form 10-K for the year ended December 31, 2006. The Company expects overall operating performance will be in the range of the full-year guidance previously provided. These forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in 2007. The Company adopted FIN 48 in January 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in financial statements. Under FIN 48, the Company will recognize tax benefits from uncertain tax positions only when it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized for such positions are measured based on that level of benefit that has a greater than fifty percent likelihood of being effectively settled. The impact of adopting FIN 48 resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits which is reflected as an adjustment to retained earnings as of January 1, 2007. The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. The total gross amount of unrecognized tax benefits as of September 30,

2007 is $9,091, including estimated interest and penalties of $1,382. The reduction of the unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the nine months ended September 30, 2007. The adoption of FIN 48 is discussed in more detail in Note 14 of the Notes to Condensed Consolidated Financial Statements.

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

In August 2007, the FASB proposed FASB Staff Position (“FSP”) No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. If issued, the proposed FSP would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s Convertible Subordinated Debentures, which are discussed in more detail in Note 11 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2006, would be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debenture’s expected life as additional non-cash interest expense. As such, prior period earnings and earnings per share would be adjusted to reflect these changes. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and is expected to require retrospective application. The Company is currently assessing the impact this proposed FSP will have on its financial statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year, $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the nine months ended September 30, 2007, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of September 30, 2007. Therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the nine months ended September 30, 2007.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international financial communications operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $6,912 and $1,495 in its Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2007 and 2006, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $37.4 million as of September 30, 2007, primarily consisting of auction rate securities. These securities are fixed income securities with limited market fluctuation risk. The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. To the extent there are fluctuations in equity values, the amount of the Company’s annual contribution could be affected. For example, a decrease in equity prices could increase the amount of the Company’s annual contributions to the plan.

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

(c) Issuer Purchases of Common Stock:

The following table provides information with respect to the repurchase of shares of the Company’s common stock by or on behalf of the Company, in accordance with the stock repurchase program, for the quarter ended September 30, 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares That
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
	(In thousands, except per share data)

July 1, 2007 to July 31, 2007	106	$19.60	106	$30,900
August 1, 2007 to August 31, 2007	631	$16.31	631	$20,600
September 1, 2007 to September 30, 2007	542	$16.61	542	$11,600

Total	1,279	$16.71	1,279

Item 5.	Other Information

Attached as Exhibit 100 to this Quarterly Report on Form 10-Q are the following materials, formatted in eXtensible Business Reporting Language (“XBRL”), (i) the Condensed Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and September 30, 2006, and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006. The financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Registrant. The purpose of submitting these XBRL documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

The information in Exhibit 100 attached hereto shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, regardless of any general incorporation language in such filing.

Item 6.	Exhibits

(a) Exhibits:

31.1		—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
31.2		—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1		—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board, President and Chief Executive Officer
32.2		—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
100	.INS	—	XBRL Instance Document
100	.SCH	—	XBRL Taxonomy Extension Schema Document
100	.SCH.1	—	XBRL Taxonomy Extension Schema Document
100	.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document
100	.LAB	—	XBRL Taxonomy Extension Label Linkbase Document
100	.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2007

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2007

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 7, 2007