Form 10-K
period 2007-12-31
BOWNE & CO INC
filed 2008-03-12
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007,
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

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
                                                     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $528 million. For purposes of the foregoing calculation, the registrant’s 401(K) Savings Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the registrant.

The registrant had 26,307,627 shares of Common Stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 11, 2008. Part III, Items 10-12

PART I

Item 1.	Business

Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne”, the “Company”, “We” or “Our” unless otherwise noted), established in 1775, is a global leader in providing business services that help companies produce and manage their shareholder, investor, marketing and business communications. These communications include, but are not limited to, regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help clients create, edit and compose their documents; manage the content, translate the documents when necessary; personalize the documents, prepare the documents and in many cases perform the filing; and print and distribute the documents, both through the mail and electronically.

In 2007 and 2006, the Company conducted its business in two distinct operating segments: Financial Communications and Marketing & Business Communications. Each segment had its own sales force, marketing and customer service organizations as well as research and development, product development, technology support and manufacturing. However, the fundamentals behind these two segments are rapidly converging. Clients for all of the services increasingly overlap; the technology for serving them, and the marketing and channel requirements for reaching them are similar or virtually identical. No longer is there a parallel set of distinct customers, services and channels; rather, there is an increasing cross-over between clients, application needs, sales and marketing requirements.

Bowne announced several significant internal changes during 2007 in order to more effectively and competitively address these market dynamics. Essentially, we are integrating our customer-facing resources so that we can provide all Bowne services to all clients and prospects; we are unifying our manufacturing footprint to provide the best quality and cost-effective technology to our clients regardless of timing and location; and we are consolidating our administrative and support functions so that best practices and economic advantages are leveraged across the enterprise.

These changes announced during the latter part of 2007 are expected to have a positive impact on the Company during 2008 and as such, will change how we report our financial results. During 2007, however, the management of the Company was structured to support these two reportable business segments whose services and operating results are described below:

Financial Communications — in 2007 this segment included a comprehensive array of services to create, manage, translate, file and distribute shareholder and investor-related documents. Bowne provides these services to its clients in connection with capital market and transactions, such as equity and debt issuances and mergers and acquisitions, which the Company calls “transactional services”. Bowne also provides these services to public corporations in connection with their compliance obligations to produce, file and deliver periodic and other reports under applicable laws and regulations, which the Company calls “compliance reporting services.” Bowne provides mutual fund services to investment management firms relating to regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. Bowne also provides general commercial print services as client and capacity opportunities emerge.

Overall, the Financial Communications segment generated revenue of approximately $729.1 million in 2007 and $705.9 million in 2006, representing approximately 86% and 85% of total Company revenue, respectively. The Company’s Financial Communications segment generated segment profit of approximately $120.3 million and $102.4 million in 2007 and 2006, respectively. The Company’s segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses.

Marketing & Business Communications — during 2007 this segment included a portfolio of services to create, manage and distribute personalized communications, including financial statements, enrollment kits and sales and marketing collateral, to help companies communicate with their customers. Bowne provides these services primarily to the financial services, commercial banking, healthcare, insurance, gaming, and travel and leisure industries. This segment generated revenue of approximately $121.5 million in 2007, and $127.8 million in 2006, representing approximately 14% and 15% of Bowne’s total revenue for 2007 and 2006, respectively. This segment reported a segment profit of $0.2 million in 2007 and a segment loss of $0.6 million in 2006.

In January 2007, the Company acquired St Ives Financial, a division of St Ives plc, which is based in the United Kingdom. The integration of St Ives Financial was completed in 2007. The acquisition expanded Bowne’s position in the Public Limited Company market and the European investment management marketplace, where St Ives Financial has a well-established reputation among significant blue-chip clients. The acquisition also gave Bowne an immediate presence in Luxembourg and expanded the Company’s presence in Philadelphia, an important domestic market. In this transaction Bowne also acquired two software-based products: Smartappstm, a Java-based system for content management used by mutual funds; and DealTranstm, a system which allows mutual and hedge funds to communicate and track exchanges among their staff as well as with their clients.

In November 2007, the Company announced the opening of an office in Moscow. The new facility expands the Company’s European footprint, enabling Bowne to locally serve the growing marketplace in Russia and Eastern Europe.

In November 2007, Bowne acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation. Alliance Data Mail Services provides personalized marketing communications services plus intelligent inserting and commingling capabilities to its clients in the financial services, healthcare, retail, government and utilities industries. It also provides clients with advanced technology tools that enable the monitoring of a project’s status and reporting in real-time. With facilities in Dallas, Texas, Alliance Data Mail Services will be integrated into the Company’s existing distributive print network, which includes digital and offset printing, binding, mail services and fulfillment capabilities.

During 2007, Bowne announced several significant changes to its organizational structure and manufacturing capabilities to support the consolidation of its divisions into a unified model that supports and markets Bowne’s full range of service offerings, from transactional services and corporate compliance reporting to investment management solutions and personalized, digital marketing and business communications. In August, the Company announced plans to integrate its manufacturing capabilities to create a robust platform that includes digital and offset printing, binding, mail service and fulfillment capabilities. This new model is designed to allow the Company to realize operating efficiencies through streamlined workflows and work sharing between sites during peak periods. As the first major step in the execution of this plan, the Company consolidated its Milwaukee, Wisconsin digital print facility with its existing print facility in South Bend, Indiana, making it the Company’s first fully-integrated manufacturing facility, with digital and offset print capabilities. The closure of the Company’s Milwaukee facility was substantially completed during the fourth quarter of 2007. The Company continues to evaluate other facilities where future consolidations are appropriate, and is seeking to complete the integration of all of its manufacturing capabilities by 2009. In November, the Company announced plans to create a unified client-facing organization which will leverage the Company’s regional field sales management to sell and support all Bowne services and products. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As the first major step in executing this plan, Bowne announced the promotion of William P. Penders to the position of President, responsible for sales and service operations across all of Bowne’s lines of services, customers and geographies.

In February 2008, the Company signed a definitive agreement to acquire the assets and operating business of GCom2 Solutions, Inc. (“GCom”) for $45 million in cash. GCom is a leading provider of proprietary financial administration and reporting software and solutions to the global investment management industry. The transaction closed on February 29, 2008. GCom offers a robust, innovative suite of scalable software products that provide investment administrators easy-to-use, intuitive solutions, offering significant cost savings, while addressing their reporting and shareholder communication challenges. GCom’s products will be integrated with Bowne’s existing automated composing tools and output capabilities that file and print shareholder communications. As a result, Bowne will be the only firm providing the investment management industry a true end-to-end solution. GCom operates in the United States, the United Kingdom, Ireland and Luxembourg.

As the Company completes the changes to its organizational structure, moves away from operating itself as two separate business units and realigns toward operating as a unified company, our intent is to change our reportable segments to be consistent with the way the Company is to be managed.

Further information regarding segment revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2007, 2006 and 2005, as well as a reconciliation of segment profit to pre-tax income (loss) from continuing operations, are shown in Note 19 to the Consolidated Financial Statements.

Industry Overview

The business services industry is highly fragmented, with hundreds of independent service companies that provide a full range of document management services and with a wide range of technology and software providers. Specific to transactional and compliance reporting, there are many companies, including Bowne, that participate in a material way. Demand for transactional services tends to be cyclical with the capital markets for new debt and equity issuances and public mergers and acquisitions activity. Demand for compliance reporting is less sensitive to capital market changes and represents a recurring periodic activity, with seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Demand is also impacted by changing regulatory and corporate disclosure requirements.

The market for digital personalized communications is currently fragmented with a large number of active participants providing a wide range of services. The primary competitors provide end-to-end, digital services ranging from message design services, to technical solutions design and implementation, to printing and distribution via mail or on-line delivery. Bowne is focused on providing the full range of services required to support clients with data integration, document creation, production, distribution and management solutions that address the growing variable personalized communications needs of many industries. Companies are increasingly looking to digital, variable, data-driven solutions to help streamline their communications and increase their competitive edge. For example, a firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. Bowne’s depth of experience in digital variable document production coupled with the technologies that provide clients with an end-to-end solution for business and marketing communications, supported by Bowne’s reputation for quality, integrity, and overall production experience in a number of industries, uniquely position Bowne in this emerging marketplace.

The Company

Financial Communications

Historically, transactional services have been the single largest contributor to the Company’s total revenue and in 2007 represented approximately 36% of our total revenue. The Company’s transactional services apply to registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company’s compliance reporting services apply to annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission (“SEC”) or other regulatory bodies around the world. Bowne is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm, and 6-K Expresstm. In 2006, the Company expanded its compliance service offerings to include Pure Compliancetm, an EDGAR-only filing service that offers clients a balance of fixed pricing, rapid turnaround, and high quality HTML output to meet their regulatory filing requirements. In 2007, the Company launched its electronic Proxy service, ePodtm, to assist public companies in responding to the SEC’s rule enabling issuers to furnish proxy materials to shareholders through an electronic Notice and Access delivery model. The Company is also an active member of XBRL International, a not-for-profit steering group of over 500 firms dedicated to the development and advancement of XBRL. The Company continues to position itself at the forefront of this emerging technology. Bowne serves as a strategic partner to those companies interested in participating in the SEC pilot programs in preparation for the mandated use of XBRL. Mutual fund services apply to regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents.

Bowne also provides commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter. In addition, the Company provides language translation services for legal and financial documents being prepared by our clients. Over the past few years, Bowne has expanded its capabilities across all phases of the document life-cycle, including electronic receipt and dissemination of client documents, composition, content management, conversion, translation, assembly, packaging, output, delivery, and archiving. The Company also offers Bowne Virtual Dataroomtm, a hosted on-line data room capability, which provides a secure and convenient means for clients to permit due diligence of documents in connection with securities offerings, mergers and acquisitions and other corporate transactions. This service offering was recently expanded through an alliance with BMC Group Inc., an information management and technology service provider to corporate, legal and financial professionals.

The Company’s international business offers similar services as those delivered by its domestic operations. International capabilities are delivered primarily by the Company or in some areas through strategic relationships.

Over the last several years, the Company has focused on improving its cost structure and operating efficiencies by reducing fixed costs and increasing flexibility to better respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated a portion of its U.S. offices and facilities. While the Company maintains its own printing capabilities in North America, Bowne also outsources some printing to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing its staffing, maintenance and operating expense of underutilized facilities, and is in line with industry practice. The Company also has arrangements with companies in India to perform some of its composition processing and related functions. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to permanently reduce its fixed and direct labor costs. As a result of the increased flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long-term and that it will not need to add back most of the personnel and related costs as the business expands.

The Company believes that its technology investments have produced one of the most flexible and efficient composition, printing and distribution systems in the industry, for example:

•	The Company developed BowneFaxtm to replace its network of standard fax machines. While a standard fax machine simply transmits a page from one location to another, BowneFaxtm creates a digital file at high resolution and speeds and facilitates work-sharing. In terms of speed, BowneFaxtm shortens turnaround time because pages are read and processed five to ten times faster than standard faxes. In terms of service, BowneFaxtm reduces the time the Company and its clients need to clarify unclear copy changes and significantly enhances accuracy through reduction of editing errors and page tracking.

•	Bowne was recognized by InfoWorld magazine in 2005 for its pioneering role in XBRL-based solutions and for being the first company to file earnings information through the SEC’s voluntary pilot program to test this new data tagging technology. Bowne continues to participate in the SEC’s voluntary filing program. During 2006, the Company formed a strategic relationship with Rivet® Software to provide SEC filing companies with a complete interactive data solution, including the creation, management, submission and analysis of XBRL documents, related consulting services, and software support and maintenance. In 2007, the strategic relationship with Rivet was expanded to include the Canadian market.

•	In 2006, the Company completed the implementation of its newest proprietary composition system, ACE (Advanced Composition Engine). ACE has significantly improved productivity, accuracy and page turnaround, and substantially shortened training cycles, giving the Company greater flexibility and responsiveness to its clients.

•	Advances in technology have permitted Bowne to centralize the majority of its composition operations into six “Centers of Excellence”, to reduce its composition workforce and to outsource the more routine and less critical composition work at a lower cost than performing it in-house.

•	In 2007, the Company created a Compliance Service Assistance center that will transition a majority of the labor-intensive task of work order creation and project coordination of several EDGAR-only compliance documents (8-Ks, 6-Ks, and Schedule 13s). This will free up capacity in the Company’s Customer Service centers, enabling project coordinators to better manage the relationship side of these transactions and increase their focus on projects that require greater one-on-one communication with our clients.

•	XMarktm, another of the Company’s proprietary technologies, takes input from clients in a variety of formats and allows conversion personnel to produce near-perfect conversions in a single cycle, standardizes the document format, and then produces output in a variety of formats. In terms of speed, XMarktm reduces data conversion and composition production time in the range of 50 to 90 percent.

•	E2 Expresstm, a proprietary technology using XMarktm as the underlying component, streamlines the process of converting Microsoft® Word, Excel, and PowerPoint files to standardized SEC compliant HTML. By standardizing the style elements of typical SEC compliance documents such as 8-Ks and 10-Qs, a significant amount of automation has been added to the conversion process. E2 Express reduces the conversion time by approximately 30 percent.

•	Based upon technology acquired from PLUM Computer Consulting Inc. during 2006, the Company announced the launch of a content management system, FundAligntm, that provides mutual fund and investment management firms with the means to collaborate throughout the process of creating, composing and distributing critical communications such as prospectuses and shareholder reports. The system combines a Microsoft® interface with a network of composing systems.

•	Bowne was named to the 2007 Information Week 500, the annual ranking of the nation’s most innovative Information Technology companies. Bowne was recognized for investments in innovative technology infrastructure and its client facilities with an advanced telecommunications and information technology infrastructure and state-of-the-art amenities.

Marketing & Business Communication

The marketing and business communications services offered by the Company use advanced database technology, coupled with high-speed digital printing, to help clients reach their customers with more targeted levels of customized and personalized communications. Using a model that begins with extensive consultation to ascertain clients’ communications challenges, Bowne delivers quality technology-based applications that integrate document creation, content management, digital printing, and electronic and physical delivery.

Bowne has developed unique technology solutions that provide the framework to customize each document to meet a client’s unique needs, while maintaining the controls and standards to ensure each personalized communication produced and delivered on our client’s behalf is consistently accurate and of the highest quality, from creation to delivery.

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

Bowne services help clients create, manage and distribute important information, such as statements, trade confirmations, welcome and enrollment kits, sales kits and marketing collateral. With the ability to provide personalized and targeted communications, rather than the conventionally printed generic information, clients are able to achieve higher returns on their marketing dollars and reduce waste. Because of the integration of systems between Bowne and its clients, these services tend to involve longer-term relationships. The primary clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies, commercial banks, healthcare providers, and educational services. Most of these clients already use or are prime candidates for Bowne’s financial communications services.

Other Information

For each of the past three fiscal years, the Company’s Financial Communications segment has accounted for the largest share of consolidated total revenue, as shown below:

	Years Ended
	December 31,
Type of Service	2007	2006	2005

Transactional services	36%	36%	37%
Compliance reporting services	22	21	25
Mutual fund services	19	19	24
Commercial printing services	6	7	6
Other	3	2	2

Financial Communications	86	85	94
Marketing & Business Communications	14	15	6

	100%	100%	100%

The Company has facilities to serve customers throughout the United States, Canada, Europe, Central America, South America and Asia.

Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of our activities, speed, accuracy, quality of customer service, and the need to preserve the confidentiality of the customers’ information is paramount.

The Company’s composing platform and its manufacturing platform are operated as a centralized and fully distributive model. This provides us with the ability to maximize efficiency, increase utilization and better service our customers’ needs.

The Company maintains conference rooms and telecommunications capabilities in most of its offices for use by clients while transactions are in progress. On-site customer service professionals work with our clients, which promotes speed and ease of editorial changes and otherwise facilitates the completion of our clients’ documents. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among clients at different sites.

The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in the State of Delaware. The Company’s corporate offices are located at 55 Water Street, New York, NY 10041, telephone (212) 924-5500. The Company’s website is www.bowne.com. Our website contains electronic copies of Bowne news releases and SEC filings, as well as descriptions of Bowne’s corporate governance structure, products and services, and other information about the Company. This information is available free of charge. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Competition

The Company believes that it offers a unique array of services and solutions for its clients. However, competition in the various individual services described above is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product and supporting services.

In transactional, compliance reporting and mutual fund services, the Company competes primarily with several global competitors and regional service providers having similar degrees of specialization. Some of these organizations operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Based upon the most recently available published information, the Company is the largest in terms of sales volume in the financial communications market. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

In commercial printing, the Company competes with general commercial printers, which are far more numerous than those in the financial communications market and some of whom have far greater financial resources than those of the company.

In the digital personalized communications market, Bowne competes with diverse competition from a variety of companies, including commercial printers, in-house departments, direct marketing agencies, facilities management companies, software providers and other consultants.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

Revenue from transactional services accounted for approximately 36% of the Company’s revenue in 2007. This revenue stream is driven by a transactional or financing event and is affected by various factors including conditions in the world’s capital markets. Transactional revenue and net income depends upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, credit availability and prevailing interest rates, and general economic and political conditions.

Revenue from all other services which we call non-transactional, accounted for approximately 64% of Bowne’s revenue and tend to be more recurring in nature and includes revenue from compliance and mutual fund services as well as revenue from marketing and business communications product offerings.

Revenue derived from compliance reporting and mutual fund services is seasonal, with the greatest number of proxy statements and regulatory reports required during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. However, mutual fund, commercial and digital printing are not considered to be as cyclical as transactional services.

A small portion of revenue originates in the insurance industry related to statutory reporting which is seasonal, with most of this business occurring during the first quarter ending March 31.

Research and Development

The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and deployment of enhancements to the Company’s proprietary systems.

The Company utilizes a computerized composition and telecommunications system in the process of preparing financial communication documents. The Company continues to research and develop its digital print technology, enhancing the services as there are advances in software, hardware, and other related technologies.

As the oldest and one of the largest shareholder and marketing communication companies in the world, our extensive experience allows us to proactively identify our clients’ needs. Bowne understands the ever-changing aspect of technology in our business, and continues to be on the cutting edge in researching, developing and implementing technological breakthroughs to better serve our clients. Capital investments are made as needed, and technology and equipment is updated as necessary.

Bowne works with industry-leading hardware and software vendors to support the technology infrastructure. Various software tools and programming languages are used within the technical development environment.

Bowne invests in the latest technologies and equipment to constantly improve services and remain on the leading edge. With a technology team comprised of over 250 professionals (in solutions management, application development and technology operations departments), Bowne is constantly engaged in numerous and valuable systems enhancements.

Bowne has established document management capacity that can be flexed with customer demand. Technology plays a key role in this strategy through the extension of the composition network with vendors in India. This allows the Company to efficiently and seamlessly outsource EDGAR conversions and composition work as needed.

The Company strives to ensure the confidentiality, integrity and availability of our clients’ data. Bowne developed a secure mechanism that, through software logic, secure gateways, and firewalls provides a system that is designed for security and reliability with substantial disaster-recovery capability for our clients. The Company continually seeks to improve these systems.

Patents and Other Rights

The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer composition and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, many of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also uses the following service marks: ExpressStartsm and QuickPathsm, and trademarks: BowneFaxtm, BowneFile16®, BowneLink®, Deal Room Expresstm, DealTranstm, 8-K Expresstm, 6-K Expresstm, ePodtm, FundSmith®, JFS Litigator’s Notebook®, SecuritiesConnect®, XMarktm, E2 Expresstm, Bowne Virtual Dataroomtm, FundAligntm, Smartappstm, Smart Forumtm, SmartEdgartm, SmartProoftm, Pure Compliancetm, and BowneImpressionstm.

Sales and Marketing

The Company employs approximately 270 sales and marketing personnel. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales personnel act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions.

During the fiscal year ended December 31, 2007, no single customer accounted for 10% or more of the Company’s sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its Financial Communications segment, the Company maintains a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

At December 31, 2007, the Company had approximately 3,600 full-time employees. We believe relations with the Company’s employees are excellent. Less than one percent of the Company’s employees are members of various unions covered by collective bargaining agreements. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, the Company has affiliations with firms providing similar services abroad. Revenues derived from foreign countries other than Canada were approximately 12% of the Company’s total revenues in 2007, 11% in 2006 and 9% in 2005. During 2007, 2006 and 2005, revenues derived from foreign countries other than Canada totaled $103 million, $93 million and $62 million, respectively, which were all generated from the Financial Communications segment. Canadian revenues were approximately 10%, 11% and 10% of the Company’s total sales in 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, revenues derived from Canada totaled $83 million, $89 million, and $68 million, respectively.

Item 1A.	Risk Factors

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Our strategy to increase revenue through introducing new products and services and acquiring businesses that complement our existing businesses may not be successful, which could adversely affect results and may negatively affect earnings.

Approximately 36% of our revenue is derived from transactional services, which are dependent upon the transactional capital markets. We are pursuing strategies designed to improve our transactional service offerings and grow our non-transactional businesses (which currently represents about 64% of our revenue), including compliance reporting services, mutual fund services and our digital and personalization business. At the same time we are pursuing a strategy of acquisitions of complementary products and service offerings. For example, in 2007, the Company completed the acquisitions of St Ives Financial and Alliance Data Mail Services and during the first quarter of 2008 we completed the acquisition of GCom. We also believe that pursuing complementary acquisition opportunities will lead to more stable and diverse recurring revenue. This strategy has many risks, including the following:

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

If we are unsuccessful in continuing to enhance our non-transactional products and services and acquire complementary products and services, we will not be able to continue to diversify our revenues and will remain subject to the sometimes volatile swings in the capital markets that directly impact the demand for transactional services. Furthermore, if we are unable to provide value-added services in areas of document management other than traditional composition and printing, our results may be adversely affected if an increasing number of clients handle this process in-house, to the extent that new technologies allow this process to be conducted internally. We believe that if we are not successful in achieving our strategic objectives within transactional services, growth of our other businesses and acquiring complementary product and service offerings, we may experience decreases in profitability and volume. If this decline in profitability were to continue, without offsetting increases in revenues from other products and services, our business and results of operations would be materially and adversely affected.

Revenue from printed shareholder documents is subject to regulatory changes and volatility in demand, which could adversely affect our operating results.

We anticipate that our financial communications business will continue to contribute a material amount to our operating results. The financial communications business contributed 86% and 85% of total revenue during 2007 and 2006, respectively. The market for these services depends in part on the demand for printed shareholder and investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on our business. In addition, evolving market practices in light of regulatory developments, such as postings of documents on Internet web pages and electronic delivery of offering documents, may adversely affect the demand for printed financial documents and reports.

Recent regulatory developments in the United States and abroad have sought to change the method of dissemination of financial documents to investors and shareholders through electronic delivery rather than through delivery of paper documents. The SEC’s “access equals delivery” rules which eliminate the requirement to deliver a printed final prospectus, unless requested by the investor, its recently adopted rules for the dissemination of proxy materials to shareholders electronically, and its proposal for the dissemination of mutual fund prospectuses electronically, unless a printed prospectus is requested by the investor, are reflective of these regulatory developments. Regulatory developments which decrease the delivery of printed transactional or compliance documents could harm our business and adversely affect our operating results.

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

Competition in our businesses is intense. The speed and accuracy with which we can meet client needs, the price of our services and the quality of our products and supporting services are factors in this competition. In financial communications, we compete directly with several other service providers having similar degrees of specialization. One of these service providers is a division of a company that has greater financial resources than those of Bowne.

Our marketing and business communications unit faces diverse competition from a variety of companies including commercial printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants. In commercial printing services, we compete with general commercial printers, which are far more numerous than those in the financial printing market.

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

We have made significant investments in developing our capabilities and through the purchase of the marketing and business communications division of Vestcom, which was completed in January 2006 and the acquisition of Alliance Data Mail Services, which was completed in November 2007.

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

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. Our recent acquisitions are reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

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

We derived approximately 22% of our revenues from various foreign sources, and a significant part of our current operations are outside of the United States. We conduct operations in Canada, Europe, Central America, South America and Asia. In addition, we have affiliations with certain firms providing similar services abroad. As a result, our business is subject to political and economic instability and currency fluctuations in various countries. The maintenance of our international operations and entry into additional international markets require significant management attention and financial resources. In addition, there are many barriers to competing successfully in the international arena, including:

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

We do not have long-term service agreements in the transactional services business, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of our common stock.

A majority of our revenue in our transactional services business is derived from individual projects rather than long-term service agreements. Therefore, we cannot assure you that a client will engage us for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict our future revenue. As a result, our financial results may fluctuate from quarter to quarter based on the timing and scope of the engagement with our clients which could, in turn, lead to adverse movements in the price of our common stock or increased volatility in our stock price generally. We have no backlog, within the common meaning of that term; however, within our Financial Communications segment, we maintain a backlog of clients preparing for initial public offerings, or IPOs. This IPO backlog is highly dependent on the capital markets for new issues, which can be volatile.

If we are unable to retain our key employees and attract and retain other qualified personnel, our business could suffer.

Our ability to grow and our future success will depend to a significant extent on the continued contributions of our key executives, managers and employees. In addition, many of our individual technical and sales personnel have extensive experience in our business operations and/or have valuable client relationships that would be difficult to replace. Their departure from the Company, if unexpected and unplanned for, could cause a disruption to our business. Our future success also depends in large part on our ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which we operate. We may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit our employees, particularly our sales personnel. The loss of the services of our key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for us to manage our business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm our business, financial condition and operating results.

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

Our global platform of services depends on the ability of our computer systems to operate efficiently and reliably at all times. Certain emergencies or contingencies could occur, such as a computer virus attack, a natural disaster, a significant power outage covering multiple cities or a terrorist attack, which could temporarily shut down our facilities and computer systems. Maintaining up to date and effective security measures requires extensive capital expenditures. In addition, the ability to implement further technological advances and to maintain effective information technology and security measures is important to each of our business segments. If our technological and operations platforms become outdated, we will be at a disadvantage when competing in our industry. Furthermore, if the security measures protecting our computer systems and operating platforms are breached, we may lose our clients’ business and become subject to civil claims by our clients or other third parties.

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

The market and demand for our products and services, to a varying extent, have been characterized by:

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

Information regarding the significant facilities of the Company, as of December 31, 2007, eleven of which were leased and seven of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

5 Henderson Drive West Caldwell, NJ	2014	Digital printing plant and general office space.	211,000
55 Water Street New York, NY	2026	Customer service center, general office space, and corporate headquarters.	143,000
2130-2134 French Settlement Dallas, TX 75212	2009	Digital printing plant and general office space.	99,200
111 Lehigh Drive Fairfield, NJ	2014	Warehouse space.	93,600
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	71,000
13527 Orden Drive Santa Fe Springs, CA	2011	Digital printing plant and general office space.	60,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, composition, printing plant and general office space.	51,000
5 Cornell Place Wilmington, MA	2011	Digital printing plant and general office space.	49,500
18050 Central Avenue Carson, CA	2014	Printing plant and general office space.	40,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	36,000
1 London Wall London, England	2021	Customer service center and general office space.	16,500
5021 Nimtz Parkway South Bend, IN	Owned	Digital and offset printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Customer service center, composition, printing plant and general office space.	110,000
411 D Street Boston, MA	Owned	Customer service center, composition, printing plant and general office space.	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, composition and general office space.	73,000
1931 Market Center Blvd. Dallas, TX	Owned	Customer service center, composition and general office space.	68,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

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

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2007.

Supplemental Item.	Executive Officers of the Registrant

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

David J. Shea	Chairman and Chief Executive Officer since November 2007, previously served as Chairman, President, and Chief Executive Officer from January 2007 to November 2007, President and Chief Operating Officer since October 2004. Also served as Senior Vice President, Bowne & Co., Inc., and Senior Vice President and Chief Executive Officer, Bowne Business Solutions and Bowne Enterprise Solutions since November 2003; and as Senior Vice President of the Company and President of Bowne Business Solutions since May 2002.	52
William P. Penders	President since November 2007, previously served as Senior Vice President and President of Bowne Financial Communications since August 2006; Chief Operating Officer of Bowne Financial Communications since December 2005, and served as President of Bowne International and President of the Eastern Region of Bowne Financial Communications since 2003.	47
Elaine Beitler	Senior Vice President, Business Integration, Manufacturing and Chief Information Officer since November 2007; previously served as Senior Vice President since March 2007 and President of Bowne Marketing & Business Communications since December 2005. Also served as General Manager of Bowne Enterprise Solutions since 2004 and Senior Vice President of Client Services and Operations for Bowne Enterprise Solutions from 2003, and Chief Technology Officer for Bowne Technology Enterprise since 1998.	48
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	55
Suzanne Grey	Senior Vice President, Marketing and Strategy since April 2007; previously, served as Vice President, Corporate Integration at CA, Inc. (formerly Computer Associates International Inc.) from December 2005 to March 2007 and Vice President, Global Enterprise Solutions at Pitney Bowes, Inc. from February 2001 to May 2005.	57
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary since March 2002; served as Vice President and Associate General Counsel from April 2001.	56
John J. Walker	Senior Vice President and Chief Financial Officer since September 2006; previously, served as Senior Vice President, Chief Financial Officer and Treasurer for Loews Cineplex Entertainment Corporation since 1990.	55
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; served as Interim Chief Financial Officer of the Company from April 2006 to September 2006.	43
William J. Coote	Vice President and Treasurer since December 1998.	53

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

Share Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2007 and 2006 by year and quarters.

			Dividends
			Per
	High	Low	Share

2007
Fourth quarter	$18.59	$15.89	$0.055
Third quarter	20.46	14.07	0.055
Second quarter	20.09	15.50	0.055
First quarter	16.17	14.35	0.055

Calendar year	20.46	14.07	$0.22

2006
Fourth quarter	$16.47	$14.07	$0.055
Third quarter	15.90	13.05	0.055
Second quarter	17.00	13.10	0.055
First quarter	16.67	13.99	0.055

Calendar year	17.00	13.05	$0.22

The closing price of the Company’s common stock on February 29, 2008 was $13.27 per share, and the number of holders of record on that date was approximately 1,026.

Comparison of Five-Year Cumulative Return

The following graph shows yearly changes in the total return on investment in Bowne common stock on a cumulative basis for the Company’s last five fiscal years. The graph also shows two other measures of performance: total return on the Standard & Poor’s 500 Index, and total return on the Standard & Poor’s 500 Diversified Commercial & Professional Services Index. For convenience, we refer to these two comparison measures as “S&P 500” and “S&P Services Index,” respectively.

The Company chose the S&P 500 because it is a broad index of the equity markets. We chose the S&P Services Index as our own peer group because it represents the capital-weighted performance results of companies in specialized commercial consumer services. The S&P 500 includes the companies represented in the S&P Services Index.

We calculated the yearly change in Bowne’s return in the same way that both the S&P 500 and the S&P Services Index calculate change. In each case, we assumed an initial investment of $100 on December 31, 2002. In order to measure the cumulative yearly change in that investment over the next five years, we first calculated the difference between, on one hand, the price per share of the respective securities on December 31, 2002 and, on the other hand, the price per share at the end of each succeeding fiscal year. Throughout the five years we assumed that all dividends paid were reinvested into the same securities. Finally, we turned the result into a percentage of change by dividing that result by the difference between the price per share on December 31, 2002 and the price per share at the end of each later fiscal year.

	Base
	Period
Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bowne & Co., Inc.	$100	$115.48	$140.50	$130.19	$141.88	$158.68
S&P 500 Index	$100	$128.68	$142.69	$149.70	$173.34	$182.86
S&P 500 Diversified Commercial & Professional Services	$100	$151.99	$157.38	$139.35	$143.77	$126.02

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

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. In December 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. During 2005, the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million at an average price of $14.12 per share.

During the second quarter of 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program described above. In June 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases were able to be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. In November 2006, the 10b5-1 trading plan was amended to authorize the broker to repurchase up to an additional $15 million of the Company’s common stock. During 2006, the Company repurchased approximately 4.7 million shares of its common stock under this plan for approximately $68.6 million at an average price of $14.60 per share.

For the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). Since inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company has effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million. The program was completed in December 2007.

The following table provides information with respect to the repurchase of shares of the Company’s common stock by or on behalf of the Company, in accordance with the stock repurchase program described above, for the quarter ended December 31, 2007.

			Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
	(In thousands, except per share data)

October 1, 2007 to October 31, 2007	251	$17.25	251	$7,300
November 1, 2007 to November 30, 2007	379	$16.79	379	$900
December 1, 2007 to December 31, 2007	54	$17.62	54	$—

Total	684	$17.02	684

Item 6.	Selected Financial Data

Five-Year Financial Summary

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Operating Data
Revenue	$850,617	$833,734	$668,667	$639,402	$593,198
Expenses:
Cost of revenue	(531,230)	(543,502)	(429,302)	(398,704)	(368,687)
Selling and administrative	(242,118)	(224,011)	(187,151)	(193,195)	(177,435)
Depreciation	(27,205)	(25,397)	(25,646)	(25,372)	(29,178)
Amortization	(1,638)	(534)	—	—	—
Restructuring charges, integration costs and asset impairment charges	(17,001)	(14,159)	(10,410)	(7,738)	(14,471)
Gain on sale of building	—	—	—	896	—
Purchased in-process research and development	—	(958)	—	—	—

Operating income	31,425	25,173	16,158	15,289	3,427
Interest expense	(5,433)	(5,477)	(5,154)	(10,435)	(11,200)
Loss on extinguishment of debt	—	—	—	(8,815)	—
(Loss) gain on sale of marketable securities	—	—	(7,890)	—	1,022
Gain on sale of equity investment	9,210	—	—	—	—
Other income (expense), net	1,127	3,340	1,537	(39)	(1,626)

Income (loss) from continuing operations before income taxes	36,329	23,036	4,651	(4,000)	(8,377)
Income tax (expense) benefit	(9,002)	(10,800)	(4,501)	20	(1,998)

Income (loss) from continuing operations	$27,327	$12,236	$150	$(3,980)	$(10,375)

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data and current ratio)

Balance Sheet Data
Current assets	$310,222	$298,291	$369,995	$308,299	$266,000
Current liabilities	$201,273	$128,527	$139,100	$157,387	$179,088
Working capital	$108,949	$169,764	$230,895	$150,912	$86,912
Current ratio	1.54:1	2.32:1	2.66:1	1.96:1	1.49:1
Plant and equipment, net	$121,848	$132,784	$106,944	$93,997	$108,452
Total assets	$509,417	$516,243	$564,092	$662,624	$729,521
Total debt	$77,758	$77,509	$75,780	$75,000	$138,000
Stockholders’ equity	$250,479	$235,235	$310,256	$378,631	$360,511
Per Share Data
Earnings (loss) per share from continuing operations:
Basic	$0.97	$0.39	$0.00	$(0.11)	$(0.31)
Diluted	$0.90	$0.39	$0.00	$(0.11)	$(0.31)
Dividends	$0.22	$0.22	$0.22	$0.22	$0.22

The information included in the five-year financial summary has been reclassified to present the results of JFS as part of continuing operations. JFS had previously been reported as discontinued operations, as described in further detail in Note 3 to the Company’s Consolidated Financial Statements. Also refer to Items Affecting Comparability in Management’s Discussion and Analysis of Financial Condition and Results of Operations for other items affecting the comparability of the financial information presented above.

The Company’s $75 million convertible subordinated debentures are included in current liabilities as of December 31, 2007 since the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2008. This amount is classified as a non current liability for all other periods presented. Excluding this classification in 2007, working capital would be $183,949, and the current ratio would be 2.46 to 1. The Company believes it would be able to refinance the debentures on similar terms or could borrow under its revolving credit facility (which expires in May 2010), if the debentures are redeemed by the Company or repurchased from the holders in October 2008. The classification of the convertible subordinated debentures is discussed in more detail in Note 11 to the Consolidated Financial Statements.

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

Overview

The Company’s results from continuing operations improved in 2007 as compared to 2006. For the year ended December 31, 2007, revenue increased 2.0% to $850.6 million from $833.7 million in 2006, and diluted earnings per share from continuing operations improved to $0.90 for the year ended December 31, 2007 from $0.39 in the year ended December 31, 2006.

The Company’s results of operations for the year ended December 31, 2007 are a direct effect of the increased revenue in the Financial Communications segment, the favorable impact of the strategic initiatives implemented by the Company including cost saving measures, and improved profitability in the Marketing & Business Communications (“MBC”) segment.

During 2007, Bowne announced several significant changes to its organizational structure and manufacturing capabilities to support the consolidation of its divisions into a unified model that supports and markets Bowne’s full range of service offerings, from transactional services and corporate compliance reporting to investment management solutions and personalized, digital marketing and business communications. In August, the Company announced plans to integrate its manufacturing capabilities to create a robust platform that includes digital and offset printing, binding, mail service and fulfillment capabilities. This new model is designed to allow the Company to realize operating efficiencies through streamlined workflows and work sharing between sites during peak periods. As the first major step in the execution of this plan, the Company consolidated its Milwaukee, Wisconsin digital print facility with its existing print facility in South Bend, Indiana, making it the Company’s first fully-integrated manufacturing facility, with digital and offset print capabilities. The closure of the Company’s Milwaukee facility was substantially completed during the fourth quarter of 2007, and is expected to result in annualized cost savings of approximately $2.5 million to $3.0 million. The Company continues to evaluate other facilities where future consolidations are appropriate, and is seeking to complete the integration of all of its manufacturing capabilities by 2009. In November, the Company announced plans to create a unified client-facing organization which will leverage the Company’s regional field sales management to sell and support all Bowne services and products. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As the first major step in executing this plan, Bowne announced the promotion of William P. Penders to the position of President, responsible for sales and service operations across all of Bowne’s lines of services, customers and geographies.

As the Company completes the changes to its organizational structure, moves away from operating itself as two separate business units and realigns toward operating as a unified company, our intent is to change our reportable segments to be consistent with the way the Company is to be managed.

The Company continues to focus on acquiring companies that complement its existing service model and as such, acquired the following businesses:

In January 2007, the Company acquired St Ives Financial, a division of St Ives plc, for approximately $9.6 million in cash, which includes a $1.4 million working capital adjustment. The integration of the St Ives Financial business was substantially completed during the first quarter of 2007. The acquisition expanded Bowne’s position in the Public Limited Company market and the European investment management marketplace, where St Ives Financial has a well-established reputation among significant blue-chip clients. The transaction also gave Bowne an immediate presence in Luxembourg and expanded the Company’s presence in Philadelphia, an important domestic market.

In November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for an estimated $9.3 million, for total consideration of $12.3 million. The balance of the purchased working capital is preliminary and is pending finalization. The Company estimates that the final working capital calculation could result in a reduction of the purchase consideration in the range of $2.0 million to $4.0 million. Alliance Data Mail Services provides personalized customer communications and intelligent inserting and commingling capabilities to its clients in the financial services, healthcare, retail, government and utilities industries. It also provides clients with advanced technology tools that enable the monitoring of a project’s status and reporting in real-time. With facilities in Dallas, Texas, Alliance Data Mail Services will be integrated into the Company’s existing distributive print network, which includes digital and offset printing, binding, mail services and fulfillment capabilities.

In February 2008, the Company signed a definitive agreement to acquire the assets and operating business of GCom2 Solutions, Inc. (“GCom”) for $45 million in cash. GCom is a leading provider of proprietary financial administration and reporting software and solutions to the global investment management industry. The transaction closed on February 29, 2008. With estimated annual revenue of approximately $25 million to $30 million, GCom offers a robust, innovative suite of scalable software products that provide investment administrators easy-to-use, intuitive solutions, offering significant cost savings, while addressing their reporting and shareholder communication challenges. GCom’s products will be integrated with Bowne’s existing automated composing tools and output capabilities that file and print shareholder communications. As a result, Bowne will be the only firm providing the investment management industry a true end-to-end solution. GCom operates in the United States, the United Kingdom, Ireland and Luxembourg.

The results of the Company’s two reporting segments are discussed below:

•	Financial Communications: Revenue increased approximately $23.2 million, or 3%, to approximately $729.1 million for 2007 compared to 2006 and segment profit increased $17.9 million, or 17%, to approximately $120.3 million for 2007 as compared to 2006. The results for the year ended December 31, 2007 reflect increases in transactional and non-transactional services, specifically the increases in compliance reporting services, mutual fund services activity and revenue from our Virtual Dataroom services. Revenue from our non-transactional services increased 4% and revenue from our transactional services increased 2% for the year ended December 31, 2007 as compared to 2006.

•	Marketing & Business Communications: This segment reported revenue of $121.5 million for the year ended December 31, 2007, as compared to revenue of $127.8 million for the year ended December 31, 2006. The decrease in revenue is primarily the result of approximately $11.6 million of revenue from (i) Vestcom International Inc.’s (“Vestcom”) retail customers that transferred back to Vestcom as part of our transition services agreement, (ii) non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program and (iii) other non-recurring Vestcom transition revenue. Segment profit for 2007 was $0.2 million, compared to a loss of $0.6 million in 2006. The improvement in segment profit is primarily due to the integration of the workforces of Vestcom’s Marketing and Business Communication’s business with Bowne and the elimination of costs as a result of the consolidation of production facilities. The results for this segment include the operations of Alliance Data Mail Services since its acquisition in November 2007, which consisted of approximately $4.8 million of revenue and segment loss of approximately $0.8 million. Management expects Alliance Data Mail Services to make a positive contribution to segment profit in 2008 as we expect to realize approximately $10.0 million of annualized synergies from the consolidation of manufacturing facilities and back office operations. Excluding the results of Alliance Data Mail Services, segment profit for 2007 was $1.0 million.

As discussed further in Note 3 to the Consolidated Financial Statements, during the fourth quarter of 2007 the Company determined that its JFS business no longer met the criteria of being classified as held for sale and therefore the results of operations for the JFS business have been reclassified and are now included in continuing operations. The results for all periods presented have been reclassified to reflect this current presentation of the JFS business. The results of the JFS business are included in the results of the Financial Communications segment.

Items Affecting Comparability

The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in transactional services activity. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market pressures or unfavorable economic conditions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for each segment over the last three years:

	2007	2006	2005
	(In thousands, except per share data)

Financial Communications	$13,455	$3,330	$6,114
Marketing & Business Communications	3,099	10,114	415
Corporate/Other	447	715	3,881

Total	$17,001	$14,159	$10,410

After tax impact	$10,476	$8,701	$6,933
Diluted per share impact	$0.32	$0.28	$0.20

The charges recorded in 2007 primarily represent: (i) severance costs associated with the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana,

(ii) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (iii) severance and integration costs related to the integration of the St Ives Financial business, (iv) additional company-wide workforce reductions, (v) facility exit costs and an asset impairment charge related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, (vi) facility exit costs and impairment charges related to the Financial Communications and MBC segments, and (vii) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. The amounts above include certain non-cash asset impairments amounting to $6,588, $2,550 and $3,523 for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of the restructuring activities noted above, the Company expects to realize annualized cost savings of approximately $13.0 million to $14.0 million. Further discussion of the restructuring, integration, and asset impairment activities are included in the segment information, which follows, as well as in Note 9 to the Consolidated Financial Statements.

Some other transactions that affect the comparability of results from year to year are as follows:

During 2007, the Company recognized non-cash compensation expense of $11.2 million (approximately $6.9 million after tax), or $0.21 per share, related to its Long-Term Equity Incentive Plan (“LTEIP”), which includes compensation expense of approximately $5.3 million (approximately $3.3 million after tax), or $0.10 per share, as a result of the acceleration of the expected payout of the awards under the LTEIP. This compares to approximately $1.5 million of expense recognized during 2006, the year the plan went into effect. The LTEIP is described further in Note 17 to the Consolidated Financial Statements.

During 2007, the Company sold its shares of an equity investment and recognized a gain on the sale of $9.2 million (approximately $5.7 million after tax), or $0.17 per share, which is described further in Note 8 to the Consolidated Financial Statements.

During 2007, the Company recorded a curtailment gain of approximately $1.7 million (approximately $1.1 million after tax), or $0.03 per share, related to plan modifications associated with its postretirement benefit plan for its Canadian subsidiary, which is described further in Note 12 to the Consolidated Financial Statements.

During 2007, the Company recognized tax benefits of approximately $6.7 million, or $0.20 per share, related to completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits, which is described further in Note 10 to the Consolidated Financial Statements.

During 2006, the Company recorded a charge of $958 (approximately $584 after tax), or $0.02 per share, related to purchased in-process research and development which is based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM Computer Consulting, Inc. (“PLUM”).

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Financial Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional services	$304,432	42%	$298,362	42%	$6,070	2%
Compliance reporting services	186,005	26	175,186	25	10,819	6
Mutual fund services	161,369	22	157,235	22	4,134	3
Commercial printing services	51,063	7	56,643	8	(5,580)	(10)
Other	26,256	3	18,515	3	7,741	42

Total revenue	729,125	100	705,941	100	23,184	3
Cost of revenue	(447,606)	(61)	(452,619)	(64)	5,013	1

Gross margin	281,519	39	253,322	36	28,197	11
Selling and administrative	(161,223)	(23)	(150,921)	(21)	(10,302)	(7)

Segment profit	$120,296	16%	$102,401	15%	$17,895	17%

Other Items:
Depreciation	$(17,899)	(2)%	$(16,714)	(2)%	$(1,185)	(7)%
Restructuring, integration and asset impairment charges	$(13,455)	(2)%	$(3,330)	(0)%	$(10,125)	(304)%

Financial Communications revenue increased 3% for the year ended December 31, 2007 as compared to 2006, with transactional services up 2% compared to the year ended December 31, 2006 primarily due to an increase in IPO activity in 2007 as compared to 2006. Compliance reporting services revenue increased 6% for the year ended December 31, 2007, as compared to 2006, due in part to new SEC regulations and more extensive disclosure requirements, including the new executive compensation proxy rules. Mutual fund services revenue increased 3% for the year ended December 31, 2007 compared to 2006, primarily due to the addition of several new clients and additional work from existing clients. Commercial printing services revenue decreased 10% for the year ended December 31, 2007, as compared to 2006, primarily due to the loss of certain accounts, reduced volumes and one-time jobs in 2006 which did not occur in the current year. Other revenue increased 42% due primarily to increases in virtual dataroom services and translation services in 2007. The results for the year ended December 31, 2007 include revenue of approximately $17.0 million from the St Ives Financial business.

Revenue from the international markets increased 2% to $186,153 for the year ended December 31, 2007, as compared to $182,576 in 2006 primarily due to the weakness in the U.S. dollar compared to foreign currencies. Revenue from international markets reflects an increase in non-transactional services in Europe and transactional services in Brazil during the year ended December 31, 2007 as compared to 2006. This increase is partially offset by a decrease in Canada during 2007 as compared to 2006, primarily due to a decline in revenue from commercial printing services and mutual fund services. In 2006, Canada results benefited from the change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund services business in 2006 but experienced a decline in 2007 due to several fund holders electing not to continue to receive the management report. At constant exchange rates, revenue from international markets decreased 4% for the year ended December 31, 2007 compared to 2006.

Gross margin of the Financial Communications segment increased by $28,197, or 11%, over 2006, and the gross margin percentage increased to 39% for the year ended December 31, 2007, up from 36% in 2006. The increase in gross margin was primarily due to the favorable impact of strategic initiatives implemented by the Company, including cost savings measures. The results for 2007 also includes the favorable impact of the decrease in pension costs and the curtailment gain related to the Canadian postretirement benefit plan, as discussed further in Note 12 to the Consolidated Financial Statements.

Selling and administrative expenses increased 7% for the year ended December 31, 2007, compared to 2006, and as a percentage of revenue, increased two percentage points to 23% in 2007, as compared to 2006. This increase is primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. Also contributing to the increase are labor costs associated with the addition of St Ives Financial sales staff. Partially offsetting the increase were higher facility costs in the New York City office during the year ended December 31, 2006, due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations. In addition, bad debt expense for this segment decreased by approximately $1.1 million in 2007 as compared to 2006, a direct result of improved billing and collection efforts.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from the Financial Communications business increased 17% for the year ended December 31, 2007 as compared to 2006 and segment profit as a percentage of revenue increased one percentage point to approximately 16% for the year ended December 31, 2007 as compared to 2006. The increase in segment profit is primarily a result of the increase in revenue and the favorable impact of strategic initiatives implemented by the Company, including cost saving measures. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the year ended December 31, 2007 were $13,455 as compared to $3,330 in 2006. The charges incurred in 2007 consisted of: (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) severance and integration costs related to the integration of the St Ives Financial business, (iii) additional workforce reductions, (iv) facility exit costs and asset impairment charges, including the consolidation of the Company’s former facility in Philadelphia with the newly acquired Philadelphia facility previously occupied by St Ives, and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. The Company expects these restructuring activities will result in annualized cost savings of approximately $9.0 million. The charges incurred in 2006 primarily represent costs related to additional workforce reductions in certain locations and the closing of a portion of the Company’s facility in Washington, D.C.

Marketing & Business Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$121,492	100%	$127,793	100%	$(6,301)	(5)%
Cost of revenue	(102,996)	(85)	(109,236)	(85)	6,240	6

Gross margin	18,496	15	18,557	15	(61)	(0)
Selling and administrative	(18,306)	(15)	(19,197)	(16)	891	5

Segment profit (loss)	$190	0%	$(640)	(1)%	$830	130%

Other Items:
Depreciation	$(8,582)	(7)%	$(7,340)	(6)%	$(1,242)	(17)%
Restructuring, integration and asset impairment charges	$(3,099)	(3)%	$(10,114)	(8)%	$7,015	69%

MBC revenue decreased by approximately 5% for the year ended December 31, 2007 as compared to 2006. The 2006 results included approximately $5.8 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the year ended December 31, 2006 included approximately $5.8 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transition services agreement, and other non-recurring Vestcom transition revenue. Partially offsetting the decrease in revenue from 2006 was approximately $4.8 million of revenue resulting from Alliance Data Mail

Services since its acquisition in November 2007 and approximately $1.3 million of revenue related to projects within the insurance industry in 2007 as a result of the acquisition of St Ives Financial. The gross margin percentage for the years ended December 31, 2007 and 2006 were approximately 15%.

Selling and administrative expenses decreased $891 for the year ended December 31, 2007 as compared to 2006, primarily due to a decrease in those expenses directly associated with sales, such as selling expenses (including commissions) and certain variable administrative expenses. Also contributing to the decrease in these expenses is the integration of the workforces related to the acquisition of Vestcom’s Marketing and Business Communications business and workforce reductions. As a percentage of revenue, selling and administrative expenses decreased approximately one percentage point to 15% in 2007 as compared to 16% in 2006.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) for this segment improved $830 for the year ended December 31, 2007 as compared to 2006 and as a percentage of revenue improved to breakeven in 2007 up from a loss of 1% in 2006. Segment profit for 2007 includes a loss of approximately $0.8 million related to the operations of Alliance Data Mail Services since its acquisition in November 2007. Excluding the results of Alliance Data Mail Services, segment profit for 2007 was $1.0 million. Management expects Alliance Data Mail Services to make a positive contribution to segment profit in 2008 as we expect to realize approximately $10.0 million of annualized synergies from the consolidation of manufacturing facilities and back office operations. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Restructuring, integration and asset impairment charges were $3,099 for the year ended December 31, 2007 as compared to $10,114 in 2006. The costs incurred in 2007 were primarily related to: (i) the consolidation of the Company’s digital print facility in Milwaukee, Wisconsin with its existing print facility in South Bend, Indiana, (ii) headcount reductions, (iii) costs associated with the acquisition of St Ives Financial, and (iv) facility exit costs related to leased warehouse space. The Company expects these restructuring activities will result in annualized cost savings of approximately $4.0 million to $5.0 million. The costs incurred in 2006 were primarily related to an asset impairment charge related to the consolidation of MBC facilities, and severance and integration costs associated with the integration of the workforce.

Summary

Overall revenue increased $16,883, or 2%, to $850,617 for the year ended December 31, 2007 as compared to 2006. The increase in revenue is primarily attributed to the increase in revenue from the Financial Communications segment, both transactional and non-transactional services revenue, including the addition of approximately $17.0 million of revenue resulting from the acquisition of the St Ives Financial business. Partially offsetting the increase in revenue from the Financial Communications segment was a decrease in revenue from the MBC segment for the year ended December 31, 2007 as compared to 2006. Gross margin increased $29,155, or 10%, for the year ended December 31, 2007 as compared to 2006, and the gross margin percentage increased approximately three percentage points to 38% for the year ended December 31, 2007 as compared to 2006. The increase in gross margin percentage is primarily due to the favorable impact of the strategic initiatives implemented by the Company, including cost saving measures. The results for 2007 also includes the favorable impact of the decrease in pension costs and the curtailment gain related to the Canadian postretirement benefit plan, as discussed further in Note 12 to the Consolidated Financial Statements.

Selling and administrative expenses on a company-wide basis increased by approximately $18,107, or 8%, to $242,118 for the year ended December 31, 2007 as compared to 2006. The increase is primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and costs associated with the addition of the St Ives Financial sales staff. As a percentage of revenue, overall selling and administrative expenses increased to 28% for the year ended December 31, 2007 as compared to 27% in 2006. Shared corporate expenses were $31,979 for the year ended December 31, 2007, as compared to $34,079 in 2006. The decrease in shared corporate expenses is primarily due to decreases in facility expenses and professional fees. Selling and administrative expenses include the non-cash stock compensation expenses associated with the long-term equity incentive compensation plan, which went into effect in July 2006. The expenses associated with the long-term equity incentive compensation plan increased approximately $9.8 million to $11.2 million in 2007 due to an increase in the amounts earned under the plan as a result of the improved results of operations in 2007 as compared to 2006. The 2007 expense also includes approximately $5.3 million as a result of the acceleration of the expected payout of the awards as described further in Note 17 to the Consolidated Financial Statements. Partially offsetting the increase in selling and administrative expenses in 2007 were higher facility costs in 2006 related to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations. In addition, bad debt expense decreased approximately $1.2 million in 2007 as compared to 2006, a direct result of improved billing and collection efforts.

Depreciation expense increased for the year ended December 31, 2007, compared to 2006 due primarily to recent acquisitions and the increase in capital expenditures in recent years.

The Company recognized a gain of $9,210 in 2007 related to the sale of its shares of an equity investment, as discussed in Note 8 to the Consolidated Financial Statements.

The Company recorded a charge of $958 related to purchased in-process research and development during the year ended December 31, 2006 which is based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM.

There were approximately $17,001 in restructuring, integration, and asset impairment charges during the year ended December 31, 2007, as compared to $14,159 in 2006, as discussed in Note 9 to the Consolidated Financial Statements.

Other income decreased $2,213 for the year ended December 31, 2007 as compared to 2006 primarily due to foreign currency losses in 2007 driven by the weakness in the U.S. dollar compared to other currencies. In addition, there was a decrease in interest income received from the Company’s investments in short-term marketable securities due to a decrease in the average balance of interest bearing cash and short-term marketable securities in 2007 as compared to 2006.

Income tax expense for the year ended December 31, 2007 was $9,002 on pre-tax income from continuing operations of $36,329 compared to $10,800 on pre-tax income from continuing operations of $23,036 in 2006. The effective tax rate for the year ended December 31, 2007 was 24.8%, which was significantly lower than the effective tax rate for the year ended December 31, 2006 of 46.9%, primarily due to tax benefits of approximately $6,681 related to completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits.

The 2007 results from discontinued operations primarily include adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include: (i) the net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft, (ii) the net loss on the sale of DecisionQuest, (iii) the operating results of DecisionQuest until its sale, including an asset impairment charge related to the impairment of its goodwill, (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses, and (v) the operating results of the document scanning and coding business until its sale.

As a result of the foregoing, net income for the year ended December 31, 2007 was $27,104 as compared to net loss of $1,768 for the year ended December 31, 2006.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic (U.S.) and international components of income from continuing operations before income taxes for 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006

Domestic (United States)	$58,339	$39,703
International	21,207	18,873
Shared corporate expenses and other costs not directly attributable to the segments	(43,217)	(35,540)

Income from continuing operations before taxes	$36,329	$23,036

The increase in domestic and international pre-tax income from continuing operations is primarily due to the favorable impact of the cost savings and strategic initiatives implemented by the Company. Also contributing to the increase in domestic pre-tax income is the improvement in segment profit of the MBC segment for the year ended December 31, 2007 as compared to 2006 and the gain of $9.2 million in 2007 related to the Company’s sale of an equity investment, as previously discussed.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Financial Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Financial Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue:
Transactional services	$298,362	42%	$251,754	40%	$46,608	19%
Compliance reporting services	175,186	25	164,426	27	10,760	7
Mutual fund services	157,235	22	159,254	25	(2,019)	(1)
Commercial printing services	56,643	8	39,470	6	17,173	44
Other	18,515	3	11,957	2	6,558	55

Total revenue	705,941	100	626,861	100	79,080	13
Cost of revenue	(452,619)	(64)	(405,515)	(65)	(47,104)	(12)

Gross margin	253,322	36	221,346	35	31,976	14
Selling and administrative	(150,921)	(21)	(133,322)	(21)	(17,599)	(13)

Segment profit	$102,401	15%	$88,024	14%	$14,377	16%

Other Items:
Depreciation	$(16,714)	(2)%	$(20,078)	(3)%	$3,364	17%
Restructuring, integration and asset impairment charges	$(3,330)	(0)%	$(6,114)	(1)%	$2,784	46%

Financial Communications revenue increased 13% for the year ended December 31, 2006 as compared to the year ended December 31, 2005, with the largest class of service in this segment, transactional services, up 19% as compared to the year ended December 31, 2005. The increase in transactional services revenue was a result of the positive trends in capital market activity that began during the fourth quarter of 2005 and continued into 2006, and strong merger and acquisition performance during the second quarter of 2006, as well as increased IPO market share. Compliance reporting services revenue increased 7% as compared to 2005. This increase was due in part to new SEC regulations and more extensive disclosure requirements. Commercial printing services revenue increased 44% for the year ended December 31, 2006 compared to 2005, primarily due to the addition of several new clients and additional work from existing clients. In addition, approximately $8,614 of the increase in commercial printing services revenue relates to the addition of the commercial business of Vestcom Montreal, which is included in the Financial Communications segment. Mutual fund services revenue decreased 1% for the year ended December 31, 2006 as compared to the 2005 period due to the Company’s decision not to bid or accept several low margin mutual fund projects.

Revenue from the international markets increased 40% to approximately $182,576 for the year ended December 31, 2006, as compared to $130,108 in 2005. This increase was primarily due to increases in transactional services in Europe and Asia, and increases in commercial printing services and mutual fund services revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business as discussed above. Also in 2006, Canada results benefitted from the change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund services business in 2006. The increase in revenue from international markets was also partially due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from international markets increased 35% for the year ended December 31, 2006 compared to 2005.

Gross margin of the Financial Communications segment increased by $31,976, or 14%, over 2005, and the gross margin percentage increased by one percentage point to 36% in 2006 as compared to 35% in 2005. The increase in gross margin was primarily due to the increase in revenue, especially the growth in transactional services which historically is the Company’s most profitable class of service, the results of cost savings initiatives and the reduction in revenue from low margin mutual fund work during 2006.

Selling and administrative expenses increased 13% for the year ended December 31, 2006, compared to 2005, and as a percentage of revenue, remained constant at 21% for the year ended December 31, 2006, as compared to 2005. The increase in these expenses was primarily due to increases in expenses directly associated with sales, such as selling expenses (including commissions and bonuses) and certain variable administrative expenses. In addition, facility costs in the New York City office during the year ended December 31, 2006 related to the Financial Communications segment were approximately $2.5 million higher than in 2005 due to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of our corporate office and New York City based operations from 345 Hudson Street to 55 Water Street, New York, New York. The Company also incurred approximately $0.4 million of non-recurring expenses related to its acquisition of certain technology assets of PLUM.

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) from the Financial Communications business increased 16% for the year ended December 31, 2006 as compared to 2005 and segment profit as a percentage of revenue increased one percentage point to approximately 15% for the year ended December 31, 2006 as compared to 2005. Refer to Note 19 to the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Total restructuring charges related to the Financial Communications segment for the year ended December 31, 2006 were $3,330 as compared to $6,114 in 2005. The charges incurred during the year ended December 31, 2006 were primarily associated with additional workforce reductions in certain locations and the closure of a portion of its Washington D.C. facility. The charges incurred during the year ended December 31, 2005 primarily represent adjustments to the costs related to the relocation of the London facility.

Marketing & Business Communications

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Marketing & Business Communications Results:	2006	Revenue	2005	Revenue	$ Change	% Change
	(Dollars in thousands)

Revenue	$127,793	100%	$41,806	100%	$85,987	206%
Cost of revenue	(109,236)	(85)	(41,538)	(99)	(67,698)	(163)

Gross margin	18,557	15	268	1	18,289	6,824
Selling and administrative	(19,197)	(16)	(7,350)	(18)	(11,847)	(161)

Segment loss	$(640)	(1)%	$(7,082)	(17)%	$6,442	91%

Other Items:
Depreciation	$(7,340)	(6)%	$(2,499)	(6)%	$(4,841)	(194)%
Restructuring, integration, and asset impairment charges	$(10,114)	(8)%	$(415)	(1)%	$(9,699)	(2,337)%

Revenue and gross margin increased significantly for the year ended December 31, 2006 as compared to 2005 as a result of the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from new and existing clients. Results for the year ended December 31, 2006 include approximately $5.8 million of non-recurring revenue related to the initial rollout of the Medicare Part D open enrollment program. In addition, results for the year ended December 31, 2006 included approximately $5.8 million of revenue from Vestcom’s retail customers that transferred back to Vestcom as part of our transition services agreement, and other non-recurring Vestcom transition revenue. The segment operating results for the year ended December 31, 2006 were burdened with incremental operating costs associated with the integration of the operations of the Vestcom digital print business into Bowne, the consolidation of our production facilities in New Jersey, and the creation of certain new production capabilities in other locations.

Selling and administrative expenses increased significantly for the year ended December 31, 2006 as compared to 2005 primarily as a result of the increased size of MBC’s operations. As a percentage of revenue, selling and administrative expenses improved by two percentage points to 16% which was related to the favorable impact of the economies realized from integrating the workforces of Vestcom and Bowne.

As a result of the foregoing, segment loss (as defined in Note 19 to the Consolidated Financial Statements) for the MBC segment improved by approximately $6.4 million for the year ended December 31, 2006 as compared to 2005. Segment loss as a percentage of revenue improved by 16 percentage points to 1% for the year ended December 31, 2006. Refer to Note 19 to the Consolidated Financial Statements for additional segment financial information and reconciliation of segment loss to income from continuing operations before income taxes.

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

Summary

Overall revenue increased $165,067, or 25%, to $833,734 for the year ended December 31, 2006 as compared to 2005. The increase in revenue is primarily attributed to the acquisition and integration of the Marketing and Business Communications division of Vestcom within the MBC segment and an increase in revenue from the Financial Communications segment in 2006 as compared to 2005. Gross margin increased $50,867, or 21%, for the year ended December 31, 2006 as compared to 2005, while the gross margin percentage decreased approximately one percentage point to 35% for the year ended December 31, 2006, which was primarily due to the increase in revenue from the MBC segment which generated a lower margin as compared to revenue from the Financial Communications segment.

Selling and administrative expenses on a company-wide basis increased by approximately $36,860, or 20%, to $224,011 for the year ended December 31, 2006 as compared to 2005. Approximately $11.8 million of this overall increase was related to the MBC business, which includes the acquisition and integration of the Marketing and Business Communications division of Vestcom. The increase was also the result of expenses that are directly associated with higher sales levels, such as selling expenses (including commissions and bonuses). In addition, facility related expenses were approximately $4.5 million higher in 2006 as compared to 2005 as a result of the Company’s relocation of its corporate office and New York City based operations. Also contributing to the increase in selling and administrative expenses in 2006 as compared to 2005 was the recognition of $1.1 million of compensation expense related to stock options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”) and an additional $1.5 million in compensation expense related to long-term equity incentive compensation expense. As a percentage of revenue, overall selling and administrative expenses improved one percentage point to 27% for the year ended December 31, 2006 as compared to 28% in 2005.

Depreciation expense remained constant for the year ended December 31, 2006 as compared to the same period in 2005.

The Company recorded a charge of $958 related to purchased in-process research and development during 2006 which was based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM.

There were approximately $14,159 in restructuring, integration and asset impairment charges during the year ended December 31, 2006, as compared to $10,410 in 2005, as discussed in Note 9 to the Consolidated Financial Statements.

Other income increased $1,803 for the year ended December 31, 2006 as compared to 2005 primarily due to interest income received from the Company’s investments in short-term marketable securities and a larger average balance of interest bearing cash in 2006 as compared to 2005.

Income tax expense for the year ended December 31, 2006 was $10,800 on pre-tax income from continuing operations of $23,036 compared to a tax expense in 2005 of $4,501 on pre-tax income from continuing operations of $4,651. The high effective tax rate is due to non-deductible expenses, primarily meals and entertainment.

The 2006 results from discontinued operations include the net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006, the net loss on the sale of DecisionQuest which occurred in September 2006, the operating results of DecisionQuest until its sale, the exit costs associated with leased facilities formerly occupied by discontinued businesses and the operating results of the document scanning and coding business until its sale in January 2006. Included in the operating results of DecisionQuest for 2006 is an asset impairment charge of $13,334 related to the impairment of goodwill which is described in more detail in Note 3 to the Consolidated Financial Statements. The 2005 results from discontinued operations include the results of DecisionQuest, the document scanning and coding business, the net gain on the sale of the discontinued globalization business, which was sold in September 2005, and the operating results of the discontinued globalization business until its date of sale.

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

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. The Company’s international operations are all in its Financial Communications segment. Domestic (U.S.) and international components of income (loss) from continuing operations before income taxes for 2006 and 2005 are as follows:

	Years Ended December 31,
	2006	2005

Domestic (United States)	$39,703	$26,552
International	18,873	6,827
Shared corporate expenses and other costs not directly attributable to the segments	(35,540)	(28,728)

Income from continuing operations before taxes	$23,036	$4,651

International pre-tax income from continuing operations increased significantly for the year ended December 31, 2006, compared to 2005 due to increases in transactional services in Europe and Asia, and increases in commercial printing services and mutual fund services revenue in Canada, partly due to the addition of the Vestcom Montreal commercial business. Also contributing to the increase in international pre-tax income from continuing operations was a decrease in restructuring charges in 2006 as compared to 2005. The international results for 2005 included approximately $3.8 million in restructuring charges which were related to the relocation of the London facility, headcount reductions in London and Toronto and an asset impairment charge of $0.9 million related to the impairment of a non-current, non-trade receivable. The increase in the domestic pre-tax income from continuing operations was primarily due to the increase in transactional services in 2006 as compared to 2005. The increase was partially offset by the increase in restructuring, integration and asset impairment charges related to the MBC segment during the year ended December 31, 2006 as compared to 2005.

2008 Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including, without limitation, demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets, and excludes the impact from future share repurchases, if any. Except for the impact of ten months of results from the acquisition of GCom, which was completed February 29, 2008, the 2008 Outlook does not reflect any additional acquisitions. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7.

Full Year 2008

Revenues:	$845 to $920 million
Transactional services	$245 to $275 million
Non-transactional services	$600 to $645 million
Segment profit	$70 to $100 million
Integration, restructuring and impairment charges	$7 to $10 million
Depreciation and amortization	$29 to $31 million
Interest expense	$6 to $6.5 million
Diluted earnings per share from continuing operations	$0.70 to $1.25
Diluted earnings per share from continuing operations, excluding integration, restructuring and impairment charges and non-cash LTEIP expense	$0.88 to $1.43
Diluted shares	32.4 million
Capital expenditures	$19 to $21 million

Liquidity and Capital Resources

Liquidity and Cash Flow information:	2007	2006	2005

Working capital	$108,949	$169,764	$230,895
Current ratio	1.54 to 1	2.32 to 1	2.66 to 1
Net cash provided by operating activities	$98,399	$3,574	$17,806
Net cash (used in) provided by investing activities	$(30,224)	$6,128	$51,170
Net cash used in financing activities	$(46,220)	$(63,555)	$(33,359)
Capital expenditures	$(20,756)	$(28,668)	$(39,724)
Proceeds from the sale of subsidiaries (2005 includes the proceeds received from the sale of Lionbridge common stock)	$—	$19,447	$164,282
Purchases of treasury stock	$(51,749)	$(68,558)	$(33,970)
Acquisitions, net of cash acquired	$(25,791)	$(32,923)	$—
Average days sales outstanding	68	73	70

Overall working capital decreased $60.8 million as of December 31, 2007 compared to December 31, 2006. The change in working capital is primarily attributable to the classification of the $75 million convertible subordinated debentures as current debt as of December 31, 2007 compared to a non current debt classification as of December 31, 2006. This debt is classified as current as of December 31, 2007 since the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2008, as further described in Note 11 to the Consolidated Financial Statements. The Company believes it would be able to refinance the debentures on similar terms or could borrow under its revolving credit facility (which expires in May 2010), if the debentures are redeemed by the Company or repurchased from the holders in October 2008.

Excluding this reclassification of the convertible debentures, overall working capital increased $14.2 million as of December 31, 2007 compared to December 31, 2006. This increase in working capital is primarily attributable to improved operating results and an increase in the collection of accounts receivable balances in 2007 as compared to 2006, which is a direct result of improved billing and collection efforts. Offsetting the increase in working capital in 2007 was cash used to repurchase shares of the Company’s common stock in 2007, cash used to pay restructuring and integration related expenses, and cash used in the acquisitions of St Ives Financial and Alliance Data Mail Services in 2007 and an additional $3.0 million payment related to the acquisition of certain technology assets of PLUM.

For the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). Since inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company has effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million. The program was completed in December 2007.

In September 2007, the Company amended its defined benefit pension plan (the “Plan”) to change the Plan to a cash balance plan (the “Amended Plan”), which is described in more detail in Note 12 to the Consolidated Financial Statements. The Plan was amended to change the plan to a cash balance plan effective January 1, 2008. The amendment to the Plan resulted in a reduction to the projected benefit obligations of approximately $22.8 million and will reduce the future funding requirements for the Amended Plan. The Company contributed $3.3 million to the Plan in September 2007 and will continue to contribute an amount necessary to meet the ERISA minimum funding requirements. As a result of the Plan amendment, the pension expense for the fourth quarter of 2007 reflects a cost savings of approximately $1.4 million.

In June 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York. Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $6.0 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.5 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant. As a result of the Lease Amendment, the fixed rent payable and the related operating expense reduction are expected to result in cost savings over the remainder of the term of the Lease (through May 2026) of approximately $50.0 million, or approximately $2.6 million on an annual basis. In addition, the letter of credit issued in favor of the Landlord in connection with the lease was reduced by $2.8 million, to $6.6 million. As a result of this transaction, the Company’s future operating lease commitments were reduced by approximately $39.0 million, which represents the reduction in the future minimum rent payments over the remaining life of the lease (through May 2026).

The Company had no borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of December 31, 2007. The facility expires in May 2010. The components of the Company’s debt and available borrowings are described more fully in Note 11 to the Consolidated Financial Statements.

Capital expenditures for the year ended December 31, 2007 were $20.8 million, which includes approximately $3.0 million related to the consolidation and build-out of the existing space at 55 Water Street as a result of the lease modification described above. Capital expenditures for the year ended December 31, 2006 were $28.7 million, which includes approximately $2.7 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006, and approximately $3.3 million related to the relocation of its London facility during the second quarter of 2006. In addition, capital expenditures for the year ended December 31, 2006 includes approximately $5.6 million related to the integration of the Marketing and Business Communications division of Vestcom.

It is expected that the cash generated from operations, working capital, and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and fund capital expenditures, provide for the payment of dividends and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its working capital; the heaviest period for utilization of working capital is normally the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. Our average days sales outstanding was 68 in 2007 as compared to 73 days in 2006. The Company had net cash provided by operating activities of $98,399, $3,574 and $17,806 for the years ending December 31, 2007, 2006 and 2005, respectively. The increase in cash provided by operating activities from 2006 to 2007 was impacted by the improvement in operating results and by the change in accounts receivable resulting from higher collections of receivables during 2007 as compared to 2006, as a result of improved billing and collection efforts. In addition, the increase in cash provided by operations was also attributable to the funding of costs related to the Company’s relocation of its corporate office and New York City based operations in 2006, a decrease in income taxes paid during 2007 of approximately $9.0 million as compared to 2006 and a decrease in the funding of the Company’s pension plans in 2007 as compared to 2006. The decrease in cash provided by operating activities from 2005 to 2006 was impacted by the increase in operating activity in 2006, an increase in the cash used to pay for restructuring related accruals in 2006 as compared to 2005 resulting from the reduction in workforce that occurred during the fourth quarter of 2005 and integration expenses related to the MBC segment, an increase in bonus payments in 2006 as compared to 2005 directly related to improved performance levels, and the funding of costs related to the Company’s New York City office relocation as previously discussed.

Net cash (used in) provided by investing activities was ($30,224), $6,128 and $51,170 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in net cash used in investing activities from 2006 to 2007 was primarily due to the decrease in the net proceeds from the sale of marketable securities in 2007 and the cash provided by discontinued operations in 2006 of $12,519, related to the proceeds received from the sale of the assets of the Company’s joint venture investment in CaseSoft which occurred in May 2006. The change was partially offset by a decrease in the cash used to fund acquisitions in 2007 as compared to 2006 and the proceeds received from the sale of an equity investment by the Company that occurred during the fourth quarter of 2007. The net proceeds from the sale of marketable securities was $3,800 in 2007 as compared to $48,214 in 2006, due to the decrease in the purchase of marketable securities in 2007 as compared to 2006. The results for 2007 include net cash used for acquisitions of $25,791, which consists of the acquisitions of St Ives Financial and Alliance Data Mail Services and an additional $3,000 related to the acquisition of certain technology assets of PLUM, compared to the net cash used for acquisitions in 2006 of approximately $32,923, which includes net cash used in the acquisition of Vestcom’s Marketing and Business Communications division of $30,829 and $2,094 used in the acquisition of certain technology assets of PLUM. In addition, there was a decrease in capital expenditures in 2007 as compared to 2006. Capital expenditures for 2007 were $20,756 as compared to $28,668 in 2006. The decrease in net cash provided by investing activities from 2005 to 2006 was primarily the result of: (i) total proceeds of $164.3 million received in 2005 from the sale of the globalization business and the ultimate sale of the Lionbridge common stock received in the sale, compared to the net proceeds received of approximately $19.4 million in 2006 related primarily to the sale of DecisionQuest and the sale of the assets of the Company’s joint venture investment in CaseSoft, (ii) cash used in the acquisition of Vestcom’s Marketing and Business Communications division, and (iii) cash used in the acquisition of certain technology assets of PLUM in 2006. Offsetting the decrease in cash provided by investing activities in 2006 as compared to 2005 was a decrease in capital expenditures in 2006 as compared to 2005, primarily due to capital expenditures in 2005 of approximately $25.2 million related to the relocation of the Company’s corporate office and New York City based operations and a decrease in the net purchase of marketable securities due to the decrease in auction rate securities in 2006 as compared to 2005.

Net cash used in financing activities was $46,220, $63,555 and $33,359 for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in net cash used in financing activities in 2007 as compared to 2006 primarily resulted from a decrease in the repurchase of the Company’s common stock in 2007 as compared to 2006, and a slight decrease in the cash received from stock option exercises in 2007 as compared to 2006. The increase in net cash used in financing activities in 2006 as compared to 2005 primarily resulted from the increase in the repurchase of the Company’s common stock in 2006 as compared to 2005. Offsetting the increase in cash used in financing activities was an increase in the cash received from the exercise of stock options during 2006 as compared to 2005.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

The Company’s debt consists primarily of the convertible subordinated debentures issued in September 2003. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

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

In May 2007, the Company’s synthetic lease for printing equipment matured. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. The Company exercised its option to purchase the equipment by refinancing $4.9 million through a four-year operating lease and purchasing the remaining equipment for $1.4 million outright. The future minimum operating lease payments associated with the refinanced equipment as of December 31, 2007 are included in the operating lease obligations summarized in the table below.

As previously disclosed, the Company amended its lease for its office facilities at 55 Water Street, New York, New York in June 2007. As a result of the amendment, the Company’s future operating lease commitments were reduced by approximately $39.0 million, which represents the reduction in the future minimum rent payments over the remaining life of the lease (through May 2026).

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter

Long-term debt obligations(1)	$75,000	$75,000	$—	$—	$—	$—	$—
Operating lease obligations(2)	207,540	34,410	27,846	20,952	17,258	13,921	93,153
Capital lease obligations	2,758	923	734	556	318	227	—
Unconditional purchase obligations(3)	39,000	11,500	12,000	7,500	8,000	—	—

Total contractual cash obligations	$324,298	$121,833	$40,580	$29,008	$25,576	$14,148	$93,153

(1)	The Company’s convertible subordinated debentures issued in September 2003 are classified as a current obligation in the above table since the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2008, as further described in Note 11 to the Consolidated Financial Statements. The Company believes it would be able to refinance the debentures on similar terms or could borrow under its revolving credit facility (which expires in May 2010), if the debentures are redeemed by the Company or repurchased from the holders in October 2008.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $10.1 million throughout the terms of the leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	Unconditional purchase obligations represent commitments for outsourced services.

As discussed in Note 13 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. The Company is not required to make any contributions to its pension plan in 2008. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law. The Company estimates it will contribute approximately $2.4 million to its supplemental retirement plan in 2008. During 2007, the Company made approximately $6.5 million in pension and supplemental retirement plan contributions. As previously discussed, the pension plan was amended in September 2007. The amendment to the Plan resulted in a reduction to the projected benefit obligations of approximately $22.8 million and will reduce the future funding requirements for the Amended Plan.

As discussed further in Note 10 to the Consolidated Financial Statements, the Company had total liabilities for unrecognized tax benefits of approximately $9.3 million as of December 31, 2007, which were excluded from the table above. The Company believes that it is reasonably possible that up to approximately $4.6 million of its currently unrecognized tax benefits may be recognized by the end of 2008.

The Company has issued standby letters of credit in the ordinary course of business totaling $3,584. These letters of credit primarily expire in 2008. In addition, pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company delivered to the landlord a letter of credit for approximately $9.4 million to secure the Company’s performance of its obligations under the lease. This letter of credit was reduced in 2007 by approximately $2.8 million, to $6.6 million as a result of the lease modification previously disclosed. The remaining amount of the letter of credit will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s 5% Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010, or remain outstanding beyond October 1, 2008.

The Company has issued a guarantee, pursuant to the terms of the lease entered into in February 2006 for its London facility. The term of the lease is 15 years and the rent commencement date is February 1, 2009. The guarantee is effective through the term of the lease, which expires in 2021.

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

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations,” the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are amortized to expense over time, while purchase price allocated to in-process research and development, if any, is recorded as a charge at the acquisition date if it is determined that it has no alternative future use. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill and other indefinite lived intangible assets. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

The Company has acquired certain identifiable intangible assets in connection with its acquisitions of St Ives Financial in January 2007, Vestcom’s Marketing and Business Communications division in January 2006 and the acquisition of certain technology assets of PLUM in April 2006. These identifiable intangible assets primarily consist of the value associated with customer relationships, technology, covenants not to compete, and in-process research and development. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. For these reasons, the Company has used independent third party valuation firms to value these assets. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the covenants not to compete was determined using a discounted cash flow methodology. The value of the technology and in-process research and development were primarily derived using the income approach based on future revenue projections. The Company determined that the amount attributable to the in-process research and development did not contain significant future value to the Company and accordingly the amount was expensed as of the date of acquisition. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. At December 31, 2007, our goodwill balance was $35,835.

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

A decline in expected cash flows or the estimated terminal value could cause reporting units to be valued differently. If the reporting units do not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Company’s reporting units. Additionally, an increase in the assumed discount rate could also result in goodwill impairment. Based on our analysis as of December 31, 2007, the Company has concluded that the goodwill related to its JFS business was impaired and recorded an impairment charge of $2.1 million in 2007.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company accounts for sales and other use taxes on a net basis in accordance with Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts and Sales Credits — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts and sales credits during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within our expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of our estimates of recoverability of our receivables. As of December 31, 2007, the Company had an allowance for doubtful accounts and sales credits of $4,302.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2007 and 2006, the Company had deferred tax assets in excess of deferred tax liabilities of $37,900 and $51,410, respectively. At December 31, 2007 and 2006, management determined that it is more likely than not that $35,954 and $49,189, respectively, of such assets will be realized, resulting in a valuation allowance of $1,946 and $2,221, respectively, which are related to certain foreign net operating losses and foreign capital losses which may not be utilized in future years.

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

Accounting for Pensions — The Company sponsors a defined benefit pension plan in the United States. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Retirement Plans,” (“SFAS 158”) which was adopted in December 2006. These standards require that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. According to SFAS 158, the Company is required to recognize the funded status of the plans as an asset or liability in the financial statements, measure defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and recognize the change in the funded status of defined benefit postretirement plans in other comprehensive income. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.0% at December 31, 2007 and December 31, 2006, and was 5.75% at December 31, 2005. A discount rate of 6.25% was used to calculate the 2007 pension expense. Each 0.25 percentage point change in the discount rate would result in an $3.5 million change in the projected pension benefit obligation and a $0.4 million change in annual pension expense.

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. For 2004 through 2007 the Company’s expected return on plan assets has remained at 8.5%. Each 0.25 percentage point change in the assumed long-term rate of return would result in a $0.3 million change in annual pension expense.

The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past several years.

Restructuring Accrual — During fiscal years 2007, 2006 and 2005, the Company recorded significant restructuring charges. The Company accounts for these charges in accordance with Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Accounting for costs associated with exiting leased facilities is based on estimates of current facility costs and is offset by estimates of projected sublease income expected to be recovered over the remainder of the lease. These estimates are based on a variety of factors including the location and condition of the facility, as well as the overall real estate market. The actual sublease terms could vary from the estimates used to calculate the initial restructuring accrual, resulting in potential adjustments in future periods. In management’s opinion, the Company has made reasonable estimates of these restructuring accruals based upon available information. The Company’s accrued restructuring is discussed in more detail in Note 9 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for us beginning in 2007. The Company adopted FIN 48 in January 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in financial statements. Under FIN 48, the Company has recognized tax benefits from uncertain tax positions only when it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized for such positions are measured based on that level of benefit that has a greater than fifty percent likelihood of being effectively settled. The impact of adopting FIN 48 resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits which is reflected as an adjustment to retained earnings as of January 1, 2007. The total amount of unrecognized tax benefits included in the Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. The total amount of unrecognized tax benefits as of December 31, 2007 is $9,283, including estimated interest and penalties of $1,550. The recognition of previously unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the year ended December 31, 2007. The adoption of FIN 48 is discussed in more detail in Note 10 to the Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and does not anticipate the adoption to have a material impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company has the option of adopting this standard by the first quarter of 2008. The Company does not anticipate that this standard will have a material impact on its financial statements because the Company does not expect to apply the provisions of SFAS 159 to any existing financial instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. This standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate that this standard will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009 and is currently evaluating the impact this standard will have on its financial statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 are fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. During the year ended December 31, 2007, there was no average outstanding balance under the revolving credit facility and no balance outstanding as of December 31, 2007, therefore, there is no significant impact from a hypothetical increase in the interest rate related to the revolving credit facility during the year ended December 31, 2007.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $7,579, $737 and $14,573 in its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $38.8 million as of December 31, 2007, primarily consisting of auction rate securities. These securities are fixed income municipal debt obligations issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction. Despite the long-term nature of their stated contractual maturities, we have generally been able to liquidate such securities during the scheduled auctions.

As a result of recent uncertainties in the auction rate securities markets, we have reduced our exposure to those investments. The Company had investments in auction rate securities of $38.7 million as of December 31, 2007 and subsequently has liquidated approximately $26.5 million of those securities at par and received all of its principal. Additionally, the Company’s investments in auction rate securities subsequent to December 31, 2007 have repriced at least one time. As of February 29, 2008, our investments in auction rate securities were $12.2 million. These securities had market values which were quoted at par and interest rates which were reset to the maximum rate as specified in the security.

The recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared. These investments are insured against loss of principal and interest. In addition, the underlying securities or the monoline insurers have credit ratings of A - AAA, as rated by Standard and Poor’s.

Based on our ability to access cash and other short-term investments, our expected operating cash flows and our other sources of cash, we do not anticipate the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.

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

We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Shared-Based Payment” as of January 1, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006, Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” as of December 31, 2006, and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007.

/s/ KPMG LLP
New York, New York

March 12, 2008

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share information)

Revenue	$850,617	$833,734	$668,667
Expenses:
Cost of revenue	(531,230)	(543,502)	(429,302)
Selling and administrative	(242,118)	(224,011)	(187,151)
Depreciation	(27,205)	(25,397)	(25,646)
Amortization	(1,638)	(534)	—
Restructuring charges, integration costs and asset impairment charges	(17,001)	(14,159)	(10,410)
Purchased in-process research and development	—	(958)	—

	(819,192)	(808,561)	(652,509)

Operating income	31,425	25,173	16,158
Interest expense	(5,433)	(5,477)	(5,154)
Loss on sale of marketable securities	—	—	(7,890)
Gain on sale of equity investment	9,210	—	—
Other income, net	1,127	3,340	1,537

Income from continuing operations before income taxes	36,329	23,036	4,651
Income tax expense	(9,002)	(10,800)	(4,501)

Income from continuing operations	27,327	12,236	150
Discontinued operations:
Gain on sale of subsidiaries, net of tax	—	3,831	671
Loss from discontinued operations, net of tax	(223)	(17,835)	(1,425)

Net loss from discontinued operations	(223)	(14,004)	(754)

Net income (loss)	$27,104	$(1,768)	$(604)

Earnings per share from continuing operations:
Basic	$0.97	$0.39	$0.00
Diluted	$0.90	$0.39	$0.00
Loss per share from discontinued operations:
Basic	$(0.01)	$(0.45)	$(0.02)
Diluted	$(0.01)	$(0.45)	$(0.02)
Total earnings (loss) per share:
Basic	$0.96	$(0.06)	$(0.02)
Diluted	$0.89	$(0.06)	$(0.02)

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$64,941	$42,986
Marketable securities	38,805	42,628
Accounts receivable, less allowances of $4,302 (2007) and $6,431 (2006)	134,489	153,169
Inventories	28,789	25,591
Prepaid expenses and other current assets	43,198	33,917

Total current assets	310,222	298,291
Property, plant and equipment at cost, less accumulated depreciation of $248,372 (2007) and $231,576 (2006)	121,848	132,784
Other noncurrent assets:
Goodwill	35,835	33,131
Intangible assets, less accumulated amortization of $2,203 (2007) and $552 (2006)	9,616	4,494
Deferred income taxes	24,906	37,430
Other	6,990	10,113

Total assets	$509,417	$516,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$75,923	$1,017
Accounts payable	36,136	43,411
Employee compensation and benefits	41,092	38,226
Accrued expenses and other obligations	48,122	45,873

Total current liabilities	201,273	128,527
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	1,835	76,492
Deferred employee compensation	36,808	52,509
Deferred rent	18,497	22,199
Other	525	1,281

Total liabilities	258,938	281,008

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 Issued and outstanding 43,165,282 shares (2007) and 42,537,617 shares (2006)	432	425
Additional paid-in capital	120,791	98,113
Retained earnings	353,613	332,002
Treasury stock, at cost 16,858,575 shares (2007) and 14,030,907 shares (2006)	(225,751)	(177,901)
Accumulated other comprehensive income (loss), net	1,394	(17,404)

Total stockholders’ equity	250,479	235,235

Total liabilities and stockholders’ equity	$509,417	$516,243

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$27,104	$(1,768)	$(604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	223	14,004	754
Depreciation	27,205	25,397	25,646
Amortization	1,638	534	—
Purchased in-process research and development	—	958	—
Asset impairment charges	6,588	2,550	3,523
Gain on sale of equity investment	(9,210)	—	—
Loss on sale of marketable securities	—	—	7,890
Provision for doubtful accounts	838	1,419	2,755
Non-cash stock compensation	13,064	3,175	1,171
Deferred income tax provision	4,638	(485)	(3,260)
Tax benefit of stock option exercises	1,806	999	1,075
Excess tax benefits from stock based compensation	(846)	(184)	—
Other	1,763	(295)	(3,194)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	30,046	(14,079)	(17,029)
Inventories	497	2,686	(5,399)
Prepaid expenses and other current assets	(3,170)	(3,213)	1,465
Accounts payable	(8,095)	5,018	484
Employee compensation and benefits	7,094	(9,039)	(12,218)
Accrued expenses and other obligations	1,291	(21,768)	15,236
Net cash used in operating activities of discontinued operations	(4,075)	(2,335)	(489)

Net cash provided by operating activities	98,399	3,574	17,806

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,756)	(28,668)	(39,724)
Purchase of marketable securities	(57,400)	(61,100)	(154,272)
Proceeds from sales of marketable securities	61,200	109,314	139,357
Proceeds from the sale of fixed assets	222	248	234
Proceeds from the sale of subsidiaries, net	—	6,738	108,910
Acquisition of businesses, net of cash acquired	(25,791)	(32,923)	—
Proceeds from the sale of equity investment	10,817	—	—
Net cash provided by (used in) investing activities of discontinued operations	1,484	12,519	(3,335)

Net cash (used in) provided by investing activities	(30,224)	6,128	51,170

Cash flows from financing activities:
Proceeds from borrowings, net of financing costs	1,000	—	33,503
Payment of debt and capital lease obligations	(1,948)	(821)	(34,100)
Proceeds from stock options exercised	11,714	12,533	9,868
Payment of dividends	(6,083)	(6,680)	(7,386)
Purchase of treasury stock	(51,749)	(68,558)	(33,970)
Excess tax benefits from stock based compensation	846	184	—
Other	—	(113)	—
Net cash used in financing activities of discontinued operations	—	(100)	(1,274)

Net cash used in financing activities	(46,220)	(63,555)	(33,359)

Net increase (decrease) in cash and cash equivalents	21,955	(53,853)	35,617
Cash and Cash Equivalents — Beginning of year	42,986	96,839	61,222

Cash and Cash Equivalents — End of year	$64,941	$42,986	$96,839

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31, 2007, 2006 and 2005
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2004	$414	$79,550	$348,440	$35,847	$(85,620)	$378,631
Comprehensive income (loss):
Net loss			(604)			(604)
Foreign currency translation adjustment				(14,573)		(14,573)
Pension liability adjustment (net of tax)				(1,338)		(1,338)

Comprehensive loss						(16,515)

Reclassification adjustment for the recognized foreign currency translation gains relating to the sale of subsidiary				(22,617)		(22,617)
Cash dividends ($0.22 per share)			(7,386)			(7,386)
Purchase of treasury stock					(33,970)	(33,970)
Non-cash stock compensation and deferred stock conversions		272			899	1,171
Deferred stock compensation		(994)			994	—
Exercise of stock options	5	5,818			4,045	9,868
Tax benefit of stock option exercises		1,075				1,075

Balance at December 31, 2005	$419	$85,721	$340,450	$(2,681)	$(113,652)	$310,257
Comprehensive income (loss):
Net loss			(1,768)			(1,768)
Foreign currency translation adjustment				737		737
Pension liability adjustment (net of tax)				34		34

Comprehensive loss						(997)

Cash dividends ($0.22 per share)			(6,680)			(6,680)
Purchase of treasury stock					(68,558)	(68,558)
Non-cash stock compensation and deferred stock conversions		1,923			1,252	3,175
Reclassification of deferred stock compensation		1,349			(1,349)	—
Exercise of stock options	6	8,121			4,406	12,533
Tax benefit of stock option exercises		999				999
Adjustment to initially adopt the provisions of SFAS 158 (net of tax)				(15,494)		(15,494)

Balance at December 31, 2006	$425	$98,113	$332,002	$(17,404)	$(177,901)	$235,235

Adjustment to initially adopt the provisions of FIN 48			590			590
Comprehensive income (loss):
Net income			27,104			27,104
Foreign currency translation adjustment				7,579		7,579
Pension liability adjustment (net of tax)				11,223		11,223
Unrealized loss on marketable securities (net of tax)				(4)		(4)

Comprehensive income						45,902

Cash dividends ($0.22 per share)			(6,083)			(6,083)
Purchase of treasury stock					(51,749)	(51,749)
Non-cash stock compensation and deferred stock conversions		12,106			958	13,064
Exercise of stock options	7	8,766			2,941	11,714
Tax benefit of stock option exercises		1,806				1,806

Balance at December 31, 2007	$432	$120,791	$353,613	$1,394	$(225,751)	$250,479

See Accompanying Notes to Consolidated Financial Statements

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed.

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

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,
	2007	2006

Land and buildings	$61,776	$62,282
Machinery and plant equipment	84,992	78,086
Computer equipment and software	126,042	123,327
Furniture, fixtures and vehicles	36,921	35,845
Leasehold improvements	60,489	64,820

	370,220	364,360
Less accumulated depreciation	(248,372)	(231,576)

Net	$121,848	$132,784

Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10 - 40 years
Machinery and plant equipment	3 - 12 1/2 years
Computer equipment and software	2 - 5 years
Furniture and fixtures	3 - 12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

The Company follows American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $4.4 million in 2007, $4.0 million in 2006 and $5.0 million in 2005 related to software development costs pertaining to the following: development of a new MIS system, development of new human resources and payroll systems, improvements in composition and work-sharing systems, installation of a new financial reporting system, upgrading the existing customer relationship management system, integration of a newly acquired client-facing content management and typesetting solution, and the enhancement of the Company’s intranet site.

Amortization expense related to capitalized software in accordance with SOP No. 98-1 amounted to approximately $4.7 million in 2007, $3.8 million in 2006, and $3.6 million in 2005. These amounts are included in depreciation expense in the Consolidated Statements of Operations.

Intangible Assets

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6 - 10 years
Covenants not-to-compete	3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Stock-Based Compensation

The Company has several share-based employee compensation plans, which are described in Note 17 to the Consolidated Financial Statements. The Company recognizes compensation expense related to these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and, as such, has measured the share-based compensation expense for stock options granted during the years ended December 31, 2007 and 2006 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair values were calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2007, 2006 and 2005:

	2007	2006	2005
Stock options from continuing operations	Grants	Grants	Grants

Expected dividend yield	1.3%	1.5%	1.5%
Expected stock price volatility	32.4%	34.9%	33.9%
Risk-free interest rate	4.3%	4.7%	4.3%
Expected life of options	4 years	5 years	5 years
Weighted-average fair value	$4.92	$5.23	$4.20

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury Yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company estimated pre-vesting forfeitures of approximately 12.5% for the stock options granted during the years ended December 31, 2007 and 2006, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $1,272 and $1,118 for the years ended December 31, 2007 and 2006, respectively, which is included in selling and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.5 years.

Prior to the adoption of SFAS 123(R), the Company accounted for stock options using the intrinsic method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). In accordance with APB 25 no share-based employee compensation cost related to stock options was reflected in the results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on income from continuing operations, income per share from continuing operations, loss from discontinued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

operations, loss per share from discontinued operations, net loss, and loss per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123(R).

Income (loss) from continuing operations:
As reported	$150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)

Pro forma loss from continuing operations	$(1,049)

As reported income per share from continuing operations:
Basic	$0.00
Diluted	$0.00
Pro forma loss per share from continuing operations:
Basic	$(0.03)
Diluted	$(0.03)
Loss from discontinued operations:
As reported	$(754)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	—

Pro forma loss from discontinued operations	$(754)

As reported loss per share from discontinued operations:
Basic	$(0.02)
Diluted	$(0.02)
Pro forma loss per share from discontinued operations:
Basic	$(0.02)
Diluted	$(0.02)
Net loss:
As reported	$(604)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related pro forma tax effects	(1,199)

Pro forma net loss	$(1,803)

As reported loss per share:
Basic	$(0.02)
Diluted	$(0.02)
Pro forma loss per share:
Basic	$(0.05)
Diluted	$(0.05)

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes and tax carryforwards, as determined under enacted tax laws and rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding and includes deferred stock units. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the years ended December 31, 2007, 2006 and 2005 excludes the dilutive effect of approximately 308,935, 737,585 and 861,350 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, (“EITF 04-08”) the weighted-average diluted shares outstanding for the year ended December 31, 2007, includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinated debentures of $2,306. The weighted-average diluted shares outstanding for the years ended December 31, 2006 and 2005 excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of EITF 04-08 are anti-dilutive to the earnings per share calculation for those years.

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2007	2006	2005

Average shares outstanding — basic	28,160,707	31,143,466	34,250,598
Potential dilutive effect of stock-based awards	822,333	307,355	448,501
Potential dilutive effect of shares issued to settle the convertible subordinated debentures	4,058,445	—	—

Average shares outstanding — diluted	33,041,485	31,450,821	34,699,099

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

Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates the fair value because of the short maturity of those instruments. The carrying amount of the liability under the revolving credit agreement (see Note 11) approximates the fair value since this facility has a variable interest rate similar to those that are currently available to the Company. The fair value of the Company’s convertible debentures is approximately $77.4 million, based upon publicly listed dealer prices. This compares to a carrying value of $75.9 million at December 31, 2007.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which became effective for the Company beginning in 2007. The Company adopted FIN 48 in January 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in financial statements. Under FIN 48, the Company will recognize tax benefits from uncertain tax positions only when it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized for such positions are measured based on that level of benefit that has a greater than fifty percent likelihood of being effectively settled. The impact of adopting FIN 48 resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits which is reflected as an adjustment to retained earnings as of January 1, 2007. The total amount of unrecognized tax benefits included in the Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. The total amount of unrecognized tax benefits as of December 31, 2007 is $9,283, including estimated interest and penalties of $1,550. The recognition of previously unrecognized tax benefits since the date of adoption primarily reflects settlements and effective closures of income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the year ended December 31, 2007. The adoption of FIN 48 is discussed in more detail in Note 10 to the Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and does not anticipate the adoption to have a material impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. The Company has the option of adopting this standard by the first quarter of 2008. The Company does not anticipate that this standard will have a material impact on its financial statements because the Company does not expect to apply the provisions of SFAS 159 to any existing financial instruments.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent.

This standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not anticipate that this standard will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009 and is currently evaluating the impact this standard will have on its financial statements.

Note 2 —	Acquisitions

Alliance Data Mail Services

In November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for an estimated $9.3 million, for total consideration of $12.3 million. The balance of the purchased working capital is preliminary and is pending finalization. The Company estimates that the final working capital calculation could result in a reduction of the purchase consideration in the range of $2.0 million to $4.0 million. This acquisition was accounted for using the purchase method of accounting. The net cash outlay as of December 31, 2007 for this acquisition was $12.7 million, which includes acquisition costs of approximately $0.4 million.

In accordance with EITF Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $2.5 million as of the acquisition date related to integration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with the Alliance Data Mail Services operations. This amount is included in the preliminary purchase price allocation. As of December 31, 2007, the total balance remains accrued.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$6,688
Inventory	3,155
Other current assets	6,675

Total current assets	16,518
Property, plant and equipment	146
Deferred tax assets	963
Other noncurrent assets	330

Total assets acquired	17,957

Accrued expenses and other current obligations	(5,610)

Total liabilities assumed	(5,610)

Net assets acquired	$12,347

The following unaudited pro forma consolidated results of operations for the Company are presented as if the acquisition of Alliance Data Mail Services had been made at the beginning of the periods presented:

	Years Ended December 31,
	2007	2006

Revenue	$885,295	$871,486
Income from continuing operations	22,161	8,407
Net income (loss)	21,938	(5,597)
Earnings per share from continuing operations:
Basic	$0.79	$0.27
Diluted	$0.74	$0.27
Total earnings (loss) per share:
Basic	$0.78	$(0.18)
Diluted	$0.73	$(0.18)

This unaudited pro forma financial information does not reflect cost savings, operating synergies or revenue enhancements expected to result from this acquisition or the costs to achieve these cost savings, operating synergies and revenue enhancements. The unaudited pro forma financial information and the allocation of the purchase price are based on the Company’s preliminary estimates of the fair value of the assets acquired and liabilities assumed in this acquisition. These estimates are subject to change based on finalization of the purchase accounting and the working capital purchased. The results of operations for the year ended December 31, 2007 include the results of Alliance Data Mail Services since its acquisition in November 2007.

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, a division of St Ives plc, for $8,208 in cash. In February 2007, the Company paid an additional $1,415 to St Ives plc, which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

was $9,588, which included acquisition costs of $321 and was net of cash acquired of $356. The excess purchase price over identifiable net tangible assets of $10,877 is reflected as part of goodwill and intangible assets in the Consolidated Balance Sheet as of December 31, 2007. A total of $4,177 has been allocated to goodwill and a total of $6,700 has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years.

In accordance with EITF 95-03, the Company accrued $2,788 as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the date of acquisition:

Cash and cash equivalents	$356
Accounts receivable, net	2,548
Inventory	539
Other current assets	1,061

Total current assets	4,504
Property, plant and equipment	1,368
Goodwill	4,177
Intangible assets	6,700
Other noncurrent assets	20

Total assets acquired	16,769

Current liabilities	(4,565)
Noncurrent liabilities	(2,260)

Total liabilities assumed	(6,825)

Net assets acquired	$9,944

In December 2007, the Company paid an additional $0.5 million to PLUM Computer Consulting Inc., (“PLUM”) to remove restrictions on the use of the Smartappstm software acquired from St Ives Financial, as it pertains to the future consideration related to the PLUM acquisition described below. This amount was allocated to computer software and is being amortized over the useful life of three years.

PLUM Computer Consulting, Inc.

In April 2006, the Company acquired certain technology assets of PLUM a software development and consulting firm with a service offering for the investment management industry, for $2.0 million in cash, plus an additional $3.0 million which was paid in January 2007 upon the receipt of certain deliverables. The purchase agreement also provides for the payment of additional consideration based upon a percentage of revenue earned over a five-year period. The Company has paid $5,094 (including $94 of acquisition costs) of total cash consideration related to this acquisition as of December 31, 2007. The excess purchase price over identifiable net tangible assets is reflected as part of goodwill and intangible assets and property, plant, and equipment. Approximately $2.8 million has been allocated to goodwill, approximately $1.2 million was allocated to computer software and is being depreciated over five years, $164 was allocated to the value of customer relationships and $25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

was allocated to the value of covenants not-to-compete. Included in the allocation of the purchase price was approximately $958 associated with in-process research and development conducted by PLUM which was expensed during 2006.

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

The net cash outlay was approximately $30.8 million, which included acquisition costs of approximately $1.1 million. The excess purchase price over identifiable net tangible assets, which totaled $16.0 million, is reflected as part of goodwill (approximately $11.1 million) and intangible assets. A total of $4.9 million was allocated to the value of customer relationships and is being amortized over the estimated useful life of nine years.

In accordance with EITF 95-03, the Company accrued approximately $500 related to integration costs associated with the acquisition of this business. These costs included estimated severance and facility costs related to the elimination of redundant functions and excess facilities related to the Vestcom Marketing and Business Communications business.

Note 3 —	Discontinued Operations and Assets Held for Sale

During the second quarter of 2006, the Company determined that it intended to sell its DecisionQuest® and its JFS Litigators’ Notebook® (“JFS”) businesses. These businesses along with DecisionQuest Discovery Services, the Company’s document scanning and coding business, which was sold in January 2006, were the components of the Company’s litigation solutions business. As a result of these actions, effective with the second quarter of 2006, the litigation solutions business was no longer presented as a separate reportable segment of the Company and the results of operations for these businesses were classified as discontinued operations in the Consolidated Statement of Operations. During the fourth quarter of 2007, the Company determined that the assets of its JFS business no longer met the criteria of being classified as held for sale and therefore the assets and liabilities related to this business were reclassified as held and used and the results of operations for the JFS business have been reclassified and are included in the results from continuing operations. The results for the years ended December 31, 2007, 2006 and 2005 have been reclassified to reflect this current presentation of the JFS business.

The Company evaluated the potential impairment of the goodwill related to the JFS business in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Based upon this analysis, the Company concluded that there was an impairment of the goodwill related to JFS and recorded an impairment charge of $2,100 during the fourth quarter of 2007. In 2006, the Company recorded an impairment charge of $13,334 related to the goodwill associated with DecisionQuest. This charge is included in the results from discontinued operations for the year ended December 31, 2006.

In September 2006, the Company completed the sale of its DecisionQuest business to key employees of DecisionQuest. The disposition was effected pursuant to a Stock Purchase Agreement by and between Bowne & Co., Inc. and DQ Acquisition Co. The Company received total consideration of approximately $9.8 million, consisting of $7.0 million in cash and a promissory note for approximately $2.9 million, which was valued at $2.8 million and is payable on September 11, 2010 and bears interest at 4.92%, which is to be paid quarterly. The Company recognized a loss on the sale of DecisionQuest of approximately $7.5 million during the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

December 31, 2006. Included in the loss were sale related expenses and cash left in the business totaling approximately $0.6 million, resulting in net proceeds from the sale of $9.2 million as of December 31, 2006.

In 2006, the Company also recorded expenses of $8.2 million (approximately $5.1 million after tax) related to the estimated costs expected to be incurred in exiting the facilities which were leased by DecisionQuest and Bowne Business Solutions. The accrued costs represent the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Consolidated Balance Sheet as of December 31, 2007 and 2006 related to this liability is $5,681 and $8,023, respectively. As of December 31, 2007 and 2006, $913 and $1,350, respectively, are included in accrued expenses and other obligations and $4,768 and $6,673, respectively, are included in deferred rent.

In May 2006, the assets of the Company’s joint venture investment in CaseSoft, Ltd., (“CaseSoft”) were sold. The Company realized approximately $14.8 million in consideration from the sale of its interest in this joint venture. The Company received approximately $12.7 million in cash, which is net of approximately $0.6 million of expenses associated with the sale. In addition, approximately $1.5 million of the sale price was placed in escrow, representing 10% of the purchase price to be used as the purchaser’s recourse for certain possible losses as defined by the asset purchase agreement. On November 15, 2007, (the 18-month anniversary of the closing date) the escrow terminated and the amount remaining in escrow at that time, $1.5 million, was paid to the Company. The Company recognized a gain on the sale of approximately $9.9 million (approximately $6.1 million after tax) during the year ended December 31, 2006. The Company’s equity share of income (losses) from this joint venture investment were previously recognized by the Company’s DecisionQuest business.

In January 2006, the Company completed the sale of DecisionQuest Discovery Services for approximately $500. The assets and liabilities of this business were written down as of December 31, 2005, to reflect the fair value as determined in the asset purchase agreement and accordingly, the Company did not recognize a gain or loss on the sale of this business. In accordance with the sale agreement, the Company retained the accounts receivable, accounts payable and accrued expenses related to this business.

The results of the Company’s discontinued litigation solutions business, which consists of: (i) the results of the Company’s document scanning and coding business until its sale in January 2006, (ii) the results of the DecisionQuest business until its sale in September 2006, which includes the Company’s equity share of income from the joint venture investment in CaseSoft, and the gain realized from the sale of CaseSoft, (iii) the loss on the sale of DecisionQuest, and (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses were as follows:

	Years Ended December 31,
	2006	2005

Revenue	$15,201	$27,279

Loss from discontinued operations before income taxes	$(20,149)	$(1,629)

The loss from discontinued operations before income taxes for the year ended December 31, 2007 was $216. This includes adjustments related to the estimated indemnification liabilities associated with the discontinued globalization and outsourcing businesses and adjustments related to the exit costs associated with leased facilities formerly occupied by discontinued businesses.

In September 2005, the Company sold its globalization business, as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company has recorded various liabilities related to the sale of this business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are $3,130 and $3,741 as of December 31, 2007 and 2006, respectively. These amounts are primarily related to estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

indemnification liabilities associated with the discontinued globalization business. The results of the discontinued globalization business (until its sale in September 2005) for the year ended December 31, 2005 were as follows:

Year Ended
December 31,
2005

Revenue	$163,350

Loss from discontinued operations before income taxes	$(10,749)

In November 2004, the Company sold its document outsourcing business, Bowne Business Solutions Inc., as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2006. The Company recorded various liabilities related to the sale of the discontinued business in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets. The amounts included in accrued expenses and other obligations are $548 and $1,344 as of December 31, 2007 and 2006, respectively. These amounts are primarily related to estimated indemnification liabilities associated with the discontinued outsourcing business.

Note 4 —	Cash and Cash Equivalents

Cash equivalents of $17,498 and $10,153 at December 31, 2007 and 2006, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 —	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities at December 31, 2007 and 2006 consist primarily of short-term securities including auction rate securities of approximately $38.7 million and $42.5 million, respectively. These securities are fixed income municipal debt obligations issued with a variable interest rate that is reset every 7, 28, or 35 days via a Dutch auction. All income generated from our current investments is recorded as interest income.

The Company has investments in auction rate securities of $38.7 million as of December 31, 2007 and subsequently has liquidated approximately $26.5 million of those securities at par and received all of its principal. Additionally, the Company’s investments in auction rate securities subsequent to December 31, 2007 have repriced at least one time. As of February 29, 2008, our investments in auction rate securities were $12.2 million. These investments are insured against loss of principal and interest. In addition, the underlying securities or the monoline insurers have credit ratings of A-AAA, as rated by Standard and Poor’s.

Note 6 —	Inventories

Inventories consist of the following:

	December 31,
	2007	2006

Raw materials	$11,641	$6,185
Work-in-process	17,148	19,406

	$28,789	$25,591

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 7 —	Goodwill and Intangible Assets

Under the provisions of SFAS 142, goodwill is to be tested for impairment at least annually at the reporting unit level. To accomplish this, the Company determined the fair value of each reporting unit based on discounted expected cash flows and compared it to the carrying amount of the reporting unit at the balance sheet date. During the fourth quarter of 2007, the Company recorded an impairment charge of $2,100 related to the goodwill of its JFS business. The Company also recorded an impairment charge of $13,334 related to the discontinued DecisionQuest business during the second quarter of 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

		Marketing
	Financial	& Business
	Communications	Communications	Total

Balance at January 1, 2006	$16,686	$2,615	$19,301
Goodwill associated with the MBC acquisition	—	11,132	11,132
Goodwill associated with the PLUM acquisition	2,784	—	2,784
Foreign currency translation adjustment	(86)	—	(86)

Balance at December 31, 2006	$19,384	$13,747	$33,131
Goodwill associated with the St Ives Financial acquisition	4,177	—	4,177
Goodwill impairment related to JFS business	(2,100)	—	(2,100)
Foreign currency translation adjustment	627	—	627

Balance at December 31, 2007	$22,088	$13,747	$35,835

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer relationships	$11,794	$2,190	$5,021	$548
Covenants not-to-compete	25	13	25	4

	$11,819	$2,203	$5,046	$552

The increase in customer relationships compared to December 31, 2006 is due to the allocation of the purchase price related to the acquisition of St Ives Financial as described in more detail in Note 2 to the Consolidated Financial Statements.

Amortization expense related to identifiable intangible assets was $1,638 for the year ended December 31, 2007. There was amortization expense of $534 for the year ended December 31, 2006 and no amortization expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

for 2005. Estimated annual amortization expense for the years ended December 31, 2008 through December 31, 2012 is shown below:

2008	$1,684
2009	$1,684
2010	$1,677
2011	$1,675
2012	$1,675

Note 8 —	Gain on Sale of Assets

In November 2007, the Company sold its share of an equity investment for total proceeds of approximately $11,361. The Company received $10,817 in 2007 and the remaining balance of $544, approximately five percent of the total consideration to be received, was placed in escrow until November 2008. The Company recognized a gain on the sale of $9,210 during the fourth quarter of 2007.

Note 9 —	Accrued Restructuring, Integration and Asset Impairment Charges

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

During 2006, the Company continued to implement further cost reductions. Restructuring charges included: (i) asset impairment charges related to the consolidation of MBC facilities, (ii) severance and integration costs related to the integration of Vestcom’s Marketing and Business Communications division into Bowne’s MBC business, (iii) additional workforce reductions at certain financial communications locations and certain corporate management and administrative functions, and (iv) costs related to the closure of a portion of the Company’s financial communications facility in Washington D.C. These actions resulted in restructuring and integration costs totaling $14,159 for the year ended December 31, 2006.

In June 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease (the “Lease”) dated as of February 24, 2005 with New Water Street Corp. (“Landlord”) for its office facilities at 55 Water Street, New York, New York. Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet (the “Terminated Space”). In consideration of entering into the Lease Amendment, the Company made a payment to the Landlord of $2.0 million. In conjunction with the Lease Amendment, the Company entered into an agreement with the successor tenant of the Landlord for the Terminated Space. In consideration of entering into the agreement, the successor tenant paid the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Company $0.8 million to vacate the Terminated Space and for limited rights to use certain of the Company’s conference room facilities, which will be charged at the Company’s standard rates in effect from time to time. The Company incurred restructuring and non-cash asset impairment charges of approximately $6.0 million as a result of entering into the Lease Amendment. These charges consist of non-cash asset impairments of approximately $3.3 million primarily related to the write-off of leasehold improvements associated with the Terminated Space, exit costs of approximately $1.5 million primarily consisting of broker fees associated with the Lease Amendment, and the $2.0 million payment to the Landlord reduced by the $0.8 million received from the successor tenant.

In August 2007, the Company announced a plan to integrate its manufacturing capabilities. The first major step in the execution of the plan was the consolidation of its Milwaukee, Wisconsin digital print facility with the Company’s existing print facility in South Bend, Indiana, making it the Company’s first fully integrated manufacturing facility, with digital and offset print capabilities. During the year ended December 31, 2007, the Company recorded approximately $2.2 million of restructuring expenses related to this consolidation. These costs primarily consist of severance and personnel-related costs associated with the reduction of the workforce at its Milwaukee facility. The closure of the Milwaukee facility was substantially completed during the fourth quarter of 2007.

In addition to the charges described above, restructuring, integration and asset impairment charges for the year ended December 31, 2007 also included: (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional company-wide workforce reductions, (iii) facility exit costs and an asset impairment charge related to the consolidation of the Company’s financial communications facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, (iv) facility exit costs and impairment charges related to the Financial Communications and MBC segments, and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. These actions resulted in restructuring, integration and asset impairment costs totaling $17,001 for the year ended December 31, 2007.

The following information summarizes the costs incurred with respect to restructuring, integration, and asset impairment activities during 2007:

	Severance
	and
	Personnel-	Occupancy		Asset
	Related Costs	Costs	Other	Impairments	Total

Financial Communications	$2,656	$3,324	$1,103	$6,372	$13,455
Marketing & Business Communications	2,015	224	860	—	3,099
Corporate/Other	15	—	216	216	447

Total	$4,686	$3,548	$2,179	$6,588	$17,001

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since January 1, 2005, including additions and payments made, are summarized below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at January 1, 2005	$1,109	$4,881	$27	$6,017
2005 expenses	5,675	1,212	—	6,887
Paid in 2005	(2,761)	(1,321)	(27)	(4,109)

Balance at December 31, 2005	4,023	4,772	—	8,795
2006 expenses	3,660	2,805	5,144	11,609
Paid in 2006	(6,032)	(5,372)	(4,934)	(16,338)

Balance at December 31, 2006	1,651	2,205	210	4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	$1,682	$1,329	$—	$3,011

The majority of the remaining accrued severance and personnel-related costs will be paid in 2008.

As discussed in more detail in Note 2 to the Consolidated Financial Statements, the Company also accrued estimated severance and lease termination costs related to the acquisitions of Alliance Data Mail Services and St Ives Financial. In accordance with EITF 95-03, these amounts are included in the purchase price allocations related to these acquisitions.

Note 10 —	Income Taxes

The provision (benefit) for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Current:
U.S. federal	$(2,557)	$4,364	$6,697
Foreign	5,535	4,863	584
State and local	1,386	2,058	480

	$4,364	$11,285	$7,761

Deferred:
U.S. federal	$3,492	$(988)	$(4,454)
Foreign	1,044	126	2,034
State and local	102	377	(840)

	$4,638	$(485)	$(3,260)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The provision (benefit) for income taxes is allocated as follows:

	Years Ended December 31,
	2007	2006	2005

Continuing operations	$9,002	$10,800	$4,501
Discontinued operations	7	(6,145)	9,873

	$9,009	$4,655	$14,374

Domestic (United States) and international components of income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2007	2006	2005

Domestic (United States)	$21,962	$8,929	$39
International	14,367	14,107	4,612

Total income from continuing operations before taxes	$36,329	$23,036	$4,651

Income taxes paid (net of refunds) during the years ended December 31, 2007, 2006 and 2005 were as follows:

	Years Ended December 31,
	2007	2006	2005

Continuing operations	$4,277	$12,396	$9,097
Discontinued operations	211	1,082	1,528

	$4,488	$13,478	$10,625

The following table reconciles income tax expense (benefit) based upon the U.S. federal statutory tax rate to the Company’s actual income tax expense (benefit) attributable to continuing operations:

	Years Ended December 31,
	2007	2006	2005

Income tax expense based upon U.S. statutory tax rate	$12,715	$8,063	$1,628
State income tax expense (benefit), net of federal benefit	968	1,006	(265)
Effect of foreign taxes	(1,115)	(1,195)	776
Permanent differences, primarily non-deductible meals and entertainment expenses	3,168	2,276	1,904
Refunds	(3,595)	—	—
Recognition of previously unrecognized tax benefits	(2,341)	—	—
Other, net	(798)	650	458

Total income tax expense attributable to continuing operations	$9,002	$10,800	$4,501

Income tax expense for the year ended December 31, 2007 includes income tax benefits of approximately $6,681 related to the completion of the audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax assets will not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets primarily relating to certain foreign net operating losses and foreign capital losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2007, the valuation allowance decreased by $275. The change in the valuation allowance relates primarily to the uncertainty in the realization of foreign net operating and capital losses. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more-likely-than-not that the Company will realize the benefits of its net deferred tax assets.

The Company has not recognized deferred U.S. income taxes on approximately $42.6 million of undistributed earnings of its international subsidiaries since such earnings are deemed to be reinvested indefinitely. If the earnings were distributed and repatriated in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred taxes is not practicable.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Operating loss carry-forwards	$4,838	$4,642
Deferred compensation and benefits	23,205	28,750
Allowance for doubtful accounts	1,111	1,916
Property, plant and equipment	—	1,919
Tax credits	966	4,180
Accrued expenses	8,295	9,712
Other, net	3,641	3,322

Gross deferred tax assets	42,056	54,441

Deferred tax liabilities:
Lease obligations	—	(2,306)
Property, plant and equipment	(1,408)	—
Intangible assets	(2,748)	(725)

Gross deferred tax liabilities	(4,156)	(3,031)

Deferred tax asset valuation allowance	(1,946)	(2,221)

Net deferred tax asset	$35,954	$49,189

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2007	2006

Current deferred tax asset included in other current assets	$11,048	$11,759
Noncurrent deferred tax asset	24,906	37,430

	$35,954	$49,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The Company has, as of December 31, 2007, approximately $12.1 million of foreign net operating losses, some of which do not expire, and none of which are estimated to expire before 2008.

Included in accrued expenses and other obligations is approximately $5.7 million and $9.3 million of current taxes payable at December 31, 2007 and 2006, respectively.

In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 requires that the Company recognizes income tax benefits arising from uncertain tax positions in its financial statements based on a more-likely-than-not recognition threshold as of the date of adoption. As a result of adopting FIN 48 the Company recognized a $590 decrease to its unrecognized tax benefits, which was reflected as an adjustment to retained earnings as of January 1, 2007.

The total amount of unrecognized tax benefits included in the Consolidated Balance Sheet as of the date of adoption was $11,281, including estimated interest and penalties of $1,520. Any prospective adjustments to these unrecognized tax benefits are recorded as a change to the Company’s provision for income taxes and would impact our effective tax rate. The total amount of unrecognized tax benefits as of December 31, 2007 is $9,283, including estimated interest and penalties of $1,550. The recognition of this amount would impact our effective tax rate. The recognition of previously unrecognized tax benefits since the date of adoption primarily reflects settlements of world-wide income tax audits as well as the lapse of applicable statutes of limitations, and is included in the Company’s tax provision for the year ended December 31, 2007. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision. A reconciliation of the beginning and ending gross amount of the Company’s unrecognized tax benefits is as follows:

Unrecognized
Tax Benefits

Balance at January 1, 2007	$10,369
Additions based on tax positions related to the current year	346
Additions for tax positions of prior years	668
Reductions for tax positions of prior years	(2,257)
Settlements	(570)
Statutes of limitation expirations	(58)

8,498
Interest, penalties and net state tax benefit	785

Balance at December 31, 2007	$9,283

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 have been completed in 2007. During the first quarter of 2007, the Company was notified that its 2005 U.S. federal income tax return will also be audited. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times. Our affiliates in foreign jurisdictions do not have any active income tax audits in process as of December 31, 2007.

The Company believes that it is reasonably possible that up to approximately $4.6 million of its currently unrecognized tax benefits may be recognized by the end of 2008.

Note 11 —	Debt

The components of debt at December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006

Convertible subordinated debentures	$75,000	$75,000
Other	2,758	2,509

	$77,758	$77,509

In May 2005, the Company entered into a $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The facility fees can range from an annual rate of 20 basis points to 37.5 basis points of the Facility amount, depending on the Company’s Leverage Ratio. The Facility expires in May 2010. The Company had all $150 million of borrowings available under this revolving credit facility as of December 31, 2007.

The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial covenants as of December 31, 2007. The Company is not subject to any financial covenants under the convertible subordinated debentures.

In September 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“debentures”) due October 1, 2033. The debentures are convertible, at the holders’ option under certain circumstances, into 4,058,445 shares of the Company’s common stock, equivalent to a conversion price of $18.48 per share and subject to adjustment in certain circumstances, which are: (i) the sale price of the Company’s common stock reaches specified thresholds, (ii) the trading price of a debenture falls below a specified threshold, (iii) specified credit rating events with respect to the debentures occur, (iv) the Company calls the debentures for redemption, or (v) specified corporate transactions occur. The proceeds from this private placement were used to pay down a portion of the Company’s revolving credit facility and were used to repurchase a portion of the Company’s senior notes during 2003. Interest is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. The Company may redeem any portion of the debentures in cash on or after October 1, 2008 at a redemption price equal to 100% of the principal amount to be redeemed plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. In addition, each holder of the debentures may require the Company to repurchase all or any portion of that holder’s debentures on each of October 1, 2008, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the debentures, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

redemption date. The Company would be required to pay cash for any debentures repurchased on October 1, 2008. The Company would have the option of paying for any debentures repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. As a result of the redemption/repurchase features in October 2008, this debt is classified as current debt as of December 31, 2007, compared to a long-term debt classification as of December 31, 2006. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which is currently being amortized to interest expense through October 1, 2008 (the earliest date at which the debentures may be redeemed or be required to be repurchased by the Company).

The Company also has various capital lease obligations which are also included in long-term debt. Aggregate annual principal payments of the capital lease obligations for the next five years are: $923 in 2008, $734 in 2009, $556 in 2010, $318 in 2011 and $227 in 2012. In December 2007, the Company entered into a capital lease obligation for equipment with a fair market value of $1,098. The annual principal payments related to this lease are included in the amounts above.

Interest paid from continuing operations was $4,733, $4,513 and $4,255 for the years ended December 31, 2007, 2006 and 2005, respectively, and interest paid from discontinued operations was $3 and $57 for the years ended December 31, 2006 and 2005, respectively. There was no interest paid from discontinued operations in 2007.

Note 12 —	Employee Benefit Plans

Pension Plans

The Company sponsors a defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. In September 2007, the Company amended the Plan to change to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits were frozen effective December 31, 2007 and no further benefits will be accrued under the former benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants’ accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the ERISA minimum funding requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. In addition, employees covered by union agreements (less than 1% of total Company employees as of December 31, 2007) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

As a result of the amendment to the Plan, the Company was required to measure the Plan’s funded status and recalculate the benefit obligations as of September 30, 2007. The amendment to the Plan resulted in a reduction to the projected benefit obligations of approximately $22,848, a reduction of deferred income tax assets of $8,797 and a reduction of the net charge to accumulated other comprehensive income (loss) in stockholders’ equity of $14,051 during the third quarter of 2007. In accordance with SFAS 158, the Company was required to measure the Plan’s funded status and recalculate the benefit obligations as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, is as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Benefit Obligation	2007	2006	2007	2006

Projected benefit obligation at beginning of year	$137,295	$127,044	$17,433	$23,048
Service cost	5,897	6,628	344	310
Interest cost	7,846	7,533	1,123	1,150
Amendments	(23,100)	724	677	(350)
Actuarial loss	1,623	2,898	4,913	1,352
Benefits paid	(6,648)	(7,532)	(3,201)	(8,077)

Projected benefit obligation at end of year	$122,913	$137,295	$21,289	$17,433

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Plan Assets	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$114,164	$96,955	$—	$—
Actual return on plan assets	9,254	14,541	—	—
Employer contributions prior to measurement date	3,300	10,200	3,201	8,077
Benefits paid	(6,648)	(7,532)	(3,201)	(8,077)

Fair value of plan assets at end of year	120,070	114,164	—	—

Unfunded status	$(2,843)	$(23,131)	$(21,289)	$(17,433)

The accumulated benefit obligations for the Company’s defined benefit pension plan and SERP, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006

Accumulated benefit obligation	$122,913	$111,704	$16,896	$15,274

Amounts recognized in the balance sheet consist of :

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006

Current liabilities	$—	$—	$(2,372)	$(3,200)
Noncurrent liabilities	(2,843)	(23,131)	(18,917)	(14,233)

Net amount recognized	$(2,843)	$(23,131)	$(21,289)	$(17,433)

The amount of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Amounts recognized in accumulated other comprehensive income as of December 31, 2007 are as follows:

	Pension
	Plan	SERP

Net actuarial loss	$19,387	$12,600
Prior service (credit) cost	(19,922)	2,399
Unrecognized net initial asset	(595)	—

Total (before tax effects)	$(1,130)	$14,999

Total net of tax effects	$(686)	$9,107

The net amount included in accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2007 and 2006, was $8,421 which is net of a tax benefit of $5,448, and $19,505 which is net of a tax benefit of $12,384, respectively. The net charge included in accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2006 included $15,494, net of a tax benefit of $9,839, related to the adoption of SFAS 158 which occurred in the fourth quarter of 2006.

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) are as follows:

	Pension Plan		SERP
	December 31,		December 31,
	2007	2006	2007	2006

Discount rate	6.00%	6.00%	6.00%	6.00%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%

The components of the net periodic benefit cost are as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005

Service cost	$5,897	$6,628	$6,361	$344	$310	$418
Interest cost	7,846	7,533	6,792	1,123	1,150	1,429
Expected return on plan assets	(9,570)	(8,158)	(7,315)	—	—	—
Recognized net initial (asset) obligation	(321)	(321)	(321)	31	101	101
Recognized prior service (credit) cost	(126)	318	318	1,468	1,541	1,541
Recognized actuarial loss	368	1,482	508	1,029	884	873

Net periodic benefit cost	4,094	7,482	6,343	3,995	3,986	4,362
Union plans	312	337	358	—	—	—
Other retirement plans	1,943	1,675	1,458	—	—	—

Total cost	$6,349	$9,494	$8,159	$3,995	$3,986	$4,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ending December 31, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net actuarial loss (gain)	$1,939	$(3,486)	$4,913	$1,352
Recognized actuarial gain	(368)	(1,482)	(1,029)	(884)
Prior service (credit) cost	(23,100)	724	677	(350)
Recognized prior service credit (cost)	126	(318)	(1,468)	(1,541)
Recognized net initial asset (obligation)	321	—	(31)	—

Total recognized in other comprehensive income (before tax effects)	$(21,082)	$(4,562)	$3,062	$(1,423)

Total recognized in other comprehensive income, net of tax effects	$(12,967)	$(2,783)	$1,883	$(868)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(16,988)	$2,920	$7,057	$2,563

Total recognized in net benefit cost and other comprehensive income, net of tax effects	$(10,448)	$1,781	$4,340	$1,563

During 2007, the total unrecognized net loss for the defined benefit pension plan increased by $1.6 million. The variance between the actual and expected return on plan assets during 2007 increased the total unrecognized net loss by $0.3 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2007, the average expected future working lifetime of active plan participants was 11.38 years. Actual results for 2008 will depend on the 2008 actuarial valuation of the plan.

During 2007, the SERP’s total unrecognized net loss increased by $3.9 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2007 the average expected future working lifetime of active plan participants was 8.59 years. Actual results for 2008 will depend on the 2008 actuarial valuation of the plan.

Amounts expected to be recognized in the net periodic benefit cost in 2008 are as follows:

	Pension
	Plan	SERP

Loss recognition	$624	$1,219
Prior service (credit) cost recognition	(1,649)	917
Net initial (asset) recognition	(321)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost as of December 31 were as follows:

	Pension Plan			SERP
	Years Ended			Years Ended
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.75%	6.00%	6.25%	5.75%	6.00%
Expected asset return	8.50%	8.50%	8.50%	N/A	N/A	N/A
Salary scale	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average future working lifetime (in years)	11.38	11.57	11.62	8.59	7.00	6.75

The change in the unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2007 the unrecognized net loss increased by 1.1% for the defined benefit pension plan and 22.3% for the SERP as compared to the projected benefit obligation as of December 31, 2006. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the compensation increase rates, rates of employee termination, and rates of participant mortality.

The discount rate was determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 0.25% increase/(decrease) in the discount rate for the defined benefit pension plan would have (decreased)/increased the net periodic benefit cost for 2007 by $0.4 million and (decreased)/increased the year-end projected benefit obligation by $3.5 million. In addition, a 0.25% increase/(decrease) in the discount rate for the SERP would have (decreased)/increased the year-end projected benefit obligation by $0.3 million. This hypothetical increase/(decrease) in the discount rate would not have a material effect on the net periodic benefit cost for the SERP in 2007.

The expected rate of return on plan assets for the defined benefit pension plan was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 0.25% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net periodic benefit cost for 2007 by $0.3 million. Since the SERP is not funded, an increase/(decrease) in the expected rate of return assumption would have no impact on the net periodic benefit cost for 2007.

The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2007, 2006, and 2005 were as follows:

	December 31,
Asset Category	2007	2006	2005

Equity securities	79%	80%	80%
Fixed income securities	18	19	19
Other	3	1	1

Total	100%	100%	100%

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

In selecting equities for all funds, including convertible and preferred securities, futures and covered options, traded on a U.S. stock exchange or otherwise available as ADRs (American Depository Receipts), the Company expects its investment managers to give emphasis to high-quality companies with proven management styles and records of growth, as well as sound financial structure. Domestic equity managers may invest in foreign securities in the form of ADRs; however, unless the Company approves, the manager may not exceed 20% of the equity market value of the account. Security selection and diversification is the sole responsibility of the portfolio manager, subject to: (i) a maximum 6% commitment of the total equity market value for an individual security, (ii) for funds benchmarked by the Russell 1000 or S&P 500 indexes, 30% for a particular economic sector, utilizing the 15 S&P 500 economic sectors, and (iii) for funds benchmarked by the Russell 2000 index, a 40% maximum in any Russell 2000 Index major sector and no more than two times (2X) the weight of any major Russell 2000 Index industry weight.

Fixed income securities are limited to U.S. Treasury issues, Government Agencies, Mortgages or Corporate Bonds with ratings of Baa or BBB or better as rated by Moody’s or Standard and Poor’s, respectively. Securities falling below investment grade after purchase are carefully scrutinized to see if they should be sold. Investments are typically in publicly held companies. The duration of fixed income in the aggregate is targeted to be equal to that of the broad, domestic fixed income market (such as the Lehman Brothers Aggregate Bond Index), plus or minus 3 years. In a rising interest rate environment, the Company may designate a portion of the fixed income assets to be held in shorter-duration instruments to reduce the risk of loss of principal.

The Company targets the plan’s asset allocation within the following ranges within each asset class:

Asset Classes	Ranges

Equities	65-85%
Domestic	55-75%
Large Cap Core	28-38%
Large Cap Value	15-25%
Small Cap	10-20%
International	5-15%
Fixed Income	15-35%
Alternatives	5-15%

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

Year	Pension Plan	SERP

2008	$4,599	$2,442
2009	3,498	1,944
2010	6,314	930
2011	4,397	1,441
2012	7,907	2,934
2013 - 2017	40,410	12,672

The Company is not required to make any contributions to its defined benefit pension plan in 2008. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Other Postretirement Benefit Plan

During the third quarter of 2007, the Company identified an unfunded postretirement benefit plan (“OPEB”) offered to substantially all of the non-union full-time employees in Canada. The costs for these benefits were not accounted for under Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), but were instead expensed as incurred based on the premiums paid on behalf of retirees receiving benefits under the plan. The Company has determined that the previously unrecorded accumulated benefit obligation and the incremental expense associated with this benefit plan were not material to the Company’s previously issued financial statements.

In order to reflect the cost of the OPEB plan in accordance with SFAS 106, the Company recorded an immaterial adjustment to its balance sheet as of December 31, 2006 to reflect an increase of $2,355 in its non-current deferred employee compensation related to this plan. The adjustment also resulted in an increase in non-current deferred tax assets of $842, a decrease in retained earnings of $1,310, and an increase in comprehensive loss in stockholders’ equity of $203. In addition, the Company recorded a pre-tax expense of $478 ($275 net of tax) during the third quarter of 2007, which represents the amount of expense that had not previously been recognized in 2005, 2006 and 2007 related to the OPEB plan. The OPEB plan was amended in November 2007 and as such was closed to primarily all employees except for employees currently receiving benefits under this plan or for those employees that meet specific eligibility requirements. As a result of this amendment the benefit obligation related to the OPEB plan was reduced to $1,360 and the Company recognized a curtailment gain of $1,704 during the fourth quarter of 2007.

Included in the Consolidated Balance Sheet as of December 31, 2007 and 2006 are $1,378 and $2,355, respectively, which represents the benefit obligations associated with the OPEB. The net (credit) cost for the OPEB included in the Consolidated Statement of Operations for the years ended December 31, 2007, 2006 and 2005 amounted to ($1,087), $71 and $62, respectively. As previously discussed, the credit reflected in the Statement of Operations for 2007 related to the OPEB includes a curtailment gain of $1,704 and the recognition of prior-year expenses of approximately $351, in order to comply with the provisions of SFAS 106.

The amounts recognized in the balance sheet consist of:

	December 31,
	2007	2006

Current liabilities	$(62)	$—
Noncurrent liabilities	(1,316)	(2,355)

Net amount	$(1,378)	$(2,355)

As of December 31, 2007 and 2006, the net charge to accumulated other comprehensive income (loss) in stockholders’ equity related to the OPEB was $24 (net of taxes of $13) and $163 (net of a taxes of $81), respectively.

The components of the net periodic postretirement benefit cost related to the OPEB would have been as follows if the OPEB was accounted for in compliance with SFAS 106 for all periods presented:

	Years Ended December 31,
	2007	2006	2005

Service cost	$131	$140	$108
Interest cost	135	129	110

Net periodic cost of defined benefit plans	$266	$269	$218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The change in the projected benefit obligation and funded status of the OPEB plan would have been as follows if the OPEB Plan was accounted for in compliance with SFAS 106 in 2006:

	December 31,
Change in Benefit Obligation	2007	2006

Projected benefit obligation at beginning of year	$2,742	$2,532
Service cost	131	140
Interest cost	135	129
Prior service cost	(1,706)	—
Actuarial gain	(232)	—
Benefits paid	(57)	(49)
Foreign currency	365	(10)

Projected benefit obligation at end of period	$1,378	$2,742

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 5.5% in 2007 and 5.0% in 2006. The net periodic benefit cost was determined using a weighted average discount rate of 5.0% for 2007 and 2006 and 5.5% for 2005.

The health care cost trend rates are anticipated to increase by 13.0% in 2008 for benefit coverage under the OPEB. The increase is expected to gradually decline by 0.5% thereafter. The health care cost trend rate assumptions could impact the amounts reported. A 1.0% increase/(decrease) in the health care cost trend rate in 2007 would increase/(decrease) the year-end projected benefit obligation by approximately $306 and ($236), respectively. This hypothetical increase/(decrease) in the health care cost trend rates would not have a material effect on the net periodic benefit cost for the OPEB in 2007.

The Company expects the following benefit payments to be paid out of the plan for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31 and include estimated future employee service. Payments for the OPEB plan are made by the Company.

Year

2008	$60
2009	67
2010	72
2011	75
2012	81
2013 - 2017	548

Defined Contribution Plans

The Company has a 401(k) Savings Plan (the “401(k)”) which substantially all of the Company’s domestic eligible non-union employees can participate in. The 401(k) is subject to the provisions of the ERISA Act of 1974. The Company matches 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k). Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $5,680, $5,658 and $5,318 for the years ended December 31, 2007, 2006 and 2005, respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 56,800, 34,500, and 53,600 shares of the common stock of the Company during 2007, 2006 and 2005, respectively. The 401(k) held 687,113, 822,065 and 1,000,565 shares of the Company’s common stock at December 31, 2007, 2006 and 2005, respectively. The shares held by the 401(k) are considered outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

in computing the Company’s basic earnings per share and dividends paid to the 401(k) are charged to retained earnings. The Company’s foreign subsidiaries contribute to various defined contribution plans. The costs related to these plans are classified as other in the net periodic benefit cost disclosure for the Company’s pension plan.

Health Plan

The Company maintains a voluntary employee benefit health and welfare plan (the “Plan”) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2007 and 2006, accrued expenses for Plan participants’ incurred but not reported claims were $2,137 and $2,300, respectively. Plan expenses were $18,207, $16,963 and $12,947 for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 13 —	Deferred Employee Compensation

Liabilities for deferred employee compensation consists of the following:

	December 31,
	2007	2006

Pension and other retirement costs, long-term	$4,159	$25,486
Supplemental retirement, long-term	19,192	14,387
Deferred compensation and other long-term benefits	13,457	12,636

	$36,808	$52,509

Note 14 —	Other Income (Expense)

The components of other income (expense) are summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Interest income	$2,775	$3,673	$2,112
Foreign currency losses	(1,526)	(27)	(196)
Other expense	(122)	(306)	(379)

Total other income	$1,127	$3,340	$1,537

Note 15 —	Commitments and Contingencies

Lease commitments

The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2026. Many of the leases provide for payment of certain expenses and contain renewal and purchase options. The Company also has equipment financed under capital leases which are described more fully in Note 11.

Rent expense relating to premises and equipment amounted to $34,031, $37,407 and $25,330 for the years ended December 31, 2007, 2006 and 2005, respectively. Also included in these figures is rent expense from short-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements are summarized as follows:

2008	$34,410
2009	27,846
2010	20,952
2011	17,258
2012	13,921
2013 - 2026	93,153

Total	$207,540

In May 2007, the Company’s synthetic lease for printing equipment in the United States matured. At the end of the facility term, the Company had the option of purchasing the equipment for the estimated residual value of $6.3 million. The Company exercised its option to purchase the equipment by refinancing $4.9 million through a four-year operating lease and purchasing the remaining equipment for $1.4 million outright. The future minimum operating lease payments associated with the refinanced equipment are included in the minimum annual commitments under non-cancelable leases and other operating arrangements that are summarized above.

In June 2007, the Company entered into a modification (the “Lease Amendment”) of its existing lease dated as of February 24, 2005 with New Water Street Corp. for its office facilities at 55 Water Street, New York, New York as described more fully in Note 9. Pursuant to the Lease Amendment, which became effective on signing, the leased space under the Lease was reduced by approximately 61,000 square feet. As a result of this transaction, the Company’s future operating lease commitments were reduced by approximately $39.0 million, which represents the reduction in the future minimum rent payments over the remaining life of the lease (through May 2026).

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $10.1 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments

The Company has entered into service agreements with vendors to outsource certain services. The terms of the agreements run through 2011, with minimum annual purchase commitments of $11,500 in 2008, $12,000 in 2009, $7,500 in 2010 and $8,000 in 2011.

Contingencies

The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 16 —	Stockholders’ Equity

The Company has a Stockholder Rights Plan that grants each stockholder a right to purchase 1/1000th of a share of Preferred Stock for each share of common stock owned when certain events occur. These certain events involve the acquisition, tender offer or exchange of 20% or more of the common stock by a person or group of persons, without the approval of the Company’s Board of Directors. Prior to the event, the Rights will be linked to the underlying shares of the common stock and may not be transferred by themselves.

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

During the fourth quarter of 2004, the Company’s Board of Directors also authorized an ongoing stock repurchase program to repurchase up to $35 million of the Company’s common stock. In December 2005, the program was revised to permit the repurchase of an additional $75 million in shares of the Company’s common stock from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements and other factors. During 2005, the Company repurchased approximately 2.4 million shares of its common stock under this plan for approximately $34.0 million at an average price of $14.12 per share.

During the second quarter of 2006, the Company’s Board of Directors authorized an increase of $45 million to the Company’s existing stock repurchase program described above. In June 2006, the Company entered into a 10b5-1 trading plan with a broker for the repurchase of up to $50 million of its common stock. Repurchases were able to be made from time to time in both privately negotiated and open market transactions during a period of up to two years, subject to management’s evaluation of market conditions, terms of private transactions, applicable legal requirements, and other factors. In November 2006, the 10b5-1 trading plan was amended to authorize the broker to repurchase up to an additional $15 million of the Company’s common stock. During 2006, the Company repurchased approximately 4.7 million shares of its common stock under this plan for approximately $68.6 million at an average price of $14.60 per share. The program was completed in December 2007.

For the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). Since inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company has effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million.

Note 17 — Stock Option Plans

The Company has the following stock incentive plans: a 1997 Plan, a 1999 Plan (which was amended in May 2006), and a 2000 Plan. All except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval.

The 1999 Incentive Compensation Plan was amended in 2006. As a result of the amendment, the shares reserved for equity awards under the 1999 Amended Plan were increased by 3,000,000 shares to 7,827,500 shares. The previous amount of shares reserved for equity awards under the 1999 Plan was 4,827,500 shares, which included the transfer of 409,550 shares remaining under the Company’s 1992 Plan and 996,550 shares remaining under the 1997 Plan (that either had not previously been issued or were not subject to outstanding awards) that were transferred to the 1999 Plan in December 2004. The 1999 Amended Plan also eliminated the 300,000 limit on the number of shares reserved under the Plan for the issuance of awards other than stock options and stock appreciation rights (“SARs”). According to the 1999 Amended Plan the grant of equity awards will be counted against the new reserve under a “fungible pool” approach, under which grants of stock options continue to count as one share, and the issuance of a share of stock pursuant to the grant of an award other than an option or SAR will count as 2.25 shares. The Company’s 1992 and 1997 Stock Option Plans provided for the granting of options to purchase 1,290,450 and 732,050 shares, respectively, to officers and key employees at a price not less than the fair market value on the date each option is granted. The 1992 Plan expired in 2001 and the 1997 Plan expired in 2007, except as to options currently outstanding. The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to officers, key employees, non-employee directors, and others who provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

substantial services to the Company, also at a price not less than the fair market value on the date each option is granted. Of these 3,000,000 shares reserved under the 2000 Plan, 300,000 may be issued as awards other than options and SARs.

The 1999 Amended Plan permits grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years depending on the date of grant. The 1999 Amended Plan permits the issuances of SARS, limited stock appreciation rights (“LSARs”), restricted stock, restricted stock units, deferred stock units, and stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, deferred stock, and stock granted as a bonus, dividend equivalent, other stock-based award or performance award. SARs and LSARs may be paid in shares, cash or combinations thereof. The Compensation and Management Development Committee of the Board (the “Committee”) governs most of the parameters of the 1999 and 2000 Plans including grant dates, expiration dates, and other awards.

The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units, and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans as of December 31, 2007:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plans approved by shareholders:
Stock options	1,873,605	$14.30
Restricted stock and deferred stock units	231,079	(a	)
Restricted stock units(1)	938,000	(a	)
Plan not approved by shareholders:
Stock options	488,625	$12.27
Deferred stock units	444,123	(a	)

Total	3,975,432

(1)	The restricted stock units to be issued upon conversion reflect the accelerated payout of the awards at the 200% performance level, which is expected to occur in March 2008.

(a)	Not applicable

There were no SARs or LSARs outstanding as of December 31, 2007.

The number of securities remaining available for future issuance as of December 31, 2007 is as follows:

Plans approved by shareholders	1,121,435
Plan not approved by shareholders	184,754

Total	1,306,189

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The number of securities remaining available for future issuance as of December 31, 2007 reflect the expected payment of the restricted stock units at the accelerated payout of the awards at the 200% performance level, which is expected to occur in March 2008.

The details of the stock option activity for the year ended December 31, 2007 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2007	3,285,920	$13.95
Granted	47,275	$16.77
Exercised	(856,665)	$13.67
Cancellations/Forfeitures	(114,300)	$18.55

Outstanding as of December 31, 2007	2,362,230	$13.88	$8,953
Exercisable as of December 31, 2007	1,852,955	$13.48	$7,798

The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 were $4,253, $2,587 and $2,701, respectively. The amount of cash received from the exercise of stock options was $11,714, $12,533 and $9,868 for the years ended December 31, 2007, 2006 and 2005, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $66 and $157 for the years ended December 31, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1,626, $999 and $1,075 for the years ended December 31, 2007, 2006 and 2005, respectively. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $667 and $184 for the years ended December 31, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding and exercisable stock option awards as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	195,614	3 years	$9.36	195,614	$9.36
$10.32 - $11.99	163,782	3 years	$10.61	163,782	$10.61
$12.00 - $14.00	948,244	3 years	$13.28	911,244	$13.26
$14.01 - $15.77	909,670	6 years	$15.23	462,961	$15.14
$15.78 - $22.50	144,920	3 years	$19.15	119,354	$19.46

	2,362,230	4 years	$13.88	1,852,955	$13.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table summarizes information about nonvested stock option awards as of December 31, 2007:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2007	682,500	$4.97
Granted	47,275	$4.92
Vested	(214,500)	$4.92
Forfeited	(6,000)	$4.61

Nonvested stock options as of December 31, 2007	509,275	$4.99

Total compensation expense recognized related to stock options that vested during the years ended December 31, 2007 and 2006 amounted to $536 and $523, respectively.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. At December 31, 2007 and 2006, the amounts included in stockholders’ equity for these units were $5,199 and $5,196, respectively. At December 31, 2007 and 2006, there were 471,340 and 481,216 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the Plan have elected to be paid in deferred stock equivalents amounted to $2,221 and $2,341 at December 31, 2007 and 2006, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At December 31, 2007 and 2006, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. At December 31, 2007 and 2006, there were 179,862 and 191,085 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $1,019, $1,012 and $1,336 for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Stock Awards

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock awards during 2006 and 2005. The shares have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the restricted shares is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

A summary of the restricted stock activity for 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested restricted stock as of January 1, 2007	44,669	$15.09
Granted	—	—
Vested	(20,669)	$14.94
Forfeited	—	—

Nonvested restricted stock as of December 31, 2007	24,000	$15.22

Compensation expense related to restricted stock awards amounted to $410, $1,064 and $456 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 unrecognized compensation expense related to restricted stock grants amounted to $224, which will be recognized over a weighted-average period of 1.2 years.

Long-Term Equity Incentive Plan and Restricted Stock Units

The Company’s Board of Directors approved a Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan in 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees can be granted restricted stock units (“RSUs”) at a target level based on certain criteria. The actual amount of RSUs earned is based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two years of the three-year performance cycle. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected payment date. The compensation expense related to these grants for certain officers and employees who are eligible for retirement or will become eligible for retirement during the performance cycle is calculated based on the beginning date of the performance period through the ending date of the performance cycle. Compensation expense for all awards is also based on the estimated level of performance achieved as of the reporting period and is shown net of expected pre-vested forfeitures. The Company granted 44,000 RSUs, with a weighted-average fair value of $17.05 per share, to certain officers and key employees during the year ended December 31, 2007.

The maximum average ROIC performance target was attained for the two-year period ending December 31, 2007, therefore the Company has recognized compensation expense in 2007 related to the LTEIP reflecting the accelerated payout. The expected payout of the shares under the LTEIP is expected to occur in March 2008. Compensation expense related to the RSUs amounted to $11,238 and $1,461 for the years ended December 31, 2007 and 2006, respectively. The unrecognized compensation expense related to these grants amounted to approximately $1.1 million as of December 31, 2007, and will be recognized during the first quarter of 2008.

In March 2007, the Company issued 40,000 shares of common stock to the Company’s former Chief Executive Officer who retired as of December 31, 2006. The shares represent a pro-rata portion of the RSUs granted to him that were earned through his retirement date, in accordance with his LTEIP agreement. Compensation expense related to these awards was recognized during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

A summary of the RSU activity (based on actual RSUs granted) for 2007 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested RSUs as of January 1, 2007	432,500	$13.86
Granted	44,000	$17.05
Vested	—	$—
Forfeited	(7,500)	$13.77

Nonvested RSUs as of December 31, 2007	469,000	$14.16

As previously disclosed, the unvested RSUs are expected to be paid out at the 200% performance level in March 2008. This will result in the issuance of approximately 938,000 shares of the Company’s common stock.

Note 18 — Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are summarized as follows:

	December 31,
	2007	2006	2005

Foreign currency translation adjustment	$9,863	$2,284	$1,547
Pension liability adjustment (net of tax effect)	(8,445)	(19,668)	(4,208)
Unrealized losses on marketable securities (net of tax effect)	(24)	(20)	(20)

	$1,394	$(17,404)	$(2,681)

During the third quarter of 2007, the Company amended its defined benefit Pension Plan resulting in a reduction of the net charge to accumulated other comprehensive income (loss) in stockholders’ equity of $14.1 million, net of tax during the third quarter of 2007.

During the fourth quarter of 2006, the Company adopted SFAS 158. The initial impact of adopting this provision was a charge to accumulated comprehensive income of approximately $15.5 million, net of tax.

During the third quarter of 2005, the Company recognized cumulative foreign currency translation adjustments relating to Bowne Global Solutions of approximately $22.6 million as part of the net gain on sale of discontinued operations.

Note 19 — Segment Information

The Company provides services that help companies produce and manage their shareholder, investor, marketing and business communications. These communications include, but are not limited to, regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Our services span the entire document lifecycle and involve both electronic and printed media: we help clients create, edit and compose their documents; manage the content, translate the documents when necessary; personalize the documents, prepare the documents and in many cases perform the filing; and print and distribute the documents, both through the mail and electronically.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Information regarding the operations of each business segment is set forth below. Performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, certain shared corporate expenses, restructuring, integration and asset impairment charges, purchased in-process research and development, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the results of certain segments relative to other entities that operate within these industries and to its affiliated segments. Therefore, this information is presented in order to reconcile to income (loss) from continuing operations before income taxes. The Corporate/Other category includes: (i) corporate expenses for shared administrative, legal, finance and other support services which are not directly attributable to the operating segments, (ii) stock-based compensation and supplemental retirement plan expenses which are not directly attributable to the segments, (iii) restructuring, integration and asset impairment charges, (iv) gains (losses) and other expenses and income, and (v) purchased in-process research and development.

	Years Ended December 31,
	2007	2006	2005

Revenue from external customers:
Financial Communications	$729,125	$705,941	$626,861
Marketing & Business Communications	121,492	127,793	41,806

	$850,617	$833,734	$668,667

Segment profit (loss):
Financial Communications	$120,296	$102,401	$88,024
Marketing & Business Communications	190	(640)	(7,082)
Corporate/Other (see detail below)	(49,881)	(47,317)	(45,491)

	70,605	54,444	35,451
Depreciation	(27,205)	(25,397)	(25,646)
Amortization	(1,638)	(534)	—
Interest	(5,433)	(5,477)	(5,154)

Income (loss) from continuing operations before income taxes	$36,329	$23,036	$4,651

Corporate/Other (by type):
Shared corporate expenses and other costs not directly attributable to the segments	$(31,979)	$(34,079)	$(28,728)
Non-cash LTEIP expense	(11,238)	(1,461)	—
Other income (expense), net	1,127	3,340	1,537
Gain on sale of equity investment	9,210	—	—
Loss on sale of marketable securities	—	—	(7,890)
Restructuring charges, integration costs and asset impairment charges	(17,001)	(14,159)	(10,410)
Purchased in-process research and development	—	(958)	—

	$(49,881)	$(47,317)	$(45,491)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Years Ended December 31,
	2007	2006

Assets:
Financial Communications	$311,258	$327,057
Marketing & Business Communications	88,701	69,317
Corporate/Other	109,458	119,869

	$509,417	$516,243

	Years Ended December 31,
	2007	2006	2005

Capital spending:
Financial Communications	$15,357	$17,559	$36,071
Marketing & Business Communications	4,700	10,133	3,031
Corporate/Other	699	976	622

	$20,756	$28,668	$39,724

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2007	2006	2005

Revenue by source:
United States	$664,464	$651,158	$538,559
Canada	82,736	89,349	68,004
Other international, primarily Europe and Asia	103,417	93,227	62,104

	$850,617	$833,734	$668,667

	Years Ended December 31,
	2007	2006

Long-lived assets, net:
United States	$157,320	$165,507
Canada	10,580	10,516
Other international, primarily Europe and Asia	6,389	4,499

	$174,289	$180,522

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 20 — Subsequent event

In February 2008, the Company signed a definitive agreement to acquire the assets and operating business of GCom2 Solutions, Inc. (“GCom”) for $45 million in cash. GCom is a leading provider of proprietary financial administration and reporting software and solutions to the global investment management industry. The transaction closed on February 29, 2008. GCom offers a suite of scalable software products that provide investment administrators easy-to-use, intuitive solutions, offering significant cost savings, while addressing their reporting and shareholder communication challenges. GCom’s products will be integrated with Bowne’s existing automated composing tools and output capabilities that file and print shareholder communications. GCom operates in the United States, the United Kingdom, Ireland and Luxembourg.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

A summary of quarterly financial information for the years ended December 31, 2007 and 2006 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2007
Revenue	$212,022	$262,198	$181,678	$194,719	$850,617
Gross margin	82,124	100,282	63,081	73,900	319,387
Income (loss) from continuing operations before income taxes	11,437	23,100	(586)	2,378	36,329
Income tax (expense) benefit	(1,253)	(7,267)	1,534	(2,016)	(9,002)

Income from continuing operations	10,184	15,833	948	362	27,327
Income (loss) from discontinued operations, net of tax	495	(136)	(144)	(438)	(223)

Net income (loss)	$10,679	$15,697	$804	$(76)	$27,104

Earnings per share from continuing operations:
Basic	$0.35	$0.56	$0.03	$0.01	$0.97
Diluted	$0.32	$0.49	$0.03	$0.01	$0.90
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Total earnings per share:
Basic	$0.37	$0.56	$0.03	$0.00	$0.96
Diluted	$0.34	$0.49	$0.03	$0.00	$0.89
Average shares outstanding:
Basic	28,757	28,384	28,309	27,166	28,161
Diluted	33,253	33,171	28,933	28,050	33,041

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA — (Continued)
(In thousands, except share and per share information, unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2006
Revenue	$206,169	$260,652	$175,551	$191,362	$833,734
Gross margin	70,707	93,722	59,476	66,327	290,232
Income (loss) from continuing operations before income taxes	3,563	20,188	(460)	(255)	23,036
Income tax (expense) benefit	(2,052)	(10,026)	848	430	(10,800)

Income from continuing operations	1,511	10,162	388	175	12,236
Income (loss) from discontinued operations, net of tax	26	(3,929)	(12,160)	2,059	(14,004)

Net income (loss)	$1,537	$6,233	$(11,772)	$2,234	$(1,768)

Earnings per share from continuing operations:
Basic	$0.05	$0.32	$0.01	$0.01	$0.39
Diluted	$0.05	$0.30	$0.01	$0.01	$0.39
Earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.12)	$(0.40)	$0.07	$(0.45)
Diluted	$0.00	$(0.11)	$(0.39)	$0.06	$(0.45)
Total earnings (loss) per share:
Basic	$0.05	$0.20	$(0.39)	$0.08	$(0.06)
Diluted	$0.05	$0.19	$(0.38)	$0.07	$(0.06)
Average shares outstanding:
Basic	32,523	32,191	30,375	29,487	31,143
Diluted	32,904	36,553	30,596	29,954	31,451

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. The Company believes that the financial statements included in this 10-K for the year ended December 31, 2007 fairly present the financial condition and results of operations for the periods presented.

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

The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on Bowne & Co., Inc’s internal control over financial reporting as of December 31, 2007, dated March 12, 2008.

(c) Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter or for the year ended December 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.:

We have audited Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowne & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bowne & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
March 12, 2008

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008.

The information required by this Item 10 with respect to the Company’s executive officers appears as a Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement anticipated to be dated April 11, 2008.

The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference from the information provided under the heading “Committees of the Board” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008.

The Company’s Board of Directors has determined that Mr. Douglas B. Fox, Ms. Marcia J. Hooper, and Mr. Stephen V. Murphy, who serve on the Company’s Audit Committee, are each an “audit committee financial expert” and are “independent”, in accordance with the Sarbanes-Oxley Act of 2002 (“SOX”), Exchange Act Rule 10A-3 and New York Stock Exchange listing requirements.

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

The Company has submitted to the New York Stock Exchange the annual CEO certification required by the rules of the New York Stock Exchange. The Company also submitted to the SEC all certifications required under Section 302 and 906 of the Sarbanes-Oxley Act as exhibits to its Form 10-Qs and Form 10-K for fiscal year 2007.

Item 11.	Executive Compensation

Reference is made to the information set forth under the caption “Compensation Discussion and Analysis” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information contained under the captions “Ownership of the Common Stock” and “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 17 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

Reference is made to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference from the information provided under the heading “Audit Services and Fees” of the Company’s definitive Proxy Statement anticipated to be dated April 11, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

Page Number
In This Report

Report of Independent Registered Public Accounting Firm	47
Consolidated Statements of Operations — Years Ended December 31, 2007, 2006 and 2005	48
Consolidated Balance Sheets as of December 31, 2007 and 2006	49
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005	50
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2007, 2006 and 2005	51
Notes to Consolidated Financial Statements	52

(2) Financial Statement Schedule — Years Ended December 31, 2007, 2006 and 2005
Schedule II — Valuation and Qualifying Accounts	S-1
All other schedules are omitted because they are not applicable

(3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	By-Laws (incorporated by reference to Exhibit 4 to the Company’s current report on Form 8-K dated June 23, 1998)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
10.1	—	Amended and Restated 1981 Stock Option Plan (incorporated by reference to the Company’s definitive Proxy Statement dated January 30, 1985)
10.2	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 1 on Form S-8 relating to the Company’s Stock Option Plan dated April 16, 1987)
10.3	—	Amendment to 1981 Stock Option Plan (incorporated by reference to the Company’s Post-Effective Amendment No. 2 on Form S-8 relating to the Company’s Stock Option Plan dated October 19, 1988)
10.4	—	1992 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2002)
10.5	—	1997 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement dated February 6, 1997)
10.6	—	1999 Incentive Compensation Plan as amended and restated May 25, 2006 (incorporated by reference to Exhibit A to the Company’s definitive proxy statement dated April 11, 2006)
10.7	—	Supplemental Executive Retirement Plan effective as of January 1, 1999 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 1999; amendments to the Plan are further described in Item 9B of the Company’s annual report on Form 10-K for the year ended December 31, 2004)

Exhibit
Number		Description

10.8	—	Form of Termination Protection Agreement for selected key Employees providing for a possible change in ownership or control of the Company (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the year ended October 31, 1995)
10.9	—	Revised Termination Protection Agreement as of August 23, 1995 (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K for the year ended December 31, 2000)
10.10	—	Letter agreement dated January 29, 1996 between the Company and Robert M. Johnson relating to restricted stock and certain compensation and benefits matters (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K/A for the year ended December 31, 1997)
10.11	—	Amendment dated September 1, 1998 to the letter agreement in Exhibit 10.9 above (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 1998)
10.12	—	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.13	—	Long-Term Performance Plan (incorporated by reference to Exhibit 10.13 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.14	—	Deferred Award Plan (incorporated by reference to Exhibit 10.14 in the Company’s annual report on Form 10-K for the year ended December 31, 2003)
10.15	—	Amended and Restated Stock Plan for Directors (incorporated by reference to Exhibit 10.15 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.16	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.17	—	Credit Agreement, dated as of May 11, 2005, related to $150 million revolving credit facility (incorporated by reference to Exhibit 99.1 in the Company’s current report on Form 8-K dated May 13, 2005
10.18	—	Form of Stock Option Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.26 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.19	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.20	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.21	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
10.22	—	Form of Long-Term Equity Incentive Award Agreement under the 1999 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.23	—	Amendment to Long-Term Equity Incentive Award Agreement under the 1999 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.24	—	Consulting agreement dated December 14, 2006, between the Company and Carl J. Crosetto (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney

Exhibit
Number		Description

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board and Chief Executive Officer	March 12, 2008

/s/ John J. Walker (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2008

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 12, 2008

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	March 12, 2008

/s/ Douglas B. Fox (Douglas B. Fox)	Director	March 12, 2008

/s/ Marcia J. Hooper (Marcia J. Hooper)	Director	March 12, 2008

/s/ Philip E. Kucera (Philip E. Kucera)	Director	March 12, 2008

/s/ Stephen V. Murphy (Stephen V. Murphy)	Director	March 12, 2008

/s/ Gloria M. Portela (Gloria M. Portela)	Director	March 12, 2008

Signature	Title	Date

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Director	March 12, 2008

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	March 12, 2008

/s/ Vincent Tese (Vincent Tese)	Director	March 12, 2008

/s/ Richard R. West (Richard R. West)	Director	March 12, 2008

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	(Deductions)/	End of
Description	Period	Expenses	Additions	Period
	(In thousands)

Allowance for doubtful accounts and sales credits:
Year Ended December 31, 2007	$6,431	$13,239	$(15,368)	$4,302
Year Ended December 31, 2006	$8,569	$10,864	$(13,002)	$6,431
Year Ended December 31, 2005	$8,705	$16,288	$(16,424)	$8,569

S-1