Form 10-Q
period 2008-03-31
BOWNE & CO INC
filed 2008-05-12
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5842

Bowne & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 Water Street	10041
New York, New York	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 26,894,724 shares of Common Stock outstanding as of May 1, 2008.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	31

Part II
Item 5.	Other Information	32
Item 6.	Exhibits	33
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands except per share data)

Revenue	$208,767	$212,022
Expenses:
Cost of revenue	(138,163)	(129,898)
Selling and administrative	(57,962)	(60,194)
Depreciation	(6,630)	(7,007)
Amortization	(588)	(333)
Restructuring, integration and asset impairment charges	(2,555)	(2,110)

	(205,898)	(199,542)

Operating income	2,869	12,480
Interest expense	(1,509)	(1,322)
Other income, net	766	279

Income from continuing operations before income taxes	2,126	11,437
Income tax expense	(313)	(1,253)

Income from continuing operations	1,813	10,184
(Loss) income from discontinued operations, net of tax	(578)	495

Net income	$1,235	$10,679

Earnings per share from continuing operations:
Basic	$0.07	$0.35
Diluted	$0.07	$0.32
(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02
Total earnings per share:
Basic	$0.05	$0.37
Diluted	$0.05	$0.34
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Net income	$1,235	$10,679
Amortization of unrecognized pension adjustments, net of taxes of $132 and $304 for 2008 and 2007, respectively	212	486
Foreign currency translation adjustments	(350)	548
Net unrealized loss from marketable securities during the period, net of taxes of $111 and $1 for 2008 and 2007, respectively	(180)	(1)

Comprehensive income	$917	$11,712

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$23,566	$64,941
Marketable securities	7,096	38,805
Accounts receivable, less allowances of $5,092 (2008) and $4,302 (2007)	175,655	134,489
Inventories	37,296	28,789
Prepaid expenses and other current assets	47,609	43,198

Total current assets	291,222	310,222
Marketable securities, noncurrent	4,891	—
Property, plant and equipment at cost, less accumulated depreciation of $253,681 (2008) and $248,372 (2007)	127,779	121,848
Other noncurrent assets:
Goodwill	42,860	35,835
Intangible assets, less accumulated amortization of $2,786 (2008) and $2,203 (2007)	37,214	9,616
Deferred income taxes	21,653	24,906
Other	7,202	6,990

Total assets	$532,821	$509,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$75,881	$75,923
Accounts payable	53,579	36,136
Employee compensation and benefits	27,255	41,092
Accrued expenses and other obligations	53,178	48,122

Total current liabilities	209,893	201,273
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	22,709	1,835
Deferred employee compensation	34,731	36,808
Deferred rent	18,723	18,497
Other	490	525

Total liabilities	286,546	258,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,165,282 shares for 2008 and 2007, respectively	432	432
Additional paid-in capital	108,851	120,791
Retained earnings	353,066	353,613
Treasury stock, at cost, 16,284,100 shares (2008) and 16,858,575 shares (2007)	(217,150)	(225,751)
Accumulated other comprehensive income, net	1,076	1,394

Total stockholders’ equity	246,275	250,479

Total liabilities and stockholders’ equity	$532,821	$509,417

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$1,235	$10,679
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (income) from discontinued operations	578	(495)
Depreciation	6,630	7,007
Amortization	588	333
Asset impairment charges	—	130
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(44,250)	(26,751)
Net cash used in operating activities of discontinued operations	(1,204)	(1,435)

Net cash used in operating activities	(36,423)	(10,532)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,942)	(3,165)
Purchases of marketable securities	(5,000)	—
Proceeds from the sale of marketable securities and other	31,628	25,471
Acquisitions of businesses, net of cash acquired	(47,134)	(12,414)

Net cash (used in) provided by investing activities	(24,448)	9,892

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	21,000	—
Payment of capital lease obligations	(277)	(260)
Proceeds from stock options exercised	10	666
Payment of dividends	(1,447)	(1,608)
Other	210	—
Purchases of treasury stock	—	(12,981)

Net cash provided by (used in) financing activities	19,496	(14,183)

Net decrease in cash and cash equivalents	(41,375)	(14,823)
Cash and cash equivalents, beginning of period	64,941	42,986

Cash and cash equivalents, end of period	$23,566	$28,163

Supplemental Cash Flow Information:
Cash paid for interest	$377	$209

Net cash paid (refunded) for income taxes	$1,156	$(6,067)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the full year.

As discussed further in Note 14, during the three months ended March 31, 2008, the Company changed the way it reports and evaluates segment information. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation.

Note 2.  Acquisitions

GCom2 Solutions, Inc.

On February 29, 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46,057 in cash, which included working capital valued at $3,557. The net cash outlay for the acquisition as of March 31, 2008 was $47,134 which includes acquisition costs of $1,077. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $43,338 is reflected as part of goodwill, intangible assets, and property, plant, and equipment in the Condensed Consolidated Balance Sheet as of March 31, 2008. A total of $7,238 has been allocated to goodwill, $2,700 has been allocated to trade names, $25,500 has been allocated to customer relationships and is being amortized over a weighted average estimated useful life of 13 years, and $7,900 has been allocated to computer software and is being depreciated over 5 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with EITF Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $1.0 million as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with GCom’s operations. This amount is included in the preliminary purchase price allocation. As of March 31, 2008, the total balance remains accrued.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$4,996
Inventory	97
Prepaid and other current assets	442

Total current assets	5,535
Property, plant and equipment, net	8,568
Goodwill	7,238
Intangible assets	28,200
Other noncurrent assets	69

Total assets acquired	49,610

Current liabilities	(3,553)

Total liabilities assumed	(3,553)

Net assets acquired	$46,057

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Alliance Data Mail Services

As described in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, in November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for an estimated $9.3 million, for total consideration of $12.3 million. The balance of the purchased working capital is preliminary and is pending finalization. The Company estimates that the final working capital calculation could result in a reduction of the purchase consideration in the range of $2.0 million to $4.0 million. The net cash outlay as of March 31, 2008 for this acquisition was approximately $12.9 million, which includes acquisition costs of approximately $0.6 million.

In accordance with EITF 95-03, the Company accrued $2.5 million as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with the Alliance Data Mail Services operations. This amount is included in the preliminary purchase price allocation. As of March 31, 2008, the remaining balance accrued was approximately $2.4 million which is expected to be paid during 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$6,688
Inventory	3,155
Other current assets	6,675

Total current assets	16,518
Property, plant and equipment	346
Deferred tax assets	963
Other noncurrent assets	330

Total assets acquired	18,157

Accrued expenses and other current obligations	(5,810)

Total liabilities assumed	(5,810)

Net assets acquired	$12,347

The unaudited pro forma financial information related to this acquisition for the years ended December 31, 2007 and 2006 was presented in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 3.  Discontinued Operations

As described in more detail in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December, 31, 2007, the Company determined during the fourth quarter of 2007 that the assets of its JFS Litigators’ Notebook® (“JFS”) business no longer met the criteria of being classified as held for sale and therefore the assets and liabilities related to this business were reclassified as held and used and the results of operations for the JFS business have been reclassified and are included in the results from continuing operations. The results for the three months ended March 31, 2007 have been reclassified to reflect the current presentation of the JFS business.

The Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 include $5,334 and $5,681, respectively, related to an accrual for the present value of deferred rent for facilities formerly occupied by the Company’s discontinued businesses, as described further in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December, 31, 2007. As of March 31, 2008 and December 31, 2007, $938 and $913, respectively, are included in accrued expenses and other obligations and $4,396 and $4,768, respectively, are included in deferred rent.

The Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 also include $3,119 and $3,678, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the sale of the Company’s discontinued globalization and outsourcing businesses, which are described more fully in Note 3 of the Notes to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The total accrual related to the discontinued globalization business amounted to $2,571 and $3,130 as of March 31, 2008 and December 31, 2007, respectively, and the total accrual related to the discontinued outsourcing business amounted to $548 as of March 31, 2008 and December 31, 2007.

The loss from discontinued operations before income taxes for the three months ended March 31, 2008 was $200, which includes adjustments related to the estimated indemnification liabilities associated with the discontinued businesses and interest expense related to deferred rent associated with leased facilities formerly occupied by

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discontinued businesses. Income from discontinued operations before income taxes for the three months ended March 31, 2007 was $806.

Note 4.  Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of March 31, 2008 and December 31, 2007 consist primarily of investments in auction rate securities of approximately $11.9 million and $38.7 million, respectively. These securities are municipal debt obligations issued with a variable interest rate that was preset every 7, 28, or 35 days via a Dutch auction. Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared.

During the three months ended March 31, 2008, the Company liquidated approximately $26.5 million of its auction rate securities at par and received all of its principal. Subsequent to March 31, 2008, the Company liquidated an additional $7.1 million of these securities at par. The remaining investments in auction rate securities had a par value of approximately $5.1 million as of May 7, 2008, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the portion of auction rate securities that have not been subsequently liquidated as noncurrent assets as of March 31, 2008. The Company has recorded an unrealized loss related to its auction rate securities of $300 ($185 after tax) for the three months ended March 31, 2008.

Note 5.  Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities during the first quarter of 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory. The Company elected not to adopt the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” for its financial instruments that are not required to be measured at fair value.

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2008 and December 31, 2007.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	March 31, 2008				December 31, 2007
	Carrying	Fair Value Measurements			Carrying	Estimated Fair
	Value	Total	Level 1	Level 2	Value	Value

Financial Assets
Cash and cash equivalents(1)	$23,566	$23,566	$23,566	$—	$64,941	$64,941
Marketable securities(2)	11,987	11,987	3,062	8,925	38,805	38,805

Total financial assets	$35,553	$35,553	$26,628	$8,925	$103,746	$103,746

Financial Liabilities
Convertible subordinated debentures(3)	$75,000	$77,063	$77,063	$—	$75,000	$77,387
Senior revolving credit facility(4)	$21,000	$21,000	$—	$21,000	$—	$—

Total financial liabilities	$96,000	$98,063	$77,063	$21,000	$75,000	$77,387

(1)	Included in cash and cash equivalents are money market funds of $4,409 and $17,498 as of March 31, 2008 and December 31, 2007, respectively.

(2)	Included in marketable securities are auction rate securities of $11,875 and $38,700 as of March 31, 2008 and December 31, 2007, respectively.

(3)	Included in the current portion of long-term debt and other short term borrowings in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, respectively.

(4)	Included in long-term debt, net of current portion in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, respectively.

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of March 31, 2008: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as described further in Note 4 to the Condensed Consolidated Financial Statements; (iii) the carrying value of the liability under the revolving credit agreement, which is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, approximates fair value since this facility has a variable interest rate similar to those that are currently available to the Company and is reflective of current market conditions; and (iv) the carrying value of the Company’s convertible debentures are carried at historical cost, the fair value disclosed is based on publicly listed dealer prices.

Due to current market conditions related to auction rate securities, the Company has reclassified a portion of its auction rate securities held as of March 31, 2008 to a Level 2 fair value measurement classification from a Level 1 classification as of December 31, 2007.

Note 6.  Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004 “Share-Based Payment” (“SFAS 123(R)”), the Company measures share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. There were no stock options granted during the three months ended March 31, 2008. The weighted-average fair value of stock options granted

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the three months ended March 31, 2007 was $4.23. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three months ended March 31, 2007:

Three Months Ended
March 31, 2007

Expected dividend yield	1.4%
Expected stock price volatility	30.9%
Risk-free interest rate	4.5%
Expected life of options	4 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the three months ended March 31, 2008 and 2007, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $212 and $302 for the three months ended March 31, 2008 and 2007, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of March 31, 2008, there was approximately $896 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.6 years.

Stock Option Plans

The Company has the following stock incentive plans: a 1997 Plan, a 1999 Plan (which was amended in May 2006) and a 2000 Plan, which are described more fully in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. All of the plans except the 2000 Plan have been approved by shareholders. The 2000 Plan did not require shareholder approval. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The details of the stock option activity for the three months ended March 31, 2008 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2008	2,362,230	$13.88
Granted	—	$—
Exercised	(750)	$16.94
Forfeited/Cancelled	(71,000)	$18.17

Outstanding as of March 31, 2008	2,290,480	$13.75	$3,763
Exercisable as of March 31, 2008	1,803,664	$13.32	$3,659

The total intrinsic value of the stock options exercised during the three months ended March 31, 2008 and 2007 was $3 and $101, respectively. The amount of cash received from the exercise of stock options during the three months ended March 31, 2008 and 2007 was $10 and $666, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $23 and $19 for the three months ended March 31, 2008 and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1 and $35 for the three months ended March 31, 2008 and 2007, respectively.

The following table summarizes weighted-average option exercise price information as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	195,614	3 years	$9.36	195,614	$9.36
$10.32 - $11.99	163,782	3 years	$10.61	163,782	$10.61
$12.00 - $14.00	946,494	3 years	$13.28	909,494	$13.26
$14.01 - $15.77	909,670	6 years	$15.23	484,920	$15.15
$15.78 - $22.50	74,920	5 years	$19.99	49,854	$21.13

	2,290,480	4 years	$13.75	1,803,664	$13.32

The following table summarizes information about nonvested stock option awards as of March 31, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2008	509,275	$4.99
Granted	—	—
Vested	(22,459)	$4.91
Forfeited	—	—

Nonvested stock options as of March 31, 2008	486,816	$4.99

Total compensation expense recognized for stock options that vested during the three months ended March 31, 2008 and 2007 amounted to $20 and $8, respectively.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of March 31, 2008 and December 31, 2007, the amounts included in stockholders’ equity for these units were $5,485 and $5,199, respectively. As of March 31, 2008 and December 31, 2007, there were 491,138 and 471,340 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,241 and $2,221 as of March 31, 2008 and December 31, 2007, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of March 31, 2008 and December 31, 2007, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of March 31, 2008 and December 31, 2007, there were 181,524 and 179,862 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $295 and $259 for the three months ended March 31, 2008 and 2007, respectively.

Restricted Stock and Restricted Stock Units (excluding awards under the Long-Term Equity Incentive Plan)

In accordance with the 1999 Incentive Compensation Plan, the Company has granted certain senior executives restricted stock and restricted stock units. These awards have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the awards is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

A summary of the restricted stock activity as of March 31, 2008 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2008	24,000	$15.22
Granted	69,000	$12.77
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2008	93,000	$13.40

Compensation expense related to restricted stock and restricted stock units amounted to $123 and $109 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, unrecognized compensation expense related to restricted stock grants amounted to $982, which will be recognized over a weighted-average period of 1.6 years.

Long-Term Equity Incentive Plan

The Company’s Board of Directors approved a Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees were granted restricted stock units (“RSUs”) at a target level based on certain criteria. The actual amount of RSUs earned is based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provides for accelerated payout if the maximum average ROIC performance target is attained within the initial two-years of the three-year performance cycle. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the payment date.

As discussed in further detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the maximum average ROIC performance target was

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attained in 2007, and as such, the Company recognized compensation expense reflecting the accelerated payout at 200%. The Company recorded compensation expense of $1,122 and $1,262 related to the LTEIP for the three months ended March 31, 2008 and 2007, respectively. The compensation expense recognized under the LTEIP for the three months ended March 31, 2008, represents the remaining compensation through the payment date of the awards, which occurred in March 2008. The total amount of shares awarded in March 2008 related to the settlement of the LTEIP was approximately 938,000.

2008 Equity Incentive Plan

In April 2008, the Company’s Compensation and Management Development Committee of the Board of Directors approved the 2008 Equity Incentive Plan (“EIP”). In accordance with the EIP, certain officers and key employees were granted RSUs at a target level during the second quarter of 2008. The actual amount of RSUs earned is based on the level of performance achieved relative to established goals for the one-year performance period beginning January 1, 2008 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the Company’s ROIC for the one-year performance period. The Company granted 205,000 RSUs in accordance with the EIP during the second quarter of 2008 and will begin recognizing compensation expense related to these grants in April 2008. The awards are subject to certain terms and restrictions in accordance with the agreements.

Note 7.  Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended March 31, 2008 and 2007 excludes the dilutive effect of 1,474,109 and 627,137 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), the weighted-average diluted shares outstanding for the three months ended March 31, 2007 includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinate debentures of $577, since the effects are dilutive to the earnings per share calculation for this period. The weighted-average diluted earnings per share for the three months ended March 31, 2008 excludes the effect of the 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for this period.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2008	2007

Basic shares	27,051,175	28,756,996
Diluted shares	27,819,570	33,252,896

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.  Inventories

Inventories of $37,296 as of March 31, 2008 included raw materials of $8,645 and work-in-process and finished goods of $28,651. As of December 31, 2007, inventories of $28,789 included raw materials of $11,641 and work-in-process and finished goods of $17,148.

Note 9.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of March 31, 2008 are as follows:

Balance at January 1, 2008	$35,835
Goodwill associated with the acquisition of GCom	7,238
Purchase price adjustments for prior acquisitions	(73)
Foreign currency translation adjustment	(140)

Balance at March 31, 2008	$42,860

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Indefinite lived intangible assets:
Trade names	$2,700	$—	$—	$—
Amortizable intangible assets:
Customer relationships	37,275	2,772	11,794	2,190
Covenants not-to-compete	25	14	25	13

	$40,000	$2,786	$11,819	$2,203

The increase in customer relationships and trade names as of March 31, 2008 is primarily attributable to the preliminary allocation of the purchase price related to the acquisition of GCom as described in more detail in Note 2.

Note 10.  Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets revenue. The Company took several steps over the past several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions and costs associated with closing down and consolidating facilities.

During the first quarter of 2007, the Company recorded restructuring, integration, and asset impairment charges totaling $2,110. These charges included (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional workforce reductions, (iii) facility exit costs related to the consolidation of the Company’s facility in Philadelphia with the Philadelphia facility previously occupied by St Ives Financial, and (iv) an asset impairment charge related to vacating the Company’s Philadelphia facility. Restructuring, integration, and asset impairment charges totaled $17,001 for the year ended December 31, 2007. The charges for the year ended December 31, 2007 included costs of approximately $2.2 million associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN, $6.0 million related to facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, and an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2008, the Company continued to implement further cost reductions and incurred additional integration costs related to its recent acquisitions. The charges incurred during the three months ended March 31, 2008 primarily represent (i) integration costs of approximately $1.1 million related primarily to the acquisition of Alliance Data Mail Services, which was acquired in November 2007, (ii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN, and (iii) additional workforce reductions. These actions resulted in restructuring, integration, and asset impairment charges totaling $2,555 for the three months ended March 31, 2008.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended March 31, 2008:

Total

Severance and personnel-related costs	$659
Occupancy related costs	202
Other (primarily integration costs)	1,694

Total	$2,555

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2006, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2006	$1,651	$2,205	$210	$4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	1,682	1,329	—	3,011
2008 expenses	659	202	1,694	2,555
Paid in 2008	(642)	(481)	(1,650)	(2,773)

Balance at March 31, 2008	$1,699	$1,050	$44	$2,793

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2008.

Note 11.  Debt

The components of debt at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Convertible subordinated debentures	$75,000	$75,000
Revolving credit facility	21,000	—
Other	2,590	2,758

	$98,590	$77,758

As of March 31, 2008, the Company had $21.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility. During the three months ended March 31, 2008, the average interest rate on this line of credit approximated 5.61%. There were no borrowings outstanding as of December 31,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all loan covenants as of March 31, 2008 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2008. Amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010.

The Company’s $75 million Convertible Subordinated Debentures are classified as current debt as of March 31, 2008 and December 31, 2007, as a result of the redemption/repurchase features in October 2008, which is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company is not subject to any financial covenants under the convertible subordinated debentures.

The Company also has various capital lease obligations which are included in long-term debt.

Note 12.  Postretirement Benefits

Pension Plans

The Company sponsors a defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. In September 2007, the Company amended its Plan, which is described in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Plan was amended to change the plan to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits were frozen effective December 31, 2007 and no further benefits are currently accrued under the pre-existing benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants’ accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the ERISA minimum funding requirements.

The Company also has an unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. The SERP is described more fully in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Also, certain non-union international employees are covered by other retirement plans.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic (benefit) cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Service cost	$839	$1,705	$146	$160
Interest cost	1,810	2,026	322	266
Expected return on plan assets	(2,504)	(2,379)	—	—
Amortization of transition (asset) liability	(80)	(80)	—	8
Amortization of prior service (credit) cost	(413)	95	232	430
Amortization of actuarial loss	156	88	449	249

Net periodic (benefit) cost of defined benefit plans	(192)	1,455	1,149	1,113
Union plans	123	102	—	—
Other retirement plans	657	521	—	—

Total cost	$588	$2,078	$1,149	$1,113

The amortization of the transition (asset)/liability, prior service (credit)/cost and actuarial loss for the three months ended March 31, 2008, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

The Company will remeasure and record the plans’ funded status as of December 31, 2008, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2008.

Note 13.  Income Taxes

Income tax expense for the three months ended March 31, 2008 was $313 on pre-tax income from continuing operations of $2,126 compared to $1,253 on pre-tax income from continuing operations of $11,437 for the same period in 2007. The effective tax rate for the three months ended March 31, 2008 was 15%, as compared to the effective tax rate of 11% in 2007. The effective tax rate in 2008 includes the net tax benefit of $497 resulting from the recognition of previously unrecognized tax benefits and tax benefits associated with the finalization of the Company’s 2006 state income tax returns. The effective tax rate in 2007 resulted from tax benefits of $3,594 related to a refund of federal income taxes and interest as a result of the completion of an Internal Revenue Service (“IRS”) audit and the amendment of our 2001 federal income tax return, and the related recognition of previously unrecognized tax benefits.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 is $8,986 and $9,283, respectively, which includes estimated interest and penalties of $1,443 and $1,550, respectively. Except for the tax benefit discussed above, there were no significant changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2008.

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 were completed in 2007, and are described in more detail in Note 10 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company’s 2005 U.S. federal income tax return is in the process of being audited by the IRS. We do not anticipate that the resolution of this audit will significantly impact our financial statements. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times. Our affiliates in foreign jurisdictions do not have any active income tax audits in process as of March 31, 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.  Segment Information

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, during 2007 the Company announced several significant changes to its organizational structure to support the consolidation of its divisions into a unified model that supports Bowne’s full range of service offerings, from services related to capital markets and compliance reporting to investment management solutions and personalized, digital marketing and business communications. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, we evaluated the impact on segment reporting and made certain changes to our segment reporting during the first quarter of 2008. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The condensed consolidated financial statements for the three months ended March 31, 2008 and 2007 have been presented to reflect one reportable segment in accordance with SFAS No. 131.

The Company’s performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, restructuring, integration and asset impairment charges, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the Company’s results relative to other entities that operate within our industry. Segment profit is also used as the primary financial measure for purposes of evaluating financial performance under the Company’s annual incentive plan. The information presented below reconciles segment profit to income from continuing operations before income taxes.

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

Revenue	$208,767	$212,022
Cost of revenue	(138,163)	(129,898)

Gross margin	70,604	82,124
Selling and administrative expenses	(57,962)	(60,194)

Segment profit	12,642	21,930
Depreciation expense	(6,630)	(7,007)
Amortization expense	(588)	(333)
Restructuring, integration and asset impairment charges	(2,555)	(2,110)
Interest expense	(1,509)	(1,322)
Other income, net	766	279

Income from continuing operations before income taxes	$2,126	$11,437

Note 15.  Subsequent Event

On April 9, 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG Digital”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash. The acquisition included working capital valued at approximately $5.0 million. RSG Digital is a provider of end-to-end solutions for marketing and business communications clients in the financial services and healthcare industries.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for the Company’s services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

During the first quarter of 2008, the Company was realigned to operate as a unified company and no longer operates itself as two separate business units. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. These changes are discussed in more detail in Note 14 to the Condensed Consolidated Financial Statements and in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Company’s results for the first quarter of 2008 reflect a decrease in capital markets revenue (formerly referred to as transactional services), which historically has been the Company’s most profitable service offering. The decrease in capital markets revenue reflects a reduction in overall capital market activity during the first quarter of 2008 as compared to the same period in 2007. Overall capital market activity was at its lowest level in the past six years with filing activity decreasing 33% and priced IPOs decreasing 54% as compared to the first quarter of 2007. Offsetting the decrease in capital markets revenue were increases in shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services (formerly referred to as mutual funds revenue) and translation services, and increases in marketing and business communications services revenue. Diluted earnings per share from continuing operations was $0.07 for the three months ended March 31, 2008 as compared to $0.32 for the same period in 2007. Revenue decreased approximately $3.3 million, or 2%, to approximately $208.8 million for the three months ended March 31, 2008 as compared to the same period in 2007 and the Company had income from continuing operations of approximately $1.8 million for the three months ended March 31, 2008 as compared to income from continuing operations of $10.2 million for the same period in 2007.

In February 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.1 million in cash. The acquisition included working capital valued at approximately $3.6 million. With estimated annual revenue of approximately $25.0 million, GCom offers a robust, innovative suite of scalable software products that provides investment administrators easy-to-use, intuitive solutions that address their reporting and shareholder communication needs. GCom’s products will be integrated with Bowne’s existing automated composing tools and output capabilities that file and print shareholder communications. GCom operates in the United States, the United Kingdom, Ireland and Luxembourg. This acquisition is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

In April 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG Digital”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash. The acquisition included working capital valued at approximately $5.0 million. RSG Digital is a provider of end-to-end solutions for marketing and business communications clients in the financial services and healthcare industries, which will enable the Company to further expand its presence in those markets. The RSG Digital business will be integrated into the Company’s existing distributive print network, which includes digital and offset printing, binding, mail services and fulfillment capabilities, with expected annual revenue of approximately $40.0 million to $45.0 million.

During the second quarter of 2008, the Company announced that it is implementing initiatives to achieve approximately $50.0 million in annualized cost reductions as part of its continued focus on improving its cost structure and realizing operating efficiencies, and in response to the recent downturn in capital market activity. The cost reductions include the elimination of a total of approximately 650 positions, or approximately 15% of the Company’s total headcount. These incremental cost reductions, which the Company expects to be substantially completed in the second quarter, result from the following actions:

•	a reduction in the Company’s workforce, resulting in annualized cost savings of approximately $21.0 million.

•	the continuation of the 2007 initiatives that are underway, resulting in $9.0 million of incremental annualized cost savings.

•	the integration and transition of recently acquired businesses, resulting in an estimated $20.0 million of annualized cost savings.

Each of these three initiatives is further detailed below:

The Company will reduce its headcount by approximately 250 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce includes a broad range of functions and is enterprise-wide. The Company also will close down its digital print facility in Wilmington, MA and its manufacturing and composition operations in Atlanta, GA. Work that is currently produced in these facilities will be transferred to the Company’s other facilities or moved to outsourcing providers. The Company expects that the reduction in workforce and the shut down of these operations will be substantially completed by June 30, 2008. The Company expects that these actions will result in annualized savings of approximately $21.0 million, including approximately $11.0 million in the remainder of 2008. The Company estimates that the related restructuring charges resulting from these actions will result in a second quarter pre-tax charge of $8.0 to $9.0 million.

The cost savings measures implemented in 2006 and 2007 were designed to eliminate $35.0 million in costs over a three-year period. In the first two years of the three-year program, a total of $28.0 million in annual cost reductions was achieved. In 2008, Bowne expects to eliminate an additional $9.0 million in costs, which are estimated to result in annual savings of $37.0 million over the three-year period, exceeding the original target. These actions are a continuation of initiatives put into place in 2007, including the full year benefit of the conversion to a cash balance pension plan, the reduction in our annual lease cost at our corporate headquarters related to the downsizing of space occupied, and the integration of certain manufacturing facilities completed in the second half of 2007.

In May 2008, the Company also announced the following actions related to the integration of recently announced acquisitions:

•	the Company will close down one of the two digital print facilities in Dallas, TX which were acquired as part of the acquisition of Alliance Data Mail Services in November 2007. Work that is currently produced in this facility will be migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN, and Santa Fe Springs, CA.

•	the Company will close down the digital print facility located in Aston, PA, which was acquired as part of the acquisition of GCom in February 2008. Work that is currently produced in this facility will be migrated to the Company’s print facility in Secaucus, NJ.

•	the Company will close down the digital print facilities located in Melville, NY and Mt. Prospect, IL which were acquired as part of the acquisition of RSG Digital in April 2008. Work that is currently produced in these facilities will be migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN and Houston, TX.

The Company expects that the closure of these facilities will reduce its headcount by approximately 400 positions and will be substantially completed by June 30, 2008. These actions will result in combined annualized cost savings of approximately $20.0 million, including approximately $12.0 million in the remainder of 2008. We expect that these shut downs will result in estimated costs of approximately $10.0 million to $12.0 million, of which a portion will be accrued as part of the cost of the acquisitions and a portion will be included in integration expense.

Items Affecting Comparability

The Company continually reviews its business, manages its costs and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in capital markets revenue. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. In addition, the Company has incurred integration expenses related to the transition of its recent acquisitions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Total restructuring, integration and asset impairment charges	$2,555	$2,110
After tax impact	$1,740	$1,298
Per share impact	$0.06	$0.04

The charges taken during the three months ended March 31, 2008 primarily represent (i) integration costs of approximately $1.1 million related primarily to the acquisition of Alliance Data Mail Services, which was acquired in November 2007, (ii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN and (iii) additional workforce reductions. Further discussion of the restructuring, integration and asset impairment activities are included in the results of operations, which follows, as well as in Note 10 to the Condensed Consolidated Financial Statements.

Results of Operations

As previously discussed, during the first quarter of 2008, the Company has been realigned to operate as a unified company and no longer operates itself as two separate business units. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The results of operations for the three months ended March 31, 2008 and 2007 reflect this current presentation.

Management uses segment profit to evaluate Company performance. Segment profit is defined as gross margin (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, restructuring, integration and asset impairment charges, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the Company’s results relative to other entities that operate within our industry. Segment profit is also used as the primary financial measure for purposes of evaluating financial performance under the Company’s annual incentive plan.

					Quarter Over Quarter
	Three Months Ended March 31,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets revenue	$50,314	24%	$62,330	29%	$(12,016)	(19)%
Shareholder reporting services revenue:
Compliance reporting	53,448	26	51,029	24	2,419	5
Investment management	48,066	23	46,655	22	1,411	3
Translation services	4,033	2	3,788	2	245	6

Total shareholder reporting services revenue	105,547	51	101,472	48	4,075	4

Marketing and business communications services revenue	43,480	21	36,741	17	6,739	18
Commercial printing and other revenue	9,426	4	11,479	6	(2,053)	(18)

Total revenue	208,767	100	212,022	100	(3,255)	(2)
Cost of revenue	(138,163)	(66)	(129,898)	(61)	(8,265)	(6)

Gross margin	70,604	34	82,124	39	(11,520)	(14)
Selling and administrative expenses	(57,962)	(28)	(60,194)	(29)	2,232	4

Segment profit	$12,642	6%	$21,930	10%	$(9,288)	(42)%

Revenue

Total revenue decreased $3,255, or 2%, to $208,767 for the three months ended March 31, 2008 as compared to the same period in 2007. The decline in revenue is attributed to the decrease in capital markets revenue which reflects a reduction in overall capital market activity during the three months ended March 31, 2008 as compared to the same period in 2007. Revenue from capital markets decreased $12,016, or 19%, during the three months ended March 31, 2008 as compared to the same period in 2007, to its lowest level since the first quarter of 2003. Included in capital markets revenue for the three months ended March 31, 2008 is $3,044 of revenue related to the Company’s virtual dataroom (“VDR”) services, which increased $2,378 as compared to the same period in 2007. The increase in VDR revenue is a direct result of the Company’s focus on the sales and marketing of its new products, including VDR services, during the last twelve months. Offsetting the decrease in capital markets revenue was increases in shareholder reporting services revenue and marketing and business communications services revenue for the three months ended March 31, 2008 as compared to March 31, 2007. Shareholder reporting services revenue increased 4% which includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue increased approximately 5% for the three months ended March 31, 2008 as compared to the same period in 2007 and investment management revenue increased approximately 3% for the three months ended March 31, 2008 as compared to the same period in 2007. The increase in compliance reporting revenue is due to the addition of new clients, including revenue from our Pure Compliance® service offering. The increase in investment management revenue is primarily a result of the addition of $1,319 of revenue from the acquisition of GCom, which was acquired in February 2008. Marketing and business communications services revenue increased $6,739, or 18%, during the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to the addition of $8,800 of revenue from Alliance Data Mail Services, which was acquired in November 2007, and $496 of revenue from GCom. The increase in revenue from the recent acquisitions was partially offset by a decline in revenue due to the loss of certain accounts. Commercial printing and other revenue decreased approximately 18% for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to lower activity levels in 2008 as a result of nonrecurring revenue included in the prior year results.

	Three Months Ended March 31,				Quarter Over Quarter Favorable/(Unfavorable)
		% of		% of
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$170,399	82%	$175,320	83%	$(4,921)	(3)%
International	38,368	18	36,702	17	1,666	5

Total revenue	$208,767	100%	$212,022	100%	(3,255)	(2)%

Revenue from the domestic market decreased 3% to $170,399 for the three months ended March 31, 2008, compared to $175,320 for the three months ended March 31, 2007. This decrease is primarily due to the reduction in capital markets revenue as discussed above.

Revenue from the international markets increased 5% to $38,368 for the three months ended March 31, 2008, as compared to $36,702 for the three months ended March 31, 2007. This increase is primarily due to the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from the international markets decreased 6% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Revenue from the international markets reflect a reduction in capital markets revenue and commercial printing revenue in Europe and Canada and was partially offset by increases in compliance reporting revenue.

Gross Margin

Gross margin decreased $11,520, or 14%, for the three months ended March 31, 2008 as compared to the same period in 2007 and the gross margin percentage decreased to approximately 34% for the three months ended March 31, 2008 as compared to a gross margin percentage of 39% for the three months ended March 31, 2007. The decrease in gross margin was primarily due to the decrease in capital markets revenue, which historically is the Company’s most profitable class of service. The growth in revenue from shareholder reporting services and marketing and business communications services also impacts gross margin since this work is not as profitable as capital markets revenue. Also contributing to the decrease in gross margin percentage was the increase in revenue from Alliance Data Mail Services and GCom. Combined revenue for these acquisitions during the three months ended March 31, 2008 was $10,615, with gross margin of $602. These operations are in the process of being integrated with Bowne’s existing operations and management expects them to make a positive contribution in 2008 as we expect to realize approximately $13.0 million of annualized synergies from the consolidation of manufacturing facilities and back office operations. Excluding the results of Alliance Data Mail Services and GCom during the three months ended March 31, 2008, gross margin percentage would have been 35%. Total cost of revenue increased $8,265, or 6%, for the three months ended March 31, 2008 as compared to the same period in 2007, due primarily to the increase in the cost of revenue related to the Alliance Data Mail Services and GCom acquisitions.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2,232, or 4%, for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as commissions, and the favorable impact of recent cost savings measures, including the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. Offsetting the decrease in selling and administrative expenses for the three months ended March 31, 2008 as compared to the same period in 2007 was an increase in costs associated with increasing the VDR and translation sales force during the last twelve months, an increase in bad debt expense in 2008 as compared to 2007 and increased labor costs as a result of the Company’s recent acquisitions. As a percentage of revenue, overall selling and administrative expenses slightly decreased to 28% for the three months ended March 31, 2008 as compared to 29% for the same period in 2007.

Segment Profit

As a result of the foregoing, segment profit (as defined in Note 14 to the Condensed Consolidated Financial Statements) decreased 42% for the three months ended March 31, 2008 as compared to 2007 and segment profit as a percentage of revenue decreased to approximately 6% for the three months ended March 31, 2008 as compared to 10% for the same period in 2007. The decrease in segment profit is primarily a result of the decrease in capital markets revenue, which historically is the Company’s most profitable class of service. Segment profit for the three months ended March 31, 2008 includes a loss of $397 related to the operations of Alliance Data Mail Services and GCom, which are in the process of being integrated into the Company’s operations. Excluding the results of these operations, segment profit was $13.0 million, or 7% of revenue. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

	Three Months Ended March 31,				Quarter Over Quarter Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(6,630)	(3)%	$(7,007)	(3)%	$377	5%
Amortization	$(588)	—	$(333)	—	$(255)	(77)%
Restructuring, integration and asset impairment charges	$(2,555)	(1)%	$(2,110)	(1)%	$(445)	(21)%
Interest expense	$(1,509)	(1)%	$(1,322)	(1)%	$(187)	(14)%
Other income, net	$766	—	$279	—	$487	175%
Income tax expense	$(313)	—	$(1,253)	(1)%	$940	75%
Effective tax rate	15%		11%
(Loss) income from discontinued operations	$(578)	—	$495	—	$(1,073)	(217)%

Depreciation expense decreased slightly for the three months ended March 31, 2008 as compared to the same period in 2007 due to depreciation expense recognized for the three months ended March 31, 2007 for facilities that were subsequently consolidated.

Amortization expense increased slightly for the three months ended March 31, 2008 as compared to the same period in 2007 due to the amortization expense associated with intangible assets acquired through the Company’s recent acquisitions, primarily the acquisition of GCom, which occurred in February 2008.

Restructuring, integration and asset impairment charges for the three months ended March 31, 2008 were $2,555 as compared to $2,110 for the same period in 2007. The charges incurred during the three months ended March 31, 2008 consisted of (i) integration costs of approximately $1.1 million related primarily to the acquisition of Alliance Data Mail Services, which was acquired in November 2007, (ii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN and (iii) additional workforce reductions. The charges incurred during the three months ended March 31, 2007 primarily consisted of (i) severance and integration costs related to the integration of the St Ives Financial business, (ii) additional workforce reductions, (iii) facility exit costs related to the consolidation of the Company’s facility in Philadelphia, PA with the Philadelphia facility previously occupied by St Ives Financial, and (iv) an asset impairment charge related to vacating the Company’s Philadelphia facility.

Interest expense increased $187, or 14%, for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during the three months ended March 31, 2008. There were no borrowings during the same period in 2007.

Other income increased $487 for the three months ended March 31, 2008 as compared to the same period in 2007, primarily due to litigation settlement expenses incurred during the three months ended March 31, 2007 and an increase in interest income for the three months ended March 31, 2008 as a result of the Company receiving interest at a higher rate on auction rate securities as compared to the same period in the prior year.

Income tax expense for the three months ended March 31, 2008 was $313 on pre-tax income from continuing operations of $2,126 compared to $1,253 on pre-tax income from continuing operations of $11,437 for the same period in 2007. The effective tax rate for the three months ended March 31, 2008 was 15%, as compared to the effective tax rate of 11% in 2007. The effective tax rate in 2008 includes the net tax benefit of $497 resulting from the recognition of previously unrecognized tax benefits and tax benefits associated with the finalization of the Company’s 2006 state income tax returns. The effective tax rate in 2007 resulted from tax benefits of $3,594 related to a refund of federal income taxes and interest as a result of the completion of an IRS audit and the amendment of our 2001 federal income tax return, and the related recognition of previously unrecognized tax benefits.

As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the results from discontinued operations for the three months ended March 31, 2007 have been reclassified to reflect the current presentation of the JFS business as part of continuing operations. The loss from discontinued operations for the three months ended March 31, 2008 was $578 as compared to income from discontinued operations of $495 for the three months ended March 31, 2007. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net income for the three months ended March 31, 2008 was $1,235 as compared to net income of $10,679 for the three months ended March 31, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Domestic (United States)	$4,257	$9,535
International	(2,131)	1,902

Income from continuing operations before taxes	$2,126	$11,437

The decrease in domestic and international pre-tax income (loss) from continuing operations is primarily due to a decrease in capital markets revenue for the three months ended March 31, 2008 as compared to the same period in 2007 as previously discussed.

Liquidity and Capital Resources

	March 31,
Liquidity and Cash Flow Information:	2008	2007

Working capital	$81,329	$163,277
Current ratio	1.39:1	2.13:1
Net cash used in operating activities (for the three months ended)	$(36,423)	$(10,532)
Net cash (used in) provided by investing activities (for the three months ended)	$(24,448)	$9,892
Net cash provided by (used in) financing activities (for the three months ended)	$19,496	$(14,183)
Capital expenditures	$(3,942)	$(3,165)
Acquisitions, net of cash acquired	$(47,134)	$(12,414)
Average days sales outstanding	67 days	68 days

Overall working capital decreased approximately $81.9 million as of March 31, 2008 as compared to March 31, 2007. The decrease in working capital is primarily attributable to the classification of the Company’s $75.0 million convertible subordinated debentures as a current liability as of March 31, 2008 as compared to a noncurrent liability classification as of March 31, 2007, since the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2008. The classification of the convertible subordinated debentures is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Excluding this classification in 2008, the working capital would be $156,329 and the current ratio would be 2.16 to 1, as of March 31, 2008. Also, contributing to the decrease in working capital is the classification of approximately $4.9 million of auction rate securities as a noncurrent asset as of March 31, 2008, which is discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. In addition, the change in working capital is partly attributed to: (i) cash used to repurchase shares of the Company’s common stock through December 2007, (ii) the Company’s contribution of $3.3 million to its pension plan in September 2007, (iii) cash used for capital expenditures, (iv) cash used to pay restructuring and integration related expenses associated with recent acquisitions and (v) cash used in the recent acquisitions of Alliance Data Mail Services and GCom.

The Company had $21.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of March 31, 2008. The facility expires in May 2010.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Average days sales outstanding was 67 days for the three months ended March 31, 2008 as compared to 68 days for the same period in 2007. The Company had net cash used in operating activities of $36,423 and $10,532 for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily the result of a decrease in operating income for the three months ended March 31, 2008 as compared to the same period in 2007, an increase in cash used to pay accrued bonuses during the three months ended March 31, 2008 as compared to the same period in 2007, net cash payments for income taxes of $1,156 during the three months ended March 31, 2008 as compared to a net refund of income taxes during the same period in 2007 of $6,067, and an increase in the change in accounts receivable for the first quarter of 2008 as compared to the same period in 2007. Overall, cash used in operating activities increased by $25,891 from March 31, 2007 to March 31, 2008.

Net cash used in investing activities was $24,448 for the three months ended March 31, 2008 as compared to net cash provided by investing activities of $9,892 for the three months ended March 31, 2007. The change in net cash provided by investing activities from 2007 to net cash used in investing activities in 2008 was primarily due to the increase in cash used for acquisitions in 2008 as compared to 2007. The results for 2008 include the net cash used in the acquisition of GCom of $47,134, as compared to cash used for acquisitions in 2007 of $12,414, which consists of the acquisition of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM Computer Consulting Inc. Partially offsetting the increase in cash used for investing activities was an increase in the net proceeds received from the sale of marketable securities during the three months ended March 31, 2008 as compared to the same period in 2007, as a result of the Company liquidating a portion of its investments in auction rate securities, as discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. Capital expenditures for the three months ended March 31, 2008 were $3,942 as compared to $3,165 for the same period in 2007.

Net cash provided by financing activities was $19,496 for the three months ended March 31, 2008 as compared to net cash used in financing activities of $14,183 for the same period in 2007. The change in net cash used in financing activities in 2007 to net cash provided by financing activities in 2008 was primarily a result of the receipt of $21.0 million of proceeds from the Company’s borrowings under its $150 million revolving credit facility during the three months ended March 31, 2008, as compared to no borrowings during the same period in 2007. Also contributing to the increase was that the Company did not repurchase any shares of its common stock during the three months ended March 31, 2008 as compared to repurchases of $12,981 during the same period in 2007. The Company’s stock repurchase program was completed in December 2007 and is discussed in more detail in Note 16 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Offsetting the increase in cash provided by financing activities for the three months ended March 31, 2008 was a decrease in the cash received from the exercise of stock options during the three months ended March 31, 2008 as compared to the same period in 2007.

2008 Outlook

Given the volatility in the capital markets and the nature of the Company’s business, it is not adjusting its annual guidance. This is consistent with the Company’s policy of not adjusting annual guidance unless it believes the actual results will be materially outside the range provided.

The Company expects overall operating performance will be in the range of the full year guidance previously provided in the Company’s annual report on Form 10-K for the year ended December 31, 2007. These forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and is effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

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

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets. This includes activity levels in the initial public offerings and mergers and acquisitions markets, both important components of the Company’s results. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations and revolving credit agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. The Company had $21.0 million of borrowings outstanding under its revolving credit facility as of March 31, 2008. During the three months ended March 31, 2008, the average interest rate on this line of credit approximated 5.61%. A hypothetical 1% increase in the interest rate related to the revolving credit facility would not have a significant impact on interest expense during the three months ended March 31, 2008 based on the Company’s average outstanding balance for this period.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $350 and $548 in its Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2008 and 2007, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $11.9 million as of March 31, 2008, primarily consisting of auction rate securities. These securities are municipal debt obligations issued with a variable interest rate that was reset every 7, 28, or 35 days via a Dutch auction. As a result of recent uncertainties in the auction rate securities markets, we have reduced our exposure to those investments. The Company subsequently has liquidated approximately $7.1 million of those securities at par and received all of its principal. As of May 7, 2008, our investments in auction rate securities had a par value of $5.1 million.

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

Based on our ability to access cash and other short-term investments, our expected operating cash flows and other sources of cash, we do not anticipate the current lack of liquidity of these investments will have a material effect on our liquidity or working capital.

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

PART II

OTHER INFORMATION

Item 5.	Other Information

On May 12, 2008, the Company announced that it is implementing initiatives to achieve approximately $50.0 million in annualized cost reductions as part of its continued focus on improving its cost structure and realizing operating efficiencies, and in response to the recent downturn in capital market activity. The cost reductions include the elimination of a total of approximately 650 positions, or approximately 15% of the Company’s total headcount. These incremental cost reductions, which the Company expects to be substantially completed in the second quarter, result from the following actions:

•	a reduction in the Company’s workforce, resulting in annualized cost savings of approximately $21.0 million.

•	the continuation of the 2007 initiatives that are underway, resulting in $9.0 million of incremental annualized cost savings.

•	the integration and transition of recently acquired businesses, resulting in an estimated $20.0 million of annualized cost savings.

Each of these three initiatives is further detailed below:

The Company will reduce its headcount by approximately 250 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce includes a broad range of functions and is enterprise-wide. The Company also will close down its digital print facility in Wilmington, MA and its manufacturing and composition operations in Atlanta, GA. Work that is currently produced in these facilities will be transferred to the Company’s other facilities or moved to outsourcing providers. The Company expects that the reduction in workforce and the shut down of these operations will be substantially completed by June 30, 2008. The Company expects that these actions will result in annualized savings of approximately $21.0 million, including approximately $11.0 million in the remainder of 2008. The Company estimates that the related restructuring charges resulting from these actions will result in a second quarter pre-tax charge of $8.0 to $9.0 million.

The cost savings measures implemented in 2006 and 2007 were designed to eliminate $35.0 million in costs over a three-year period. In the first two years of the three-year program, a total of $28.0 million in annual cost reductions was achieved. In 2008, Bowne expects to eliminate an additional $9.0 million in costs, which are estimated to result in annual savings of $37.0 million over the three-year period, exceeding the original target. These actions are a continuation of initiatives put into place in 2007, including the full year benefit of the conversion to a cash balance pension plan, the reduction in our annual lease cost at our corporate headquarters related to the downsizing of space occupied and, the integration of certain manufacturing facilities completed in the second half of 2007.

In May 2008, the Company also announced the following actions related to the integration of recently announced acquisitions:

•	the Company will close down one of the two digital print facilities in Dallas, TX which were acquired as part of the acquisition of Alliance Data Mail Services in November 2007. Work that is currently produced in this facility will be migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN, and Santa Fe Springs, CA.

•	the Company will close down the digital print facility located in Aston, PA, which was acquired as part of the acquisition of GCom in February 2008. Work that is currently produced in this facility will be migrated to the Company’s print facility in Secaucus, NJ.

•	the Company will close down the digital print facilities located in Melville, NY and Mt. Prospect, IL which were acquired as part of the acquisition of RSG Digital in April 2008. Work that is currently produced in these facilities will be migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN and Houston, TX.

The Company expects that the shut down of these facilities will reduce its headcount by approximately 400 positions and will be substantially completed by June 30, 2008. These actions will result in combined annualized cost savings of approximately $20.0 million, including approximately $12.0 million in the remainder of 2008. These shut downs will result in estimated costs of approximately $10.0 million to $12.0 million, of which a portion will be accrued as part of the cost of the acquisitions and a portion will be included in integration expense.

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

Date: May 12, 2008

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2008

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 12, 2008