Form 10-Q
period 2008-06-30
BOWNE & CO INC
filed 2008-08-11
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5842

Bowne & Co., Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-2618477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
55 Water Street	10041
New York, New York	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 26,963,522 shares of Common Stock outstanding as of August 1, 2008.

Form 10-Q
Item No.	Name of Item	Page

Part I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	41

Part II
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 6.	Exhibits	42
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands except per share data)

Revenue	$237,008	$262,198
Expenses:
Cost of revenue	(150,098)	(161,916)
Selling and administrative	(56,800)	(60,636)
Depreciation	(7,506)	(7,006)
Amortization	(991)	(462)
Restructuring charges, integration costs and asset impairment charges	(17,479)	(7,938)

	(232,874)	(237,958)

Operating income	4,134	24,240
Interest expense	(1,823)	(1,382)
Other income, net	1,424	242

Income from continuing operations before income taxes	3,735	23,100
Income tax expense	(1,692)	(7,267)

Income from continuing operations	2,043	15,833
Loss from discontinued operations, net of tax	(285)	(136)

Net income	$1,758	$15,697

Earnings per share from continuing operations:
Basic	$0.07	$0.56
Diluted	$0.07	$0.49
Loss per share from discontinued operations:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Total earnings per share:
Basic	$0.06	$0.56
Diluted	$0.06	$0.49
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands except per share data)

Revenue	$445,775	$474,220
Expenses:
Cost of revenue	(288,261)	(291,814)
Selling and administrative	(114,762)	(120,830)
Depreciation	(14,136)	(14,013)
Amortization	(1,579)	(795)
Restructuring charges, integration costs and asset impairment charges	(20,034)	(10,048)

	(438,772)	(437,500)

Operating income	7,003	36,720
Interest expense	(3,332)	(2,704)
Other income, net	2,190	521

Income from continuing operations before income taxes	5,861	34,537
Income tax expense	(2,005)	(8,520)

Income from continuing operations	3,856	26,017
(Loss) income from discontinued operations, net of tax	(863)	359

Net income	$2,993	$26,376

Earnings per share from continuing operations:
Basic	$0.14	$0.91
Diluted	$0.14	$0.82
(Loss) earnings per share from discontinued operations:
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01
Total earnings per share:
Basic	$0.11	$0.92
Diluted	$0.11	$0.83
Dividends per share	$0.11	$0.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Net income	$1,758	$15,697
Amortization of unrecognized pension adjustments, net of taxes of $132 and $305 for 2008 and 2007, respectively	212	487
Foreign currency translation adjustment	484	3,157
Net unrealized losses from marketable securities during the period, net of taxes of $18 and $0 for 2008 and 2007, respectively	(30)	—
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $35 and $0 for 2008 and 2007, respectively	57	—

Comprehensive income	$2,481	$19,341

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Net income	$2,993	$26,376
Amortization of unrecognized pension adjustments, net of taxes of $264 and $609 for 2008 and 2007, respectively	424	973
Foreign currency translation adjustment	134	3,705
Net unrealized losses from marketable securities during the period, net of taxes of $129 and $1 for 2008 and 2007, respectively	(210)	(1)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $35 and $0 for 2008 and 2007, respectively	57	—

Comprehensive income	$3,398	$31,053

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$37,598	$64,941
Marketable securities	88	38,805
Accounts receivable, less allowances of $5,854 (2008) and $4,302 (2007)	187,623	134,489
Inventories	27,197	28,789
Prepaid expenses and other current assets	56,535	43,198

Total current assets	309,041	310,222
Marketable securities, noncurrent	4,868	—
Property, plant and equipment at cost, less accumulated depreciation of $256,123 (2008) and $248,372 (2007)	130,346	121,848
Other noncurrent assets:
Goodwill	42,906	35,835
Intangible assets, less accumulated amortization of $3,778 (2008) and $2,203 (2007)	44,357	9,616
Deferred income taxes	21,606	24,906
Other	7,099	6,990

Total assets	$560,223	$509,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$75,824	$75,923
Accounts payable	36,868	36,136
Employee compensation and benefits	31,205	41,092
Accrued expenses and other obligations	62,639	48,122

Total current liabilities	206,536	201,273
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	49,525	1,835
Deferred employee compensation	35,735	36,808
Deferred rent	18,713	18,497
Other	601	525

Total liabilities	311,110	258,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,209,432 shares (2008) and 43,165,282 shares (2007)	432	432
Additional paid-in capital	110,199	120,791
Retained earnings	353,343	353,613
Treasury stock, at cost, 16,247,410 shares (2008) and 16,858,575 shares (2007)	(216,660)	(225,751)
Accumulated other comprehensive income, net	1,799	1,394

Total stockholders’ equity	249,113	250,479

Total liabilities and stockholders’ equity	$560,223	$509,417

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$2,993	$26,376
Adjustments to reconcile net income to net cash used in operating activities:
Net loss (income) from discontinued operations	863	(359)
Depreciation	14,136	14,013
Amortization	1,579	795
Asset impairment charges	—	3,393
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(54,731)	(44,355)
Net cash used in operating activities of discontinued operations	(1,287)	(3,032)

Net cash used in operating activities	(36,447)	(3,169)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,032)	(10,942)
Purchases of marketable securities	(5,000)	(9,600)
Proceeds from the sale of marketable securities and other	39,838	36,602
Acquisition of businesses, net of cash acquired	(61,187)	(12,588)

Net cash (used in) provided by investing activities	(36,381)	3,472

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	48,000	—
Payments of capital lease obligations	(542)	(548)
Proceeds from stock options exercised	732	10,780
Payment of dividends	(2,926)	(3,070)
Purchases of treasury stock	—	(18,726)
Other	221	621

Net cash provided by (used in) financing activities	45,485	(10,943)

Net decrease in cash and cash equivalents	(27,343)	(10,640)
Cash and cash equivalents, beginning of period	64,941	42,986

Cash and cash equivalents, end of period	$37,598	$32,346

Supplemental Cash Flow Information:
Cash paid for interest	$2,935	$2,389

Net cash paid (refunded) for income taxes	$2,643	$(987)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 may not be indicative of the results that may be expected for the full year.

As discussed further in Note 14, during the first quarter of 2008, the Company changed the way it reports and evaluates segment information. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company’s previous years’ segment information has been restated to conform to the current year’s presentation.

Note 2.	Acquisitions

Rapid Solutions Group

On April 9, 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash, which included working capital estimated at approximately $5.0 million. The amount of the purchased working capital is preliminary and is pending finalization. The Company estimates that the final working capital calculation could result in the payment of additional consideration up to $4.0 million. The net cash outlay for the acquisition as of June 30, 2008 was $15.0 million, which includes acquisition costs of approximately $0.5 million. Based upon preliminary estimates, approximately $8.1 million has been allocated to customer relationships and is being amortized over an average estimated useful life of 15 years, and approximately $3.9 million has been allocated to property and equipment, and is being depreciated over a weighted average estimated useful life of 4 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with EITF Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $3,250 as of the acquisition date related to integration costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with RSG’s operations and costs related to the closure of the RSG facilities. This amount is included in the preliminary purchase price allocation. As of June 30, 2008, the total balance remains accrued. The balance is expected to be paid by the end of 2008.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

GCom2 Solutions, Inc.

On February 29, 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46,317 in cash, which included working capital valued at $3,817. The net cash outlay for the acquisition as of June 30, 2008 was $47,540 which includes acquisition costs of $1,223. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $43,295 is reflected as part of goodwill, intangible assets, and property, plant, and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment in the Condensed Consolidated Balance Sheet as of June 30, 2008. A total of $7,195 has been allocated to goodwill, $2,700 has been allocated to trade names, $25,500 has been allocated to customer relationships and is being amortized over a weighted average estimated useful life of 13 years, and $7,900 has been allocated to computer software and is being depreciated over 5 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with EITF 95-03, the Company accrued $500 related to integration costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with GCom’s operations. This amount is included in the preliminary purchase price allocation. As of June 30, 2008, $378 remains accrued. The balance is expected to be paid by the end of 2008.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$5,398
Inventory	97
Prepaid and other current assets	250

Total current assets	5,745
Property, plant and equipment, net	8,568
Goodwill	7,195
Intangible assets	28,200
Other noncurrent assets	68

Total assets acquired	49,776

Current liabilities	(3,459)

Total liabilities assumed	(3,459)

Net assets acquired	$46,317

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Alliance Data Mail Services

As described in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, in November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for $7.8 million (which reflects a final working capital adjustment of approximately $1.5 million that was received by the Company in June 2008), for total consideration of $10.8 million. The net cash outlay as of June 30, 2008 for this acquisition was $11,347, which includes acquisition costs of $529.

In accordance with EITF 95-03, the Company accrued $1.7 million related to integration costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with the Alliance Data Mail Services operations. This amount is included in the preliminary purchase price allocation. As of June 30, 2008, $1.3 million remains accrued. The balance is expected to be paid by the end of 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$6,845
Inventory	2,785
Other current assets	3,594

Total current assets	13,224
Property, plant and equipment	582
Deferred tax assets	655
Other noncurrent assets	330

Total assets acquired	14,791

Accrued expenses and other current obligations	(3,973)

Total liabilities assumed	(3,973)

Net assets acquired	$10,818

The unaudited pro forma financial information related to this acquisition for the years ended December 31, 2007 and 2006 was presented in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 3.	Discontinued Operations

As described in more detail in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Company determined during the fourth quarter of 2007 that the assets of its JFS Litigators’ Notebook® (“JFS”) business no longer met the criteria of being classified as held for sale and therefore the assets and liabilities related to this business were reclassified as held and used and the results of operations for the JFS business have been reclassified and are included in the results from continuing operations. The results for the three and six months ended June 30, 2007 have been reclassified to reflect the current presentation of the JFS business.

The Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 include $5,262 and $5,681, respectively, related to an accrual for the present value of deferred rent for facilities formerly occupied by the Company’s discontinued businesses, as described further in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008 and December 31, 2007, $1,034 and $913, respectively, are included in accrued expenses and other obligations and $4,228 and $4,768, respectively, are included in deferred rent.

The Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 also include $3,162 and $3,678, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the sale of the Company’s discontinued globalization and outsourcing businesses, which are described more fully in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The total accrual related to the discontinued globalization business amounted to $2,614 and $3,130 as of June 30, 2008 and December 31, 2007, respectively, and the total accrual related to the discontinued outsourcing business amounted to $548 as of June 30, 2008 and December 31, 2007, respectively.

The loss from discontinued operations before income taxes for the three and six months ended June 30, 2008 was $152 and $351, respectively, which includes adjustments related to the estimated indemnification liabilities associated with the discontinued businesses and interest expense related to deferred rent associated with leased facilities formerly occupied by discontinued businesses. There was a loss from discontinued operations before

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income taxes of $221 for the three months ended June 30, 2007 and income from discontinued operations before income taxes of $584 for the six months ended June 30, 2007.

Note 4.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of June 30, 2008 and December 31, 2007 consist primarily of investments in auction rate securities of approximately $4.9 million and $38.7 million, respectively. These securities are municipal debt obligations issued with a variable interest rate that was reset every 7, 28, or 35 days via a Dutch auction. Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared.

During the six months ended June 30, 2008, the Company liquidated approximately $33.6 million of its auction rate securities at par and received all of its principal. The remaining investments in auction rate securities had a par value of approximately $5.1 million as of August 1, 2008, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified these securities as noncurrent assets as of June 30, 2008. The Company has recorded an unrealized loss related to its auction rate securities of $324 ($199 after tax) for the six months ended June 30, 2008. In addition, during the second quarter of 2008, the Company reclassified previously recorded unrealized losses of $92 ($57 after tax) due to the liquidation of certain auction rate securities (at par) during the second quarter of 2008, resulting in a net unrealized loss on these securities of $232 ($142 after tax) as of June 30, 2008.

Note 5.	Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory. The Company elected not to adopt the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” for its financial instruments that are not required to be measured at fair value.

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2008 and December 31, 2007.

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

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	June 30, 2008				December 31, 2007
	Carrying	Fair Value Measurements			Carrying	Estimated Fair
	Value	Total	Level 1	Level 2	Value	Value

Financial Assets
Cash and cash equivalents(1)	$37,598	$37,598	$37,598	$—	$64,941	$64,941
Marketable securities(2)	4,956	4,956	88	4,868	38,805	38,805

Total financial assets	$42,554	$42,554	$37,686	$4,868	$103,746	$103,746

Financial Liabilities
Convertible subordinated debentures(3)	$75,000	$73,905	$73,905	$—	$75,000	$77,387
Senior revolving credit facility(4)	48,000	48,000	—	48,000	—	—

Total financial liabilities	$123,000	$121,905	$73,905	$48,000	$75,000	$77,387

(1)	Included in cash and cash equivalents are money market funds of $4,910 and $17,498 as of June 30, 2008 and December 31, 2007, respectively.

(2)	Included in marketable securities are auction rate securities of $4,868 and $38,700 as of June 30, 2008 and December 31, 2007, respectively.

(3)	Included in the current portion of long-term debt and other short term borrowings in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively.

(4)	Included in long-term debt, net of current portion in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively.

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of June 30, 2008: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as described further in Note 4 to the Condensed Consolidated Financial Statements; (iii) the carrying value of the liability under the revolving credit agreement, which is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, approximates fair value since this facility has a variable interest rate similar to those that are currently available to the Company and is reflective of current market conditions; and (iv) the carrying value of the Company’s convertible debentures are carried at historical cost, the fair value disclosed is based on publicly listed dealer prices.

Due to current market conditions related to auction rate securities, the Company has reclassified its auction rate securities held as of June 30, 2008 to a Level 2 fair value measurement classification from a Level 1 classification as of December 31, 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company has measured the share-based compensation expense for stock options granted during the six months ended June 30, 2008 and 2007 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The Company did not grant any options during the three and six months ended June 30, 2008, respectively. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2007 was $5.30 and $5.01, respectively. The weighted-average fair values were calculated using the Black-Scholes-Merton option pricing model. The following assumptions were used to determine the weighted-average fair value of the stock options granted in 2007:

	June 30, 2007
	Three Months	Six Months
	Ended	Ended

Expected dividend yield	1.3%	1.3%
Expected stock price volatility	32.9%	32.3%
Risk-free interest rate	4.7%	4.6%
Expected life of options	5 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the three and six months ended June 30, 2007, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $188 and $400 for the three and six months ended June 30, 2008, respectively, and $303 and $605 for the three and six months ended June 30, 2007, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of June 30, 2008, there was approximately $721 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.2 years.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of the stock option activity for the six months ended June 30, 2008 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2008	2,362,230	$13.88
Granted	—	$—
Exercised	(750)	$16.94
Forfeited/Cancelled	(71,000)	$18.17

Outstanding as of March 31, 2008	2,290,480	$13.75
Granted	—	$—
Exercised	(64,950)	$11.12
Forfeited/Cancelled	(135,204)	$16.05

Outstanding as of June 30, 2008	2,090,326	$13.68	$1,016
Exercisable as of June 30, 2008	1,638,821	$13.23	$1,016

The total intrinsic value of the options exercised during the three and six months ended June 30, 2008 was $212 and $215, respectively, and $3,883 and $3,984 for the three and six months ended June 30, 2007, respectively. The amount of cash received from the exercise of stock options was $732 and $10,780 for the six months ended June 30, 2008 and 2007, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $19 and $42 for the three and six months ended June 30, 2008, respectively, and $20 and $39 for the three and six months ended June 30, 2007, respectively. The actual tax benefits realized from stock option exercises were $72 and $73 for the three and six months ended June 30, 2008, respectively, and $1,495 and $1,530 for the three and six months ended June 30, 2007, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $11 and $621 for the six months ended June 30, 2008 and 2007, respectively.

The following table summarizes weighted-average option exercise price information as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	167,895	3 years	$9.40	167,895	$9.40
$10.32 - $11.99	142,732	2 years	$10.61	142,732	$10.61
$12.00 - $14.00	873,114	2 years	$13.29	853,614	$13.28
$14.01 - $15.77	871,665	5 years	$15.24	458,165	$15.17
$15.78 - $19.72	34,920	7 years	$17.49	16,415	$17.91

	2,090,326	3 years	$13.68	1,638,821	$13.23

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock option awards as of June 30, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2008	509,275	$4.99
Granted	—	—
Vested	(22,459)	$4.91
Forfeited	—	—

Nonvested stock options as of March 31, 2008	486,816	$4.99

Granted	—	—
Vested	(26,061)	$4.66
Forfeited	(9,250)	$4.64

Nonvested stock options as of June 30, 2008	451,505	$5.02

Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2008 amounted to $21 and $41, respectively. Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2007 amounted to $11 and $19.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of June 30, 2008 and December 31, 2007, the amounts included in stockholders’ equity for these units were $5,502 and $5,199, respectively. As of June 30, 2008 and December 31, 2007, there were 499,025 and 471,340 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,251 and $2,221 as of June 30, 2008 and December 31, 2007, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of June 30, 2008 and December 31, 2007, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of June 30, 2008 and December 31, 2007, there were 182,639 and 179,862, respectively, deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $292 and $587 for the three and six months ended June 30, 2008, respectively and $279 and $538 for the three and six months ended June 30, 2007, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock and Restricted Stock Units (excluding awards under the 2008 Equity Incentive Plan)

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

A summary of the restricted stock activity as of June 30, 2008 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2008	24,000	$15.22
Granted	69,000	$12.77
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2008	93,000	$13.40
Granted	52,000	$14.14
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of June 30, 2008	145,000	$13.67

Compensation expense related to restricted stock awards amounted to $246 and $369 for the three and six months ended June 30, 2008, respectively, and $108 and $217 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008 unrecognized compensation expense related to restricted stock grants amounted to $1,471, which will be recognized over a weighted-average period of 1.7 years.

Long-Term Equity Incentive Plan

The Company’s Board of Directors approved a Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees were granted restricted stock units (“RSUs”) at a target level based on certain criteria. The actual amount of RSUs earned was based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and ranged from 0% to 200% of the target RSUs granted. The performance goal was based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provided for accelerated payout if the maximum average ROIC performance target was attained within the initial two-years of the three-year performance cycle. The awards were subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted was determined based on the fair value of the Company’s stock at the date of grant and was charged to compensation expense for most employees based on the date of grant through the payment date.

As discussed in further detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the maximum average ROIC performance target was attained in 2007, and as such, the Company recognized compensation expense reflecting the accelerated payout at 200%. The Company recorded compensation expense related to the LTEIP of $0 and $1,044 for the three months ended June 30, 2008 and 2007, respectively, and $1,122 and $2,306 for the six months ended June 30, 2008 and 2007, respectively. The compensation expense recognized under the LTEIP for the six months ended June 30, 2008,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represents the remaining compensation through the payment date of the awards, which occurred in March 2008. The total amount of shares awarded in March 2008 related to the settlement of the LTEIP was approximately 938,000.

2008 Equity Incentive Plan

In April 2008, the Company’s Compensation and Management Development Committee of the Board of Directors approved the 2008 Equity Incentive Plan (“EIP”). In accordance with the EIP, certain officers and key employees were granted RSUs at a target level during the second quarter of 2008. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the one-year performance period beginning January 1, 2008 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the Company’s ROIC for the one-year performance period. The Company granted 205,000 RSUs in accordance with the EIP during the second quarter of 2008. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected payment date. The compensation expense related to RSUs amounted to $363 for the three and six months ended June 30, 2008, respectively, based on an estimated performance level through the end of the performance cycle. The unrecognized compensation expense based on the current expected performance level for these grants amounted to $1,296, which will be recognized through March 2009. The total number of unvested RSUs as of June 30, 2008 was 205,000 at target, with a weighted-average grant date fair value of $16.18.

Note 7.	Earnings Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The weighted-average diluted shares outstanding for the three months ended June 30, 2008 and 2007 excludes the dilutive effect of 367,391 and 365,284 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. The weighted-average diluted shares outstanding for the six months ended June 30, 2008 and 2007 excludes the dilutive effect of 731,159 and 395,336 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” the weighted-average diluted shares outstanding for the three and six months ended June 30, 2007 includes the effect of 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinate debentures of $577 and $1,154 for the three and six months ended June 30, 2007, respectively, since the effects are dilutive to the earnings per share calculation for these periods. The weighted average diluted earnings per share for the three and six months ended June 30, 2008 excludes the effect of the 4,058,445 shares that could be issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for these periods.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	June 30,
	2008	2007

Basic shares	27,548,857	28,384,122
Diluted shares	27,833,972	33,171,242

	Six Months Ended
	June 30,
	2008	2007

Basic shares	27,301,482	28,570,559
Diluted shares	27,754,901	33,208,673

Note 8.	Inventories

Inventories of $27,197 as of June 30, 2008 included raw materials of $9,871 and work-in-process and finished goods of $17,326. As of December 31, 2007, inventories of $28,789 included raw materials of $11,641 and work-in-process and finished goods of $17,148.

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2008 are as follows:

Balance at January 1, 2008	$35,835
Goodwill associated with the acquisition of GCom	7,195
Purchase price adjustments for prior acquisitions	(73)
Foreign currency translation adjustment	(51)

Balance at June 30, 2008	$42,906

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Indefinite lived intangible assets:
Trade names	$2,700	$—	$—	$—
Amortizable intangible assets:
Customer relationships	45,410	3,762	11,794	2,190
Covenants not-to-compete	25	16	25	13

	$48,135	$3,778	$11,819	$2,203

The increase in customer relationships and trade names as of June 30, 2008 is primarily attributable to the preliminary allocation of the purchase price related to the acquisitions of GCom and RSG as described in more detail in Note 2.

Note 10.	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets services revenue. As a result, the Company took several steps over the past several years to reduce fixed costs, eliminate

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions and costs associated with closing down and consolidating facilities.

In accordance with the Company’s reorganization plan that was announced in May 2008, during the second quarter of 2008 the Company reduced its headcount by approximately 270 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company also closed its digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The related restructuring charges resulting from these actions resulted in a second quarter pre-tax charge of approximately $13.7 million. The other significant charges incurred during the first half of 2008 primarily represent integration costs of approximately $4.9 million related to the acquisitions of Alliance Data Mail Services, GCom and RSG which were acquired in November 2007, February 2008 and April 2008, respectively, and costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. Total restructuring, integration, and asset impairment charges amounted to $17,479 for the three months ended June 30, 2008 and $20,034 for the six months ended June 30, 2008.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Severance and personnel-related costs	$11,655	$12,314
Occupancy related costs	1,687	1,889
Other (primarily integration costs)	4,137	5,831

Total	$17,479	$20,034

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2006, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2006	$1,651	$2,205	$210	$4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	1,682	1,329	—	3,011
2008 expenses	12,314	1,889	5,831	20,034
Paid in 2008	(5,544)	(1,588)	(5,453)	(12,585)

Balance at June 30, 2008	$8,452	$1,630	$378	$10,460

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by June 2009.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Debt

The components of debt at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Convertible subordinated debentures	$75,000	$75,000
Revolving credit facility	48,000	—
Other	2,349	2,758

	$125,349	$77,758

As of June 30, 2008, the Company had $48.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility. During the six months ended June 30, 2008, the weighted-average interest rate on this line of credit approximated 3.87%. There were no borrowings outstanding as of December 31, 2007. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial loan covenants as of June 30, 2008 and based upon its current projections, the Company believes it will be in compliance with the quarterly financial loan covenants for the remainder of fiscal year 2008. Amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010.

The Company’s $75.0 million Convertible Subordinated Debentures (the “Notes”) are classified as current debt as of June 30, 2008 and December 31, 2007, as a result of the redemption/repurchase feature in October 2008, which is described in more detail below and in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company is not subject to any financial covenants under the Notes.

October 1, 2008 marks the five year anniversary of the Notes that were put in place on October 1, 2003. This is also the first day on which the “put” and “call” option is exercisable.

On October 1, 2008 the holders of the Notes have the right to put the Notes to Bowne which would require the Company to redeem the Notes (at par) for a $75.0 million cash payment, plus accrued interest, if any. Likewise, on October 1, 2008 Bowne has the right to call the Notes which would enable Bowne to redeem the Notes (at par) for a $75.0 million cash payment, plus accrued interest, if any.

Based upon the current convertible bond market conditions the Company believes it is highly probable that the holders of the Notes will exercise their “put” rights on October 1, 2008 and require that Bowne redeem the Notes for cash. Bowne is currently evaluating its options to address this situation including the possibility of an offer to amend the existing Indenture to encourage Note holders not to exercise their put option on October 1, 2008, of which the exact nature and terms of the amendment are still under consideration. The Company can also use the revolving credit facility that is in place to fund the redemption of the Notes. This is a permitted use of the revolver facility and will allow the Company to fund the redemption of the entire $75.0 million or the portion thereof related to the exercise of the put option on the part of the existing Note holders.

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

The components of the net periodic (benefit) cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$839	$1,519	$146	$160
Interest cost	1,810	1,785	322	267
Expected return on plan assets	(2,504)	(2,096)	—	—
Amortization of transition (asset) liability	(80)	(70)	—	8
Amortization of prior service (credit) cost	(413)	84	232	430
Amortization of actuarial loss	156	73	449	249

Net periodic (benefit) cost of defined benefit plans	(192)	1,295	1,149	1,114
Union plans	138	72	—	—
Other retirement plans	551	501	—	—

Total cost	$497	$1,868	$1,149	$1,114

	Pension Plan
	Six Months Ended		SERP
	June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost	$1,678	$3,224	$292	$320
Interest cost	3,620	3,811	644	533
Expected return on plan assets	(5,008)	(4,475)	—	—
Amortization of transition (asset) liability	(160)	(150)	—	16
Amortization of prior service (credit) cost	(826)	179	464	860
Amortization of actuarial loss	312	161	898	498

Net periodic (benefit) cost of defined benefit plans	(384)	2,750	2,298	2,227
Union plans	261	174	—	—
Other retirement plans	1,208	1,022	—	—

Total cost	$1,085	$3,946	$2,298	$2,227

The amortization of the transition (asset)/liability, prior service (credit)/cost and actuarial loss for the three and six months ended June 30, 2008, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will remeasure and record the plans’ funded status as of December 31, 2008, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2008.

Note 13.	Income Taxes

Income tax expense for the three months ended June 30, 2008 was $1,692 on pre-tax income from continuing operations of $3,735 compared to $7,267 on pre-tax income from continuing operations of $23,100 for the same period in 2007. The effective tax rates for the three months ended June 30, 2008 and 2007 were 45.3% and 31.5%, respectively. The higher effective tax rate for the three months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $2,734 related to the completion of an Internal Revenue Services (“IRS”) audit of our 2002 through 2004 federal income tax returns, and the related recognition of previously unrecognized tax benefits.

Income tax expense for the six months ended June 30, 2008 was $2,005 on pre-tax income from continuing operations of $5,861 compared to $8,520 on pre-tax income from continuing operations of $34,537 for the same period in 2007. The effective tax rates for the six months ended June 30, 2008 and 2007 were 34.2% and 24.7%, respectively. The higher effective tax rate for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $6,681 related to the completion of the aforementioned IRS audits of our 2002 through 2004 federal income tax returns, settlement of the audit of the 2001 federal income tax return and the related recognition of previously unrecognized tax benefits.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 is $9,195 and $9,283, respectively, which includes estimated interest and penalties of $1,652 and $1,550, respectively. There were no significant changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2008.

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 were completed in 2007, and are described in more detail in Note 10 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Company’s 2005 and 2006 U.S. federal income tax returns are in the process of being audited by the IRS. The Company’s income tax returns filed in state and local and foreign jurisdictions have been audited at various times.

Note 14.	Segment Information

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, during 2007 the Company announced several significant changes to its organizational structure to support the consolidation of its divisions into a unified model that supports Bowne’s full range of service offerings, from services related to capital markets and compliance reporting to investment management solutions and personalized, digital marketing and business communications. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, we evaluated the impact on segment reporting and made certain changes to our segment reporting in the first quarter of 2008. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been presented to reflect one reportable segment in accordance with SFAS No. 131.

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

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Revenue	$237,008	$262,198
Cost of revenue	(150,098)	(161,916)

Gross margin	86,910	100,282
Selling and administrative expenses	(56,800)	(60,636)

Segment profit	30,110	39,646
Depreciation expense	(7,506)	(7,006)
Amortization expense	(991)	(462)
Restructuring, integration and asset impairment charges	(17,479)	(7,938)
Interest expense	(1,823)	(1,382)
Other income, net	1,424	242

Income from continuing operations before income taxes	$3,735	$23,100

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Revenue	$445,775	$474,220
Cost of revenue	(288,261)	(291,814)

Gross margin	157,514	182,406
Selling and administrative expenses	(114,762)	(120,830)

Segment profit	42,752	61,576
Depreciation expense	(14,136)	(14,013)
Amortization expense	(1,579)	(795)
Restructuring, integration and asset impairment charges	(20,034)	(10,048)
Interest expense	(3,332)	(2,704)
Other income, net	2,190	521

Income from continuing operations before income taxes	$5,861	$34,537

Note 15.	Subsequent Event

On June 26, 2008, the Company entered into a definitive agreement to acquire the US-based assets and operating business of Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City. Capital’s former office in midtown New York City complements the Company’s existing facility in the downtown New York City financial district. Capital enables Bowne to further extend its reach into key existing verticals: investment management, compliance reporting and capital markets services. Capital provides mutual fund quarterly and annual reporting and disclosure documents, such as SEC filings, including proxy statements and 10-Ks, as well as capital markets services for equity offerings, debt deals, securitizations, and mergers and acquisitions. The Company completed the acquisition on July 1, 2008 for approximately $13.0 million.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	general economic or capital market conditions affecting the demand for capital markets services or the Company’s other services;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the three and six months ended June 30, 2008 reflect a significant decline in capital markets activity as compared to the same periods in 2007. Total revenue declined approximately $25.2 million, or 10%, and $28.5 million, or 6%, respectively, as compared to the same periods in 2007. Capital markets services revenue, which historically has been the Company’s most profitable service offering, decreased $16.1 million, or 20%, and $28.1 million, or 19%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services decreased $15.9 million, or 12%, and $11.9 million, or 5%, for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These decreases were partially offset by increases in marketing and business communications services revenue for the three and six months ended June 30, 2008 as compared to the same periods in 2007, primarily a result of the addition of revenue associated with the Company’s recent acquisitions. Diluted earnings per share from continuing operations was $0.07 for the three months ended June 30, 2008 as compared to $0.49 for the same period in 2007 and $0.14 for the six months ended June 30, 2008 as compared to $0.82 for the same period in 2007.

During the first half of 2008, the Company acquired the following businesses:

In February 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash. The acquisition included working capital valued at approximately $3.8 million. The integration of GCom was substantially completed during the second quarter of 2008. This acquisition expands the Company’s shareholder reporting services offerings in the United States, the United Kingdom, Ireland and Luxembourg.

In April 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash. The acquisition included working capital valued at approximately $5.0 million. The amount of the purchased working capital is preliminary and is pending finalization. The Company estimates that the final working capital calculation could result in the payment of additional consideration up to $4.0 million. RSG is a provider of end-to-end solutions for marketing and business communications clients in the financial services and healthcare industries, which will enable the Company to further expand its presence in those markets. The RSG business was substantially integrated into the Company’s existing distributive print network during the second quarter of 2008.

In June 2008, the Company entered into a definitive agreement to acquire the US-based assets and operating business of Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City. Capital’s former office in midtown New York City complements the Company’s existing facility in the downtown New York City financial district. Capital enables Bowne to further extend its reach into key existing verticals: investment management, compliance reporting and capital markets services. Capital provides mutual fund quarterly and annual reporting and disclosure documents, such as SEC filings, including proxy statements and 10-Ks, as well as capital markets services for equity offerings, debt deals, securitizations, and mergers and acquisitions. The Company completed the acquisition on July 1, 2008 for approximately $13.0 million. The Company expects Capital to contribute approximately $15.0 million in revenue during the second half of 2008. The integration of this business was substantially completed during July 2008.

The annualized revenue from the three completed acquisitions discussed above and the acquisition of Alliance Data Mail Services, which was acquired in November 2007, is expected to approximate $110.0 million to $120.0 million. These acquisitions support the Company’s strategy to diversify its revenue stream and reduce its dependency on the capital markets and also expands the Company’s presence in the New York City market. The Company also believes that these acquisitions provide it with the ability to realize significant operating efficiencies and cost synergies by integrating these businesses into Bowne’s existing operations. It is estimated that these acquisitions will generate incremental annualized segment profit of approximately $25.0 million to $30.0 million. These acquisitions are discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

During the second quarter of 2008, the Company implemented initiatives to achieve approximately $55.0 million in annualized cost reductions. These initiatives were part of the Company’s continued focus on improving its cost structure and realizing operating efficiencies, and in response to the recent downturn in capital markets activity. The cost reductions included the elimination of a total of approximately 670 positions, or approximately 16% of the Company’s total headcount. These incremental cost reductions were substantially completed in the second quarter and consist of the following:

•	a reduction in the Company’s workforce by approximately 270 positions, resulting in expected annualized cost savings of approximately $23.0 million.

•	the continuation of the 2007 initiatives that are underway, resulting in $9.0 million of expected incremental annualized cost savings.

•	the integration and transition of recently acquired businesses, including the closure of facilities and a reduction in headcount of approximately 400 positions, resulting in an estimated $23.0 million of annualized cost savings.

These three initiatives are further detailed below:

The Company reduced its headcount by approximately 270 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company also has closed its digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The Company expects that these actions will result in annualized savings of approximately $23.0 million, including approximately $11.0 million to $13.0 million in 2008. The related restructuring charges resulting from these actions resulted in a second quarter pre-tax charge of approximately $13.7 million.

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

The Company also announced the following actions related to the integration of recently announced acquisitions:

•	the Company closed one of the two digital print facilities in Dallas, TX that were acquired as part of the acquisition of Alliance Data Mail Services in November 2007. Work that was produced in this facility has been migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN, and Santa Fe Springs, CA.

•	the Company closed the digital print facility located in Aston, PA, which was acquired as part of the acquisition of GCom in February 2008. Work that was produced in this facility has been migrated to the Company’s print facility in Secaucus, NJ.

•	the Company is in the process of closing the digital print facilities located in Melville, NY and Mt. Prospect, IL which were acquired as part of the acquisition of RSG. Work that was produced in these facilities will be migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN and Houston, TX.

The closure of these facilities has reduced the Company’s headcount by approximately 400 positions and has been substantially completed by July 2008. The Company believes that these actions will result in combined annualized cost savings of approximately $23.0 million, including approximately $12.0 million in the remainder of 2008. These shut downs are expected to result in estimated costs of approximately $13.5 million to $14.5 million, of which approximately $5.5 million has been accrued as part of the cost of these acquisitions and approximately

$8.0 million to $9.0 million will be included in integration expense (approximately $4.7 million has been recorded as integration expense for these acquisitions through June 30, 2008) or capitalized as a component of the Company’s property, plant and equipment.

In addition, the Company also expects to incur costs of approximately $2.0 million to $2.5 million related to the integration of Capital, of which a portion will be accrued as part of the acquisition and a portion will be included in integration expense. The Company expects to realize annualized cost savings of approximately $5.0 million to $6.0 million related to this integration.

Items Affecting Comparability

The Company continually reviews its business, manages its costs and aligns its resources with market demand, especially in light of the volatility of the capital markets experienced over the last several years and the resulting variability in capital markets services revenue. As a result, the Company took several steps over the last several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market pressures or unfavorable economic conditions. In addition, the Company has incurred expenses related to the transition and integration of its recent acquisitions.

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total restructuring, integration and asset impairment charges	$17,479	$7,938	$20,034	$10,048
After tax impact	$10,743	$4,881	$12,483	$6,179
Per share impact	$0.39	$0.15	$0.45	$0.19

The charges taken during the three and six months ended June 30, 2008 primarily represent the following: (i) costs related to the Company’s headcount reductions, as previously discussed (ii) integration costs of approximately $3.8 million and $4.9 million, respectively, related to the Company’s recent acquisitions, (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. Further discussion of the restructuring, integration and asset impairment activities is included in the results of operations, which follows, as well as in Note 10 to the Condensed Consolidated Financial Statements.

Results of Operations

As discussed in more detail in Note 14 to the Condensed Consolidated Financial Statements, the Company has been realigned to operate as a unified company in 2008, and no longer operates itself as two separate business units. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The results of operations for the three and six months ended June 30, 2008 and 2007 reflect this current presentation.

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

Three Months ended June 30, 2008 compared to Three Months ended June 30, 2007

					Quarter Over Quarter
	Three Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue	$65,994	28%	$82,118	31%	$(16,124)	(20)%
Shareholder reporting services revenue:
Compliance reporting	66,529	28	80,755	31	(14,226)	(18)
Investment management	50,974	22	54,063	21	(3,089)	(6)
Translation services	5,005	2	3,623	1	1,382	38

Total shareholder reporting services revenue	122,508	52	138,441	53	(15,933)	(12)

Marketing and business communications services revenue	39,039	16	30,602	12	8,437	28
Commercial printing and other revenue	9,467	4	11,037	4	(1,570)	(14)

Total revenue	237,008	100	262,198	100	(25,190)	(10)
Cost of revenue	(150,098)	(63)	(161,916)	(62)	11,818	7

Gross margin	86,910	37	100,282	38	(13,372)	(13)
Selling and administrative expenses	(56,800)	(24)	(60,636)	(23)	3,836	6

Segment profit	$30,110	13%	$39,646	15%	$(9,536)	(24)%

Revenue

Total revenue decreased $25,190, or 10%, to $237,008 for the three months ended June 30, 2008 as compared to the same period in 2007. The decline in revenue is primarily attributed to the decrease in capital markets services revenue which reflects a reduction in overall capital market activity during the three months ended June 30, 2008 as compared to the same period in 2007. Overall capital market activity for the three months ended June 30, 2008 reflects a decrease in overall filing activity of approximately 29% and a decrease in priced initial public offerings (“IPOs”) of approximately 73% as compared to the second quarter of 2007. As such, revenue from capital markets services decreased $16,124, or 20%, during the three months ended June 30, 2008 as compared to the same period in 2007. Included in capital markets services revenue for the three months ended June 30, 2008 is $3,579 of revenue related to the Company’s virtual dataroom (“VDR”) services, which increased 5% as compared to the same period in 2007. Also contributing to the decrease in total revenue was a decrease in shareholder reporting services revenue of $15,933, or 12%, for the three months ended June 30, 2008 as compared to the same period in 2007.

Shareholder reporting services revenue includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue decreased approximately 18% for the three months ended June 30, 2008 as compared to the same period in 2007 and investment management revenue decreased approximately 6% for the three months ended June 30, 2008 as compared to the same period in 2007. Offsetting the decrease was an increase in translation services revenue of 38% during the second quarter of 2008 as compared to the same period in 2007. The decrease in compliance reporting revenue is due to several factors. Compliance reporting revenue in 2007 benefited from new SEC regulations regarding executive compensation proxy disclosures, resulting in more extensive disclosure requirements and an increased amount of work related to the initial preparation of these new disclosures. Compliance reporting revenue in 2007 also benefited from larger non-recurring special notice and proxy jobs in 2007 as compared to 2008. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to the same period in 2007. The decrease in investment management revenue is primarily a result of lower print volumes in 2008 as compared to 2007, one-time jobs in 2007 and the timing of certain projects. Revenue from investment management services also declined during 2008 as a result of the Company’s decision not to pursue certain low margin jobs that were worked on during 2007. This decrease was partially offset by the addition of $3,843 of revenue from the acquisition of GCom, which was acquired in February 2008. The increase in translation services revenue is due to the addition of new clients and increased work from existing clients.

Marketing and business communications services revenue increased $8,437, or 28%, during the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to the addition of $14,732 of combined revenue from the Company’s recent acquisitions including: Alliance Data Mail Services, which was acquired in November 2007, and GCom and RSG, as previously discussed. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to lower activity levels from existing customers, the loss of certain accounts in 2008 as compared to the same period in 2007 and the timing of certain recurring jobs that occurred during the second quarter of 2007 but are expected to occur during the second half of 2008. Commercial printing and other revenue decreased approximately 14% for the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to lower activity levels in 2008 as a result of the general downturn in the economy.

					Quarter Over Quarter
	Three Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$184,131	78%	$201,927	77%	$(17,796)	(9)%
International	52,877	22	60,271	23	(7,394)	(12)

Total revenue	$237,008	100%	$262,198	100%	(25,190)	(10)%

Revenue from the domestic market decreased 9% to $184,131 for the three months ended June 30, 2008, compared to $201,927 for the three months ended June 30, 2007. This decrease is primarily due to the reduction in capital markets services revenue and shareholder reporting services revenue, as discussed further above.

Revenue from the international markets decreased 12% to $52,877 for the three months ended June 30, 2008, as compared to $60,271 for the three months ended June 30, 2007. Revenue from the international markets primarily reflects a reduction in shareholder reporting services revenue in Europe, Asia and Canada and a decline in capital markets services revenue in Asia and Canada. These decreases were partially offset by increases in capital markets services revenue and translation services revenue in Europe as a result of the addition of new clients. Also offsetting the decrease in revenue from the international markets is the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from the international markets decreased 18% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Gross Margin

Gross margin decreased $13,372, or 13%, for the three months ended June 30, 2008 as compared to the same period in 2007 and the gross margin percentage decreased by one percentage point, to 37% for the three months ended June 30, 2008 as compared to a gross margin percentage of 38% for the three months ended June 30, 2007. The decrease in gross margin was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the decrease in gross margin percentage was the increase in revenue from recent acquisitions. Combined revenue for these acquisitions during the three months ended June 30, 2008 was $18,575, with a gross margin of $1,550. These operations are in the process of being integrated into Bowne’s existing operations and management expects them to make a positive contribution during the second half of 2008 and beyond. Excluding the results of the recent acquisitions during the three months ended June 30, 2008, gross margin percentage would have been approximately 39%, an increase of 1% as compared to the same period in 2007. The improvement reflects the positive impact of the recent cost savings initiatives implemented by the Company.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3,836, or 6%, for the three months ended June 30, 2008 as compared to the same period in 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions, and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred during the three months ended June 30, 2008, the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. Offsetting the decrease in selling and administrative expenses for the three months ended June 30, 2008 as compared to the same period in 2007 was an increase in costs associated with increasing the VDR and translation services sales force during the last twelve months and increased labor costs as a result of the Company’s recent acquisitions. As a percentage of revenue, overall selling and administrative expenses increased to 24% for the three months ended June 30, 2008 as compared to 23% for the same period in 2007.

Segment Profit

As a result of the foregoing, segment profit (as defined in Note 14 to the Condensed Consolidated Financial Statements) of $30.1 million decreased 24% for the three months ended June 30, 2008 as compared to 2007 and segment profit as a percentage of revenue decreased to approximately 13% for the three months ended June 30, 2008 as compared to 15% for the same period in 2007. The decrease in segment profit is primarily a result of the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Segment profit for the three months ended June 30, 2008 includes a profit of $0.3 million on revenue of $18.6 million related to the operations of the Company’s recent acquisitions, which are in the process of being integrated into the Company’s operations. Excluding the results of these operations, segment profit was $29.8 million, or 14% of revenue. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

					Quarter Over Quarter
	Three Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(7,506)	(3)%	$(7,006)	(3)%	$(500)	(7)%
Amortization	$(991)	—	$(462)	—	$(529)	(115)%
Restructuring, integration and asset impairment charges	$(17,479)	(7)%	$(7,938)	(3)%	$(9,541)	(120)%
Interest expense	$(1,823)	(1)%	$(1,382)	(1)%	$(441)	(32)%
Other income, net	$1,424	1%	$242	—	$1,182	488%
Income tax expense	$(1,692)	(1)%	$(7,267)	(3)%	$5,575	77%
Effective tax rate	45.3%		31.5%
Loss from discontinued operations	$(285)	—	$(136)	—	$(149)	(110)%

Depreciation and amortization expense increased for the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s recent acquisitions. The increases in depreciation expense were partially offset by decreases due to depreciation expense recognized for the three months ended June 30, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the three months ended June 30, 2008 were $17,479 as compared to $7,938 for the same period in 2007. The charges incurred during the three months ended June 30, 2008 primarily consisted of (i) costs related to the Company’s headcount reductions that were announced in May 2008, (ii) integration costs of approximately $3.8 million related to the Company’s recent acquisitions and (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. The charges incurred during the three months ended June 30, 2007 primarily consisted of (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) facility exit costs related to leased warehouse space, (iii) severance and integration costs related to the integration of the St. Ives Financial business and (iv) Company-wide workforce reductions.

Interest expense increased $441, or 32%, for the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during the three months ended June 30, 2008. There were no such borrowings during the same period in 2007.

Other income increased $1,182 for the three months ended June 30, 2008 as compared to the same period in 2007, primarily due to the reduction of a legal reserve during the three months ended June 30, 2008 resulting from the withdrawal of an outstanding legal claim from prior years. Also contributing to the increase in other income for the three months ended June 30, 2008 as compared to the same period in 2007 was a decrease in foreign currency losses during the second quarter of 2008 as compared to the same period in the prior year.

Income tax expense for the three months ended June 30, 2008 was $1,692 on pre-tax income from continuing operations of $3,735 compared to $7,267 on pre-tax income from continuing operations of $23,100 for the same period in 2007. The effective tax rates for the three months ended June 30, 2008 and 2007 were 45.3% and 31.5%, respectively. The higher effective tax rate for the three months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $2,734 related to the completion of an Internal Revenue Services (“IRS”) audit of our 2002 through 2004 federal income tax returns, and the related recognition of previously unrecognized tax benefits.

As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the results from discontinued operations for the three months ended June 30, 2007 have been reclassified to reflect the current presentation of the JFS business as part of continuing operations. The loss from discontinued operations for the three months ended June 30, 2008 was $285 as compared to a loss of $136 for the three months ended June 30, 2007. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net income for the three months ended June 30, 2008 was $1,758 as compared to net income of $15,697 for the three months ended June 30, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended June, 2008 and 2007 are as follows:

	Three Months Ended
	June 30,
	2008	2007

Domestic (United States)	$(2,289)	$14,684
International	6,024	8,416

Income from continuing operations before taxes	$3,735	$23,100

The decrease in domestic and international pre-tax income (loss) from continuing operations is primarily due to the decrease in revenue for the three months ended June 30, 2008 as compared to the same period in 2007, primarily capital markets services revenue and shareholder reporting services revenue, as previously discussed. In addition, the domestic and international results for the three months ended June 30, 2008 include approximately $16.6 million and $0.9 million, respectively, of restructuring and integration costs, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that are not allocated to the Company’s international operations.

Six Months ended June 30, 2008 compared to Six Months ended June 30, 2007

					Period Over Period
	Six Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue	$116,308	26%	$144,448	30%	$(28,140)	(19)%
Shareholder reporting services revenue:
Compliance reporting	119,977	27	131,784	28	(11,807)	(9)
Investment management	99,040	22	100,718	21	(1,678)	(2)
Translation services	9,038	2	7,411	2	1,627	22

Total shareholder reporting services revenue	228,055	51	239,913	51	(11,858)	(5)

Marketing and business communications services revenue	82,519	19	67,343	14	15,176	23
Commercial printing and other revenue	18,893	4	22,516	5	(3,623)	(16)

Total revenue	445,775	100	474,220	100	(28,445)	(6)
Cost of revenue	(288,261)	(65)	(291,814)	(62)	3,553	1

Gross margin	157,514	35	182,406	38	(24,892)	(14)
Selling and administrative expenses	(114,762)	(26)	(120,830)	(25)	6,068	5

Segment profit	$42,752	9%	$61,576	13%	$(18,824)	(31)%

Revenue

Total revenue decreased $28,445, or 6%, to $445,775 for the six months ended June 30, 2008 as compared to the same period in 2007. The decline in revenue is primarily attributed to the decrease in capital markets services revenue which reflects a reduction in overall capital market activity during the six months ended June 30, 2008 as compared to the same period in 2007. Overall capital market activity for the six months ended June 30, 2008 reflects a decrease in overall filing activity of approximately 31% and a decrease in priced IPOs of approximately 65% as compared to the same period in 2007. As such, revenue from capital markets services decreased $28,140, or 19%, during the six months ended June 30, 2008 as compared to the same period in 2007. Included in capital markets services revenue for the six months ended June 30, 2008 is $6,623 of revenue related to the Company’s VDR services, which increased 62% as compared to the same period in 2007. The increase in VDR revenue is a direct result of the Company’s focus on the sales and marketing of its new products, including VDR services, during the last twelve months. Also, contributing to the decrease in revenue was a decrease in shareholder reporting services revenue of $11,858, or 5%, for the six months ended June 30, 2008 as compared to the same period in 2007.

Shareholder reporting services revenue includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue decreased approximately 9% for the six months ended June 30, 2008 as compared to the same period in 2007, and investment management revenue decreased approximately 2% for the six months ended June 30, 2008 as compared to the same period in 2007. Offsetting the decrease was an increase in translation services revenue of $1,627, or 22%, during the six months ended June 30, 2008 as compared to the same period in 2007. The decrease in compliance reporting revenue is due to several factors. Compliance reporting revenue in 2007 benefited from new SEC regulations regarding executive compensation proxy disclosures, resulting in more extensive disclosure requirements and an increased amount of work related to the initial preparation of these new disclosures. Compliance reporting revenue in 2007 also benefited from larger non-recurring special notice and proxy jobs in 2007 as compared to 2008. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to the same period in 2007. The decrease in investment management revenue is primarily a result of lower print volumes in 2008 as compared to 2007, one-time jobs in 2007 and the timing of certain projects. Revenue from investment management services also declined during 2008 as a result of the Company’s decision not to pursue certain low margin jobs that were worked on during 2007. This decrease was partially offset by the addition of $5,162 of revenue from the acquisition of GCom, which was acquired in February 2008. The increase in translation services revenue is due to the addition of new clients and increased work from existing clients.

Marketing and business communications services revenue increased $15,176, or 23%, during the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to the addition of $24,027 of combined revenue from the Company’s recent acquisitions including: Alliance Data Mail Services, which was acquired in November 2007, and GCom and RSG, as previously discussed. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to the lower activity levels from existing customers, the loss of certain accounts in 2008 as compared to the same period in 2007 and the timing of certain recurring jobs that occurred during the second quarter of 2007 but are expected to occur during the second half of 2008. Commercial printing and other revenue decreased approximately 16% for the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to lower activity levels in 2008 as a result of the general downturn in the economy.

					Period Over Period
	Six Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$354,530	80%	$377,247	80%	$(22,717)	(6)%
International	91,245	20	96,973	20	(5,728)	(6)

Total revenue	$445,775	100%	$474,220	100%	(28,445)	(6)%

Revenue from the domestic market decreased 6% to $354,530 for the six months ended June 30, 2008, compared to $377,247 for the six months ended June 30, 2007. This decrease is primarily due to the reduction in capital markets services revenue and shareholder reporting services revenue, as discussed further above.

Revenue from the international markets decreased 6% to $91,245 for the six months ended June 30, 2008, as compared to $96,973 for the six months ended June 30, 2007. Revenue from the international markets primarily reflects a reduction in shareholder reporting services revenue in Europe, Asia and Canada and a decline in capital markets services revenue in Asia and Canada. These decreases were partially offset by increases in capital markets services revenue and translation services revenue in Europe as a result of the addition of new clients. Also offsetting the decrease in revenue from the international markets is the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from the international markets decreased 14% for the six months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Gross Margin

Gross margin decreased $24,892, or 14%, for the six months ended June 30, 2008 as compared to the same period in 2007 and the gross margin percentage decreased to approximately 35% for the six months ended June 30, 2008 as compared to a gross margin percentage of 38% for the six months ended June 30, 2007. The decrease in gross margin was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the decrease in gross margin percentage was the increase in revenue from recent acquisitions. Combined revenue for these acquisitions during the six months ended June 30, 2008 was $29,189, with a gross margin of $2,153. These operations were in the process of being integrated into Bowne’s existing operations, and management expects them to make a positive contribution during the second half of 2008 and beyond. Excluding the results of the recent acquisitions during the six months ended June 30, 2008, gross margin percentage would have been approximately 37%, a decrease of one percentage point as compared to the same period in 2007.

Selling and Administrative Expenses

Selling and administrative expenses decreased $6,068, or 5%, for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions, and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred during the second quarter of 2008, the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. Offsetting the decrease in selling and administrative expenses for the six months ended June 30, 2008 as compared to the same period in 2007 was an increase in costs associated with increasing the VDR and translation services sales force during the last twelve months and increased labor costs as a result of the Company’s recent acquisitions. As a percentage of revenue, overall selling and administrative expenses increased to 26% for the six months ended June 30, 2008 as compared to 25% for the same period in 2007.

Segment Profit

As a result of the foregoing, segment profit of $42.8 million (as defined in Note 14 to the Condensed Consolidated Financial Statements) decreased 31% for the six months ended June 30, 2008 as compared to 2007 and segment profit as a percentage of revenue decreased to approximately 9% for the six months ended June 30, 2008 as compared to 13% for the same period in 2007. The decrease in segment profit is primarily a result of the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Segment profit for the six months ended June 30, 2008 includes a loss of approximately $0.1 million on revenue of $29.2 million related to the operation of the Company’s recent acquisitions, which are in the process of being integrated into the Company’s operations. Excluding the results of these operations, segment profit was $42.8 million, or 10% of revenue. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

					Period Over Period
	Six Months Ended June 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(14,136)	(3)%	$(14,013)	(3)%	$(123)	(1)%
Amortization	$(1,579)	—	$(795)	—	$(784)	(99)%
Restructuring, integration and asset impairment charges	$(20,034)	(4)%	$(10,048)	(2)%	$(9,986)	(99)%
Interest expense	$(3,332)	(1)%	$(2,704)	(1)%	$(628)	(23)%
Other income, net	$2,190	—	$521	—	$1,669	320%
Income tax expense	$(2,005)	—	$(8,520)	(2)%	$6,515	76%
Effective tax rate	34.2%		24.7%
(Loss) income from discontinued operations	$(863)	—	$359	—	$(1,222)	(340)%

Depreciation and amortization expense increased for the six months ended June 30, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s recent acquisitions. The increases in depreciation expense were partially offset by decreases due to depreciation expense recognized for the six months ended June 30, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the six months ended June 30, 2008 were $20,034 as compared to $10,048 for the same period in 2007. The charges incurred during the six months ended June 30, 2008 consisted of (i) costs related to the Company’s headcount reductions, as previously discussed, (ii) integration costs of approximately $4.9 million related to the Company’s recent acquisitions, (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The charges incurred during the six months ended June 30, 2007 primarily consisted of (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility, (ii) facility exit costs related to leased warehouse space, (iii) severance and integration costs related to the integration of the St. Ives Financial business and (iv) Company-wide workforce reductions.

Interest expense increased $628, or 23%, for the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during the six months ended June 30, 2008. There were no such borrowings during the same period in 2007.

Other income increased $1,669 for the six months ended June 30, 2008 as compared to the same period in 2007, primarily due to the reduction of a legal reserve in 2008 resulting from the withdrawal of an outstanding legal claim from prior years. Also contributing to the increase in other income for the six months ended June 30, 2008 as compared to the same period in 2007 was a decrease in foreign currency losses in 2008 as compared to the same period in the prior year.

Income tax expense for the six months ended June 30, 2008 was $2,005 on pre-tax income from continuing operations of $5,861 compared to $8,520 on pre-tax income from continuing operations of $34,537 for the same period in 2007. The effective tax rates for the six months ended June 30, 2008 and 2007 were 34.2% and 24.7%, respectively. The higher effective tax rate for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $6,681 related to the completion of the aforementioned IRS audits of our 2002 through 2004 federal income tax returns, settlement of the audit of the 2001 federal income tax return and the related recognition of previously unrecognized tax benefits.

As discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements, the results from discontinued operations for the six months ended June 30, 2007 have been reclassified to reflect the current presentation of the JFS business as part of continuing operations. The loss from discontinued operations for the six months ended June 30, 2008 was $863 as compared to income from discontinued operations of $359 for the six months ended June 30, 2007. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net income for the six months ended June 30, 2008 was $2,993 as compared to net income of $26,376 for the six months ended June 30, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income from continuing operations before income taxes for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended
	June 30,
	2008	2007

Domestic (United States)	$1,968	$24,219
International	3,893	10,318

Income from continuing operations before taxes	$5,861	$34,537

The decrease in domestic and international pre-tax income from continuing operations is primarily due to the decrease in revenue for the six months ended June 30, 2008 as compared to the same period in 2007, primarily capital markets services revenue and shareholder reporting services revenue, as previously discussed. In addition, the domestic and international results for the six months ended June 30, 2008 include approximately $19.1 million and $0.9 million, respectively, of restructuring and integration costs, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that are not allocated to the Company’s international operations.

Liquidity and Capital Resources

	June 30,
Liquidity and Cash Flow Information:	2008	2007

Working capital	$102,505	$194,658
Current ratio	1.50:1	2.50:1
Net cash used in operating activities (for the six months ended)	$(36,447)	$(3,169)
Net cash (used in) provided by investing activities (for the six months ended)	$(36,381)	$3,472
Net cash provided by (used in) financing activities (for the six months ended)	$45,485	$(10,943)
Capital expenditures	$(10,032)	$(10,942)
Acquisitions, net of cash acquired	$(61,187)	$(12,588)
Average days sales outstanding	68 days	68 days

Overall working capital decreased approximately $92.2 million as of June 30, 2008 as compared to June 30, 2007. The decrease in working capital is primarily attributable to the classification of the Company’s $75.0 million convertible subordinated debentures as a current liability as of June 30, 2008 as compared to a noncurrent liability classification as of June 30, 2007, since the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2008. The classification of the convertible subordinated debentures is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Excluding this classification in 2008, the working capital would be $177,505 and the current ratio would be 2.35 to 1, as of June 30, 2008 which is relatively consistent with the prior year. Also, contributing to the decrease in working capital is the classification of approximately $4.9 million of auction rate securities as a noncurrent asset as of June 30, 2008, which is discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. In addition, the change in working capital is partly attributed to: (i) a decrease in accounts receivable as of June 30, 2008 as compared to the prior year resulting from the decrease in operating activity and better collection efforts, (ii) cash used to repurchase shares of the Company’s common stock through December 2007, (iii) the Company’s contribution of $3.3 million to its pension plan in September 2007, (iv) cash used for capital expenditures, (v) cash used in the recent acquisitions of Alliance Data Mail Services, GCom and RSG and (vi) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and the Company’s reorganization, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

The Company had $48.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of June 30, 2008. The amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010. As of August 11, 2008, the Company had $39.0 million outstanding under this facility.

October 1, 2008 marks the five year anniversary of the Company’s $75.0 million convertible subordinated debentures (the “Notes”) that were put in place on October 1, 2003. This is also the first day on which the “put” and “call” option is exercisable.

On October 1, 2008 the holders of the Notes have the right to put the Notes to Bowne which would require the Company to redeem the Notes (at par) for a $75.0 million cash payment, plus accrued interest, if any. Likewise, on October 1, 2008 Bowne has the right to call the Notes which would enable Bowne to redeem the Notes (at par) for a $75.0 million cash payment, plus accrued interest, if any.

Based upon the current convertible bond market conditions it is highly probable that the holders of the Notes will exercise their “put” rights on October 1, 2008 and require that Bowne redeem the Notes for cash. Bowne is currently evaluating its options to address this situation including the possibility of an offer to amend the existing Indenture to encourage Note holders not to exercise their put option on October 1, 2008, of which the exact nature and terms of the amendment are still under consideration. The Company can also use the revolving credit facility that is in place to fund the redemption of the Notes. This is a permitted use of the revolver facility and will provide the Company with enough liquidity to fund the redemption of the entire $75.0 million or the portion thereof related to the exercise of the put option on the part of the existing Note holders.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of dividends, fund the potential put and call option of the Notes discussed above and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the second quarter. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Average days sales outstanding remained constant at 68 days for the six months ended June 30, 2008 as compared to the same period in 2007. The Company had net cash used in operating activities of $36,447 and $3,169 for the six months ended June 30, 2008 and 2007, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2008 as compared to the same period in 2007 is primarily the result of a decrease in operating income for the six months ended June 30, 2008 as compared to the same period in 2007, an increase in cash used to pay restructuring expenses during the six months ended June 30, 2008 as compared to the same period in 2007, and an increase in cash used to pay income taxes during the six months ended June 30, 2008. Cash used to pay income taxes for the six months ended June 30, 2008 were $2,643 as compared to a net refund of income taxes of $987 during 2007. Overall, cash used in operating activities increased by $33,278 from June 30, 2007 to June 30, 2008.

Net cash used in investing activities was $36,381 for the six months ended June 30, 2008 as compared to cash provided of $3,472 for the six months ended June 30, 2007. The change from net cash provided by investing activities in 2007 to net cash used in investing activities in 2008 was primarily due to the increase in the cash used for acquisitions during the six months ended June 30, 2008 as compared to the same period in 2007. Net cash used in acquisitions for the six months ended June 30, 2008 amounted to $61,187 which consists of the acquisition of GCom and RSG and a net working capital adjustment related to the acquisition of Alliance Data Mail Services that was received in June 2008. Net cash used in acquisitions for the six months ended June 30, 2007 amounted to $12,588 in 2007, which consisted of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM Computer Consulting, Inc. The net proceeds from the sale of marketable securities was $33,600 in 2008 as compared to $26,900 in 2007. In addition, the Company received proceeds of $1,238 from the sale of equipment during the six months ended June 30, 2008. Capital expenditures for the six months ended June 30, 2008 were $10,032 as compared to $10,942 for the six months ended June 30, 2007.

Net cash provided by financing activities was $45,485 for the six months ended June 30, 2008 as compared to net cash used in financing activities of $10,943 for the six months ended June 30, 2007. The change from net cash used in financing activities in 2007 to net cash provided by financing activities in 2008 was primarily a result of the receipt of $48.0 million of proceeds from the Company’s borrowings under its $150 million revolving credit facility during the six months ended June 30, 2008, as compared to no borrowings during the same period in 2007. Also contributing to the increase was that the Company did not repurchase any shares of its common stock during the six months ended June 30, 2008 as compared to repurchases of $18,726 during the same period in 2007. The Company’s stock repurchase program was completed in December 2007 and is discussed in more detail in Note 16 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Offsetting the increase in cash provided by financing activities for the six months ended June 30, 2008 was a decrease in the cash received from the exercise of stock options during the six months ended June 30, 2008 as compared to the same period in 2007.

2008 Outlook

The Company is revising its business outlook for 2008 for the following:

•	to reflect its recent acquisitions. The acquisition of Alliance and GCom were included in the original guidance provided in March 2008; however, the acquisitions of RSG and Capital were not contemplated as part of the original guidance. We expect the Company will complete the integration of these acquired businesses in the third quarter of 2008, and will begin to realize the benefits resulting from the operating efficiencies and cost reduction synergies. As noted earlier, the annualized revenue from these four acquisitions is estimated at $110.0 million to $120.0 million, and the segment profit on an annual basis is estimated at $25.0 million to $30.0 million. The Company expects that these acquisitions will contribute approximately $80.0 million to $85.0 million in revenue and $9.0 million to $11.0 million of segment profit in 2008 to Bowne’s consolidated operating results.

•	to reflect the estimated impact of the reduction in the Company’s workforce that was completed late in the second quarter of 2008. As previously announced, the Company reduced its workforce as part of its ongoing efforts to consolidate its operations, as well as in response to the downturn in capital markets activity. This included the elimination of approximately 270 positions, excluding the impact of staff reductions associated with the integration of recent acquisitions. The reduction in workforce was enterprise-wide and included a broad range of functions as well as the continued consolidation of manufacturing and fulfillment capabilities. The annual cost savings as a result of these efforts are expected to approximate $23.0 million, with the savings in 2008 expected to approximate $11.0 million to $13.0 million.

•	to reflect the continued downturn in capital markets activity through the remainder of the year, the Company is estimating its revenue in 2008 from transactional services in the $220.0 million to $245.0 million range.

We have not changed our original guidance relative to the interest cost on our $75.0 million convertible debentures. These Notes have a 5% coupon ($3.8 million annual interest cost) and have a conversion feature at $18.48 per share.

These forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

	Original 2008 Outlook(1)		Updated 2008 Outlook(1)

Revenue:	$845 to $920 million		$825 to $870 million
Transactional services	$245 to $275 million		$220 to $245 million
Non-transactional services	$600 to $645 million		$605 to $625 million
Segment Profit(2)	$77 to $107 million		$65 to $80 million
Restructuring, integration and asset impairment charges	$7 to $10 million		$21 to $24 million
Depreciation and amortization	$29 to $31 million		$30 to $32 million
Interest expense	$6 to $6.5 million	(3)	$6 to $6.5 million	(3)
Diluted earnings per share from continuing operations	$0.70 to $1.25		$0.20 to $0.45
Diluted earnings per share from continuing
operations-pro forma(4)	$0.88 to $1.43		$0.65 to $0.90
Diluted shares(5)	32.4 million		28.0 million
Capital expenditures	$19 to $21 million		$20 to $23 million

(1)	The original 2008 outlook includes the full-year estimated results of the November 2007 acquisition of Alliance Data Mail Services and ten months of results from the acquisition of GCom, which was completed on February 29, 2008. The updated outlook also includes nine months of results from the acquisition of RSG, which was acquired on April 9, 2008, and six months of results from the acquisition of Capital, which was acquired on July 1, 2008.

(2)	Excludes restructuring, integration and asset impairment charges.

(3)	Assumes that the Company’s Convertible Subordinated Debt will remain in place for all of 2008, or if put by the Note Holders, will be replaced with a similar facility.

(4)	Pro forma has been adjusted to exclude the charges detailed in Note 2 above.

(5)	The original outlook includes the impact of the potential dilution from the Convertible Subordinated Debt (4,058,445 shares). The updated outlook does not include this impact, since the effect would be anti-dilutive due to the lower projected operating results. At August 1, 2008, 27.0 million shares were outstanding. In addition, another 1.0 million shares from the potential dilutive effect of stock options and deferred stock units is assumed.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, would be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the instrument’s expected life as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The Company will adopt the FSP in January 2009 and is currently assessing the impact this FSP will have on its consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets. This includes activity levels in the initial public offerings and mergers and acquisitions markets, both important components of the Company. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations and revolving credit agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s debentures issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. The debentures have a fixed interest rate of 5%. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. The Company had $48.0 million of borrowings outstanding under its revolving credit facility as of June 30, 2008. During the six months ended June 30, 2008, the weighted-average interest rate on this line of credit approximated 3.87%. A hypothetical 1% increase in the interest rate related to the revolving credit facility would not have a significant impact on interest expense during the six months ended June 30, 2008 based on the Company’s average outstanding balance for this period.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $134 and $3,705 in its Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2008 and 2007, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $5.0 million as of June 30, 2008, primarily consisting of auction rate securities. As a result of recent uncertainties in the auction rate securities markets, we have reduced our exposure to those investments. As of August 1, 2008, our investments in auction rate securities had a par value of $5.1 million.

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

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 22, 2008, the following actions were taken:

1. Election of Directors

		Votes Against/
Nominee	Votes for	Withheld/Abstentions

Philip E. Kucera	24,077,218	832,478
H. Marshall Schwarz	24,160,415	749,281
David J. Shea	24,204,289	705,407

2. Approval of appointment of KPMG, LLP., as the Company’s auditors for the current fiscal year:

	Votes Against/	Abstentions/
Votes for	Withheld	Broker Non-Votes

24,585,567	280,510	43,619

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2008

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 11, 2008