Form 10-Q
period 2008-09-30
BOWNE & CO INC
filed 2008-11-10
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The Registrant had 26,976,776 shares of Common Stock outstanding as November 3, 2008.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands except per share data)

Revenue	$163,956	$181,678
Expenses:
Cost of revenue	(121,901)	(118,596)
Selling and administrative	(49,401)	(53,580)
Depreciation	(6,860)	(5,975)
Amortization	(1,659)	(409)
Restructuring charges, integration costs and asset impairment charges	(8,491)	(2,106)

	(188,312)	(180,666)

Operating (loss) income	(24,356)	1,012
Interest expense	(1,834)	(1,339)
Other income (expense), net	926	(259)

Loss from continuing operations before income taxes	(25,264)	(586)
Income tax benefit	8,017	1,534

(Loss) income from continuing operations	(17,247)	948
Income (loss) from discontinued operations, net of tax	6,084	(144)

Net (loss) income	$(11,163)	$804

(Loss) earnings per share from continuing operations:
Basic	$(0.62)	$0.03
Diluted	$(0.62)	$0.03
Earnings (loss) per share from discontinued operations:
Basic	$0.22	$0.00
Diluted	$0.22	$0.00
Total (loss) earnings per share:
Basic	$(0.40)	$0.03
Diluted	$(0.40)	$0.03
Dividends per share	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands except
	per share data)

Revenue	$609,731	$655,898
Expenses:
Cost of revenue	(410,162)	(410,410)
Selling and administrative	(164,163)	(174,410)
Depreciation	(20,996)	(19,988)
Amortization	(3,238)	(1,204)
Restructuring charges, integration costs and asset impairment charges	(28,525)	(12,154)

	(627,084)	(618,166)

Operating (loss) income	(17,353)	37,732
Interest expense	(5,166)	(4,043)
Other income, net	3,116	262

(Loss) income from continuing operations before income taxes	(19,403)	33,951
Income tax benefit (expense)	6,012	(6,986)

(Loss) income from continuing operations	(13,391)	26,965
Income from discontinued operations, net of tax	5,221	215

Net (loss) income	$(8,170)	$27,180

(Loss) earnings per share from continuing operations:
Basic	$(0.49)	$0.95
Diluted	$(0.49)	$0.87
Earnings per share from discontinued operations:
Basic	$0.19	$0.00
Diluted	$0.19	$0.00
Total (loss) earnings per share:
Basic	$(0.30)	$0.95
Diluted	$(0.30)	$0.87
Dividends per share	$0.165	$0.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Net (loss) income	$(11,163)	$804
Amortization of unrecognized pension adjustments, net of taxes of $143 and $9,514 for 2008 and 2007, respectively	228	15,199
Foreign currency translation adjustment	(3,954)	3,207
Net unrealized gains from marketable securities during the period, net of taxes of $4 and $3 for 2008 and 2007, respectively	7	5
Reclassification adjustments for unrealized holding losses on marketable securities that were sold, net of taxes of $55 and $0 for 2008 and 2007, respectively	89	—

Comprehensive (loss) income	$(14,793)	$19,215

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Net (loss) income	$(8,170)	$27,180
Amortization of unrecognized pension adjustments, net of taxes of $408 and $10,123 for 2008 and 2007, respectively	652	16,172
Foreign currency translation adjustment	(3,820)	6,912
Net unrealized (losses) gains from marketable securities during the period, net of taxes of $124 and $2 for 2008 and 2007, respectively	(202)	4
Reclassification adjustments for unrealized holding losses on marketable securities that were sold, net of taxes of $89 and $0 for 2008 and 2007, respectively	145	—

Comprehensive (loss) income	$(11,395)	$50,268

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except
	share information)

ASSETS
Current assets:
Cash and cash equivalents	$14,088	$64,941
Marketable securities	2,242	38,805
Accounts receivable, less allowances of $6,547 (2008) and $4,302 (2007)	139,249	134,489
Inventories	29,921	28,789
Prepaid expenses and other current assets	60,971	43,198

Total current assets	246,471	310,222
Marketable securities, noncurrent	3,012	—
Property, plant and equipment at cost, less accumulated depreciation of $258,068 (2008) and $248,372 (2007)	133,820	121,848
Other noncurrent assets:
Goodwill	50,589	35,835
Intangible assets, less accumulated amortization of $5,432 (2008) and $2,203 (2007)	43,235	9,616
Deferred income taxes	23,253	24,906
Other	9,703	6,990

Total assets	$510,083	$509,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$783	$75,923
Accounts payable	38,222	36,136
Employee compensation and benefits	27,484	41,092
Accrued expenses and other obligations	39,493	48,122

Total current liabilities	105,982	201,273
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	115,750	1,835
Deferred employee compensation	36,125	36,808
Deferred rent	18,633	18,497
Other	476	525

Total liabilities	276,966	258,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,209,432 shares (2008) and 43,165,282 shares (2007)	432	432
Additional paid-in capital	110,359	120,791
Retained earnings	340,697	353,613
Treasury stock, at cost, 16,238,389 shares (2008) and 16,858,575 shares (2007)	(216,539)	(225,751)
Accumulated other comprehensive (loss) income, net	(1,832)	1,394

Total stockholders’ equity	233,117	250,479

Total liabilities and stockholders’ equity	$510,083	$509,417

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(8,170)	$27,180
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net income from discontinued operations	(5,221)	(215)
Depreciation	20,996	19,988
Amortization	3,238	1,204
Asset impairment charges	246	3,393
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(34,026)	9,074
Net cash used in operating activities of discontinued operations	(1,473)	(3,620)

Net cash (used in) provided by operating activities	(24,410)	57,004

Cash flows from investing activities:
Purchases of property, plant, and equipment	(16,654)	(14,295)
Purchases of marketable securities	(5,000)	(41,200)
Proceeds from the sale of marketable securities and other	39,891	46,591
Acquisition of businesses, net of cash acquired	(79,495)	(12,588)

Net cash used in investing activities	(61,258)	(21,492)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	48,000	—
Payments of borrowings under revolving credit facility	(9,000)	—
Payments of capital lease obligations	(762)	(677)
Proceeds from stock options exercised	766	11,153
Payment of dividends	(4,410)	(4,617)
Purchases of treasury stock	—	(40,101)
Other	221	835

Net cash provided by (used in) financing activities	34,815	(33,407)

Net (decrease) increase in cash and cash equivalents	(50,853)	2,105
Cash and cash equivalents, beginning of period	64,941	42,986

Cash and cash equivalents, end of period	$14,088	$45,091

Supplemental Cash Flow Information:
Cash paid for interest	$3,459	$2,508

Cash paid for income taxes, net of refunds	$4,618	$2,804

Non-cash investing activities:
Equipment acquired under capital leases	$423	$—

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 may not be indicative of the results that may be expected for the full year.

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

Capital Systems, Inc.

On July 1, 2008, the Company acquired Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City, for $14.6 million in cash, which included working capital estimated at approximately $0.9 million. The amount of the purchased working capital is preliminary and is pending finalization. The net cash outlay for the acquisition as of September 30, 2008 was approximately $15.0 million, which includes acquisition costs of approximately $0.4 million. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $9.2 million is reflected as part of goodwill, intangible assets, and other assets in the Condensed Consolidated Balance Sheet as of September 30, 2008. A total of $2.6 million has been allocated to goodwill, $4.0 million has been allocated to customer relationships, and is being amortized over an average estimated useful life of 8 years, and $2.6 million has been allocated to beneficial leasehold interests, and is being amortized over 6 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Rapid Solutions Group

On April 9, 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash, which included preliminary working capital estimated at approximately $5.0 million. Pursuant to the asset purchase agreement, actual working capital greater than $5.0 million was for the benefit of the seller. During the third quarter of 2008, the Company paid an additional $3.0 million related to the settlement of the preliminary working capital in excess of the $5.0 million that was included as part of the purchase price. The net cash outlay for this acquisition as of September 30, 2008 was $18.3 million, which includes acquisition costs of approximately $0.8 million and total working capital of approximately $8.0 million. Based upon preliminary estimates, approximately $8.3 million has been allocated to customer relationships and is being amortized over an average estimated useful life of 10 years, and approximately $3.9 million has been allocated to property and equipment, and is being depreciated over a weighted average estimated useful life of 4 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with EITF Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $3.3 million as of the acquisition date related to costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with RSG’s operations and costs related to the closure of the RSG facilities. This amount is included in the preliminary purchase price allocation. As of September 30, 2008, approximately $1.2 million remains accrued.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

GCom2 Solutions, Inc.

On February 29, 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash, which included working capital valued at $3.8 million. The net cash outlay for the acquisition as of September 30, 2008 was approximately $47.6 million, which includes acquisition costs of approximately $1.3 million. Based upon preliminary estimates, the excess purchase price over identifiable net tangible assets of $44.5 million is reflected as part of goodwill, intangible assets, and property, plant, and equipment in the Condensed Consolidated Balance Sheet as of September 30, 2008. A total of $13.1 million has been allocated to goodwill, $24.6 million has been allocated to customer relationships and is being amortized over a weighted average estimated useful life of 10 years, and $6.8 million has been allocated to computer software and is being depreciated over 5 years. Further refinements to the purchase price allocation are possible. The final purchase price allocation is not expected to have a material effect on the Company’s financial statements.

In accordance with EITF 95-03, the Company accrued $0.8 million related to costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with GCom’s operations and estimated closure costs related to redundant facilities. This amount is included in the preliminary purchase price allocation. As of September 30, 2008, approximately $0.5 million remains accrued.

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$5,398
Inventory	97
Prepaid and other current assets	351

Total current assets	5,846
Property, plant and equipment, net	7,468
Goodwill	13,078
Intangible assets	24,600
Other noncurrent assets	68

Total assets acquired	51,060

Current liabilities	(4,743)

Total liabilities assumed	(4,743)

Net assets acquired	$46,317

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alliance Data Mail Services

As described in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, in November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for $7.8 million (which reflects a final working capital adjustment of approximately $1.5 million that was received by the Company in June 2008), for total consideration of $10.8 million. The net cash outlay as of September 30, 2008 for this acquisition was approximately $11.3 million, which includes acquisition costs of approximately $0.5 million.

In accordance with EITF 95-03, the Company paid approximately $2.0 million related to costs associated with the acquisition of this business. These costs include severance related to the elimination of redundant functions associated with the Alliance Data Mail Services operations. This amount is included in the purchase price allocation.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$6,845
Inventory	2,785
Other current assets	3,594

Total current assets	13,224
Property, plant and equipment	772
Deferred tax assets	774
Other noncurrent assets	330

Total assets acquired	15,100

Accrued expenses and other current obligations	(4,282)

Total liabilities assumed	(4,282)

Net assets acquired	$10,818

The unaudited pro forma financial information related to this acquisition for the years ended December 31, 2007 and 2006 was presented in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 3.	Discontinued Operations

As described in more detail in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Company determined during the fourth quarter of 2007 that the assets of its JFS Litigators’ Notebook® (“JFS”) business no longer met the criteria of being classified as held for sale and therefore the assets and liabilities related to this business were reclassified as held and used and the results of operations for the JFS business have been reclassified and are included in the results from continuing operations. The results for the three and nine months ended September 30, 2007 have been reclassified to reflect the current presentation of the JFS business. In August 2008, the Company sold this business for approximately $0.4 million, net of selling expenses, which resulted in the Company recognizing a loss on the sale of approximately ($0.1) million for the three and nine months ended September 30, 2008. The results of operations of this business and the loss recognized on its sale are not reflected as discontinued operations in the Condensed Consolidated Financial Statements since it is not material to the Company’s results of operations.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 include $5,156 and $5,681, respectively, related to an accrual for the present value of deferred rent for facilities formerly occupied by the Company’s discontinued businesses, as described further in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. As of September 30, 2008 and December 31, 2007, $1,058 and $913, respectively, are included in accrued expenses and other obligations and $4,098 and $4,768, respectively, are included in deferred rent.

The Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 also include $2,656 and $3,678, respectively, in accrued expenses and other obligations related primarily to estimated indemnification liabilities associated with the sale of the Company’s discontinued globalization and outsourcing businesses, which are described more fully in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The total accrual related to the discontinued globalization business amounted to $2,607 and $3,130 as of September 30, 2008 and December 31, 2007, respectively, and the total accrual related to the discontinued outsourcing business amounted to $49 and $548 as of September 30, 2008 and December 31, 2007, respectively.

Income from discontinued operations before income taxes for the three and nine months ended September 30, 2008 was $427 and $75, respectively, which includes adjustments related to the estimated indemnification liabilities associated with the discontinued businesses and interest expense related to deferred rent associated with leased facilities formerly occupied by discontinued businesses. There was a loss from discontinued operations before income taxes of ($137) for the three months ended September 30, 2007 and income from discontinued operations before income taxes of $448 for the nine months ended September 30, 2007.

Included in the results from discontinued operations for the three and nine months ended September 30, 2008 are tax benefits of approximately $5.8 million related to the recognition of previously unrecognized tax benefits associated with the Company’s discontinued outsourcing and globalization businesses. The recognition of these tax benefits is discussed in further detail in Note 13 to the Condensed Consolidated Financial Statements.

Note 4.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of September 30, 2008 and December 31, 2007 consist primarily of investments in auction rate securities of approximately $5.0 million and $38.7 million, respectively. These securities are municipal debt obligations issued with a variable interest rate that was reset every 7, 28, or 35 days via a Dutch auction. Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at a higher rate than similar securities for which auctions have cleared.

During the nine months ended September 30, 2008, the Company liquidated approximately $38.6 million of its auction rate securities at par and received all of its principal and accrued interest. Subsequent to September 30, 2008, the Company liquidated an additional $2.0 million of these securities at par. The remaining investments in auction rate securities had a par value of approximately $3.1 million as of November 10, 2008, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified these securities as noncurrent assets as of September 30, 2008. The Company has recorded net unrealized losses related to its auction rate securities of $88 ($54 after tax) for the nine months ended September 30, 2008.

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

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2008 and December 31, 2007.

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

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	September 30, 2008				December 31, 2007
	Carrying	Fair Value Measurements			Carrying	Estimated Fair
	Value	Total	Level 1	Level 2	Value	Value

Financial Assets
Cash and cash equivalents(1)	$14,088	$14,088	$14,088	$—	$64,941	$64,941
Marketable securities(2)	5,254	5,254	2,242	3,012	38,805	38,805

Total financial assets	$19,342	$19,342	$16,330	$3,012	$103,746	$103,746

Financial Liabilities
Convertible subordinated debentures(3)	$75,000	$74,625	$74,625	$—	$75,000	$77,387
Senior revolving credit facility(4)	39,000	39,000	—	39,000	—	—

Total financial liabilities	$114,000	$113,625	$74,625	$39,000	$75,000	$77,387

(1)	Included in cash and cash equivalents are money market funds of $2,726 and $17,498 as of September 30, 2008 and December 31, 2007, respectively.

(2)	Included in marketable securities are auction rate securities of $5,012 and $38,700 as of September 30, 2008 and December 31, 2007, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Included in long-term debt as of September 30, 2008 and included in the current portion of long-term debt as of December 31, 2007 in the Company’s Condensed Consolidated Balance Sheets. The classification of the convertible subordinated debentures is discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements.

(4)	Included in long-term debt in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively.

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of September 30, 2008: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as described further in Note 4 to the Condensed Consolidated Financial Statements; (iii) the carrying value of the liability under the revolving credit agreement, which is described in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, approximates fair value since this facility has a variable interest rate similar to those that are currently available to the Company and is reflective of current market conditions; and (iv) the carrying value of the Company’s convertible debentures are carried at historical cost, the fair value disclosed is based on publicly listed dealer prices.

Due to current market conditions related to auction rate securities, the Company has reclassified a portion of its auction rate securities held as of September 30, 2008 to a Level 2 fair value measurement classification from a Level 1 classification as of December 31, 2007.

Note 6.	Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company has measured the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The Company did not grant any options during the three and nine months ended September 30, 2008, respectively. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 was $4.54 and $4.92, respectively. The weighted-average fair values were calculated using the Black-Scholes-Merton option pricing model.

The following assumptions were used to determine the weighted-average fair value of the stock options granted in 2007:

	September 30, 2007
	Three Months	Nine Months
	Ended	Ended

Expected dividend yield	1.3%	1.3%
Expected stock price volatility	32.0%	32.3%
Risk-free interest rate	4.1%	4.5%
Expected life of options	4 years	4 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the three and nine months ended September 30, 2008 and 2007, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded compensation expense related to stock options of $182 and $582 for the three and nine months ended September 30, 2008, respectively, and $320 and $925 for the three and nine months ended September 30, 2007, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2008, there was approximately $517 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.2 years.

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

The details of the stock option activity for the nine months ended September 30, 2008 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2008	2,362,230	$13.88
Granted	—	$—
Exercised	(750)	$16.94
Forfeited/Cancelled	(71,000)	$18.17

Outstanding as of March 31, 2008	2,290,480	$13.75
Granted	—	$—
Exercised	(64,950)	$11.12
Forfeited/Cancelled	(135,204)	$16.05

Outstanding as of June 30, 2008	2,090,326	$13.68
Granted	—	$—
Exercised	(2,800)	$12.22
Forfeited/Cancelled	(4,425)	$11.80

Outstanding as of September 30, 2008	2,083,101	$13.69	$392
Exercisable as of September 30, 2008	1,646,994	$13.25	$392

The total intrinsic value of the options exercised during the three and nine months ended September 30, 2008 was $2 and $217, respectively, and $82 and $4,066 for the three and nine months ended September 30, 2007, respectively. The amount of cash received from the exercise of stock options was $766 and $11,153 for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $15 and $57 for the three and nine months ended September 30, 2008, respectively, and $7 and $46 for the three and nine months ended September 30, 2007, respectively. The actual tax benefits realized from stock option exercises were $1 and $74 for the three and nine months ended September 30, 2008, respectively, and $24 and $1,554 for the three and nine months ended September 30, 2007, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $11 and $656 for the nine months ended September 30, 2008 and 2007, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average option exercise price information as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 8.84 - $10.31	165,895	3 years	$9.40	165,895	$9.40
$10.32 - $11.99	142,732	2 years	$10.61	142,732	$10.61
$12.00 - $14.00	867,889	2 years	$13.30	849,889	$13.29
$14.01 - $15.77	871,665	5 years	$15.24	465,165	$15.16
$15.78 - $19.72	34,920	7 years	$17.49	23,313	$17.59

	2,083,101	3 years	$13.69	1,646,994	$13.25

The following table summarizes information about nonvested stock option awards as of September 30, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2008	509,275	$4.99
Granted	—	—
Vested	(22,459)	$4.91
Forfeited	—	—

Nonvested stock options as of March 31, 2008	486,816	$4.99
Granted	—	—
Vested	(26,061)	$4.66
Forfeited	(9,250)	$4.64

Nonvested stock options as of June 30, 2008	451,505	$5.02
Granted	—	—
Vested	(15,398)	$4.72
Forfeited	—	—

Nonvested stock options as of September 30, 2008	436,107	$5.03

Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2008 amounted to $18 and $59, respectively. Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2007 amounted to $30 and $49.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of September 30, 2008 and December 31, 2007, the amounts included in stockholders’ equity for these units were $5,625 and $5,199, respectively. As of September 30, 2008 and December 31, 2007, there were 503,173 and 471,340 units outstanding, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,264 and $2,221 as of September 30, 2008 and December 31, 2007, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of September 30, 2008 and December 31, 2007, these amounts are a component of additional paid in capital in stockholders’ equity. In the event of a change of control or if the Company’s net worth, as defined, falls below $100 million, then the payment of certain vested employer matching amounts due under the plan may be accelerated. As of September 30, 2008 and December 31, 2007, there were 184,424 and 179,862, respectively, deferred stock equivalents outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $288 and $875 for the three and nine months ended September 30, 2008, respectively, and $239 and $777 for the three and nine months ended September 30, 2007, respectively.

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

A summary of the restricted stock activity as of September 30, 2008 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2008	24,000	$15.22
Granted	69,000	$12.77
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2008	93,000	$13.40
Granted	52,000	$14.14
Vested	—	$—
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of June 30, 2008	145,000	$13.67
Granted	5,000	$12.47
Vested	(3,333)	$14.63
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of September 30, 2008	146,667	$13.60

Compensation expense related to restricted stock awards amounted to $257 and $626 for the three and nine months ended September 30, 2008, respectively, and $109 and $326 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, unrecognized compensation expense related to restricted stock grants amounted to $1,277, which will be recognized over a weighted-average period of 1.6 years.

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

As discussed in further detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the maximum average ROIC performance target was attained in 2007, and as such, the Company recognized compensation expense reflecting the accelerated payout at 200%. The Company recorded compensation expense related to the LTEIP of $0 and $41 for the three months ended September 30, 2008 and 2007, respectively, and $1,122 and $2,347 for the nine months ended September 30, 2008 and 2007, respectively. The compensation expense recognized under the LTEIP for the nine months ended September 30, 2008, represents the remaining compensation through the payment date of the awards, which occurred in March 2008. The total amount of shares awarded in March 2008 related to the settlement of the LTEIP was approximately 938,000.

2008 Equity Incentive Plan

In April 2008, the Company’s Compensation and Management Development Committee of the Board of Directors approved the 2008 Equity Incentive Plan (“EIP”). In accordance with the EIP, certain officers and key employees were granted RSUs at a target level during the second quarter of 2008. The actual amount of RSUs earned will be based on the level of performance achieved relative to established goals for the one-year performance period beginning January 1, 2008 through December 31, 2008 and range from 0% to 200% of the target RSUs granted. The performance goal is based on the Company’s ROIC for the one-year performance period. The Company granted 205,000 RSUs in the second quarter of 2008, and an additional 4,000 RSUs during the third quarter of 2008 in accordance with the EIP. The awards are subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted is determined based on the fair value of the Company’s stock at the date of grant and is being charged to compensation expense for most employees based on the date of grant through the expected payment date.

As of September 30, 2008, the Company expects that the performance level for payout under the plan will not be attained through the end of the performance cycle. As a result, the Company recorded a reduction of previously recognized compensation expense related to this plan of $363 during the three months ended September 30, 2008. As such, based on the current expected performance level, there is no compensation expense recognized under this plan for the nine months ended September 30, 2008 and there is also no unrecognized compensation expense based on the current expected performance level for these grants as of September 30, 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive for the three and nine month periods ending September 30, 2008. The weighted-average diluted shares outstanding for the three months ended September 30, 2008 and 2007 excludes the dilutive effect of 1,666,999 and 282,626 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. The weighted-average diluted shares outstanding for the nine months ended September 30, 2008 and 2007 excludes the dilutive effect of 1,020,492 and 354,578 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” the weighted-average diluted shares outstanding for the nine months ended September 30, 2007 includes the effect of 4,058,445 shares that could have been issued upon the conversion of the Company’s convertible subordinated debentures (which are discussed in further detail in Note 11) under certain circumstances, and the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinate debentures of $1,730 for the nine months ended September 30, 2007, since the effects are dilutive to the earnings per share calculation for this period. The weighted average diluted earnings per share for the three months ended September 30, 2008 and 2007, and the nine months ended September 2008 excludes the effect of the 4,058,445 shares that could have been issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for these periods.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	September 30,
	2008	2007

Basic shares	27,624,101	28,309,361
Diluted shares	27,701,851	28,933,486

	Nine Months Ended
	September 30,
	2008	2007

Basic shares	27,409,937	28,481,427
Diluted shares	27,724,018	33,101,610

Note 8.	Inventories

Inventories of $29,921 as of September 30, 2008 included raw materials of $9,743 and work-in-process and finished goods of $20,178. As of December 31, 2007, inventories of $28,789 included raw materials of $11,641 and work-in-process and finished goods of $17,148.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2008 are as follows:

Balance at January 1, 2008	$35,835
Goodwill associated with recent acquisitions	15,643
Reduction of goodwill resulting from the sale of JFS	(510)
Purchase price adjustments for prior acquisitions	(73)
Foreign currency translation adjustment	(306)

Balance at September 30, 2008	$50,589

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Customer relationships	48,642	5,413	11,794	2,190
Covenants not-to-compete	25	19	25	13

	$48,667	$5,432	$11,819	$2,203

The increase in customer relationships as of September 30, 2008 is primarily attributable to the preliminary allocation of the purchase price related to the acquisitions of GCom, RSG and Capital as described in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Note 10.	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets services revenue. As a result, the Company has been taking the opportunity over the past several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to changing economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions and costs associated with closing down and consolidating facilities.

As previously disclosed, the Company announced a reorganization plan during the second quarter of 2008. In accordance with this plan, the Company reduced its headcount by approximately 270 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company also closed its digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The related restructuring charges from these actions resulted in a pre-tax charge of approximately $15.1 million for the nine months ended September 30, 2008.

The other significant charges incurred during the nine months ended September 30, 2008 represent integration costs of approximately $12.0 million primarily related to the acquisitions of Alliance Data Mail Services, GCom, RSG and Capital, which were acquired in November 2007, February 2008, April 2008 and July 2008, respectively.

In addition, restructuring charges for the nine months ended September 30, 2008 include costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN.

Total restructuring, integration, and asset impairment charges amounted to $8,491 for the three months ended September 30, 2008 and $28,525 for the nine months ended September 30, 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Severance and personnel-related costs	$559	$12,873
Occupancy related costs	52	1,941
Asset impairment charges	246	246
Other (primarily integration costs)	7,634	13,465

Total	$8,491	$28,525

Other includes integration costs related to the Company’s recent acquisitions and primarily represents incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations. The majority of these costs consist of: labor, overtime costs, temporary labor, relocation costs and other incremental costs incurred related to the transition of work and the relocation of equipment and inventory of the acquired operations.

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2006, including additions and payments made are summarized below:

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2006	$1,651	$2,205	$210	$4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	1,682	1,329	—	3,011
2008 expenses	12,873	1,941	13,465	28,279
Paid in 2008	(9,995)	(1,883)	(12,983)	(24,861)

Balance at September 30, 2008	$4,560	$1,387	$482	$6,429

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by June 2009.

Note 11.	Debt

The components of debt at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Convertible subordinated debentures	$75,000	$75,000
Revolving credit facility	39,000	—
Other	2,533	2,758

	$116,533	$77,758

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, the Company had $39.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility. During the nine months ended September 30, 2008, the weighted-average interest rate on this line of credit approximated 3.74%. There were no borrowings outstanding as of December 31, 2007. The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial loan covenants under the revolving credit facility as of September 30, 2008. Amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010.

October 1, 2008 marked the five-year anniversary of the Company’s $75.0 million Convertible Subordinated Debentures (the “Notes”), and was also the first day on which the “put” and “call” option became exercisable. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes. As a result, the Company repurchased approximately $66.7 million of the Notes in cash, at par, plus accrued interest, using its existing revolving credit facility. As of November 10, 2008, approximately $8.3 million of the Notes remain outstanding. The Company has classified the $75.0 million of the Notes as non-current debt as of September 30, 2008 because the exercise of the put option was funded by the Company’s revolving credit facility. As of December 31, 2007, the total amount of the Notes was classified as current debt, as a result of these redemption and repurchase features, which is described more in detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

During the third quarter of 2008, as an inducement to holders to not put their Notes, the Company amended the terms of the Note indenture effective October 1, 2008. The amendment increases the semi-annual cash interest payable to the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. The amendment also provided the Note holders with an additional put option on October 1, 2010. In addition, the amendment also changed the conversion price applicable to the Notes to $16.00 per share from $18.48 per share for the period from October 1, 2008 to October 1, 2010 and included a make — whole table in the event of fundamental changes, including but not limited to, certain consolidations or mergers that result in a change of control of the Company during the period from October 1, 2008 until October 1, 2010. These amendments apply to the $8.3 million of Notes which remain outstanding at November 10, 2008. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company also has various capital lease obligations which are included in long-term debt.

Note 12.	Postretirement Benefits

The Company sponsors a defined benefit pension plan (the “Plan”) which covers certain U.S. employees not covered by union agreements. In September 2007, the Company amended its Plan, which is described in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The Plan was amended to change the plan to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits were frozen effective December 31, 2007 and no further benefits are currently accrued under the pre-existing benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants’ accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the ERISA minimum funding requirements.

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

The components of the net periodic (benefit) cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$835	$1,448	$146	$45
Interest cost	1,791	2,248	322	379
Expected return on plan assets	(2,428)	(2,583)	—	—
Amortization of transition (asset) liability	(81)	(91)	—	15
Amortization of prior service (credit) cost	(411)	107	232	379
Amortization of actuarial loss	179	207	449	273

Net periodic (benefit) cost of defined benefit plans	(115)	1,336	1,149	1,091
Union plans	79	68	—	—
Other retirement plans	475	502	—	—

Total cost	$439	$1,906	$1,149	$1,091

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$2,513	$4,672	$438	$365
Interest cost	5,411	6,059	966	912
Expected return on plan assets	(7,436)	(7,058)	—	—
Amortization of transition (asset) liability	(241)	(241)	—	31
Amortization of prior service (credit) cost	(1,237)	286	696	1,239
Amortization of actuarial loss	491	368	1,347	771

Net periodic (benefit) cost of defined benefit plans	(499)	4,086	3,447	3,318
Union plans	214	242	—	—
Other retirement plans	1,683	1,524	—	—

Total cost	$1,398	$5,852	$3,447	$3,318

The amortization of the transition (asset)/liability, prior service (credit)/cost and actuarial loss for the three and nine months ended September 30, 2008, included in the above tables, have been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

The Company will remeasure and record the plans’ funded status as of December 31, 2008, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Income Taxes

Income tax benefit for the three months ended September 30, 2008 was $8,017 on pre-tax loss from continuing operations of ($25,264) compared to income tax benefit of $1,534 on pre-tax loss from continuing operations of ($586) for the same period in 2007. The effective tax rate for the three months ended September 30, 2008 is approximately 31.7%. Income tax benefit for the three months ended September 30, 2007 reflects the favorable impact in 2007 resulting from adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

Income tax benefit for the nine months ended September 30, 2008 was $6,012 on pre-tax loss from continuing operations of ($19,403) compared to the income tax expense of $6,986 on pre-tax income from continuing operations of $33,951 for the same period in 2007. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 31.0% and 20.6%, respectively. The higher effective tax rate for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $6,681 related to the completion of the Internal Revenue Services (“IRS”) audits of our 2002 through 2004 federal income tax returns, settlement of the audit of the 2001 federal income tax return and the related recognition of previously unrecognized tax benefits. In addition, the results for the nine months ended September 30, 2007 include the favorable impact resulting from adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 is $2,691 and $9,283, respectively, which includes estimated interest and penalties of $677 and $1,550, respectively. During the nine months ended September 30, 2008, the Company recognized a tax benefit of $6,640 of previously unrecognized tax benefits, of which $6,251 were recognized during the third quarter of 2008. The recognition of these tax benefits was primarily due to the expiration of the statutes of limitations for prior year income tax returns and the finalization of audits of our U.S. federal income tax returns. Included in the recognition of these previously unrecognized tax benefits were $5,747 of tax benefits related to the Company’s discontinued outsourcing and globalization business and as such have been recorded as discontinued operations for the three and nine months ended September 30, 2008. The remaining portion of the recognition of these tax benefits are included in the results of continuing operations for the three and nine months ended September 30, 2008. There were no other significant changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2008.

Audits of the Company’s U.S. federal income tax returns for 2001 through 2004 were completed in 2007, and are described in more detail in Note 10 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. In addition, the audits of the Company’s 2005 and 2006 U.S. federal income tax returns have been finalized by the IRS during the third quarter of 2008. The Company’s income tax returns filed in state and local and foreign jurisdictions have been audited at various times.

Note 14.	Segment Information

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, during 2007 the Company announced several significant changes to its organizational structure to support the consolidation of its divisions into a unified model that supports Bowne’s full range of service offerings, from services related to capital markets and compliance reporting to investment management solutions and personalized, digital marketing and business communications. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, we evaluated the impact on segment reporting and made certain changes to our segment reporting in the first quarter of 2008. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been presented to reflect one reportable segment in accordance with SFAS No. 131.

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

The information presented below reconciles segment (loss) profit to (loss) income from continuing operations before income taxes.

	Three Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Revenue	$163,956	$181,678
Cost of revenue	(121,901)	(118,596)

Gross margin	42,055	63,082
Selling and administrative expenses	(49,401)	(53,580)

Segment (loss) profit	(7,346)	9,502
Depreciation expense	(6,860)	(5,975)
Amortization expense	(1,659)	(409)
Restructuring, integration and asset impairment charges	(8,491)	(2,106)
Interest expense	(1,834)	(1,339)
Other income (expense), net	926	(259)

(Loss) income from continuing operations before income taxes	$(25,264)	$(586)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

Revenue	$609,731	$655,898
Cost of revenue	(410,162)	(410,410)

Gross margin	199,569	245,488
Selling and administrative expenses	(164,163)	(174,410)

Segment profit	35,406	71,078
Depreciation expense	(20,996)	(19,988)
Amortization expense	(3,238)	(1,204)
Restructuring, integration and asset impairment charges	(28,525)	(12,154)
Interest expense	(5,166)	(4,043)
Other income, net	3,116	262

(Loss) income from continuing operations before income taxes	$(19,403)	$33,951

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on our customers and the capital markets we serve, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which has further deteriorated during 2008;

•	interest rate fluctuations and changes in capital market conditions or other events affecting our ability to obtain necessary financing on favorable terms to operate and fund our business or to refinance our existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of our financial position or operating results could result in noncompliance with our debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

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

Overview

The Company’s results for the three and nine months ended September 30, 2008 reflect the unfavorable economic conditions in 2008, including the significant decline in overall capital markets activity. Total revenue declined approximately $17.7 million, or 10%, and $46.2 million, or 7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Capital markets services revenue, which historically has been the Company’s most profitable service offering, decreased $37.2 million, or 47%, and $65.3 million, or 29%, for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services increased $6.5 million, or 10%, for the three months ended September 30, 2008, and decreased $5.4 million, or 2%, for the nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Marketing and business communications services revenue for the three and nine months ended September 30, 2008 increased by approximately $15.3 million, or 57%, and $30.5 million, or 32%, respectively, as compared to the same periods in 2007, primarily a result of the addition of revenue associated with the Company’s recent acquisitions. The Company reported diluted loss per share from continuing operations of ($0.62) for the three months ended September 30, 2008, as compared to diluted earnings per share of $0.03 for the same period in 2007. For the nine months ended September 30, 2008, the diluted loss per share was ($0.49) as compared to diluted earnings per share of $0.87 for the same period in 2007.

Acquisition Activity

During the nine months ended September 30, 2008, the Company acquired the following businesses:

In February 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash. The acquisition included working capital valued at approximately $3.8 million. This acquisition expands the Company’s shareholder reporting services offerings in the United States, the United Kingdom, Ireland and Luxembourg.

In April 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash, which included preliminary working capital estimated at $5.0 million. Pursuant to the asset purchase agreement, actual working capital greater than $5.0 million was for the benefit of the seller. During the third quarter of 2008, the Company paid an additional $3.0 million related to the settlement of the preliminary working capital in excess of the $5.0 million that was included as part of the purchase price. RSG is a provider of end-to-end solutions for marketing and business communications clients in the financial services and healthcare industries, which enables the Company to further expand its presence in those markets.

In July 2008, the Company acquired the U.S.-based assets and operating business of Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City for approximately $14.6 million, which included working capital estimated at $0.9 million. Capital’s former office in midtown New York City complements the Company’s existing facility in the downtown New York City financial district. Capital enables Bowne to further extend its reach into key existing verticals: investment management, compliance reporting and capital markets services. Capital provides mutual fund quarterly and annual reporting and disclosure documents, such as SEC filings, including proxy statements and 10-Ks, as well as capital markets services for equity offerings, debt deals, securitizations, and mergers and acquisitions.

The Company has made significant progress in integrating these acquired businesses during the nine months ended September 30, 2008. The Company expects to complete the integration of these acquired businesses by the end of 2008.

Cost Reduction Initiatives

In light of the continued significant decline in overall capital markets activity experienced in 2008 and the uncertainty surrounding the current economic conditions, the Company implemented an initiative during the fourth quarter of 2008 to further reduce its workforce by an additional 330 positions. This initiative includes a broad range of functions and is enterprise-wide. The reduction is expected to result in annualized cost savings of approximately $21.0 million to $23.0 million, and will result in a fourth quarter pre-tax restructuring charge of approximately $4.0 million to $6.0 million. These actions are in addition to the cost savings initiatives implemented during the second quarter of 2008.

In total during 2008, including the aforementioned reduction in workforce discussed above, the Company implemented initiatives designed to achieve approximately $75.0 million to $80.0 million in annualized cost reductions. These initiatives are part of the Company’s continued focus on improving its cost structure and realizing operating efficiencies, and in response to the downturn in overall capital markets activity. The cost reductions included the elimination of a total of approximately 1,000 positions, or approximately 24% of the Company’s total headcount. These cost reductions consist of the following:

•	a reduction in the Company’s workforce by approximately 330 positions implemented during the fourth quarter of 2008, resulting in expected annualized cost savings of approximately $21.0 million to $23.0 million.

•	a reduction in the Company’s workforce by approximately 270 positions implemented during the second quarter of 2008, resulting in expected annualized cost savings of approximately $23.0 million.

•	the continuation of the 2007 initiatives that are underway, resulting in $9.0 million of expected incremental annualized cost savings.

•	the integration and transition of recently acquired businesses, including the closure of facilities and a reduction in headcount of approximately 400 positions, resulting in an estimated $23.0 million of annualized cost savings.

The initiatives implemented in the second quarter of 2008 are further detailed below:

During the second quarter of 2008, the Company reduced its headcount by approximately 270 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company also has closed its digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The Company expects that these actions will result in annualized savings of approximately $23.0 million, including approximately $11.0 million to $13.0 million in 2008. The related restructuring charges resulting from these actions resulted in a pre-tax charge of approximately $15.1 million recognized primarily during the second and third quarters of 2008.

The cost savings measures implemented in 2006 and 2007 were designed to eliminate $35.0 million in costs over a three-year period. In the first two years of the three-year program, a total of $28.0 million in annual cost reductions was achieved. In 2008, Bowne expects to eliminate an additional $9.0 million in costs, which are estimated to result in annual savings of approximately $37.0 million over the three-year period, exceeding the original target. These actions are a continuation of initiatives put into place in 2007, including the full year benefit of the conversion to a cash balance pension plan, the reduction in our annual lease cost at our corporate headquarters related to the downsizing of space occupied, and the integration of certain manufacturing facilities completed in the second half of 2007.

The Company also completed the following actions related to the integration of recent acquisitions:

•	the Company closed one of the two digital print facilities in Dallas, TX that were acquired as part of the acquisition of Alliance Data Mail Services in November 2007. Work that was produced in this facility has been migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN, and Santa Fe Springs, CA.

•	the Company closed the digital print facility located in Aston, PA, which was acquired as part of the acquisition of GCom in February 2008. Work that was produced in this facility has been migrated to the Company’s print facility in Secaucus, NJ.

•	the Company closed the digital print facilities located in Melville, NY and Mt. Prospect, IL which were acquired as part of the acquisition of RSG. Work that was produced in these facilities has been migrated primarily to the Company’s print facilities in West Caldwell, NJ, South Bend, IN and Houston, TX.

The closure of these facilities has reduced the Company’s headcount by approximately 400 positions and was completed primarily during the third and fourth quarters of 2008. The Company believes that these actions will result in combined annualized cost savings of approximately $23.0 million, including approximately $9.0 million in 2008. The shut down and integration of these operations are expected to result in estimated costs of approximately $21.0 million to $23.0 million, of which approximately $6.0 million has been accrued as part of the cost of these acquisitions and approximately $15.0 million to $17.0 million will be included in integration expense (approximately $11.4 million has been recorded as integration expense for these acquisitions through September 30, 2008) or capitalized as a component of the Company’s property, plant and equipment.

In addition, the Company also expects to incur costs of approximately $1.5 million to $2.0 million related to the integration of Capital, which will primarily be recorded as integration expense (approximately $0.6 million has been recorded as integration expense for this acquisition through September 30, 2008).

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2008 and 2007:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total restructuring, integration and asset impairment charges	$8,491	$2,106	$28,525	$12,154
After tax impact	$5,344	$1,301	$17,827	$7,480
Per share impact	$0.19	$0.05	$0.65	$0.23

The charges taken during the three and nine months ended September 30, 2008 primarily represent the following: (i) costs related to the Company’s headcount reductions, as previously discussed; (ii) integration costs of approximately $7.1 million and $12.0 million, respectively, related to the Company’s recent acquisitions; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. Further discussion of the restructuring, integration and asset impairment activities is included in the results of operations, which follows, as well as in Note 10 to the Condensed Consolidated Financial Statements.

Results of Operations

As discussed in more detail in Note 14 to the Condensed Consolidated Financial Statements, the Company has been realigned to operate as a unified company in 2008, and no longer operates itself as two separate business units. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The results of operations for the three and nine months ended September 30, 2008 and 2007 reflect this current presentation.

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

Three Months ended September 30, 2008 compared to Three Months ended September 30, 2007

					Quarter Over Quarter
	Three Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue	$42,397	26%	$79,579	44%	$(37,182)	(47)%
Shareholder reporting services revenue:
Compliance reporting	26,080	16	27,411	15	(1,331)	(5)
Investment management	41,842	25	35,061	19	6,781	19
Translation services	4,521	3	3,497	2	1,024	29

Total shareholder reporting services revenue	72,443	44	65,969	36	6,474	10

Marketing and business communications services revenue	42,077	26	26,770	15	15,307	57
Commercial printing and other revenue	7,039	4	9,360	5	(2,321)	(25)

Total revenue	163,956	100	181,678	100	(17,722)	(10)
Cost of revenue	(121,901)	(74)	(118,596)	(65)	(3,305)	(3)

Gross margin	42,055	26	63,082	35	(21,027)	(33)
Selling and administrative expenses	(49,401)	(30)	(53,580)	(29)	4,179	8

Segment (loss) profit	$(7,346)	(4)%	$9,502	6%	$(16,848)	(177)%

Revenue

Total revenue decreased $17,722, or 10%, to $163,956 for the three months ended September 30, 2008 as compared to the same period in 2007. The decline in revenue is primarily attributed to the decrease in capital markets services revenue which reflects a reduction in overall capital market activity during the three months ended September 30, 2008 as compared to the same period in 2007. Overall capital market activity for the three months ended September 30, 2008 reflects a decrease in overall filing activity of approximately 32% and a decrease in priced initial public offerings (“IPOs”) of approximately 71% as compared to the third quarter of 2007. As such, revenue from capital markets services decreased $37,182, or 47%, during the three months ended September 30, 2008 as compared to the same period in 2007, our lowest quarterly level since the mid 1990’s. Included in capital markets services revenue for the three months ended September 30, 2008 is $3,637 of revenue related to the Company’s virtual dataroom (“VDR”) services, which increased 54% as compared to the same period in 2007. Also, offsetting the decrease in capital markets services revenue was the addition of $1,331 of revenue from the acquisition of Capital, which was acquired in July 2008.

Shareholder reporting services revenue increased $6,474, or 10%, to $72,443 for the three months ended September 30, 2008 as compared to the same period in 2007. Shareholder reporting services includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue decreased approximately 5% for the three months ended September 30, 2008 as compared to the same period in 2007 and investment management revenue increased approximately 19% for the three months ended September 30, 2008 as compared to the same period in 2007. Also, there was an increase in translation services revenue of 29% during the third quarter of 2008 as compared to the same period in 2007. The decrease in compliance reporting revenue is due to several factors, including non-recurring jobs from 2007, timing, fewer filings and competitive pricing pressure. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to the same period in 2007. Offsetting the decrease in compliance revenue was $980 of revenue related to the acquisition of Capital. The increase in investment management revenue is primarily a result of the addition of $6,546 of revenue from the acquisitions of GCom and Capital, as previously discussed. The increase in translation services revenue is due to the addition of new clients and increased work from existing clients, primarily in the European market.

Marketing and business communications services revenue increased $15,307, or 57%, during the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to the addition of $17,293 of combined revenue from the Company’s recent acquisitions including: Alliance Data Mail Services, GCom and RSG, as previously discussed. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to lower activity levels from existing customers, the loss of certain accounts in 2008 as compared to the same period in 2007 and the timing of certain recurring jobs. Commercial printing and other revenue decreased approximately 25% for the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to lower activity levels in 2008 as a result of the general downturn in the economy and competitive pricing pressure.

					Quarter Over Quarter
	Three Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$132,447	81%	$135,656	75%	$(3,209)	(2)%
International	31,509	19	46,022	25	(14,513)	(32)

Total revenue	$163,956	100%	$181,678	100%	(17,722)	(10)%

Revenue from the domestic market decreased 2% to $132,447 for the three months ended September 30, 2008, compared to $135,656 for the three months ended September 30, 2007. This decrease is primarily due to the reduction in capital markets services revenue, and was partially offset by revenue associated with the Company’s recent acquisitions, as discussed further above.

Revenue from the international markets decreased 32% to $31,509 for the three months ended September 30, 2008, as compared to $46,022 for the three months ended September 30, 2007. Revenue from the international markets primarily reflects a reduction in capital markets services revenue, primarily due to lower overall capital markets activity in 2008 and a large non-recurring job in Europe that occurred in 2007. These decreases were partially offset by increases in shareholder reporting services revenue in Europe as a result of the addition of new clients and the addition of revenue resulting from the acquisition of GCom.

Gross Margin

Gross margin decreased $21,027, or 33%, for the three months ended September 30, 2008 as compared to the same period in 2007 and the gross margin percentage decreased by nine percentage points, to 26% for the three months ended September 30, 2008 as compared to a gross margin percentage of 35% for the three months ended September 30, 2007. The decrease in gross margin was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the decrease in gross margin percentage was the margin contribution from our recently acquired businesses, which had lower gross margin percentages than our historical revenue streams. Combined revenue for these acquisitions during the three months ended September 30, 2008 was $26,316, with a gross margin contribution of $4,198, resulting in a gross margin percentage of approximately 16%. Excluding the results of the recent acquisitions, the gross margin percentage would have been approximately 28%, a decrease of seven percentage points as compared to the same period in 2007. As the Company realizes the full benefit of the synergies upon the completion of the integration of these operations, management expects the gross margin contribution and percentage will improve.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4,179, or 8%, for the three months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred in 2008 and cost savings related to the decrease in pension costs. Also contributing to the decrease in selling and administrative expenses is a decrease in stock-based compensation expense for the three months ended September 30, 2008 as compared to the same period in 2007, primarily related to the reduction in compensation expense recognized under the Company’s equity incentive compensation plans, which is discussed further in Note 6 to the Condensed Consolidated Financial Statements. Offsetting the decrease in selling and administrative expenses for the three months ended September 30, 2008 as compared to the same period in 2007 was an increase in costs associated with increasing the VDR and translation services sales force during the last twelve months and increased labor costs as a result of the Company’s recent acquisitions. In addition, bad debt expense for the three months ended September 30, 2008 increased by $740 as compared to the same period in 2007, primarily a result of the current economic conditions. As a percentage of revenue, overall selling and administrative expenses increased to 30% for the three months ended September 30, 2008 as compared to 29% for the same period in 2007.

Segment Profit (Loss)

As a result of the foregoing, segment loss (as defined in Note 14 to the Condensed Consolidated Financial Statements) was ($7,346) for the three months ended September 30, 2008 as compared to segment profit of $9,502 for the same period in 2007. The decrease in segment profit is primarily a result of the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Segment loss for the three months ended September 30, 2008 includes profits of $1.7 million on revenue of $26.3 million related to the operations of the Company’s recent acquisitions, which are in the process of being integrated into the Company’s operations. Excluding the results of these operations, segment loss was ($9.1) million. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

					Quarter Over Quarter
	Three Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(6,860)	(4)%	$(5,975)	(3)%	$(885)	(15)%
Amortization	$(1,659)	(1)%	$(409)	—	$(1,250)	(306)%
Restructuring, integration and asset impairment charges	$(8,491)	(5)%	$(2,106)	(1)%	$(6,385)	(303)%
Interest expense	$(1,834)	(1)%	$(1,339)	(1)%	$(495)	(37)%
Other income (expense), net	$926	1%	$(259)	—	$1,185	458%
Income tax benefit	$8,017	5%	$1,534	1%	$6,483	423%
Effective tax rate	31.7%		261.8%
Income (loss) from discontinued operations	$6,084	4%	$(144)	—	$6,228	4,325%

Depreciation and amortization expense increased for the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s recent acquisitions. The increases in depreciation expense were partially offset by decreases in depreciation expense recognized for the three months ended September 30, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the three months ended September 30, 2008 were $8,491 as compared to $2,106 for the same period in 2007. The charges incurred during the three months ended September 30, 2008 primarily consisted of integration costs of approximately $7.1 million related to the Company’s recent acquisitions and costs related to the Company’s headcount reductions. The charges incurred during the three months ended September 30, 2007 primarily consisted of costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI, with its existing print facility in South Bend, IN and costs related to the integration of the St Ives Financial business.

Interest expense increased $495, or 37%, for the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during the three months ended September 30, 2008. There were no such borrowings during the same period in 2007.

Other income increased $1,185 for the three months ended September 30, 2008 as compared to the same period in 2007, primarily due to foreign currency gains during the three months ended September 30, 2008 as compared to foreign currency losses for the same period in the prior year as a result of the improvement in the U.S. dollar compared to other currencies during the third quarter of 2008.

Income tax benefit for the three months ended September 30, 2008 was $8,017 on pre-tax loss from continuing operations of ($25,264) compared to income tax benefit of $1,534 on pre-tax loss from continuing operations of ($586) for the same period in 2007. Income tax benefit for the three months ended September 30, 2007 reflects the favorable impact in 2007 resulting from adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

Income from discontinued operations for the three months ended September 30, 2008 was $6,084 as compared to a loss from discontinued operations of ($144) for the three months ended September 30, 2007. This increase is primarily due to the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization businesses for the three months ended September 30, 2008, as discussed further in Note 13 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, net loss for the three months ended September 30, 2008 was ($11,163) as compared to net income of $804 for the three months ended September 30, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of loss from continuing operations before income taxes for the three months ended September, 2008 and 2007 are as follows:

	Three Months Ended
	September 30,
	2008	2007

Domestic (United States)	$(24,722)	$(2,620)
International	(542)	2,034

Loss from continuing operations before taxes	$(25,264)	$(586)

The increase in domestic and international pre-tax loss from continuing operations is primarily due to the decrease in capital markets services revenue for the three months ended September 30, 2008 as compared to the same period in 2007, as previously discussed. In addition, the domestic and international results for the three months ended September 30, 2008 include $8,458 and $33, respectively, of restructuring and integration costs, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that are not allocated to the Company’s international operations.

Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007

					Period Over Period
	Nine Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue	$158,705	26%	$224,027	34%	$(65,322)	(29)%
Shareholder reporting services revenue:
Compliance reporting	146,057	24	159,195	24	(13,138)	(8)
Investment management	140,882	23	135,779	21	5,103	4
Translation services	13,559	2	10,908	2	2,651	24

Total shareholder reporting services revenue	300,498	49	305,882	47	(5,384)	(2)

Marketing and business communications services revenue	124,596	20	94,113	14	30,483	32
Commercial printing and other revenue	25,932	5	31,876	5	(5,944)	(19)

Total revenue	609,731	100	655,898	100	(46,167)	(7)
Cost of revenue	(410,162)	(67)	(410,410)	(63)	248	—

Gross margin	199,569	33	245,488	37	(45,919)	(19)
Selling and administrative expenses	(164,163)	(27)	(174,410)	(26)	10,247	6

Segment profit	$35,406	6%	$71,078	11%	$(35,672)	(50)%

Revenue

Total revenue decreased $46,167, or 7%, to $609,731 for the nine months ended September 30, 2008 as compared to the same period in 2007. The decline in revenue is primarily attributed to the decrease in capital markets services revenue which reflects a reduction in overall capital market activity during the nine months ended September 30, 2008 as compared to the same period in 2007. Overall capital market activity for the nine months ended September 30, 2008 reflects a decrease in overall filing activity of approximately 32% and a decrease in priced IPOs of approximately 66% as compared to the same period in 2007. As such, revenue from capital markets services decreased $65,322, or 29%, during the nine months ended September 30, 2008 as compared to the same period in 2007. As previously noted, our transactional revenue from capital markets activity in the third quarter of 2008 ($38.8 million) was at its lowest quarterly level since the mid 1990’s. In addition, our transactional revenue from capital markets activity in the first quarter of 2008 ($47.3 million) represents the third lowest level we experienced since the mid 1990’s. Included in capital markets services revenue for the nine months ended September 30, 2008 is $10,260 of revenue related to the Company’s VDR services, which increased 59% as compared to the same period in 2007. The increase in VDR revenue is a direct result of the Company’s focus on the sales and marketing of its new products, including VDR services, during the last twelve months. Also, offsetting the decrease in capital markets services revenue was the addition of $1,331 of revenue from the acquisition of Capital.

Shareholder reporting services revenue decreased $5,384, or 2%, to $300,498 for the nine months ended September 30, 2008 as compared to the same period in 2007. Shareholder reporting services includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue decreased approximately 8% for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease was partially offset by increases in investment management services revenue and translation services revenue of $5,103, or 4%, and $2,651, or 24%, respectively, during the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in compliance reporting revenue is due to several factors including non-recurring jobs from 2007, timing, fewer filings and competitive pricing pressure. Compliance reporting revenue in 2007 benefited from new SEC regulations regarding executive compensation proxy disclosures, resulting in more extensive disclosure requirements and an increased amount of work related to the initial preparation of these new disclosures. Compliance reporting revenue in 2007 also benefited from larger non-recurring special notice and proxy jobs in 2007 as compared to 2008. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to the same period in 2007. Offsetting the decrease in compliance revenue was $980 of revenue related to the acquisition of Capital. The increase in investment management revenue is primarily a result of the addition of $11,708 of revenue from the acquisitions of GCom and Capital. The increase in translation services revenue is due to the addition of new clients and increased work from existing clients, primarily in the European market.

Marketing and business communications services revenue increased $30,483, or 32%, during the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to the addition of $41,320 of combined revenue from the Company’s recent acquisitions including: Alliance Data Mail Services, GCom and RSG. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to lower activity levels from existing customers, the loss of certain accounts in 2008 as compared to the same period in 2007 and the timing of certain recurring jobs. Commercial printing and other revenue decreased approximately 19% for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to lower activity levels in 2008 as a result of the general downturn in the economy and competitive pricing pressure.

					Period Over Period
	Nine Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$486,977	80%	$512,903	78%	$(25,926)	(5)%
International	122,754	20	142,995	22	(20,241)	(14)

Total revenue	$609,731	100%	$655,898	100%	(46,167)	(7)%

Revenue from the domestic market decreased 5% to $486,977 for the nine months ended September 30, 2008, compared to $512,903 for the nine months ended September 30, 2007. This decrease is primarily due to the reduction in capital markets services revenue and shareholder reporting services revenue, and was partially offset by revenue associated with the Company’s recent acquisitions, as discussed above.

Revenue from the international markets decreased 14% to $122,754 for the nine months ended September 30, 2008, as compared to $142,995 for the nine months ended September 30, 2007. Revenue from the international markets primarily reflects a reduction in capital markets services revenue, primarily due to lower overall capital markets activity in 2008 and a large non-recurring job in Europe that occurred in 2007. These decreases were partially offset by an increase in translation services revenue in Europe as a result of the addition of new clients and the addition of revenue resulting from the acquisition of GCom. Also offsetting the decrease in revenue from the international markets is the weakness in the U.S. dollar compared to foreign currencies. At constant exchange rates, revenue from the international markets decreased 19% for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Gross Margin

Gross margin decreased $45,919, or 19%, for the nine months ended September 30, 2008 as compared to the same period in 2007 and the gross margin percentage decreased to approximately 33% for the nine months ended September 30, 2008 as compared to a gross margin percentage of 37% for the nine months ended September 30, 2007. The decrease in gross margin was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the decrease in gross margin percentage was the margin contribution from our recently acquired businesses, which had lower gross margin percentages than our historical revenue streams. Combined revenue for these acquisitions during the nine months ended September 30, 2008 was $55,505 with a gross margin contribution of $6,351, resulting in a gross margin percentage of approximately 11%. Excluding the results of the recent acquisitions during the nine months ended September 30, 2008, gross margin percentage would have been approximately 35%, a decrease of two percentage points as compared to the same period in 2007. As the Company realizes the full benefit of the synergies upon the completion of the integration of these operations, management expects the gross margin contribution and percentage will improve.

Selling and Administrative Expenses

Selling and administrative expenses decreased $10,247, or 6%, for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred during the second quarter of 2008, the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. Also contributing to the decrease in selling and administrative expenses is a decrease in stock-based compensation expense for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily related to the reduction in compensation expense recognized under the Company’s equity incentive compensation plans, which is discussed further in Note 6 to the Condensed Consolidated Financial Statements. Offsetting the decrease in selling and administrative expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 was an increase in costs associated with increasing the VDR and translation services sales force during the last twelve months and increased labor costs as a result of the Company’s recent acquisitions. In addition, bad debt expense for the nine months ended September 30, 2008 increased by $1,467, primarily a result of the current economic conditions. As a percentage of revenue, overall selling and administrative expenses increased slightly to 27% for the nine months ended September 30, 2008 as compared to 26% for the same period in 2007.

Segment Profit

As a result of the foregoing, segment profit of $35,406 (as defined in Note 14 to the Condensed Consolidated Financial Statements) decreased 50% for the nine months ended September 30, 2008 as compared to 2007 and segment profit as a percentage of revenue decreased to approximately 6% for the nine months ended September 30, 2008 as compared to 11% for the same period in 2007. The decrease in segment profit is primarily a result of the substantial reduction in capital markets services revenue due to the unfavorable market conditions in 2008, which historically is the Company’s most profitable class of service. Segment profit for the nine months ended September 30, 2008 includes a profit of approximately $1.6 million on revenue of $55.5 million related to the operation of the Company’s recent acquisitions, which are in the process of being integrated into the Company’s operations. Excluding the results of these operations, segment profit was $33.8 million, or 6.1% of revenue. Refer to Note 14 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

					Period Over Period
	Nine Months Ended September 30,				Favorable/(Unfavorable)
		% of		% of
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(20,996)	(3)%	$(19,988)	(3)%	$(1,008)	(5)%
Amortization	$(3,238)	(1)%	$(1,204)	—	$(2,034)	(169)%
Restructuring, integration and asset impairment charges	$(28,525)	(5)%	$(12,154)	(2)%	$(16,371)	(135)%
Interest expense	$(5,166)	(1)%	$(4,043)	(1)%	$(1,123)	(28)%
Other income, net	$3,116	1%	$262	—	$2,854	1,089%
Income tax benefit (expense)	$6,012	1%	$(6,986)	(1)%	$12,998	186%
Effective tax rate	31.0%		20.6%
Income from discontinued operations	$5,221	1%	$215	—	$5,006	2,328%

Depreciation and amortization expense increased for the nine months ended September 30, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s recent acquisitions. The increases in depreciation expense were partially offset by decreases in depreciation expense recognized for the nine months ended September 30, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the nine months ended September 30, 2008 were $28,525 as compared to $12,154 for the same period in 2007. The charges incurred during the nine months ended September 30, 2008 consisted of: (i) costs related to the Company’s reorganization that was announced during the second quarter of 2008; (ii) integration costs of approximately $12.0 million related to the Company’s recent acquisitions; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The charges incurred during the nine months ended September 30, 2007 primarily consisted of: (i) severance and integration costs related to the integration of the St Ives Financial Business; (ii) facility exit costs and asset impairment charges related to reduction of leased space at the Company’s New York City facility; (iii) facility exit costs related to leased warehouse space; and (iv) Company-wide workforce reductions.

Interest expense increased $1,123, or 28%, for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during the nine months ended September 30, 2008. There were no such borrowings during the same period in 2007.

Other income increased $2,854 for the nine months ended September 30, 2008 as compared to the same period in 2007, primarily due to the reduction of legal reserves in 2008 resulting from the withdrawal of outstanding legal claims from prior years. Also contributing to the increase in other income were foreign currency gains of $363 for the nine months ended September 30, 2008 as compared to foreign currency losses of ($1,124) for the same period in the prior year, as a result of the improvement in the U.S. dollar compared to other currencies during the third quarter of 2008.

Income tax benefit for the nine months ended September 30, 2008 was $6,012 on pre-tax loss from continuing operations of ($19,403) compared to income tax expense of $6,986 on pre-tax income from continuing operations of $33,951 for the same period in 2007. The effective tax rates for the nine months ended September 30, 2008 and 2007 were 31.0% and 20.6%, respectively. The higher effective tax rate for the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the favorable impact in 2007 resulting from tax benefits of $6,681 related to the completion of the Internal Revenue Services audits of our 2002 through 2004 federal income tax returns, settlement of the audit of the 2001 federal income tax return and the related recognition of previously unrecognized tax benefits. In addition, the results for the nine months ended September 30, 2007 include the favorable impact resulting from adjustments related to the reconciliation of the 2006 tax provision to the 2006 tax return that was filed in September 2007.

Income from discontinued operations for the nine months ended September 30, 2008 was $5,221 as compared to $215 for the nine months ended September 30, 2007. This increase is primarily due to the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization businesses for the nine months ended September 30, 2008, as discussed further in Note 13 to the Condensed Consolidated Financial Statements.

As a result of the foregoing, net loss for the nine months ended September 30, 2008 was ($8,170) as compared to net income of $27,180 for the nine months ended September 30, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of (loss) income from continuing operations before income taxes for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended
	September 30,
	2008	2007

Domestic (United States)	$(22,754)	$21,599
International	3,351	12,352

(Loss) income from continuing operations before taxes	$(19,403)	$33,951

The decrease in domestic and international pre-tax income from continuing operations is primarily due to the substantial reduction in capital markets services revenue for the nine months ended September 30, 2008, as previously discussed. In addition, the domestic and international results for the nine months ended September 30, 2008 include approximately $27.5 million and $1.0 million, respectively, of restructuring and integration costs, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that are not allocated to the Company’s international operations.

Liquidity and Capital Resources

	September 30,
Liquidity and Cash Flow Information:	2008	2007

Working capital	$140,489	$181,358
Current ratio	2.33:1	2.64:1
Net cash (used in) provided by operating activities (for the nine months ended)	$(24,410)	$57,004
Net cash (used in) investing activities (for the nine months ended)	$(61,258)	$(21,492)
Net cash provided by (used in) financing activities (for the nine months ended)	$34,815	$(33,407)
Capital expenditures	$(16,654)	$(14,295)
Acquisitions, net of cash acquired	$(79,495)	$(12,588)
Average days sales outstanding	70 days	69 days

Overall working capital decreased approximately $40.9 million as of September 30, 2008 as compared to September 30, 2007. The change in working capital is primarily attributed to: (i) cash used in the recent acquisitions of Alliance Data Mail Services, GCom, RSG and Capital; (ii) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and the Company’s reorganization, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements; (iii) cash used for capital expenditures; and (iv) cash used to repurchase shares of the Company’s common stock through December 2007. Also, contributing to the decrease in working capital is the classification of approximately $3.1 million of auction rate securities, at par, as a noncurrent asset as of September 30, 2008, which is discussed in more detail in Note 4 to the Condensed Consolidated Financial Statements. These decreases are partially offset by a decrease in accrued employee compensation and benefits, as a result of the decrease in accrued incentive compensation and the cost savings initiatives implemented by the Company, as previously discussed.

October 1, 2008 marked the five-year anniversary of the Company’s $75.0 million convertible subordinated debentures (the “Notes”), and was also the first day on which the “put” and “call” option became exercisable. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes. As a result, the Company repurchased approximately $66.7 million of the Notes in cash, at par, plus accrued interest, using its existing revolving credit facility. As of November 10, 2008, approximately $8.3 million of the Notes remain outstanding. The Company believes that the high incidence of Notes put back to the Company was primarily attributed to the adverse change in the general convertible notes capital markets during the last two weeks of September 2008.

During the third quarter of 2008, as an inducement to holders to not put their Notes, the Company amended the terms of the Note indenture effective October 1, 2008. The amendment increases the semi-annual cash interest payable to the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. The amendment also provided the Note holders with an additional put option on October 1, 2010. In addition, the amendment also changed the conversion price applicable to the Notes to $16.00 per share from $18.48 per share for the period from October 1, 2008 to October 1, 2010 and included a make — whole table in the event of fundamental changes, including but not limited to, certain consolidations or mergers that result in a change of control of the Company during the period from October 1, 2008 until October 1, 2010. These amendments apply to the $8.3 million of Notes which remain outstanding at November 10, 2008.

The Company had $39.0 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of September 30, 2008. The amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010. As of November 10, 2008, the Company had $108 million outstanding under this facility, which reflects the funding of the repurchase of the Notes, as discussed above. As of November 10, 2008, the Company has approximately $10.0 million of letters of credit outstanding. As such, total available borrowings under the credit facility as of November 10, 2008 are approximately $32.0 million.

The Company was in compliance with all financial loan covenants under the revolving credit facility as of September 30, 2008 and based upon its current projections, including the anticipated benefits of the previously mentioned cost savings initiatives and benefits of the acquisitions, the Company believes it will be in compliance with the financial loan covenants for the remainder of fiscal year 2008, however this is dependent upon our fourth quarter operating results and cash flows. Further deterioration of our operating results coupled with additional borrowings on our remaining capacity under the credit facility may bring us much closer to our financial covenant compliance levels than in the past. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

Through September 30, 2008, the Company received $30.0 million and an additional $7.0 million in October 2008 of cash from its international operations for U.S. working capital purposes. Additionally, as previously discussed, the Company was able to sell, at par, $35.6 million of its $38.7 million investments in auction rate securities during 2008.

The Company relies upon its cash flow generated from operations (both domestic and foreign), timely collection of accounts receivables and its borrowing capacity to fund its working capital needs, fund capital expenditures, provide for the payment of dividends and meet its debt service requirements. The Company is actively managing its liquidity position which is presently tight given the current difficult economic climate.

The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally the first and second quarter. The Company’s existing borrowing capacity provides for this seasonal demand. Although we believe that the level of cash flow expected from operations and the remaining availability under our credit facility should be adequate to fund our operating needs in the foreseeable future, there are no assurances at this time that this will be the case.

Cash Flows

Average days sales outstanding increased to 70 days for the nine months ended September 30, 2008 as compared to 69 days for the same period in 2007. The Company had net cash used in operating activities of $24.4 million for the nine months ended September 30, 2008 as compared to net cash provided by operating activities of $57.0 million for the nine months ended September 30, 2007. The change from net cash provided by operating activities in 2007 to net cash used in operating activities in 2008 is primarily the result of a decrease in operating income of approximately $55.1 million for the nine months ended September 30, 2008 as compared to the same period in 2007, a decrease in the collection of accounts receivable of approximately $5.8 million for the nine months ended September 30, 2008 as compared to the same period in the prior year due to the current economic environment, an increase in cash used to pay restructuring and integration expenses of approximately $17.3 million during the nine months ended September 30, 2008 as compared to the same period in 2007, and an increase in cash used to pay income taxes during the nine months ended September 30, 2008. Net cash used to pay income taxes for the nine months ended September 30, 2008 were $4.6 million as compared to $2.8 million during 2007, primarily due to income tax refunds of approximately $9.0 million in 2007. Overall, cash used in operating activities during the nine month periods increased by $81.4 million from September 30, 2007 to September 30, 2008.

Net cash used in investing activities was $61,258 for the nine months ended September 30, 2008 as compared to $21,492 for the nine months ended September 30, 2007. The increase in net cash used in investing activities in 2008 as compared to the same period in 2007 was primarily due to the increase in the cash used for acquisitions during the nine months ended September 30, 2008 as compared to the same period in 2007. Net cash used in acquisitions for the nine months ended September 30, 2008 amounted to $79,495 which consists of the acquisition of GCom, RSG, Capital and a net working capital adjustment related to the acquisition of Alliance Data Mail Services that was received in June 2008. Net cash used in acquisitions for the nine months ended September 30, 2007 amounted to $12,588, which consisted of St Ives Financial and an additional $3,000 related to the acquisition of certain technology assets of PLUM Computer Consulting, Inc. The net proceeds from the sale of marketable securities was $33,600 in 2008 as compared to $5,175 in 2007. In addition, the Company received proceeds of $1,292 from the sale of equipment during the nine months ended September 30, 2008. Capital expenditures for the nine months ended September 30, 2008 were $16,654 as compared to $14,295 for the nine months ended September 30, 2007.

Net cash provided by financing activities was $34,815 for the nine months ended September 30, 2008 as compared to net cash used in financing activities of $33,407 for the nine months ended September 30, 2007. The change from net cash used in financing activities in 2007 to net cash provided by financing activities in 2008 was primarily a result of the receipt of $39.0 million of net proceeds from the Company’s borrowings under its $150 million revolving credit facility during the nine months ended September 30, 2008, as compared to no borrowings during the same period in 2007. Also contributing to the increase was that the Company did not repurchase any shares of its common stock during the nine months ended September 30, 2008 as compared to repurchases of $40,101 during the same period in 2007. The Company’s stock repurchase program was completed in December 2007 and is discussed in more detail in Note 16 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Offsetting the increase in cash provided by financing activities for the nine months ended September 30, 2008 was a decrease in the cash received from the exercise of stock options during the nine months ended September 30, 2008 as compared to the same period in 2007.

2008 Outlook

In August 2008, the Company had revised its business outlook for 2008. As a result of further declines in overall capital markets activity and the additional workforce reductions initiated during the fourth quarter of 2008, the Company is further revising its business outlook for 2008.

The Company is revising its business outlook for 2008 for the following:

•	to reflect the anticipated continued significant downturn in industry-wide capital markets activity. The Company is currently estimating its revenue from capital markets services at approximately $195 million to $205 million. This represents our lowest level of transactional revenue since the mid 1990s.

•	to reflect a slight reduction in non-transactional revenue. The Company is currently estimating its revenue from non-transactional activities at $585 million to $600 million in 2008 as compared to our previous estimate of $605 million to $625 million. The reduced estimate is primarily due to lower revenue growth which the Company believes is partly associated with the general downturn in the economy.

•	to reflect its recent acquisitions. The acquisitions of Alliance Data Mail Services and GCom were included in the original guidance provided in March 2008; however, the acquisitions of RSG and Capital were not contemplated as part of the original guidance. The Company will complete the integration of these acquired businesses in the fourth quarter of 2008, and is beginning to realize the benefits resulting from the operating efficiencies and cost reduction synergies. As previously disclosed, the annualized revenue from these four acquisitions is estimated at $110 million to $120 million, and the segment profit on an annual basis is estimated at $25 million to $30 million. The Company expects that these four acquisitions will contribute approximately $70 million to $75 million in revenue and $5 million to $6 million in segment profit in 2008 to Bowne’s consolidated operating results. We had previously estimated that these acquisitions would contribute approximately $80 million to $85 million in revenue and $9 million to $11 million in segment profit in 2008 to Bowne’s operating results. The reduced 2008 contributions are primarily due to the lower capital markets activity and a slight delay in completing certain integration activities.

•	to reflect the estimated impact of additional reductions in workforce that was implemented during the fourth quarter of 2008. As previously noted, the Company made an additional reduction in its workforce and eliminated approximately 330 positions as part of its ongoing efforts to streamline its operations and realize operating efficiencies, as well as in response to the continued downturn in overall capital markets activity. The annual cost savings as a result of these workforce reductions are expected to be approximately $21.0 million to $23.0 million; the 2008 benefit to segment profit is estimated at approximately $1.0 million. This cost reduction initiative will result in fourth quarter pre-tax restructuring charges of approximately $4.0 million to $6.0 million.

These forward looking statements are based upon current expectations and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

	August 2008	November 2008
	Revised Outlook	Updated Outlook
(In millions, except per share amounts)

Revenue:	$825 to $870	$780 to $805
Transactional	$220 to $245	$195 to $205
Non-transactional	$605 to $625	$585 to $600
Segment Profit(1)	$65 to $80	$34 to $39
Restructuring, integration and asset impairment charges	$21 to $24	$34 to $36
Depreciation and amortization	$30 to $32	$30 to $32
Interest expense	$6 to $6.5	$6.5 to $7
Diluted E.P.S. from continuing operations	$0.20 to $0.45	($0.86) to ($0.73)
Diluted E.P.S. from continuing operations-pro forma(2)	$0.65 to $0.90	($0.10) to $0.03
Diluted shares(3)	28.0	28.0
Capital expenditures	$20 to $23	$20 to $23

(1)	Excludes restructuring, integration and asset impairment charges.

(2)	Pro forma has been adjusted to exclude the charges discussed in Note 1 above.

(3)	At August 1, 2008 and November 1, 2008, 27.0 million shares were outstanding. In addition, another 1.0 million shares from the potential dilutive effect of stock options and deferred stock units is assumed.

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

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets. This includes activity levels in the initial public offerings and mergers and acquisitions markets, both important components of the Company’s revenue. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio, long-term debt obligations and revolving credit agreement.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s Notes issued in September 2003 consist of fixed rate instruments and therefore would not be impacted by changes in interest rates. As previously disclosed, the $8.3 million Notes that remain outstanding were amended in October 2008. The amendment increases the semi-annual cash interest payable to the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. This amendment will not have a significant impact on the Company’s future cash flow or interest expense (an increase of approximately $83 per annum), based on the $8.3 million Notes that remain outstanding. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at the lesser of a base rate, or LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. The Company had $39.0 million of borrowings outstanding under its revolving credit facility as of September 30, 2008. During the nine months ended September 30, 2008, the weighted-average interest rate on this line of credit approximated 3.74%. A hypothetical 1% increase in the interest rate related to the revolving credit facility would not have a significant impact on interest expense during the nine months ended September 30, 2008 based on the Company’s average outstanding balance for this period.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. Revenue from the Company’s international operations is denominated in foreign currencies, while some of its costs are denominated in U.S. dollars. The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $3,820 and $6,912 in its Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2008 and 2007, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling and Canadian dollar.

Equity Price Risk

The Company’s investments in marketable securities were approximately $5.3 million as of September 30, 2008, primarily consisting of auction rate securities. As a result of recent uncertainties in the auction rate securities markets, we have reduced our exposure to those investments. Subsequent to September 30, 2008, the Company liquidated an additional $2.0 million of these securities at par. As of November 10, 2008, our investments in auction rate securities had a par value of $3.1 million.

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

The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the plan is dependent upon, among other things, the return on the plan’s assets. As a result of the significant decline in worldwide capital markets in 2008, the value of the investments held by the Company’s defined benefit pension plan have decreased through September 30, 2008. These fluctuations in equity values could affect the amount of the Company’s annual contribution to the plan in 2009, and result in a reduction to shareholders’ equity on our balance sheet as of December 31, 2008, which is when this plan’s funded status will be remeasured in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans”.

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

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Since the date of the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2007, there have been no material changes to the risk factors described under Item 1A in such Form 10-K, except as follows:

We have added the following risk factors related to current global economic conditions and tightening of the credit markets:

Current global economic conditions have created turmoil in credit and capital markets that, if they persist or deteriorate, could have a significant adverse impact on our operations.

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets and contractions in the capital markets. These economic conditions have resulted in negative impacts on businesses and financial institutions and financial services entities in particular. These economic conditions have resulted in unprecedented intervention in financial institutions and markets by governments throughout the world, including the enactment in the United States of the Emergency Economic Stabilization Act of 2008. These economic conditions have been characterized in news reports as a global economic crisis. They have also had a significant negative impact on our operations during the third quarter and on a year to date basis. If these conditions persist or deteriorate, they could potentially have a more significant impact on our operations in future periods by:

•	creating uncertainty in the business environment, which uncertainty would act as a disincentive for financial institutions and financial services entities to engage in credit market and capital market activities;

•	decreasing our customers’ demand for our capital market services and other product offerings;

•	adversely affecting our customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on our invoices; and

•	unless these conditions abate, making it more difficult for us to refinance or extend our credit facilities and, if such refinancing or credit extension is available, negatively impact the interest rates and terms upon which such refinancing or credit extensions would be available to us.

Our inability to repay or refinance the $150 million five-year senior, unsecured revolving credit facility, which matures in May 2010, would have a material adverse effect on our financial condition.

The $150 million five-year senior, unsecured revolving credit facility, under which we had $108 million outstanding at November 10, 2008, matures in May 2010. The Company’s ability to repay or refinance this credit facility will depend on, among other things, its financial condition at the time, credit market conditions and the availability of financing. The credit markets have tightened significantly since the second quarter of 2008. While the Company believes that it could obtain requisite additional financing, we cannot predict whether capital will be available to us at interest rates and on terms acceptable to us, if at all, when these obligations mature in 2010.

Item 5.	Other Information

In light of the continued significant decline in overall capital markets activity experienced in 2008 and the uncertainty surrounding the current economic conditions, the Company implemented an initiative during the fourth quarter of 2008 to further reduce its workforce by an additional 330 positions. This initiative includes a broad range of functions and is enterprise-wide. The reduction is expected to result in annualized cost savings of approximately $21.0 million to $23.0 million, and will result in a fourth quarter pre-tax restructuring charge of approximately $4.0 million to $6.0 million. These actions are in addition to the cost savings initiatives implemented during the second quarter of 2008.

In total during 2008, including the aforementioned reduction in workforce discussed above, the Company implemented initiatives designed to achieve approximately $75.0 million to $80.0 million in annualized cost reductions. These initiatives are part of the Company’s continued focus on improving its cost structure and realizing operating efficiencies, and in response to the downturn in overall capital markets activity. The cost reductions included the elimination of a total of approximately 1,000 positions, or approximately 24% of the Company’s total headcount. These cost reductions consist of the following:

•	a reduction in the Company’s workforce by approximately 330 positions implemented during the fourth quarter of 2008, resulting in expected annualized cost savings of approximately $21.0 million to $23.0 million.

•	a reduction in the Company’s workforce by approximately 270 positions implemented during the second quarter of 2008, resulting in expected annualized cost savings of approximately $23.0 million.

•	the continuation of the 2007 initiatives that are underway, resulting in $9.0 million of expected incremental annualized cost savings.

•	the integration and transition of recently acquired businesses, including the closure of facilities and a reduction in headcount of approximately 400 positions, resulting in an estimated $23.0 million of annualized cost savings.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/ DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 10, 2008