Form 10-K
period 2008-12-31
BOWNE & CO INC
filed 2009-03-16
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008,
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $324.5 million. For purposes of the foregoing calculation, the registrant’s 401(K) Savings Plan and its Global Employees Stock Purchase Plan are deemed to be affiliates of the registrant.

The registrant had 27,310,604 shares of Common Stock outstanding as of March 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 15, 2009. Part III, Items 10-12

Form 10-K
Item No.	Name of Item	Page

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
	Supplemental Item. Executive Officers of the Registrant	20

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	21
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	96

PART III
Item 10.	Directors and Executive Officers of the Registrant	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item 13.	Certain Relationships and Related Transactions	98
Item 14.	Principal Accountant Fees and Services	98

PART IV
Item 15.	Exhibits and Financial Statement Schedules	99
	Signatures	101
EX-3.5: BYLAWS, AS AMENDED
EX-10.1: 1999 INCENTIVE COMPENSATION PLAN AS AMENDED AND RESTATED
EX-10.2: SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN AS AMENDED AND RESTATED
EX-10.3: FORM OF TERMINATION PROTECTION AGREEMENT AS AMENDED AND RESTATED
EX-10.4: 2000 STOCK INCENTIVE PLAN AS AMENDED AND RESTATED
EX-10.5: LONG-TERM PERFORMANCE PLAN AS AMENDED AND RESTATED
EX-10.6: DEFERRED AWARD PLAN AS AMENDED AND RESTATED
EX-10.7: STOCK PLAN FOR DIRECTORS AS AMENDED AND RESTATED
EX-10.10: FORM OF STOCK OPTION AGREEMENT UNDER THE 1999 INCENTIVE COMPENSATION PLAN AS AMENDED AND RESTATED
EX-10.11: FORM OF STOCK OPTION AGREEMENT UNDER THE 2000 INCENTIVE COMPENSATION PLAN AS AMENDED AND RESTATED
EX-10.13: FORM OF RESTRICTED STOCK UNIT AGREEMENT
EX-10.16: FORM OF LONG-TERM EQUITY INCENTIVE AWARD AGREEMENT AS AMENDED AND RESTATED
EX-10.17: DEFERRED SALES COMPENSATION PLAN AS AMENDED AND RESTATED
EX-10.19: CONSULTING AGREEMENT
EX-10.20: FORM OF 2009 LONG-TERM INCENTIVE PLAN AGREEMENT
EX-21: SUBSIDIARIES OF THE COMPANY
EX-23.1: CONSENT OF KPMG LLP
EX-24: POWERS OF ATTORNEY
EX-31.1: SECTION 302 CERTIFICATION OF CEO
EX-31.2: SECTION 302 CERTIFICATION OF CFO
EX-32.1: SECTION 906 CERTIFICATION OF CEO
EX-32.2: SECTION 906 CERTIFICATION OF CFO

PART I

Item 1.	Business

Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne,” the “Company,” “We” or “Our” unless otherwise noted), established in 1775, is a global leader in providing business services that help companies produce and manage their shareholder, investor, marketing and business communications. These communications include, but are not limited to, regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Its services span the entire document life cycle and involve both electronic and printed media. Bowne helps clients create, edit and compose their documents, manage the content, translate the documents when necessary, personalize the documents, prepare the documents and in many cases perform the filing, and print and distribute the documents, both through the mail and electronically.

During 2008, the Company made several significant changes to its organizational structure and manufacturing capabilities to support the consolidation of its business units into a unified model that supports and markets Bowne’s full range of service offerings, from transactional services to corporate compliance reporting to investment management solutions and personalized digital marketing communications. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, the Company evaluated the impact on segment reporting and made certain changes to its segment reporting in the first quarter of 2008. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company previously conducted its business in two distinct operating segments: Financial Communications and Marketing & Business Communications. Prior to these changes, each segment had its own sales force, marketing and customer service organizations as well as research and development, product development, technology support and manufacturing. However, the fundamentals behind these two segments have converged. Clients for all of the services increasingly overlap; the technology for serving them and the marketing and channel requirements for reaching them are now similar or virtually identical. No longer is there a parallel set of distinct customers, services and channels; rather, there is an increasing cross-over between clients, application needs and sales and marketing requirements.

The Company made several significant internal changes during 2008 in order to more effectively address these market dynamics. Essentially, the Company has integrated its customer-facing resources to provide all Bowne services to all clients and prospects; the Company has unified its manufacturing footprint to provide the best quality and cost-effective technology regardless of timing and location; and has consolidated its administrative and support functions so that best practices and economic advantages are being leveraged across the enterprise. These changes have reduced costs during 2008 and the Company expects to realize the benefits of these changes in 2009 and beyond.

During 2008, the Company completed three strategic acquisitions to expand its customer base, gain access to new vertical and geographic markets, and expand technology-based offerings. As such, in 2008, the Company acquired the following businesses:

In February 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”). This acquisition expands the Company’s shareholder reporting services offerings within the investment management marketplace in the United States, the United Kingdom, Ireland and Luxembourg.

In April 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc. RSG is a provider of end-to-end solutions for marketing communications clients in the financial services and health care industries, which enables the Company to further expand its presence in those markets.

In July 2008, the Company acquired the U.S.-based assets and operating business of Capital Systems, Inc. (“Capital”), a leading provider of shareholder communications based in midtown New York City. Capital’s former office in midtown New York City complements the Company’s existing facility in the downtown New York City financial district. Capital enables Bowne to further extend its reach into key existing verticals: investment management, compliance reporting and capital markets services. Capital provides mutual fund quarterly and annual reporting and disclosure documents, such as SEC filings, including proxy statements and 10-Ks, as well as capital markets services for equity offerings, debt deals, securitizations, and mergers and acquisitions.

The acquisitions of these businesses are discussed in more detail in Note 2 to the Consolidated Financial Statements.

Overall, the Company generated revenue of approximately $766.6 million in 2008, $850.6 million in 2007, and $833.7 million in 2006, with segment profit of $33.2 million in 2008, $77.3 million in 2007, and $66.2 million in 2006. The Company’s segment profit is defined as gross profit (revenue less cost of revenue) less selling and administrative expenses.

Further information regarding revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2008, 2007 and 2006, as well as a reconciliation of segment profit to pre-tax (loss) income from continuing operations, are shown in Note 19 to the Consolidated Financial Statements. The Company’s previous year’s segment information has been restated to conform to the current year’s presentation.

Industry Overview

The business services industry is highly fragmented, with hundreds of independent service companies that provide a full range of document management services and with a wide range of technology and software providers. Specific to capital markets services and compliance reporting, there are many companies, including Bowne, that participate in a material way. Demand for capital markets services tends to be cyclically related to new debt and equity issuances and public mergers and acquisitions activity. Demand for compliance reporting is less sensitive to capital market changes and represents a recurring periodic activity, with seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Demand is also impacted by changing regulatory and corporate disclosure requirements.

The market for digital, personalized communications is currently fragmented with a large number of active participants providing a wide range of services. The primary competitors provide end-to-end, digital services ranging from message design services, to technical solutions design and implementation, to printing and distribution via mail or on-line delivery. Bowne is focused on providing the full range of services required to support clients with data integration, document creation, production, distribution and management solutions that address the growing variable personalized communications needs of many industries. Companies are increasingly looking to digital, variable, data-driven solutions to help streamline their communications and increase their competitive edge. For example, a firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. Bowne’s depth of experience in digital variable document production coupled with the technologies that provide clients with an end-to-end solution for business and marketing communications, supported by Bowne’s reputation for quality, integrity, and overall production experience in a number of industries, uniquely position Bowne in this emerging marketplace.

The Company

The Company provides a full-range of services consisting of the following: capital markets services, formerly referred to as “transactional services,” shareholder reporting services, marketing communications and commercial printing.

Capital markets services

Capital markets services includes a comprehensive array of services to create, manage, translate, file and distribute shareholder and investor-related documents. Bowne provides these services to its clients in connection with capital market transactions, such as equity and debt issuances and mergers and acquisitions. The Company’s capital markets services apply to registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company also offers Bowne Virtual Dataroomtm, (“VDR”) a hosted online data room capability, which provides a secure and convenient means for clients to permit due diligence of documents in connection with securities offerings, mergers and acquisitions and other corporate transactions. This service is offered through an alliance with BMC Group Inc., an information management and technology service provider to corporate, legal and financial professionals. During 2008, the Company rolled out a major expansion of its virtual data room offering, with enhanced product features and an expanded sales force. Historically, capital markets transactional services have been the single largest contributor to the Company’s total revenue and in 2008 represented approximately 25% of Bowne’s total revenue.

Shareholder reporting services

Shareholder reporting services include compliance reporting, investment management services and translations services revenue. Bowne provides services to public corporations in connection with their compliance obligations to produce, file and deliver periodic and other reports under applicable laws and regulations, which the Company calls “compliance reporting services.”

The Company’s compliance reporting services apply to annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission (“SEC”) or other regulatory bodies around the world. Bowne is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing options, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm, and 6-K Expresstm. In 2006, the Company expanded its compliance service offerings to include Pure Compliancetm, an EDGAR-only filing service that offers clients a balance of fixed pricing, rapid turnaround, and high quality HTML output to meet their regulatory filing requirements. In 2007, the Company launched its electronic Proxy service, Bowne ePodtm, to assist public companies in responding to the SEC’s rule enabling issuers to furnish proxy materials to shareholders through an electronic Notice and Access delivery model and in 2008 the Company launched Bowne Compliance Driversm, an automated financial statement reporting tool, through a strategic alliance with Clarity Systems, Inc. The Company is also an active member of XBRL International, a not-for-profit steering group of over 500 firms dedicated to the development and advancement of XBRL. In December 2008, the SEC issued a requirement that would require companies to submit financial disclosures in XBRL beginning in June 2009. As an ongoing effort to position the Company at the forefront of this emerging technology, the Company announced enhancements to its suite of XBRL solutions during 2008, which will assist clients in meeting the SEC filing requirement.

Investment management services apply to regulatory and shareholder communications such as annual or interim reports, prospectuses, information statements and marketing-related documents. The Company offers Customized Investor Books, which empowers investment managers to tailor the information they provide to their shareholders and contract holders, reducing costs and creating a better customer experience.

In addition, the Company provides customized translation services to financial, legal, advertising, consulting and corporate communications professionals.

Marketing communications

Marketing communications include a portfolio of services to create, manage and distribute personalized communications, including financial statements, enrollment kits and sales and marketing collateral, to help companies communicate with their customers. Bowne provides these services primarily to the financial services, commercial banking, health care, insurance, gaming, and travel and leisure industries.

The marketing communications services offered by the Company use advanced database technology, coupled with high-speed digital printing, to help clients reach their customers with targeted customized and personalized communications. Using a model that begins with extensive consultation to ascertain clients’ communications challenges, Bowne delivers quality technology-based applications that integrate document creation, content management, digital printing, and electronic and physical delivery.

Bowne has developed unique technology solutions that provide the framework to customize each document to meet a client’s unique needs, while maintaining the controls and standards to ensure each personalized communication produced and delivered on the client’s behalf is consistently accurate and of the highest quality, from creation to delivery.

•	Clients are provided with web-based tools to edit and manage their document content repository and order documents for delivery, with an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing and legal professionals, as well as other authorized users.

•	Extensive business logic provides for automated customization and personalization of each document based on an individual client’s needs.

•	Production and distribution methods are flexible to match the needs of clients with a mix of capabilities for digital print and electronic delivery that can be managed at the document level.

•	Automated controls incorporated throughout the system utilize barcode technology, provide for speed, quality, and audit capabilities for a unique document to be tracked anywhere in the system.

Bowne services help clients create, manage and distribute critical information, such as statements, trade confirmations, welcome and enrollment kits, sales kits and marketing collateral. With the ability to provide personalized and targeted communications, rather than the conventionally printed generic information, clients are able to achieve higher returns on their marketing dollars and reduce waste. Because of the integration of systems between Bowne and its clients, these services tend to involve longer-term relationships. The primary clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies, commercial banks, health care providers, and educational services.

Commercial printing

Bowne also provides commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter.

Operations

Over the last several years, the Company has focused on improving its cost structure and operating efficiencies by reducing fixed costs and increasing flexibility to better respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated a portion of its U.S. offices and facilities. While the Company maintains its own printing capabilities in North America, Bowne also outsources some printing to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing the staffing, maintenance and operating expense associated with underutilized facilities, and is in line with industry practice. The Company also has arrangements with companies in India to perform some of its composition processing and related functions. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to significantly reduce its fixed and direct labor costs. As a result of the increased flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long-term and that it will not need to add back most of the personnel and related costs as the business expands.

The Company believes that its technology investments have produced one of the most flexible and efficient composition, printing and distribution systems in the industry, for example:

•	Bowne launched FundSuite SX, an investment management product obtained from its acquisition of GCom in February 2008. FundSuite SX automates a tedious process with which investment management administrators have historically been tasked. It converts raw financial data into effective communications, reports and filings, and is integrated with the Company’s full suite of investment management products and services.

•	As a result of its acquisition of St Ives Financial in 2007 the Company now offers Smartappstm, an online content management system that improves the process of producing financial documents, and MergeText, a content repository.

•	Based upon technology acquired from PLUM Computer Consulting Inc. during 2006 the Company announced the launch of a content management system, FundAlign®, that provides mutual fund and investment management firms with the means to collaborate throughout the process of creating, composing and distributing critical communications such as prospectuses and shareholder reports. The system combines a Microsoft® interface with a network of composing systems.

•	In October 2008, the Company released Bowne Compliance Driversm, an external reporting tool, as a result of a strategic relationship with Clarity Systems, Inc.

•	In 2007 and 2008, Bowne was named to the Information Week 500, the annual ranking of the nation’s most innovative Information Technology companies. Bowne was recognized for investments in innovative technology infrastructure and its client facilities with an advanced telecommunications and information technology infrastructure and state-of-art amenities.

•	During 2008, the Company upgraded its iGen presses to iGen4tm digital presses which utilize the latest digital technology.

•	Bowne developed the Bowne Interactive XBRL Viewer, which gives issuers the ability to upload, technically validate, and preview XBRL documents before submitting them to the SEC. Through its strategic relationship with Rivettm Software, Bowne offers XBRL tagging capabilities. The Company also formed an offshore XBRL team to complete XBRL tagging under the strict supervision of internal experts. Under recently announced SEC requirements, U.S. large accelerated filers are required to file financial disclosures in XBRL in 2009, with all other issuers subject to the mandate within the next three years.

•	During 2008, the Company continued progress on building its distributive print platform converting its Secaucus, NJ, Boston, MA and Houston, TX offset print facilities into integrated offset and digital print facilities.

•	Advances in technology have permitted Bowne to centralize the majority of its composition operations into six “Centers of Excellence,” to reduce its composition workforce and to outsource the more routine and less critical composition work at a lower cost than performing it in-house.

•	In 2008, the Company expanded its use of centralized customer service centers, creating a centralized Investment Management center. In 2007, the Company created a Compliance Service Assistance center that transitioned a majority of the labor-intensive task of work order creation and project coordination of several EDGAR-only compliance documents (8-Ks, 6-Ks, and Schedule 13s); in 2008, the Compliance Service Assistance Center added Section 16 filing capabilities. These centers free up capacity in the Company’s local Customer Service centers, enabling project coordinators to better manage the relationship side of these transactions and increase their focus on projects that require greater one-on-one communication with clients.

•	In 2008, the Company launched a new workflow and billing system, which accelerates and simplifies the movement of data between customer service, manufacturing shop floor and invoicing.

Other Information

For each of the past three fiscal years, the Company’s capital markets transactional services revenue has accounted for the largest share of consolidated total revenue, as shown below:

	Years Ended
	December 31,
Type of Service	2008	2007	2006

Capital markets services revenue:
Transactional services	25%	36%	36%
VDR services	2	1	—

Total capital markets services revenue	27	37	36
Shareholder reporting services revenue:
Compliance reporting	22	22	21
Investment management	23	19	19
Translation services	2	2	1

Total shareholder reporting services revenue	47	43	41
Marketing communication services revenue	22	15	16
Commercial printing and other revenue	4	5	7

	100%	100%	100%

The Company has facilities to serve customers throughout the United States, Canada, Europe, Central America, South America and Asia.

Although investment in equipment and facilities is required, the Company’s business is principally service-oriented. In all of its activities, speed, accuracy, quality of customer service, and the need to preserve the confidentiality of the customers’ information is paramount.

The Company’s composing and its manufacturing platforms are operated as centralized and fully distributive models. This provides Bowne with the ability to maximize efficiency, increase utilization and better service its customers’ needs.

During 2008, the Company reduced the number of conference rooms it maintains for use by clients while transactions are in progress. This reduction was in response to decreased client demand; however, these amenities are still provided in high density markets. On-site customer service professionals work directly with clients, which promotes speed and ease of editorial changes and otherwise facilitates the completion of clients’ documents. In addition, the Company uses an extensive electronic communications network, which facilitates data handling and makes collaboration practicable among clients at different sites.

The Company was established in 1775, incorporated in 1909, reincorporated in 1968 in the State of New York, and reincorporated again in 1998 in the State of Delaware. The Company’s corporate offices are located at 55 Water Street, New York, NY 10041, telephone (212) 924-5500. The Company’s website is www.bowne.com, and contains electronic copies of Bowne news releases and SEC filings, as well as descriptions of Bowne’s corporate governance structure, products and services, and other information about the Company. This information is available free of charge. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Competition

The Company believes that it offers a unique array of services and solutions for its clients. However, competition in the various individual services described above is intense. Factors in this competition include not only the speed and accuracy with which the Company can meet customer needs, but also the price of the services, quality of the product, historical experience with the client and complementary services.

In capital market services and shareholder reporting services, the Company competes primarily with several global competitors and regional service providers having similar degrees of specialization. Some of these organizations operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. Based upon the most recently available published information, the Company is a market leader in capital markets services. In addition to its customer base, the Company has experienced competition for sales, customer service and production personnel in financial printing.

In commercial printing the Company competes with general commercial printers, which are far more numerous than those in the financial communications market and some of these printers have far greater financial resources than those of the Company.

In the digital personalized communications market Bowne competes with diverse competition from a variety of companies, including commercial printers, in-house departments, direct marketing agencies, facilities management companies, software providers and other consultants.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

Revenue from capital markets services accounted for approximately 27% of the Company’s revenue in 2008. This revenue stream is driven by a transactional or financing event and is affected by various factors including conditions in the world’s capital markets. Transactional revenue and net income depends upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, credit availability and prevailing interest rates, and general economic and political conditions. During 2008, the Company experienced a significant decline in revenue from capital markets services primarily resulting from the current economic conditions. If these conditions persist or further deteriorate, they could potentially have a more significant impact on customers’ demand for the Company’s capital market services, which could result in a decrease in revenue in future periods.

Revenue from all other lines of service besides capital markets accounted for approximately 73% of Bowne’s revenue and tends to be more recurring in nature and includes revenue from shareholder reporting services as well as revenue from marketing communications product offerings.

Revenue derived from shareholder reporting services is seasonal, with the greatest number of proxy statements and regulatory reports required during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. Shareholder reporting services, commercial and digital printing are not considered to be as cyclical as capital markets transactional services, and help to diversify the Company’s revenue streams.

A small portion of revenue originates in the insurance industry related to statutory reporting which is seasonal, with most of this business occurring during the first quarter ending March 31. In addition, the portion of revenue from marketing communications services relating to enrollment kits is seasonal, as it relates to employee benefits open enrollment activity which typically occurs during the fourth quarter ending December 31.

Research and Development

The Company evaluates, on an ongoing basis, advances in computer software, hardware and peripherals, computer networking, telecommunications systems and Internet-related technologies as they relate to the Company’s business and to the development and deployment of enhancements to the Company’s proprietary systems.

The Company utilizes a computerized composition and telecommunications system in the process of preparing documents. The Company continues to research and develop its digital print technology, enhancing its service offerings as there are advances in software, hardware, and other related technologies.

As the oldest and one of the largest shareholder and marketing communication companies in the world, Bowne’s extensive experience allows it to proactively identify clients’ needs. Bowne understands the ever-changing aspect of technology in this business, and continues to be on the cutting edge in researching, developing and implementing technological breakthroughs to better serve clients. Capital investments are made as needed, and technology and equipment is updated as necessary.

Bowne works with industry-leading hardware and software vendors to support the technology infrastructure. Various software tools and programming languages are used within the technical development environment. The Company invests in the latest technologies and equipment to constantly improve services and remain on the leading edge. With a technology team comprised of over 200 professionals as of December 31, 2008 (in solutions management, application development and technology operations departments), Bowne is constantly engaged in numerous and valuable systems enhancements.

Bowne has established document management capacity that is flexible and aligned with customer demand. Technology plays a key role in this strategy through the extension of the composition network with vendors in India. This allows the Company to efficiently and seamlessly outsource EDGAR conversions and composition work as needed. In addition, other technology services are outsourced where it can be done at substantial cost savings and added flexibility.

The Company strives to ensure the confidentiality, integrity and availability of clients’ data. Bowne developed a secure mechanism that, through software logic, secure gateways, and firewalls provides a system that is designed for security and reliability with substantial disaster recovery capability for clients. The Company continually seeks to improve these systems.

Patents and Other Rights

The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer composition and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, many of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also uses the following service marks and trademarks: Bowne Compliance Driversm, Bowne Compliance Plussm, Bowne ePod®, Bowne 8-K Express®, BowneFaxtm, BowneFile16®, BowneImpressions®, BowneLink®, Bowne 6-K Express®, Bowne Virtual Dataroomtm, Deal Room Express®, DealTranstm, E2 Expresstm, Express Starttm, FundAlign®, FundSmith®, ProspectusNow®, Pure Compliance®, QuickPathtm, SecuritiesConnect®, smartappstm, smartforumtm, smartedgartm, smartprooftm, and XMarktm.

Sales and Marketing

The Company employs approximately 200 sales and marketing personnel. During 2008, the Company created a unified client-facing sales organization which leverages the Company’s regional field sales management to sell and support all Bowne services. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales personnel act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions.

During the fiscal year ended December 31, 2008, no single customer accounted for 10% or more of the Company’s sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its Capital Markets Services, the Company usually has a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

At December 31, 2008, the Company had approximately 3,200 full-time employees. The Company believes relations with its employees are excellent. Less than one percent of the Company’s employees are members of various unions covered by collective bargaining agreements. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

Suppliers

The Company purchases or leases various materials and services from a number of suppliers, of which the most important items are paper, air and ground delivery services, computer hardware, copiers and printing equipment, software and peripherals, communication equipment and services, outsourced printing and composition services and electrical energy. The Company purchases paper from paper mills and paper merchants. The Company has experienced no difficulty to date in obtaining an adequate supply of these materials and services. Alternate sources of supply are presently available.

International Sales

The Company’s international business offers similar services as those delivered by its domestic operations. International capabilities are delivered primarily by the Company or in some areas through strategic relationships. The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, the Company has affiliations with firms providing similar services abroad. Revenues derived from foreign countries, other than Canada, were approximately 11% of the Company’s total revenues in 2008, 13% in 2007 and 12% in 2006. During 2008, 2007 and 2006, revenues derived from foreign countries other than Canada totaled $85 million, $110 million and $97 million, respectively. Canadian revenues were approximately 8%, 10% and 10% of the Company’s total sales in 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, revenues derived from Canada totaled $63 million, $83 million, and $89 million, respectively.

Item 1A.	Risk Factors

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Current global economic conditions have created turmoil in credit and capital markets that, if they persist or deteriorate, could have a significant adverse impact on the Company’s operations.

Current United States and worldwide economic conditions have resulted in an extraordinary tightening of credit markets and contractions in the capital markets. These economic conditions have resulted in negative impacts on businesses and financial institutions and financial services entities in particular. They have also resulted in unprecedented intervention in financial institutions and markets by governments throughout the world, including the enactment in the United States of the Emergency Economic Stabilization Act of 2008. These economic conditions have been characterized in news reports as a global economic crisis, and have also had a significant negative impact on the Company’s operations during the second half of 2008. If these conditions persist or deteriorate, they could potentially have a more significant impact on operations in future periods by:

•	creating uncertainty in the business environment, which uncertainty would act as a disincentive for financial institutions and financial services entities to engage in credit market and capital market activities;

•	further decreasing customers’ demand for Bowne’s capital market services and other product offerings;

•	adversely affecting customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on invoices; and

•	unless these conditions abate, it may become more difficult for the Company to refinance or extend its credit facility and, if such refinancing or credit extension is available, negatively impact the interest rates and terms upon which such refinancing or credit extensions would be available to us.

An inability to repay or refinance the $150 million five-year senior, unsecured revolving credit facility, which matures in May 2010, would have a material adverse effect on the Company’s financial condition.

The $150 million five-year senior, unsecured revolving credit facility, under which the Company had $79.5 million outstanding at December 31, 2008, matures in May 2010. The Company’s ability to repay or refinance this credit facility will depend on, among other things, its financial condition at the time, credit market conditions and the availability of financing. The credit markets have tightened significantly since the second quarter of 2008. While the Company believes that it could obtain requisite replacement financing, it cannot predict whether capital will be available at reasonable interest rates and on acceptable terms, if at all, when these obligations mature in 2010.

The Company is in discussions with the members of its bank group to amend and extend its existing revolving credit facility. Such amendment and extension is expected to be completed in the near future. However, there is no assurance that the full amount of this facility will be amended and extended.

Continued economic crisis and stock market declines could reduce future potential earnings and could result in future goodwill impairments.

The current global economic crisis has impacted the stock prices of many companies. If the price of Bowne common stock remains depressed, it could result in an impairment of the Company’s goodwill. Bowne’s stock value is dependent upon continued future growth in demand for the Company’s services and products. If such growth does not materialize or the Company’s forecasts are significantly reduced, the Company could be required to recognize an impairment of its goodwill. The Company performed its annual goodwill impairment assessment as of December 31, 2008. Based on the analysis, it concluded that the fair value of the Company’s reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, market capitalization, which is an indicator of fair value, was below the carrying value of the reporting unit due to significant declines in stock price during the year. However, an estimated control premium was also used in the Company’s determination of fair value. The control premium represents the amount an investor would pay, over and above market capitalization, in order to obtain a controlling interest in a company. The control premium used in the determination of fair value is subject to management judgment, including the interpretation of economic indicators and market valuations at the time of the analysis as well as Bowne’s strategic plans with regard to its operations. To the extent additional information arises, Bowne’s stock price remains depressed, or its strategies change, it is possible that the conclusion regarding goodwill impairment could change, which could have an adverse effect on Bowne’s financial position and results of operations.

The Company’s strategy to increase revenue through introducing new products and services and acquiring businesses that complement its existing businesses may not be successful, which could adversely affect results and may negatively affect earnings.

Approximately 27% of the Company’s revenue was derived from capital market services in 2008, which are dependent upon capital markets transactional activity. Bowne is pursuing strategies designed to improve our capital markets service offerings and grow non-capital markets businesses (which represented about 73% of Bowne’s revenue in 2008), including compliance reporting services, investment management services and the Company’s digital and personalization business. At the same time Bowne has pursued a strategy of acquisitions and strategic alliances for complementary products and service offerings. The Company also believes that pursuing complementary acquisition opportunities will lead to more stable and diverse recurring revenue. This strategy has many risks, including the following:

•	the pace of technological changes affecting the Company’s businesses and its clients’ needs could accelerate, and Bowne products and services could become obsolete before the Company has recovered the cost of developing them or obtained the desired return on its investment; and

•	product innovations and effectively serving clients require a large investment in personnel and training. The market for sales and technical staff is competitive, and the Company may not be able to attract and retain a sufficient number of qualified personnel.

If the Company is unsuccessful in continuing to enhance its non-transactional products and services and acquire complementary products and services, it will not be able to continue to diversify its revenues and will remain subject to the sometimes volatile swings in the capital markets that directly impact the demand for transactional capital markets services. Furthermore, if the Company is unable to provide value-added services in areas of document management other than traditional composition and printing, its results may be adversely affected if an increasing number of clients handle this process in-house, to the extent that new technologies allow this process to be conducted internally. The Company believes that if it is not successful in achieving its strategic objectives within transactional capital markets services, growing its other business lines and acquiring complementary product and service offerings, Bowne may experience decreases in profitability and volume. If this decline in profitability were to continue, without offsetting increases in revenues from other products and services, the Company’s business and results of operations would be materially and adversely affected.

Revenue from printed shareholder documents is subject to regulatory changes and volatility in demand, which could adversely affect the Company’s operating results.

The market for these services depends in part on the demand for printed shareholder and investor documents, which is driven largely by capital markets activity and the requirements of the SEC and other regulatory bodies. Any rulemaking substantially affecting the content of documents to be filed and the method of their delivery could have an adverse effect on Bowne’s business. In addition, evolving market practices in light of regulatory developments, such as postings of documents on Internet web pages and electronic delivery of offering documents, may adversely affect the demand for printed financial documents and reports.

Recent regulatory developments in the United States and abroad have sought to change the method of dissemination of financial documents to investors and shareholders through electronic delivery rather than through delivery of paper documents. The SEC’s “access equals delivery” rules which eliminate the requirement to deliver a printed final prospectus unless requested by the investor, its rules for the dissemination of proxy materials to shareholders electronically and for the dissemination of mutual fund prospectuses electronically, unless a printed prospectus is requested by the investor, are reflective of these regulatory developments. Regulatory developments which decrease the delivery of printed transactional or compliance documents could harm Bowne’s business and adversely affect its operating results.

Regulatory developments in the United States have also accelerated the timing for filing periodic compliance reports, such as public company annual reports and interim quarterly reports, and also have changed some of the content requirements requiring greater disclosure in those reports. The combination of shorter deadlines for public company reports and more content may adversely affect the Company’s ability to meet client’s needs in times of peak demand, or may cause clients to try to exercise more control over their filings by performing those functions in-house.

The Company’s revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own. For example, clients and their financial advisors have increasingly relied on web-based distributions for prospectuses and other printed materials. Also, the migration from an ASCII-based EDGAR system to an HTML format for SEC public filings eventually may enable more clients to handle all or a portion of their periodic filings without the need for Bowne’s services.

The environment in which Bowne competes is highly competitive, which creates adverse pricing pressures and may harm the Company’s business and operating results if it cannot compete effectively.

Competition in this business is intense. The speed and accuracy with which Bowne can meet client needs, the price of its services and the quality of its products and supporting services are factors in this competition. In the capital markets, shareholder reporting and commercial printing lines of service, the Company competes directly with several other service providers having similar degrees of specialization. One of these service providers is a division of a company that has greater financial resources than those of Bowne.

The Company’s marketing communications services face diverse competition from a variety of companies including commercial printers, in-house print operations, direct marketing agencies, facilities management companies, software providers and other consultants. In commercial printing services, the Company competes with general commercial printers, which are far more numerous than those in the financial printing market.

These competitive pressures could reduce Bowne’s revenue and earnings.

The market for marketing communications services is relatively new and the Company may not realize the anticipated benefits of its investment.

The personalized communications market is loosely defined with a wide variety of different types of services and product offerings. Moreover, customer acceptance of the diverse solutions for these services and products remains to be proven in the long-term, and demand for discrete services and products remains difficult to predict.

Bowne has made significant investments in developing its capabilities through the purchase of the marketing and business communications division of Vestcom, which was completed in January 2006; the acquisition of Alliance Data Mail Services, which was completed in November 2007; and the acquisition of RSG, which was completed in April 2008.

If the Company is unable to adequately implement its solutions, generate sufficient customer interest in those solutions or capitalize on sales opportunities, it may not be able to realize the return on its investments that were anticipated. Failure to recover an investment or the inability to realize sufficient return on its investment may adversely affect the Company’s results of operations as well as its efforts to diversify the Company’s businesses.

Bowne’s business could be harmed if it does not successfully manage the integration of businesses that are acquired.

As part of its business strategy, Bowne has and may continue to acquire other businesses that complement its core capabilities. Recent acquisitions are reflective of that strategy. The benefits of an acquisition may often take considerable time to develop and may not be realized. Acquisitions involve a number of risks, including:

•	the potential loss of revenue and/or customers related to the recent acquisitions;

•	the difficulty of integrating the operations and personnel of the acquired businesses into Bowne’s ongoing operations;

•	the potential disruption of ongoing business and distraction of management;

•	the difficulty in incorporating acquired technology and rights into the Company’s products and technology;

•	unanticipated expenses and delays relating to completing acquired development projects and technology integration;

•	an increase in the Company’s indebtedness and contingent liabilities, which could restrict the Company’s ability to access additional capital when needed or to pursue other important elements of its business strategy;

•	the management of geographically remote units;

•	the establishment and maintenance of uniform standards, controls, procedures and policies;

•	the impairment of relationships with employees and clients as a result of any integration of new management personnel;

•	risks of entering markets or types of businesses in which Bowne has either limited or no direct experience;

•	the potential loss of key employees or clients of the acquired businesses; and

•	potential unknown liabilities, such as liability for hazardous substances, or other difficulties associated with acquired businesses.

As a result of the aforementioned and other risks, the Company may not realize anticipated benefits from acquisitions, which could adversely affect its business.

The Company is exposed to risks associated with operations outside of the United States.

Bowne derived approximately 19% of its revenues in 2008 from various foreign sources, and a significant part of its current operations are outside of the United States. The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, Bowne has affiliations with certain firms providing similar services abroad. As a result, the Company’s business is subject to political and economic instability and currency fluctuations in various countries. The maintenance of Bowne’s international operations and entry into additional international markets require significant management attention and financial resources. In addition, there are many barriers to competing successfully in the international arena, including:

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

The Company cannot assure that its investments in other countries will produce desired levels of revenue or that one or more of the factors listed above will not harm its business.

The Company does not have long-term service agreements in the capital markets services business, which may make it difficult to achieve steady earnings growth on a quarterly basis and lead to adverse movements in the price of its common stock.

A majority of Bowne’s revenue from its capital markets services is derived from individual projects rather than long-term service agreements. Therefore, the Company cannot assure that a client will engage Bowne for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict the Company’s future revenue. As a result, Bowne’s financial results may fluctuate from period to period based on the timing and scope of the engagement with its clients which could, in turn, lead to adverse movements in the price of the Company’s common stock or increased volatility in its stock price generally. Bowne has no backlog, within the common meaning of that term; however, within its capital markets services, it usually has a backlog of clients preparing for initial public offerings, or IPOs. This IPO backlog is highly dependent on the capital markets for new issues, which can be volatile. During 2008, the IPO market experienced a severe reduction in activity.

If the Company is unable to retain key employees and attract and retain other qualified personnel, its business could suffer.

Bowne’s ability to grow and its future success will depend to a significant extent on the continued contributions of key executives, managers and employees. In addition, many of Bowne’s individual technical and sales personnel have extensive experience in the Company’s business operations and/or have valuable client relationships that would be difficult to replace. Their departure from the Company, if unexpected and unplanned for, could cause a disruption to Bowne’s business. The Company’s future success also depends in large part on its ability to identify, attract and retain other highly qualified managerial, technical, sales and marketing and customer service personnel. Competition for these individuals is intense, especially in the markets in which Bowne operates. The Company may not succeed in identifying, attracting and retaining these personnel. Further, competitors and other entities have in the past recruited and may in the future attempt to recruit Bowne employees, particularly its sales personnel. The loss of the services of the Company’s key personnel, the inability to identify, attract and retain qualified personnel in the future or delays in hiring qualified personnel, particularly technical and sales personnel, could make it difficult for Bowne to manage its business and meet key objectives, such as the timely introduction of new technology-based products and services, which could harm Bowne’s business, financial condition and operating results.

If the Company fails to keep clients’ information confidential or if it handles their information improperly, Bowne’s business and reputation could be significantly and adversely affected.

The Company manages private and confidential information and documentation related to its clients’ finances and transactions, often prior to public dissemination. The use of insider information is highly regulated in the United States and abroad, and violations of securities laws and regulations may result in civil and criminal penalties. If Bowne, or its vendors and subcontractors, fail to keep clients’ proprietary information and documentation confidential, the Company may lose existing clients and potential new clients and may expose them to significant loss of revenue based on the premature release of confidential information. The Company may also become subject to civil claims by its clients or other third parties or criminal investigations by appropriate authorities.

The Company has indebtedness and this indebtedness and its costs may increase.

As of December 31, 2008, Bowne had approximately $89.8 million of total debt outstanding. In the future, it may incur additional debt to finance its business operations. If the Company’s level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on its obligations that could adversely affect Bowne’s financial condition and results of operations.

Downgrades of the Company’s debt rating could adversely affect the Company’s results of operations and financial position.

In December 2008, Standard & Poor’s Ratings Services lowered its corporate credit rating on the Company to ‘B’ from ‘BB-’, and also lowered its issue-level rating on the Company’s convertible subordinated debentures to ‘CCC+’ from ‘B’. In February 2009, Moody’s Investors Service (“Moody’s”) lowered its corporate credit rating on the Company to ‘B1’ from ‘Ba3’, and also lowered its rating on the Company’s convertible subordinated debentures to ‘B3’ from ‘B2’. If these credit rating agencies further downgrade the Company’s credit rating, it may increase the Company’s cost of capital and make it more difficult for the Company to obtain new financing, which could adversely affect the Company’s business. In addition, if the Company’s credit rating on its convertible subordinated debentures is downgraded to Moody’s Caa3 or Standard & Poor’s ‘CCC’, the holders of the Company’s convertible subordinated debentures would be entitled to convert their debentures into common stock of the Company at the applicable conversion rate (the conversion price is $16.00 until October 1, 2010) prior to the stated maturity date of the debentures. As of December 31, 2008, approximately $8.3 million of the Company’s convertible subordinated debentures were outstanding.

Covenants in the Company’s credit facility could adversely affect its financial condition.

Bowne’s credit facility contains customary restrictions, requirements and other limitations on its ability to incur indebtedness. The Company’s ability to borrow under its facility is subject to compliance with certain financial and other covenants. In addition, failure to comply with covenants could cause a default under the facility, and Bowne may then be required to repay such debt, or negotiate an amendment. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

The Company relies on debt financing, including borrowings under its credit facility to finance working capital and acquisitions. If Bowne is unable to obtain debt financing from these or other sources, or refinance existing indebtedness upon maturity, its financial condition and results of operations would likely be adversely affected. If

Bowne breaches covenants in debt agreements, the lenders can declare a default and adversely affect the Company’s operations and financial condition.

Seasonality and credit crises may decrease Bowne’s available cash.

The Company’s cash flow requirements are impacted by the seasonal nature of operations, especially its compliance services business. Ordinarily, Bowne’s cash flow needs are highest during the first half of the year and decrease during the remainder of the year as a result of the collection of receivables for services rendered. This seasonality, together with recent economic conditions including a general unavailability of credit, have increased the Company’s draw on its existing credit facilities. If the Company’s cash flow requirements increase, or if it is unable to receive timely payment of a substantial portion of its receivables, or if it is unable to obtain additional credit to meet cash flow requirements, Bowne’s operations would likely be materially adversely affected.

The current market conditions could adversely affect the funded status of the Company’s defined benefit pension plan.

The funded status of the Company’s defined benefit pension plan (the “Plan”) is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. The current global economic crisis has impacted the prices of many investments. During 2008, the Plan investments experienced a significant decline in market value, which resulted in a significant reduction of the Plan’s funded status, and the related increases in the pension plan liabilities as of December 31, 2008. Further declines in the market value of the Company’s Plan investments could adversely affect the level of pension expense, and may require the Company to make additional contributions in future years. In addition, current market conditions may lead to changes in the discount rate used to value the year-end benefit obligations of the plans, which could partially mitigate the effects of the lower asset returns.

The Company’s services depend on the reliability of its computer systems and its ability to implement and maintain information technology and security measures.

Bowne’s global platform of services depends on the ability of its computer systems to operate efficiently and reliably at all times. Certain emergencies or contingencies could occur, such as a computer virus attack, a natural disaster, a significant power outage covering multiple cities or a terrorist attack, which could temporarily shut down the Company’s facilities and computer systems. Maintaining up to date and effective security measures requires extensive capital expenditures. In addition, the ability to implement further technological advances and to maintain effective information technology and security measures is important to the Company’s business. If Bowne’s technological and operations platforms become outdated, it will be at a disadvantage when competing in its industry. Furthermore, if the security measures protecting the Company’s computer systems and operating platforms are breached, it may lose business and become subject to civil claims by clients or other third parties.

Bowne’s services depend on third-parties to provide or support some of its services and its business and reputation could suffer if these third-parties fail to perform satisfactorily.

The Company outsources a portion of its services to third parties, both domestically and internationally. For example, its EDGAR document conversion services of SEC filings substantially rely on independent contractors to provide an increasing portion of this work. If these third parties do not perform their services satisfactorily or confidentially, if they decide not to continue to provide such services to Bowne on commercially reasonable terms or if they decide to service competitors, or compete directly with Bowne, the Company’s business could be adversely affected. The Company could also experience delays in providing products and services, which could negatively affect Bowne’s business until comparable third-party service providers, if available, were identified and obtained. Any service interruptions experienced by clients could negatively impact Bowne’s reputation, resulting in lost clients and limited ability to attract new clients and the Company may become subject to civil claims by its clients or other third parties. In addition, the Company could face increased costs by using substitute third-party service providers.

The Company must adapt to rapid changes in technology and client requirements to remain competitive.

The market and demand for Bowne’s products and services, to a varying extent, have been characterized by:

•	technological change;

•	frequent product and service introductions; and

•	evolving client requirements.

The Company believes that these trends will continue into the foreseeable future, and its success will depend, in part, upon its ability to:

•	enhance existing products and services;

•	successfully develop new products and services that meet increasing client requirements; and

•	gain market acceptance.

To achieve these goals, the Company will need to continue to make substantial investments in development and marketing. The Company may not:

•	have sufficient resources to make these investments;

•	be successful in developing product and service enhancements or new products and services on a timely basis, if at all; or

•	be able to market successfully these enhancements and new products once developed.

Further, the Company’s products and services may be rendered obsolete or uncompetitive by new industry standards or changing technology.

The inability to identify, obtain and retain important intellectual property rights to technology could harm the Company’s business.

Bowne’s success depends in part upon the development, acquisition, licensing and enhancement of document composition, creation, production and job management systems, applications, tools and other information technology software to conduct its business. These systems, applications, and tools are generally “off the shelf” software that are generally available and may be obtained on competitive terms and conditions, or are developed by employees, or are available from a limited number of vendors or licensors on negotiated terms and conditions. The Company’s technologies or service offerings may become subject to intellectual property claims by others, which even if unfounded, could be costly, or harm the Company’s business. The Company’s future success will increasingly depend in part on its ability to identify, obtain and retain intellectual property rights to technology, both for its internal use as well as for its clients’ direct use, either through internal development, acquisition or licensing from others, or alliances with others. The inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult for Bowne to conduct business, or to timely introduce new and innovative technology-based products and services, which could harm the Company’s business, financial condition and operating results.

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact the Company.

Bowne’s business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Consolidation of supplier markets or increases in the costs of these items may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact customers’ demand for printing and related services. A severe paper, multi-market energy shortage or delivery delays could have an adverse effect upon many of the Company’s operations.

Item 1B.	Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2.	Properties

Information regarding the significant facilities of the Company, as of December 31, 2008, twelve of which were leased and seven of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

5 Henderson Drive West Caldwell, NJ	2014	Digital printing plant and general office space.	211,000

55 Water Street New York, NY	2026	Customer service center, general office space, and corporate headquarters.	143,000

2130-2134 French Settlement Dallas, TX 75212	2009	Digital printing plant and general office space.	99,200

111 Lehigh Drive Fairfield, NJ	2014	Warehouse space.	93,600

60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	71,000

13527 Orden Drive Santa Fe Springs, CA	2011	Digital printing plant and general office space.	60,000

1570 Northside Drive Atlanta, GA	2009	Customer service center, composition, printing plant and general office space.	51,000

5 Cornell Place Carson, CA	2009	Offset printing and general office space.	49,500

500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	36,000

140 East 45th Street New York, NY	2014	Customer service center and general office space.	35,000

2 Braxton Way Concordsville, PA	2013	Customer service center and general office space.	30,000

1 London Wall London, England	2021	Customer service center and general office space.	16,500

5021 Nimtz Parkway South Bend, IN	Owned	Digital and offset printing plant and general office space.	127,000

215 County Avenue Secaucus, NJ	Owned	Digital and offset printing plant and general office space.	125,000

1200 Oliver Street Houston, TX	Owned	Digital and offset printing plant, customer service center, composition and general office space.	110,000

1931 Market Center Blvd. Dallas, TX	Owned	Customer service center, composition and general office space.	75,000

411 D Street Boston, MA	Owned	Digital and offset printing plant, customer service center, composition and general office space.	73,000

1241 Superior Avenue Cleveland, OH	Owned	Customer service center, composition and general office space.	73,000

1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright.

The Company expects to close its digital printing and general office space located at 2130-2134 French Settlement, Dallas, TX, during the second quarter of 2009. In addition, the Company entered into a new lease agreement, and will be relocating its facility located in Atlanta, GA, in May 2009. The new facility in Atlanta, GA will have approximately 20,000 square feet and will consist of a customer service center and general office space.

Refer to Note 15 of the Notes to Consolidated Financial Statements for additional information regarding property and equipment leases.

Item 3.	Legal Proceedings

The Company is not involved in any material pending legal proceedings other than routine litigation incidental to the conduct of its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2008.

Supplemental Item.  Executive Officers of the Registrant

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

David J. Shea	Chairman and Chief Executive Officer since November 2007, previously served as Chairman, President, and Chief Executive Officer from January 2007 to November 2007, President and Chief Operating Officer from October 2004 to January 2007. Also served as Senior Vice President, Bowne & Co., Inc., and Senior Vice President and Chief Executive Officer, Bowne Business Solutions and Bowne Enterprise Solutions from November 2003 to October 2004; and as Senior Vice President of the Company and President of Bowne Business Solutions from May 2002 to November 2003.	53
William P. Penders	President since November 2007, previously served as Senior Vice President and President of Bowne Financial Communications from August 2006 to November 2007; Chief Operating Officer of Bowne Financial Communications from December 2005 to August 2006, and served as President of Bowne International and President of the Eastern Region of Bowne Financial Communications from 2003 to December 2005.	48
Elaine Beitler	Senior Vice President, Business Integration, Manufacturing and Chief Information Officer since November 2007; previously served as Senior Vice President from March 2007 to November 2007 and President of Bowne Marketing & Business Communications from December 2005 to March 2007. Also served as General Manager of Bowne Enterprise Solutions from 2004 to December 2005 and Senior Vice President of Client Services and Operations for Bowne Enterprise Solutions from 2003 to 2004, and Chief Technology Officer for Bowne Technology Enterprise from 1998 to 2003.	49
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	56
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary from March 2002 to May 2004; served as Vice President and Associate General Counsel from April 2001 to March 2002.	57
John J. Walker	Senior Vice President and Chief Financial Officer since September 2006; previously, served as Senior Vice President, Chief Financial Officer and Treasurer for Loews Cineplex Entertainment Corporation since 1990.	56
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; served as Interim Chief Financial Officer of the Company from April 2006 to September 2006.	44
Bryan Berndt	Treasurer and Vice President of Tax and Finance since April 2007 and Vice President of Tax and Finance from September 2006 to April 2007; previously, served as Vice President of Finance, Controller and Principal Accounting Officer at Loews Cineplex Entertainment Corporation since 1997.	52

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

Share Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar 2008 and 2007 by year and quarters.

			Dividends
			Per
	High	Low	Share

2008
Fourth quarter	$11.53	$1.86	$0.055
Third quarter	14.01	10.86	0.055
Second quarter	17.23	12.53	0.055
First quarter	17.57	12.00	0.055

Calendar year	17.57	1.86	$0.22

2007
Fourth quarter	$18.59	$15.89	$0.055
Third quarter	20.46	14.07	0.055
Second quarter	20.09	15.50	0.055
First quarter	16.17	14.35	0.055

Calendar year	20.46	14.07	$0.22

The number of holders on record as of December 31, 2008 was 1,010.

In February 2009, the Company issued a stock dividend to its shareholders equivalent to $0.055 per share, which was based on the average sales price of the Company’s common stock for the 30-day trading period prior to the dividend record date, and equated to 0.012 shares of the Company’s common stock held as of the dividend record date. In addition, the dividends on any fractional shares were paid in cash. The payment of dividends in cash has been suspended until economic conditions improve.

Comparison of Five-Year Cumulative Return

The following graph shows yearly changes in the total return on investment in Bowne common stock on a cumulative basis for the Company’s last five fiscal years. The graph also shows two other measures of performance: total return on the Standard & Poor’s 500 Index, and total return on the Standard & Poor’s 1500 Commercial Printing Index. For convenience, we refer to these two comparison measures as “S&P 500” and “S&P 1500”, respectively.

In the prior years, the Company used the Standard & Poor’s Diversified Commercial and Professional Services Index (“S&P Services Index”) as its peer group. During 2008, the S&P Services Index was discontinued, and is no longer available to use as of December 31, 2008. As such, we selected the S&P 1500 to replace the S&P Services Index as our peer group. We believe that the S&P 1500 is an appropriate published industry index that measures the performance of other companies within our industry. In addition, Bowne is included in the companies represented in the S&P 1500. The Company chose the S&P 500 because it is a broad index of the equity markets.

We calculated the yearly change in Bowne’s return in the same way that both the S&P 500 and the S&P 1500 calculate change. In each case, we assumed an initial investment of $100 on December 31, 2003. In order to measure the cumulative yearly change in that investment over the next five years, we first calculated the difference between, on one hand, the price per share of the respective securities on December 31, 2003 and, on the other hand, the price per share at the end of each succeeding fiscal year. Throughout the five years we assumed that all dividends paid were reinvested into the same securities. Finally, we turned the result into a percentage of change by dividing that result by the difference between the price per share on December 31, 2003 and the price per share at the end of each later fiscal year.

	Base
	Period
Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Bowne & Co., Inc.	$100	$121.66	$112.74	$122.86	$137.41	$46.80
S&P 500 Index	$100	$110.88	$116.33	$134.70	$142.10	$89.53
S&P 1500 Commercial Printing	$100	$122.30	$118.56	$127.75	$138.13	$55.62

A listing of the companies included in the S&P 1500 is available through publications from Standard & Poor’s and other licensed providers.

Stock Repurchase

Since inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million, which is described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). This program was completed in December 2007, and there were no repurchases of the Company’s common stock by the Company during 2008.

Item 6.	Selected Financial Data

Five-Year Financial Summary

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Operating Data
Revenue	$766,645	$850,617	$833,734	$668,667	$639,402
Expenses:
Cost of revenue	525,047	531,230	543,502	429,302	398,704
Selling and administrative	208,374	242,118	224,011	187,151	193,195
Depreciation	28,491	27,205	25,397	25,646	25,372
Amortization	4,606	1,638	534	—	—
Restructuring charges, integration costs and asset impairment charges	39,329	17,001	14,159	10,410	7,738
Gain on sale of building	—	—	—	—	896
Purchased in-process research and development	—	—	958	—	—

Operating (loss) income	(39,202)	31,425	25,173	16,158	15,289
Interest expense	(6,019)	(5,433)	(5,477)	(5,154)	(10,435)
Loss on extinguishment of debt	—	—	—	—	(8,815)
Loss on sale of marketable securities	—	—	—	(7,890)	—
Gain on sale of equity investment	—	9,210	—	—	—
Other income (expense), net	5,561	1,127	3,340	1,537	(39)

(Loss) income from continuing operations before income taxes	(39,660)	36,329	23,036	4,651	(4,000)
Income tax benefit (expense)	10,774	(9,002)	(10,800)	(4,501)	20

(Loss) income from continuing operations	$(28,886)	$27,327	$12,236	$150	$(3,980)

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data and current ratio)

Balance Sheet Data
Current assets	$202,453	$310,222	$298,291	$369,995	$308,299
Current liabilities	$109,884	$201,273	$128,527	$139,100	$157,387
Working capital	$92,569	$108,949	$169,764	$230,895	$150,912
Current ratio	1.84:1	1.54:1	2.32:1	2.66:1	1.96:1
Plant and equipment, net	$130,149	$121,848	$132,784	$106,944	$93,997
Total assets	$481,020	$509,417	$516,243	$564,092	$662,624
Total debt	$89,848	$77,758	$77,509	$75,780	$75,000
Stockholders’ equity	$186,200	$250,479	$235,235	$310,256	$378,631
Per Share Data
(Loss) earnings per share from continuing operations:
Basic	$(1.05)	$0.97	$0.39	$0.00	$(0.11)
Diluted	$(1.05)	$0.90	$0.39	$0.00	$(0.11)
Dividends	$0.22	$0.22	$0.22	$0.22	$0.22

As of December 31, 2008, the remaining portion of the Company’s $75.0 million convertible subordinated debentures (the “Notes” — approximately $8.3 million) are classified as noncurrent liabilities. The Notes were included in current liabilities as of December 31, 2007 as a result of the redemption and repurchase features that were able to occur on October 1, 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements. Excluding this classification in 2007, working capital would have been $183,949, and the current ratio would have been 2.46 to 1. This amount is classified as a noncurrent liability for 2004 through 2006. The classification of the debentures is discussed in more detail in Note 11 to the Consolidated Financial Statements.

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

This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, output, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions and cost savings. These statements also relate to the Company’s business strategy, goals and expectations concerning the Company’s market position, future operations, margins, profitability, liquidity and capital resources. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on customers and the capital markets the Company serves, particularly the difficulties in the financial services industry and the general economic downturn that began in the latter half of 2007 and which has further deteriorated during 2008;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, fuel, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements. Refer also to the Risk Factors included in Item 1A.

Overview

The Company’s results for the year ended December 31, 2008 reflect the unfavorable economic conditions in 2008, including the significant decline in overall capital markets activity. Total revenue declined approximately $84.0 million, or 10%, for the year ended December 31, 2008, as compared to the same period in 2007. Capital markets services revenue, which historically has been the Company’s most profitable service offering, decreased $110.2 million, or 35%, for the year ended December 31, 2008, as compared to the same period in 2007. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased $0.3 million for the year ended December 31, 2008, as compared to the same period in 2007. Marketing communications services revenue for the year ended December 31, 2008 increased by approximately $35.9 million, or 27%, as compared to the same periods in 2007, primarily as a result of the addition of revenue associated with the Company’s recent acquisitions. The Company reported diluted loss per share from continuing operations of ($1.05) for the year ended December 31, 2008, as compared to diluted earnings per share of $0.90 for the same period in 2007.

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, in early 2008 the Company implemented several significant changes to its organizational structure to support the consolidation of its divisions into a unified model that supports Bowne’s full range of service offerings, from services related to capital markets and compliance reporting to investment management solutions and personalized, digital marketing communications. These modifications were made in response to the evolving needs of clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, the Company evaluated the impact on segment reporting and made certain changes to its segment reporting in the first quarter of 2008. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been presented to reflect one reportable segment in accordance with SFAS No. 131.

Acquisition Activity

During the year ended December 31, 2008, the Company acquired the following businesses:

In February 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash. The acquisition included working capital valued at approximately $3.8 million. This acquisition expanded the Company’s shareholder reporting services offerings in the United States, the United Kingdom, Ireland and Luxembourg.

In April 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash, which included preliminary working capital estimated at $5.0 million. Pursuant to the asset purchase agreement, actual working capital greater than $5.0 million was for the benefit of the seller. During the third quarter of 2008, the Company paid an additional $3.0 million related to the settlement of the working capital in excess of the $5.0 million that was included as part of the purchase price. RSG is a provider of end-to-end solutions for marketing and business communications clients in the financial services and healthcare industries, which enables the Company to further expand its presence in those markets.

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

Cost Reduction Initiatives

In light of the significant decline in overall capital markets activity experienced in 2008 and the uncertainty surrounding the current economic conditions, the Company reduced its workforce by approximately 900 positions (excluding acquisitions) since December 31, 2007, or approximately 25% of the Company’s total headcount. These workforce reductions included a broad range of functions and were enterprise-wide. The impact of these headcount reductions and the cost reduction initiatives described below are expected to result in annualized savings of approximately $70.0 million to $75.0 million. In 2008, the Company realized approximately $15.0 million in cost savings. In 2009, the Company expects that these initiatives will result in incremental cost savings estimated at $55.0 million to $60.0 million. These initiatives are part of the Company’s continued focus on improving its cost structure and realizing operating efficiencies, and in response to the downturn in overall capital markets activity. These cost reductions consisted of the following:

•	a reduction in the Company’s workforce by approximately 270 positions implemented during the second quarter of 2008, resulting in expected annualized cost savings of approximately $23.0 million, including $11.0 million expected in 2009;

•	a reduction in the Company’s workforce by approximately 400 positions implemented during the fourth quarter of 2008, resulting in expected annualized cost savings of approximately $22.0 million, including $20.0 million expected in 2009;

•	a reduction in the Company’s workforce by approximately 200 positions implemented during the first quarter of 2009, expected to result in cost savings of approximately $12.0 million in 2009; and

•	the suspension of the Company’s matching contribution to its 401(k) Savings Plan for the 2009 plan year, the elimination of normal merit increases in 2009, and a targeted reduction in travel and entertainment spending, expected to result in combined savings of approximately $15.0 million in 2009.

These cost savings initiatives are further detailed below:

During the second quarter of 2008, the Company reduced its headcount by approximately 270 positions, excluding the impact of headcount reductions associated with recent acquisitions. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company also has closed its digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The Company expects that these actions will result in annualized savings of approximately $23.0 million, including approximately $12.0 million in 2008 and $11.0 million expected in 2009. The related restructuring charges resulting from these actions resulted in a pre-tax charge of approximately $15.1 million recognized primarily during the second and third quarters of 2008.

The Company reduced its workforce by approximately 400 positions in the fourth quarter of 2008. This initiative included a broad range of functions and was enterprise-wide. The reduction is expected to result in annualized cost savings of approximately $22.0 million, including $20.0 million expected in 2009, and resulted in a fourth quarter pre-tax restructuring charge of approximately $7.8 million. Included in these actions were headcount reductions related to the outsourcing of the Company’s domestic information technology support services.

In January 2009, the Company reduced its workforce by an additional 200 positions, or 6% of the Company’s total headcount. The reduction in workforce included a broad range of functions and was enterprise-wide. The Company estimates that the related restructuring charges, primarily severance and other employee-related costs, resulting from these actions will result in a first quarter 2009 pre-tax charge of $4.0 million, and will result in cost savings of $12.0 million in 2009.

In 2006 and 2007, the Company implemented cost savings measures which were designed to eliminate $35.0 million in costs over a three-year period. In the first two years of the three-year program, a total of $28.0 million in annual cost reductions was achieved. In 2008, Bowne eliminated an additional $9.0 million in costs, which are estimated to result in annual aggregate savings of approximately $37.0 million over the three-year period, exceeding the original target. These actions are a continuation of initiatives put into place in 2007, including the full year benefit of the conversion to a cash balance pension plan, the reduction in the Company’s annual lease cost at its corporate headquarters related to the downsizing of space occupied, and the integration of certain manufacturing facilities completed in the second half of 2007.

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

The closure of these facilities was completed primarily during the third and fourth quarters of 2008, and approximately 400 positions were eliminated as part of the synergies of these acquisitions. The Company believes that these actions will result in combined annualized cost savings from pre-acquisition levels of spending of approximately $23.0 million, including approximately $9.0 million realized in 2008. The shut down and integration of these operations are expected to result in costs of approximately $23.0 million, of which approximately $6.0 million was accrued as part of the cost of these acquisitions. Through December 31, 2008, approximately $14.1 million has been included in integration expense for these acquisitions and approximately $2.4 million has been capitalized as a component of the Company’s property, plant and equipment. The remaining $0.5 million will be capitalized as a component of the Company’s property, plant and equipment in 2009.

In addition, the Company also anticipates costs of approximately $1.5 million to $2.0 million related to the integration of Capital, which will primarily be recorded as integration expense (approximately $1.0 million has been recorded as integration expense for this acquisition through December 31, 2008).

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for the last three years:

	2008	2007	2006
	(In thousands, except per share data)

Total restructuring, integration and asset impairment charges	$39,329	$17,001	$14,159
After tax impact	$23,235	$10,476	$8,701
Per share impact	$0.85	$0.32	$0.28

The charges recorded in 2008 primarily represent the following: (i) costs related to the Company’s headcount reductions, as previously discussed; (ii) integration costs of approximately $14.1 million, primarily related to the Company’s recent acquisitions; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The amounts above include certain non-cash asset impairments amounting to $631, $6,588 and $2,550 for the years ended December 31, 2008, 2007 and 2006, respectively. Further discussion of the restructuring, integration and asset impairment activities is included in the results of operations, which follows, as well as in Note 9 to the Consolidated Financial Statements.

The following non-recurring transactions also affect the comparability of results from year to year:

During 2008, the Company recognized non-cash compensation expense of $1.1 million (approximately $0.7 million after tax), or $0.02 per share, related to its Long-Term Equity Incentive Plan (“LTEIP”) that went into effect in 2006. This amount represents the remaining compensation to be vested through the settlement of the awards in March 2008, which was based on the level of performance achieved in 2007. The plan had a three-year performance cycle with an acceleration clause that was met as of December 31, 2007 based on the 2007 operating results. During 2007, the Company recognized non-cash compensation expense of $11.2 million (approximately $6.9 million after tax), or $0.21 per share, related to the LTEIP. In 2006, the Company recognized $1.5 million (approximately $0.9 million after tax), or $0.03 per share, of expense under this plan. This plan is described further in Note 17 to the Consolidated Financial Statements.

During the fourth quarter of 2008, the Company recorded a curtailment gain on its defined benefit pension plan of approximately $1.8 million (approximately $1.1 million after tax) or $0.04 per share, resulting from reductions in the Company’s workforce during 2008, which is described in more detail in Note 12 to the Consolidated Financial Statements.

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

During 2007, the Company recognized tax benefits of approximately $6.7 million, or $0.20 per share, related to the completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits, which is described further in Note 10 to the Consolidated Financial Statements.

During 2006, the Company recorded a charge of $958 (approximately $584 after tax), or $0.02 per share, related to purchased in-process research and development which is based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM Computer Consulting, Inc. (“PLUM”).

Results of Operations

As previously discussed, the Company has been realigned to operate as a unified company in 2008, and no longer operates as two separate business units. As such, the Company now has one reportable segment, which is consistent with how the Company is structured and managed. The results of operations for all periods presented reflect this current presentation.

Management uses segment profit to evaluate Company performance. Segment profit is defined as gross profit (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, restructuring, integration and asset impairment charges, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the Company’s results relative to other entities that operate within the same industry. Segment profit is also used as the primary financial measure for purposes of evaluating financial performance under the Company’s annual incentive plan.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$189,737	25%	$304,431	36%	$(114,694)	(38)%
Virtual Dataroom (“VDR”) services	13,714	2	9,185	1	4,529	49

Total capital markets services revenue	203,451	27	313,616	37	(110,165)	(35)
Shareholder reporting services revenue:
Compliance reporting	171,092	22	186,005	22	(14,913)	(8)
Investment management	173,605	23	161,369	19	12,236	8
Translation services	16,932	2	14,554	2	2,378	16

Total shareholder reporting services revenue	361,629	47	361,928	43	(299)	—
Marketing communications services revenue	166,704	22	130,843	15	35,861	27
Commercial printing and other revenue	34,861	4	44,230	5	(9,369)	(21)

Total revenue	766,645	100	850,617	100	(83,972)	(10)
Cost of revenue	(525,047)	(69)	(531,230)	(62)	6,183	1

Gross profit	241,598	31	319,387	38	(77,789)	(24)
Selling and administrative expenses	(208,374)	(27)	(242,118)	(29)	33,744	14

Segment profit	$33,224	4%	$77,269	9%	$(44,045)	(57)%

Revenue

Total revenue decreased $83,972 , or 10%, to $766,645 for the year ended December 31, 2008 as compared to 2007. The decline in revenue is primarily attributed to the decrease in capital markets services revenue which reflects a reduction in overall capital market activity in 2008 as compared to 2007. Overall capital market activity in 2008 reflects a decrease in overall filing activity of approximately 25% and a 78% decrease in the number of IPOs that were completed and priced in 2008 as compared to 2007. The number of market-wide priced IPOs decreased from 264 in 2007 to 59 in 2008, with only one priced IPO occurring during the fourth quarter of 2008. This overall market decline significantly impacted Bowne’s capital markets services revenue. As such, revenue from capital markets services decreased $110,165, or 35%, during the year ended December 31, 2008 as compared to 2007. The Company’s transactional revenue from capital markets activity in 2008 ($189.7 million) was at its lowest level since the mid 1990’s. In addition, transactional revenue from capital markets activity in the third and fourth quarters of 2008 also represents some of the lowest quarterly levels the Company has experienced since the mid 1990’s. Included in capital markets services revenue for the year ended December 31, 2008 is $13,714 of revenue related to the Company’s VDR services, which increased 49% as compared to 2007. The increase in VDR revenue is a direct result of the Company’s focus on the sales and marketing of its new products, including an increase in the VDR services sales force in 2008. Included in capital markets services revenue was $2,915 of revenue related to the acquisition of Capital.

Shareholder reporting services revenue decreased slightly to $361,629 during the year ended December 31, 2008 as compared to 2007. Shareholder reporting services includes revenue from compliance reporting, investment management and translation services. Compliance reporting revenue decreased approximately 8% for the year ended December 31, 2008 as compared to the same period in 2007. The decrease was partially offset by increases in investment management services revenue and translation services revenue of $12,236, or 8%, and $2,378, or 16%, respectively, during the year ended December 31, 2008 as compared to 2007. The decrease in compliance reporting revenue is due to several factors, including: (i) non-recurring jobs in 2007, (ii) fewer filings and (iii) competitive pricing pressure. Compliance reporting revenue in 2007 benefited from new SEC regulations regarding executive compensation proxy disclosures, resulting in more extensive disclosure requirements and an increased amount of work related to the initial preparation of these new disclosures. Compliance reporting revenue in 2007 also benefited from larger non-recurring special notice and proxy jobs in 2007 as compared to 2008. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to 2007. Included in compliance revenue was $2,041 of revenue related to the acquisition of Capital. The increase in investment management revenue is primarily a result of the addition of $18,126 of revenue from the acquisitions of GCom and Capital. The increase in translation services revenue is due to the addition of new clients and increased work from existing clients, primarily in the European market during 2008.

Marketing communications services revenue increased $35,861, or 27%, during the year ended December 31, 2008 as compared to 2007, primarily due to the addition of $56,215 of combined revenue from the Company’s recent acquisitions, including: Alliance Data Mail Services (acquired in 2007), GCom and RSG. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to lower activity levels from existing customers and the loss of certain accounts in 2008 as compared to 2007.

Commercial printing and other revenue decreased approximately 21% for the year ended December 31, 2008 as compared to 2007, primarily due to lower activity levels in 2008 as a result of the general downturn in the economy and competitive pricing pressure.

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$618,709	81%	$658,158	77%	$(39,449)	(6)%
International	147,936	19	192,459	23	(44,523)	(23)

Total revenue	$766,645	100%	$850,617	100%	(83,972)	(10)%

Revenue from the domestic market decreased 6% to $618,709 for the year ended December 31, 2008, compared to $658,158 for the year ended December 31, 2007. This decrease is primarily due to a substantial reduction in capital markets services revenue, and was partially offset by revenue associated with the Company’s recent acquisitions, as discussed above.

Revenue from the international markets decreased 23% to $147,936 for the year ended December 31, 2008, as compared to $192,459 for the year ended December 31, 2007. Revenue from the international markets primarily reflects a reduction in capital markets services revenue, primarily due to lower overall capital markets activity in 2008 and a large non-recurring job in Europe that occurred in 2007. These decreases were partially offset by an increase in translation services revenue in Europe as a result of the addition of new clients and the addition of revenue resulting from the acquisition of GCom. The change in exchange rate did not significantly impact total revenue from international markets for the year ended December 31, 2008 as compared to the prior year.

Gross Profit

Gross profit decreased $77,789, or 24%, for the year ended December 31, 2008 as compared to 2007 and the gross margin percentage decreased to approximately 31% for the year ended December 31, 2008 as compared to a gross margin percentage of 38% for the year ended December 31, 2007. The decrease in gross profit was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the decrease in gross margin percentage was the margin contribution from its recently acquired businesses, which generated lower gross margin percentages in 2008 than the Company’s historical revenue streams. Combined revenue for these acquisitions during the year ended December 31, 2008 was $80,639 with a gross profit contribution of $11,270, resulting in a gross margin percentage of approximately 14%. The lower gross profit contribution from these acquired businesses includes a high cost structure that remained in place for part of 2008, as the Company was in the process of completing the integration of these acquired businesses. These integrations have been substantially completed in the latter part of 2008, and the Company expects its gross margin percentage to improve as it realizes the full benefit of the recent consolidation of its facilities and operations and the completion of its integrated manufacturing platform including the integration of its recent acquisitions. Excluding the results of the recent acquisitions during the year ended December 31, 2008, gross margin percentage would have been approximately 34%, a decrease of four percentage points as compared to 2007.

Selling and Administrative Expenses

Selling and administrative expenses decreased $33,744, or 14%, for the year ended December 31, 2008 as compared to 2007. The decrease is primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions, and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred during 2008, the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. The Company will not pay bonuses for 2008 under its annual incentive plan based on the 2008 results of operations. Also contributing to the decrease in selling and administrative expenses is a decrease in stock-based compensation expense for the year ended December 31, 2008 as compared to 2007, primarily related to the reduction in compensation expense recognized under the Company’s equity incentive compensation plans, which is discussed further in Note 17 to the Consolidated Financial Statements. In addition, selling and administrative expenses for the year ended December 31, 2008 was reduced by a curtailment gain of approximately $1.8 million recognized by the Company related to its defined benefit pension plan, which resulted from reductions in the Company’s workforce during 2008. This is discussed further in Note 12 to the Consolidated Financial Statements. Partially offsetting the decrease in selling and administrative expenses for the year ended December 31, 2008 as compared to 2007 was an increase in costs associated with increasing the VDR and translation services sales force during 2008 and increased labor costs as a result of the Company’s recent acquisitions. In addition, bad debt expense for the year ended December 31, 2008 increased by approximately $3.3 million, primarily a result of the current economic conditions. As a percentage of revenue, overall selling and administrative expenses improved to 27% for the year ended December 31, 2008 as compared to 29% in 2007.

While the Company experienced costs savings in 2008 related to the changes to its pension plan as discussed further in Note 12 to the Consolidated Financial Statements, the Company expects that pension expense will increase by approximately $6.0 million in 2009, as a result of declines in the value of plan assets. This increase in pension expense will be offset by the savings resulting from the suspension of the matching contribution to the 401(k) Savings Plan for the 2009 plan year (expected to result in approximately $6.0 million of savings) and by additional headcount reductions that occurred in January 2009 (expected to result in annualized savings of approximately $12.0 million).

Segment Profit

As a result of the foregoing, segment profit of $33,224 (as defined in Note 19 to the Consolidated Financial Statements) decreased 57% for the year ended December 31, 2008 as compared to 2007 and segment profit as a percentage of revenue decreased to approximately 4% for the year ended December 31, 2008 as compared to 9% in

2007. The decrease in segment profit is primarily a result of the substantial reduction in capital markets services revenue due to the unfavorable market conditions in 2008, which historically is the Company’s most profitable class of service. Segment profit for the year ended December 31, 2008 includes a profit of approximately $4.3 million on revenue of $80.6 million related to the operation of the Company’s recent acquisitions, which were substantially integrated into the Company’s operations during the fourth quarter of 2008. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to (loss) income from continuing operations before income taxes.

Other Factors Affecting Net Income

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(28,491)	(4)%	$(27,205)	(3)%	$(1,286)	(5)%
Amortization	$(4,606)	(1)%	$(1,638)	—	$(2,968)	(181)%
Restructuring, integration and asset impairment charges	$(39,329)	(5)%	$(17,001)	(2)%	$(22,328)	(131)%
Gain on sale of equity investments	—	—	$9,210	1%	$(9,210)	(100)%
Interest expense	$(6,019)	(1)%	$(5,433)	(1)%	$(586)	(11)%
Other income, net	$5,561	1%	$1,127	—	$4,434	393%
Income tax benefit (expense)	$10,774	1%	$(9,002)	(1)%	$19,776	220%
Effective tax rate	27.2%		24.8%
Income (loss) from discontinued operations	$5,719	1%	$(223)	—	$5,942	2,665%

Depreciation and amortization expense increased for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s recent acquisitions. The increases in depreciation expense were partially offset by decreases in depreciation expense recognized for the year ended December 31, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the year ended December 31, 2008 were $39,329 as compared to $17,001 in 2007. The charges incurred during the year ended December 31, 2008 consisted of: (i) costs related to the Company’s workforce reductions that were implemented during 2008; (ii) integration costs of approximately $14.1 million primarily related to the Company’s recent acquisitions; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The charges incurred for the year ended December 31, 2007 primarily consisted of: (i) severance and integration costs related to the integration of the St Ives Financial Business; (ii) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility; (iii) facility exit costs related to leased warehouse space; (iv) Company-wide workforce reductions; and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS Litigators Notebook® (“JFS”) business. The JFS business was sold in September 2008 for approximately $400, and the Company recognized a pre tax loss on the sale of approximately $132 in 2008.

Interest expense increased $586, or 11%, for the year ended December 31, 2008 as compared to 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during 2008. Offsetting the increase in interest expense was a decrease in the interest expense accrued under the Company’s convertible subordinated debentures (the “Notes”) during the fourth quarter of 2008, as a result of the redemption of approximately $66.7 million of the Notes on October 1, 2008.

Other income increased $4,434 for the year ended December 31, 2008 as compared to 2007, primarily due to foreign currency gains of $2,822 for the year ended December 31, 2008 as compared to foreign currency losses of $1,526 in 2007, as a result of the improvement in the U.S. dollar compared to other currencies during the second half of 2008. Also contributing to the increase in other income was the reduction of legal reserves in 2008 resulting from the withdrawal of outstanding legal claims from prior years. Other income in 2008 was negatively impacted by a decrease in interest income for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to a decrease in the average balance of interest bearing cash in 2008 as compared to 2007 and the liquidation of approximately $35.6 million of the Company’s short-term marketable securities during 2008, which is discussed in more detail in Note 5 to the Consolidated Financial Statements.

Income tax benefit for the year ended December 31, 2008 was $10,774 on pre-tax loss from continuing operations of ($39,660) compared to income tax expense of $9,002 on pre-tax income from continuing operations of $36,329 in 2007. The effective tax rates for the year ended December 31, 2008 and 2007 were 27.2% and 24.8%, respectively.

Income from discontinued operations for the year ended December 31, 2008 was $5,719 as compared to a loss from discontinued operations of ($223) in 2007. This increase is primarily due to the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization businesses during the third quarter of 2008, which is discussed further in Note 10 to the Consolidated Financial Statements.

As a result of the foregoing, net loss for the year ended December 31, 2008 was ($23,167) as compared to net income of $27,104 for the year ended December 31, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of (loss) income from continuing operations before income taxes for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended
	December 31,
	2008	2007

Domestic (United States)	$(43,457)	$15,180
International	3,797	21,149

(Loss) income from continuing operations before taxes	$(39,660)	$36,329

The decrease in domestic and international pre-tax income from continuing operations is primarily due to the substantial reduction in capital markets services revenue for the year ended December 31, 2008, as previously discussed. In addition, the domestic and international results for the year ended December 31, 2008 include approximately $36.8 million and $2.5 million, respectively, of restructuring and integration costs. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$304,431	36%	$298,363	36%	$6,068	2%
VDR services	9,185	1	3,115	—	6,070	195

Total capital markets services revenue	313,616	37	$301,478	36	12,138	4
Shareholder reporting services revenue:
Compliance reporting	186,005	22	175,186	21	10,819	6
Investment management	161,369	19	157,235	19	4,134	3
Translation services	14,554	2	12,296	1	2,258	18

Total shareholder reporting services revenue	361,928	43	344,717	41	17,211	5
Marketing communications services revenue	130,843	15	129,266	16	1,577	1
Commercial printing and other revenue	44,230	5	58,273	7	(14,043)	(24)

Total revenue	850,617	100	833,734	100	16,883	2
Cost of revenue	(531,230)	(62)	(543,502)	(65)	12,272	2

Gross profit	319,387	38	290,232	35	29,155	10
Selling and administrative expenses	(242,118)	(29)	(224,011)	(27)	(18,107)	(8)

Segment profit	$77,269	9%	$66,221	8%	$11,048	17%

Revenue

Total revenue increased $16,883, or 2%, for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in revenue was primarily attributed to the increase in revenue from capital markets services, which reflects increased IPO activity in 2007 as compared to 2006. As such, revenue from capital markets services increased $12,138, or 4%, to $313,616 for the year ended December 3, 2007 as compared to $301,478 in 2006. Included in capital markets services revenue for the year ended December 31, 2007 was $9,185 of revenue related to the Company’s VDR services, which represents a substantial increase as compared to the same period in 2006. Also, contributing to the increase in capital markets services revenue was the addition of approximately $17.0 million of revenue from the acquisition of the St Ives Financial business, which was acquired in January 2007.

Shareholder reporting services revenue increased $17,211, or 5%, to $361,928 for the year ended December 31, 2007 as compared to $344,717 in 2006. Compliance reporting revenue increased 6% for the year ended December 31, 2007 as compared to 2006, and investment management revenue increased 3% for the year ended December 31, 2007 as compared to 2006. Also, there was an increase in translation services revenue of 18% for the year ended December 31, 2007 as compared to 2006. The increase in compliance reporting revenue was partly due to new SEC regulations and more extensive disclosure requirements in 2007, including new executive compensation proxy rules. The increases in revenue from the investment management and translation services were primarily due to the addition of several new clients and additional work from existing clients in 2007 as compared to 2006.

Marketing communications services revenue increased slightly for the year ended December 31, 2007 as compared to 2006, primarily due to the increase in revenue generated by the Company’s legacy business in 2007 and the addition of approximately $6.1 million of combined revenue from the acquisitions of St Ives Financial, as discussed above, and Alliance Data Mail Services, which was acquired in November 2007. This increase is partially offset by non-recurring revenue that occurred in 2006, including revenue related to the initial rollout of the Medicare Part D open enrollment program in 2006, revenue from Vestcom’s retail customers that transferred back to Vestcom as part of the transition services agreement and other Vestcom transition revenue in 2006, which did not occur in 2007.

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$658,158	77%	$647,265	78%	$10,893	2%
International	192,459	23	186,469	22	5,990	3

Total revenue	$850,617	100%	$833,734	100%	16,883	2%

Revenue from the international markets increased 3.2% to $192,459 for the year ended December 31, 2007, as compared to $186,469 in 2006, primarily due to the weakness in the U.S. dollar compared to foreign currencies. Revenue from international markets reflects an increase in non-capital markets services in Europe and capital markets services in Brazil during the year ended December 31, 2007 as compared to 2006. This increase was partially offset by a decrease in Canada during 2007 as compared to 2006, primarily due to a decline in revenue from commercial printing and investment management services. In 2006, Canada results benefited from a change in mutual fund disclosure regulations that required all mutual fund companies to include a management report on fund performance in their fund reports. It also allowed the mutual fund companies to request from the fund holders the ability to continue receiving the annual/semi-annual fund reports (including the new management report). As a result, Canada experienced a significant increase in its mutual fund services business in 2006 but experienced a decline in 2007 due to several fund holders electing not to continue to receive the management report. At constant exchange rates, revenue from international markets decreased 2.5% for the year ended December 31, 2007 compared to 2006.

Gross Profit

Gross profit increased $29,155, or 10%, for the year ended December 31, 2007 as compared to 2006, and the gross margin percentage increased by three percentage points, to 38%, for the year ended December 31, 2008 as compared to a gross margin percentage of 35% in 2006. The increase in gross profit was primarily due to the favorable impact of strategic initiatives implemented by the Company, including cost savings measures. The results for 2007 also included the favorable impact of the decrease in pension costs and the curtailment gain related to the Canadian postretirement benefit plan, which is discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Selling and Administrative Expenses

Selling and administrative expenses increased by approximately $18,107, or 8%, to $242,118 for the year ended December 31, 2007 as compared to 2006. The increase was primarily the result of expenses that are directly associated with sales, such as selling expenses (including commissions and bonuses) and costs associated with the addition of the St Ives Financial sales staff. As a percentage of revenue, overall selling and administrative expenses increased to 29% for the year ended December 31, 2007 as compared to 27% in 2006. Selling and administrative expenses include the non-cash stock compensation expenses associated with the Company’s long-term equity incentive compensation plan, which went into effect in July 2006. The expenses associated with the long-term equity incentive compensation plan increased approximately $9.8 million to $11.2 million in 2007 due to an increase in the amounts earned under the plan as a result of the improved results of operations in 2007 as compared to 2006. The 2007 expense also includes approximately $5.3 million as a result of the acceleration of the payout of the awards as described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Partially offsetting the increase in selling and administrative expenses in 2007 were higher facility costs in 2006 related to higher rental costs, duplicate facility costs resulting from overlapping leases and costs associated with the move of the Company’s corporate office and New York City based operations. In addition, bad debt expense decreased approximately $1.2 million in 2007 as compared to 2006, a direct result of improved billing and collection efforts.

Segment Profit

As a result of the foregoing, segment profit (as defined in Note 19 to the Consolidated Financial Statements) increased 17% for the year ended December 31, 2007 as compared to 2006 and segment profit as a percentage of revenue increased one percentage point to 9% for the year ended December 31, 2007 as compared to segment profit of 8% in 2006. The increase in segment profit was primarily a result of the increase in revenue and the favorable impact of strategic initiatives implemented by the Company, including cost saving measures. Refer to Note 19 of the Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(27,205)	(3)%	$(25,397)	(3)%	$(1,808)	(7)%
Amortization	$(1,638)	—	$(534)	—	$(1,104)	(207)%
Restructuring, integration and asset impairment charges	$(17,001)	(2)%	$(14,159)	(2)%	$(2,842)	(20)%
Purchased in-process research and development	—	—	$(958)	—	$958	100%
Interest expense	$(5,433)	(1)%	$(5,477)	(1)%	$44	1%
Gain on sale of equity investment	$9,210	1%	—	—	$9,210	100%
Other income, net	$1,127	—	$3,340	—	$(2,213)	(66)%
Income tax expense	$(9,002)	(1)%	$(10,800)	(1)%	$1,798	17%
Effective tax rate	24.8%		46.9%
Loss from discontinued operations	$(223)	—	$(14,004)	(2)%	$13,781	98%

Depreciation and amortization expense increased for the year ended December 31, 2007, compared to 2006, primarily due to depreciation and amortization expense recognized in 2007 related to the Company’s acquisitions in 2007 and the increase in capital expenditures in recent years.

There were approximately $17,001 in restructuring, integration, and asset impairment charges during the year ended December 31, 2007, as compared to $14,159 in 2006. The charges incurred in 2007 consisted of: (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility; (ii) severance and integration costs related to the integration of the St Ives Financial business; (iii) Company-wide workforce reductions; (iv) facility exit costs and asset impairment charges, including the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing print facility in South Bend, IN, the consolidation of the Company’s former facility in Philadelphia with the newly acquired Philadelphia facility previously occupied by St Ives, and facility exit costs related to leased warehouse space; and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. The charges incurred in 2006 primarily represent costs related to an asset impairment charge related to the consolidation of marketing and communications facilities and severance and integration costs associated with the integration of the workforce, additional workforce reductions in certain locations and the closing of a portion of the Company’s facility in Washington, D.C.

The Company recorded a charge of $958 related to purchased in-process research and development during the year ended December 31, 2006 which was based on an allocation of the purchase price related to the Company’s acquisition of certain technology assets of PLUM.

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

Income tax expense for the year ended December 31, 2007 was $9,002 on pre-tax income from continuing operations of $36,329 compared to $10,800 on pre-tax income from continuing operations of $23,036 in 2006. The effective tax rate for the year ended December 31, 2007 was 24.8%, which was significantly lower than the effective tax rate for the year ended December 31, 2006 of 46.9%, primarily due to tax benefits of approximately $6,681 related to the completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits.

The 2007 results from discontinued operations primarily include adjustments to accruals related to the Company’s discontinued litigation solutions and globalization businesses. The 2006 results from discontinued operations include: (i) the net gain on the sale of the assets of the Company’s joint venture investment in CaseSoft, (ii) the net loss on the sale of the Company’s DecisionQuest® business, (iii) the operating results of DecisionQuest until its sale, including an asset impairment charge of approximately $13.3 million related to the impairment of its goodwill, (iv) the exit costs associated with leased facilities formerly occupied by discontinued businesses, and (v) the operating results of the document scanning and coding business until its sale.

As a result of the foregoing, net income for the year ended December 31, 2007 was $27,104 as compared to net loss of $1,768 for the year ended December 31, 2006.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006

Domestic (United States)	$15,180	$4,317
International	21,149	18,719

Income from continuing operations before taxes	$36,329	$23,036

The increase in domestic and international pre-tax income from continuing operations was primarily due to the favorable impact of the cost savings and strategic initiatives implemented by the Company. Also contributing to the increase in domestic pre-tax income was the improvement in segment profit resulting from the synergies obtained from the integration of Vestcom’s marketing and communications business, and the gain of $9.2 million in 2007 related to the Company’s sale of an equity investment, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

2009 Outlook

The following statements and certain statements made elsewhere in this document are based upon current expectations. These statements are forward looking and are subject to factors that could cause actual results to differ materially from those suggested here, including demand for and acceptance of the Company’s services, new technological developments, competition and general economic or market conditions, particularly in the domestic and international capital markets. Refer also to the Cautionary Statement Concerning Forward Looking Statements included at the beginning of this Item 7, and the Risk Factors included in Item 1A.

Full Year 2009

Revenue:
Transactional services	$120 to $175 million
Total	$700 to $770 million
Segment profit (excludes restructuring, integration and asset impairment charges)	$40 to $60 million

Liquidity and Capital Resources

Liquidity and Cash Flow information:	2008	2007	2006

Working capital	$92,569	$108,949	$169,764
Current ratio	1.84 to 1	1.54 to 1	2.32 to 1
Net cash provided by operating activities	$6,740	$94,889	$4,110
Net cash (used in) provided by investing activities	$(63,242)	$(30,224)	$6,128
Net cash provided by (used in) financing activities	$6,928	$(46,220)	$(63,555)
Capital expenditures	$(22,119)	$(20,756)	$(28,668)
Purchases of treasury stock	$—	$(51,749)	$(68,558)
Acquisitions, net of cash acquired	$(79,495)	$(25,791)	$(32,923)
Average days sales outstanding	70	68	73

Overall working capital decreased approximately $16.4 million as of December 31, 2008 as compared to December 31, 2007. Working capital for 2007 reflects the Company’s $75.0 million convertible subordinated debentures (the “Notes”) as a current liability due to the redemption and repurchase features that were able to occur on October 1, 2008. The redemption of the Notes is discussed further below. Excluding this classification in 2007, working capital would have been $183,949, and the current ratio would have been 2.46 to 1. The change in working capital from 2007 to 2008 is primarily attributed to: (i) reduced cash provided by operating activities due to lower revenue in 2008, resulting in additional borrowings under the revolving credit facility, (ii) cash used in the recent acquisitions of Alliance Data Mail Services, GCom, RSG and Capital; (iii) cash used in the partial redemption of the Notes as discussed further below; (iv) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and the Company’s reorganization, which is discussed in more detail in Note 9 to the Consolidated Financial Statements; and (v) cash used for capital expenditures. Also, contributing to the decrease in working capital is the classification of approximately $3.1 million of auction rate securities, at par, as a noncurrent asset as of December 31, 2008, which is discussed in more detail in Note 5 to the Consolidated Financial Statements. These decreases are partially offset by a decrease in accrued employee compensation and benefits, as a result of the decrease in accrued incentive compensation as of December 31, 2008 based on the 2008 operating results and the cost savings initiatives implemented by the Company, as previously discussed.

October 1, 2008 marked the five-year anniversary of the Company’s $75.0 million Notes, and was also the first day on which the “put” and “call” option became exercisable. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes. As a result, the Company repurchased approximately $66.7 million of the Notes in cash, at par, plus accrued interest, using borrowings under its existing revolving credit facility, and approximately $8.3 million of the Notes remain outstanding. The Company believes that the high incidence of Notes put back to the Company was primarily attributed to the adverse change in the general convertible notes market during September 2008.

During the third quarter of 2008, as an inducement to holders to not put their Notes, the Company amended the terms of the Note indenture effective October 1, 2008 for the Notes which remained outstanding on that date. The amendment increases the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. The amendment also provides the Note holders with an additional put option on October 1, 2010. In addition, the amendment changes the conversion price applicable to the Notes to $16.00 per share from $18.48 per share for the period from October 1, 2008 to October 1, 2010 and includes a make-whole table in the event of fundamental changes, including but not limited to, certain consolidations or mergers that result in a change of control of the Company during the period from October 1, 2008 until October 1, 2010. These amendments apply to the $8.3 million of Notes which remain outstanding.

The Company had $79.5 million of borrowings outstanding under its $150 million five-year senior, unsecured revolving credit facility as of December 31, 2008. The amounts outstanding under this facility are classified as long-term debt since the facility is due to expire in May 2010.

Bowne’s revolving credit facility contains customary restrictions, requirements and other limitations on its ability to incur indebtedness, including covenants that limit its ability to incur debt based on the level of its ratio of total debt to EBITDA and its ratio of EBITDA to interest expense. The Company’s ability to borrow under this facility is subject to compliance with certain financial and other covenants. The Company was in compliance with all financial loan covenants under the revolving credit facility as of December 31, 2008, and based upon its current projections, including the anticipated benefits of the previously mentioned cost savings initiatives and benefits of the acquisitions, the Company believes it will be in compliance with the financial loan covenants in 2009. However, further deterioration of the Company’s operating results coupled with additional borrowings on its remaining capacity under the credit facility may bring the Company much closer to its financial covenant compliance levels than in the past. Failure to comply with covenants could cause a default under the facility, and Bowne may then be required to repay the debt, or negotiate an amendment. Under those circumstances, other sources of capital may not be available to the Company, or be available only on unattractive terms. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

As of March 1, 2009, the Company had $105.5 million outstanding under the existing facility, which reflects the normal seasonal increase in borrowing in the first quarter. As of March 1, 2009, the Company has approximately $9.3 million of letters of credit outstanding. As such, total available borrowings under the credit facility as of March 1, 2009 are approximately $35.2 million.

The Company is in discussions with the members of its bank group to amend and extend its existing revolving credit facility. Such amendment and extension is expected to be completed in the near future. However, there is no assurance that the full amount of this facility will be amended and extended.

Capital expenditures for the year ended December 31, 2008 were $22.1 million, which includes approximately $2.4 million related to the integration of the Company’s recent acquisitions. Capital expenditures for the year ended December 31, 2007 were $20.8 million, which includes approximately $3.0 million related to the consolidation and build-out of the existing space at 55 Water Street as a result of the lease modification that occurred in June 2007. Capital expenditures for the year ended December 31, 2006 were $28.7 million, which includes approximately $2.7 million associated with the relocation of the Company’s corporate office and New York City based operations to 55 Water Street, which occurred in January 2006, and approximately $3.3 million related to the relocation of its London facility during the second quarter of 2006. In addition, capital expenditures for the year ended December 31, 2006 includes approximately $5.6 million related to the integration of the Marketing and Business Communications division of Vestcom. The Company estimates that capital spending in 2009 will approximate $15.0 million to $20.0 million.

During 2008, the Company received approximately $39.4 million of cash from its international operations for U.S. working capital purposes. Additionally, as previously discussed, the Company was able to sell, at par, $35.6 million of investments in auction rate securities during 2008.

The Company relies upon its cash flow generated from operations (both domestic and foreign), timely collection of accounts receivables and its borrowing capacity to fund its working capital needs, fund capital expenditures, provide for the payment of dividends and meet its debt service requirements. The Company is actively managing its liquidity position which is presently tight given the current difficult economic climate. Some of the actions the Company has taken include: (i) the January 2009 workforce reduction, expected to result in annualized savings of approximately $12.0 million in 2009; (ii) suspension of the matching contribution to the 401(k) Savings Plan for the 2009 plan year, elimination of normal merit increases in 2009 and a targeted reduction in travel and entertainment spending, expected to result in combined savings of approximately $15.0 million in 2009; and (iii) the suspension of the payment of dividends in cash until economic conditions improve.

In February 2009, the Company issued stock dividends to its shareholders equivalent to $0.055 per share, which was based on the average sales price of the Company’s common stock for the 30-day trading period prior to the dividend record date, and equates to 0.012 shares of the Company’s common stock held as of the dividend record date. In addition, the dividends on any fractional shares were paid in cash.

The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally the first and second quarter. The Company’s existing borrowing capacity provides for this seasonal demand. Although the Company believes that the level of cash flow expected from operations and the remaining availability under its credit facility should be adequate to fund its operating needs in the foreseeable future, there are no assurances at this time that this will be the case.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. The Company’s average days sales outstanding was 70 days in 2008 as compared to 68 days in 2007. The Company had net cash provided by operating activities of $6,740, $94,889 and $4,110 for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in net cash provided by operating activities in 2008 as compared to the same period in 2007 was primarily the result of a decrease in operating income of approximately $70.6 million for the year ended December 31, 2008 as compared to 2007, a decrease in the collection of accounts receivable for the year ended December 31, 2008 as compared to 2007, due to reduced revenue and the current economic environment and an increase in cash used to pay restructuring and integration expenses during the year ended December 31, 2008 as compared to 2007. Net cash used to pay income taxes for the year ended December 31, 2008 was $1.7 million as compared to $4.5 million during 2007, which included income tax refunds of approximately $9.0 million. Overall, cash provided by operating activities for the twelve month periods decreased by approximately $88.1 million from December 31, 2007 to December 31, 2008. The increase in cash provided by operating activities from 2006 to 2007 was impacted by the improvement in operating results and by the change in accounts receivable resulting from higher collections of receivables during 2007 as compared to 2006, as a result of improved billing and collection efforts. In addition, the increase in cash provided by operations was also attributable to the funding of costs related to the Company’s relocation of its corporate office and New York City based operations in 2006, a decrease in income taxes paid during 2007 as compared to 2006 and a decrease in the funding of the Company’s pension plans in 2007 as compared to 2006.

Net cash (used in) provided by investing activities was ($63,242), ($30,224) and $6,128 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in net cash used in investing activities in 2008 as compared to the same period in 2007 was primarily due to the increase in the cash used for acquisitions in 2008 as compared to 2007. Net cash used in acquisitions for the year ended December 31, 2008 amounted to $79,495, which consists of the acquisitions of GCom, RSG, Capital and a net working capital adjustment related to the acquisition of Alliance Data Mail Services that was received in June 2008. Net cash used in acquisitions for the year ended December 31, 2007 amounted to $25,791, which consisted of the acquisitions of St Ives Financial and Alliance Data Mail Services and an additional $3,000 related to the acquisition of certain technology assets of PLUM. The net proceeds from the sale of marketable securities was $35,459 in 2008 as compared to $3,800 in 2007. In addition, the Company received proceeds of $1,000 during the fourth quarter of 2008 related to the collection of a portion of the amount due from the sale of the Company’s DecisionQuest business that occurred in 2006. The Company also received proceeds of $1,345 during 2008 primarily related to the sale of various equipment that was not being used by the Company. Capital expenditures for the year ended December 31, 2008 were $22,119 as compared to $20,756 in 2007. The increase in net cash used in investing activities from 2006 to 2007 was primarily the result of: (i) a decrease in the net proceeds from the sale of marketable securities in 2007 due to less purchases of marketable securities in 2007 as compared to 2006, (ii) a decrease in net cash provided by discontinued operations, primarily due to the proceeds received from the sale of the assets of the Company’s joint venture investment in CaseSoft in 2006, and (iii) the net proceeds received from the sale of its DecisionQuest business in 2006. The change was partially offset by (i) net proceeds of $10,817 received from the sale of an equity investment in 2007, (ii) a decrease in the net cash used to fund acquisitions in 2007 as compared to 2006, which included net cash used in the acquisition of Vestcom’s Marketing and Business Communications division and certain technology assets of PLUM, and (iii) a decrease in capital expenditures in 2007 as compared to 2006.

The Company had net cash provided by financing activities of $6,928 for the year ended December 31, 2008, as compared to net cash used in financing activities of $46,220 and $63,555 for the years ended December 31, 2007 and 2006, respectively. The change from net cash used in financing activities in 2007 to net cash provided by financing activities in 2008 was primarily due to the Company not repurchasing any shares of its common stock in 2008 as a result of the completion of the Company’s stock repurchase program in December 2007. During the year ended December 31, 2007 the Company repurchased approximately 3.1 million shares of its common stock for $51,749. During 2008, the Company received net proceeds of $79.5 million from borrowings under its $150 million revolving credit facility, as compared to no borrowings in 2007. A significant portion of the amounts borrowed under the revolving credit facility were used in the redemption of the $66.7 million of the Notes in October 2008, as previously discussed. Offsetting the increase in cash provided by financing activities for the year ended December 31, 2008 was a decrease in the cash received from stock option exercises in 2008 as compared to

2007. The decrease in net cash used in financing activities in 2007 as compared to 2006 primarily resulted from a decrease in the repurchase of the Company’s common stock in 2007 as compared to 2006, and a slight decrease in the cash received from stock option exercises in 2007 as compared to 2006.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

The Company’s debt as of December 31, 2008 primarily consists of borrowings under its $150 million unsecured revolving credit facility and the $8.3 million remaining outstanding under its convertible subordinated debentures which were amended in October 2008. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

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

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt obligations(1)	$87,820	$—	$87,820	$—	$—	$—	$—
Operating lease obligations(2)	196,752	32,824	25,558	20,885	17,487	15,078	84,920
Capital lease obligations	2,231	842	605	370	356	58	—
Unconditional purchase obligations(3)	48,517	12,600	14,583	15,917	5,000	417	—

Total contractual cash obligations	$335,320	$46,266	$128,566	$37,172	$22,843	$15,553	$84,920

(1)	Includes total borrowings outstanding under the Company’s $150 million five-year senior, unsecured revolving credit facility and the balance outstanding under the Company’s convertible subordinated debentures as of December 31, 2008, as previously discussed. These amounts are classified as non-current obligations in the above table since the credit facility expires in May 2010, and the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2010, as further described in Note 11 to the Consolidated Financial Statements. The Company is in discussions with the members of its bank group to amend and extend its existing revolving credit facility. Such amendment and extension is expected to be completed in the near future. However, there is no assurance that the full amount of this facility will be amended and extended.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $7.9 million throughout the terms of the leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	Unconditional purchase obligations represent commitments for outsourced services.

As discussed in Note 13 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. The Company was not required to contribute to its defined benefit pension plan in 2008. Based on current market conditions the Company anticipates that it will contribute approximately $6.0 million to the plan in 2009. Funding requirements for subsequent years are uncertain and will significantly depend on the actual return on plan assets, whether the plan’s actuary changes any assumptions used to calculate plan funding levels, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law. The Company estimates it will contribute approximately $1.9 million to its unfunded supplemental retirement plan in 2009, which represents the expected benefit payments in 2009. During 2008, the Company made approximately $2.4 million in supplemental retirement plan contributions.

As discussed further in Note 10 to the Consolidated Financial Statements, the Company had total liabilities for unrecognized tax benefits of approximately $2.9 million as of December 31, 2008, which were excluded from the table above. The Company believes that it is reasonably possible that up to approximately $0.4 million of its currently unrecognized tax benefits may be recognized by the end of 2009.

The Company has issued standby letters of credit in the ordinary course of business totaling $4,144. These letters of credit primarily expire in 2009. In addition, pursuant to the terms of the lease entered into in February 2005 for the relocation of its primary New York City offices, the Company delivered to the landlord a letter of credit for approximately $9.4 million to secure the Company’s performance of its obligations under the lease. This letter of credit was reduced in 2007 by approximately $2.8 million, to $6.6 million, and was further reduced by approximately $0.7 million in 2007 and 2008, respectively. As of December 31, 2008, the remaining amount of the letter of credit was approximately $5.2 million, and will be reduced in equal amounts annually until 2016, at which point the Company shall have no further obligation to post the letter of credit, provided no event of default has occurred and is continuing. The letter of credit obligation shall also be terminated if the entire amount of the Company’s Convertible Subordinated Debentures due October 1, 2033 are converted into stock of the Company, or repaid and refinanced either upon repayment or as a result of a subsequent refinancing for a term ending beyond October 1, 2010.

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

Critical Accounting Policies and Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States. The Company’s significant accounting polices are disclosed in Note 1 to the Consolidated Financial Statements. The selection and application of these accounting principles and methods requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, the Company evaluates its estimates, including those related to the recognition of revenue, allowance for doubtful accounts, valuation of goodwill and other intangible assets, income tax provision and deferred taxes, restructuring costs, actuarial assumptions for employee benefit plans, and contingent liabilities related to litigation and other claims and assessments. These estimates and assumptions are based on management’s best estimates and judgment, which management believes to be reasonable under the circumstances. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. The weakening economy, illiquid credit markets, and declines in capital markets activity have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The Company has acquired certain identifiable intangible assets in connection with its recent acquisitions. These identifiable intangible assets primarily consist of the value associated with customer relationships and technology. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the technology was primarily derived using the cost approach, which computes the amount to recreate the existing technology at the same level of functional utility. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed. Depreciation of the acquired technology and amortization of all other intangible assets are charged to operating expenses as separate components of expenses in the Consolidated Statements of Operations.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures potential impairment loss by utilizing an undiscounted cash flow valuation technique. To the extent that the Company’s undiscounted future cash flows were to decline substantially, an impairment charge could result. No impairment charge related to the carrying value of its intangible assets was identified in 2008 based on an analysis prepared in accordance with SFAS 144 . There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the Company’s consolidated results of operations or financial position could be materially impacted. The Company also periodically evaluates the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting unit. At December 31, 2008, the Company’s goodwill balance was $50,371. The Company currently has one reporting unit.

In testing for potential impairment of goodwill, SFAS 142 requires the Company to: 1) allocate goodwill to the reporting unit to which the acquired goodwill relates; 2) estimate the fair value of the reporting unit to which goodwill relates; and 3) determine the carrying value (book value) of the reporting unit. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined.

Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. The Company estimated its current fair market value based on its market capitalization as of December 31, 2008, plus an implied control premium. Based on its market capitalization of approximately $158.6 million, an implied control premium of approximately 17.4% was needed in order for the Company’s carrying value not to exceed its estimated fair value. The Company determined that this implied control premium as of December 31, 2008 is within an acceptable range and is reasonable based upon current control premiums used in recent industry-wide transactions. Based on this analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill is not considered impaired as of December 31, 2008.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s common stock remains depressed, or if the current global economic conditions do not improve, the Company will be required to perform impairment testing of its goodwill in advance of its next annual testing date, which could result in future impairment of its goodwill during an interim period.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company accounts for sales and other use taxes on a net basis in accordance with Emerging Issues Task Force Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts and Sales Credits — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts and sales credits during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within the Company’s expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of the Company’s estimates of recoverability of its receivables. In addition, the current global economic crisis may adversely affect customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on invoices. As of December 31, 2008, the Company had an allowance for doubtful accounts and sales credits of $5,178.

Accounting for Income Taxes — Accounting for taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur liabilities in excess of those currently recorded. The Company uses an estimate of its annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact the Company’s overall effective tax rate. The Company’s overall effective tax rate was 41.5% for the year ended December 31, 2008 as compared to 38.5% for the years ended December 31, 2007 and 2006.

The Company accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes,” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2008 and 2007, the Company had deferred tax assets in excess of deferred tax liabilities of $60,664 and $39,535, respectively. At December 31, 2008 and 2007, management determined that it is more likely than not that $56,636 and $35,954, respectively, of such assets will be realized, resulting in a valuation allowance of

$4,028 and $3,581, respectively, which are related to certain net operating losses which may not be utilized in future years.

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

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.25% at December 31, 2008 and 6.0% at December 31, 2007 and 2006, respectively. A discount rate of 6.00% was used to calculate the 2008 pension expense. Each 0.25 percentage point change in the discount rate would result in a $3.4 million change in the projected pension benefit obligation and a $0.3 million change in annual pension expense.

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. For 2004 through 2008 the Company’s expected return on plan assets has remained at 8.5%. Each 0.25 percentage point change in the assumed long-term rate of return would result in a $0.3 million change in annual pension expense.

The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past several years.

Restructuring Accrual — During fiscal years 2008, 2007 and 2006, the Company recorded significant restructuring charges. The Company accounts for these charges in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Accounting for costs associated with exiting leased facilities is based on estimates of current facility costs and is offset by estimates of projected sublease income expected to be recovered over the remainder of the lease. These estimates are based on a variety of factors including the location and condition of the facility, as well as the overall real estate market. The actual sublease terms could vary from the estimates used to calculate the initial restructuring accrual, resulting in potential adjustments in future periods. In management’s opinion, the Company has made reasonable estimates of these restructuring accruals based upon available information. The Company’s accrued restructuring is discussed in more detail in Note 9 to the Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and was effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope in January 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active,” which became effective for us immediately. This standard clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective for us in November 2008. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or consolidated financial statements.

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which will require prospective application. The Company will adopt this standard during the first quarter of 2009. The Company does not anticipate that this standard will have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements, would be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the instrument’s expected life as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The Company will adopt this standard during the first quarter of 2009. The adoption of this FSP will result in the Company recognizing additional interest expense on a retrospective and prospective basis and will also result in a reduction of earnings per share. The Company is currently assessing the impact that these adjustments will have on its financial statements. Based on preliminary estimates, the Company expects that the adoption of this FSP on a retroactive basis will result in the Company recognizing additional interest expense of approximately $2.4 million ($1.5 million, net of tax) per year for the years ended December 31, 2004 through 2007, and approximately $2.2 million ($1.3 million, net of tax) for the year ended December 31, 2008. In addition, the Company expects to recognize approximately $0.2 million ($0.1 million, net of tax) of additional interest expense resulting from the adoption of this FSP in 2009 on a prospective basis. However, the adoption of this FSP will not impact the amount of cash interest paid.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. The FSP amends SFAS No. 132 (revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of the FSP in the Company’s annual report on form 10-K for the year ended December 31, 2010, and does not anticipate that this standard will have a material impact on its financial statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations, and revolving credit agreement and short-term investment portfolio.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s Notes issued in September 2003 consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. As previously disclosed, the $8.3 million Notes that remain outstanding were amended in October 2008. The amendment increases the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. This amendment will not have a significant impact on the Company’s future cash flow or interest expense (an increase of approximately $83 per annum), based on the $8.3 million Notes that remain outstanding. The Company’s five-year $150 million senior unsecured revolving credit facility bears interest at LIBOR plus a premium that can range from 67.5 basis points to 137.5 basis points depending on certain leverage ratios. The Company had $79.5 million of borrowings outstanding under its revolving credit facility as of December 31, 2008. During the year ended December 31, 2008, the weighted-average interest rate on this line of credit approximated 3.65%. A hypothetical 1% increase in the interest rate related to the revolving credit facility would result in a change in annual interest expense of approximately $482 based on the average outstanding balances under the revolving credit facility during the year ended December 31, 2008.

Foreign Exchange Rates

The Company derives a portion of its revenues from various foreign sources. The exposure to foreign currency movements is limited in most cases because the revenue and expense of its foreign subsidiaries are substantially in the local currency of the country in which they operate. Certain foreign currency transactions, such as intercompany sales, purchases, and borrowings, are denominated in a currency other than the local functional currency. These transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in exchange rates between the local functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of local functional currency cash flows upon settlement of the transaction, which results in a foreign currency transaction gain or loss that is included in other income (expense) in the period in which the exchange rate changes.

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $11,788, $7,579 and $737 in its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected transaction gains (losses) of $2,822 and ($1,526) in its Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, respectively. Net transaction gains (losses) during the year ended December 31, 2006 were not significant. These gains (losses) are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.3 million as of December 31, 2008, primarily consisting of auction rate securities. As a result of recent uncertainties in the auction rate securities markets, the Company has reduced its exposure to those investments. During the year ended December 31, 2008, the Company has liquidated approximately $35.6 million of those securities at par and received all of its principal. As of March 1, 2009, investments in auction rate securities had a par value of $3.1 million.

Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds these auction rate securities and is receiving interest at comparable rates for similar securities. These investments are insured against a loss of principal and interest.

Based on the Company’s ability to access cash and other short-term investments, its expected operating cash flows and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will have a material effect on the Company’s liquidity or working capital.

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. As a result of the significant decline in worldwide capital markets in 2008, the value of the investments held by the Company’s Plan has substantially decreased through December 31, 2008, which resulted in a reduction to shareholder’s equity on the Company’s balance sheet as of December 31, 2008. Based on current estimates, the Company expects to contribute approximately $6.0 million to its Plan in 2009. However, further declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

During 2008, the Company’s stock price was adversely impacted by the current global economic crisis. If the price of Bowne common stock remains depressed, it could result in an impairment of the Company’s goodwill. Bowne stock’s value is dependent upon continued future growth in demand for the Company’s services and products. If such growth does not materialize or the Company’s forecasts are significantly reduced, the Company could be required to recognize an impairment of its goodwill in future interim periods.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.:

We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007, and Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” as of January 1, 2008.

/s/  KPMG LLP
New York, New York

March 16, 2009

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share information)

Revenue	$766,645	$850,617	$833,734
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	525,047	531,230	543,502
Selling and administrative (exclusive of depreciation and amortization shown below)	208,374	242,118	224,011
Depreciation	28,491	27,205	25,397
Amortization	4,606	1,638	534
Restructuring charges, integration costs and asset impairment charges	39,329	17,001	14,159
Purchased in-process research and development	—	—	958

	805,847	819,192	808,561

Operating (loss) income	(39,202)	31,425	25,173
Interest expense	(6,019)	(5,433)	(5,477)
Gain on sale of equity investment	—	9,210	—
Other income, net	5,561	1,127	3,340

(Loss) income from continuing operations before income taxes	(39,660)	36,329	23,036
Income tax benefit (expense)	10,774	(9,002)	(10,800)

(Loss) income from continuing operations	(28,886)	27,327	12,236
Discontinued operations:
Gain on sale of subsidiaries, net of tax	—	—	3,831
Income (loss) from discontinued operations, net of tax	5,719	(223)	(17,835)

Net income (loss) from discontinued operations	5,719	(223)	(14,004)

Net (loss) income	$(23,167)	$27,104	$(1,768)

(Loss) earnings per share from continuing operations:
Basic	$(1.05)	$0.97	$0.39
Diluted	$(1.05)	$0.90	$0.39
Earnings (loss) per share from discontinued operations:
Basic	$0.21	$(0.01)	$(0.45)
Diluted	$0.21	$(0.01)	$(0.45)
Total (loss) earnings per share:
Basic	$(0.84)	$0.96	$(0.06)
Diluted	$(0.84)	$0.89	$(0.06)

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$11,524	$64,941
Marketable securities	193	38,805
Accounts receivable, less allowances of $5,178 (2008) and $4,302 (2007)	116,773	134,489
Inventories	27,973	28,789
Prepaid expenses and other current assets	45,990	43,198

Total current assets	202,453	310,222
Marketable securities, noncurrent	2,942	—
Property, plant and equipment at cost, less accumulated depreciation of $258,425 (2008) and $248,372 (2007)	130,149	121,848
Other noncurrent assets:
Goodwill	50,371	35,835
Intangible assets, less accumulated amortization of $6,781 (2008) and $2,203 (2007)	41,824	9,616
Deferred income taxes	44,639	24,906
Other	8,642	6,990

Total assets	$481,020	$509,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$842	$75,923
Accounts payable	47,776	36,136
Employee compensation and benefits	19,181	41,092
Accrued expenses and other obligations	42,085	48,122

Total current liabilities	109,884	201,273
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	89,006	1,835
Deferred employee compensation	75,868	36,808
Deferred rent	19,039	18,497
Other	1,023	525

Total liabilities	294,820	258,938

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01. Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01. Issued and outstanding 43,209,432 shares (2008) and 43,165,282 shares (2007)	432	432
Additional paid-in capital	111,487	120,791
Retained earnings	324,217	353,613
Treasury stock, at cost 16,231,761 shares (2008) and 16,858,575 shares (2007)	(216,437)	(225,751)
Accumulated other comprehensive (loss) income, net	(33,499)	1,394

Total stockholders’ equity	186,200	250,479

Total liabilities and stockholders’ equity	$481,020	$509,417

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(23,167)	$27,104	$(1,768)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (income) loss from discontinued operations	(5,719)	223	14,004
Depreciation	28,491	27,205	25,397
Amortization	4,606	1,638	534
Purchased in-process research and development	—	—	958
Asset impairment charges	631	6,588	2,550
Gain on sale of equity investment	—	(9,210)	—
Provision for doubtful accounts	2,954	838	1,419
Non-cash stock compensation	4,104	13,064	3,175
Deferred income tax (benefit) provision	(5,502)	4,638	(485)
Tax benefit of stock option exercises	283	1,806	999
Excess tax benefits from stock-based compensation	(221)	(846)	(184)
Other	(2,275)	(1,747)	241
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	23,778	30,046	(14,079)
Inventories	2,387	497	2,686
Prepaid expenses and other current assets	(4,122)	(3,170)	(3,213)
Accounts payable	12,113	(8,095)	5,018
Employee compensation and benefits	(19,716)	7,094	(9,039)
Accrued expenses and other obligations	(10,610)	1,291	(21,768)
Net cash used in operating activities of discontinued operations	(1,275)	(4,075)	(2,335)

Net cash provided by operating activities	6,740	94,889	4,110

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,119)	(20,756)	(28,668)
Purchases of marketable securities	(5,141)	(57,400)	(61,100)
Proceeds from sales of marketable securities	40,600	61,200	109,314
Proceeds from the sale of fixed assets	1,345	222	248
Proceeds from the sale of subsidiaries, net	1,049	—	6,738
Acquisitions of businesses, net of cash acquired	(79,495)	(25,791)	(32,923)
Proceeds from the sale of equity investment	519	10,817	—
Net cash provided by investing activities of discontinued operations	—	1,484	12,519

Net cash (used in) provided by investing activities	(63,242)	(30,224)	6,128

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	138,000	1,000	—
Redemption of convertible subordinated debentures	(66,680)	—	—
Payment of borrowings under revolving credit facility and capital lease obligations	(59,485)	(1,948)	(821)
Proceeds from stock options exercised	766	11,714	12,533
Payment of dividends	(5,894)	(6,083)	(6,680)
Purchase of treasury stock	—	(51,749)	(68,558)
Excess tax benefits from stock-based compensation	221	846	184
Other	—	—	(113)
Net cash used in financing activities of discontinued operations	—	—	(100)

Net cash provided by (used in) financing activities	6,928	(46,220)	(63,555)

Effect of exchange rate on cash flows and cash equivalents	(3,843)	3,510	(536)

Net (decrease) increase in cash and cash equivalents	(53,417)	21,955	(53,853)
Cash and Cash Equivalents — Beginning of year	64,941	42,986	96,839

Cash and Cash Equivalents — End of year	$11,524	$64,941	$42,986

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31, 2008, 2007 and 2006
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2005	$419	$85,721	$340,450	$(2,681)	$(113,652)	$310,257
Comprehensive income (loss):
Net loss			(1,768)			(1,768)
Foreign currency translation adjustment				737		737
Pension liability adjustment (net of tax)				34		34

Comprehensive loss						(997)

Cash dividends ($0.22 per share)			(6,680)			(6,680)
Purchase of treasury stock					(68,558)	(68,558)
Non-cash stock compensation and deferred stock conversions		1,923			1,252	3,175
Reclassification of deferred stock compensation		1,349			(1,349)	—
Exercise of stock options	6	8,121			4,406	12,533
Tax benefit of stock option exercises		999				999
Adjustment to initially adopt the provisions of SFAS 158 (net of tax)				(15,494)		(15,494)

Balance at December 31, 2006	$425	$98,113	$332,002	$(17,404)	$(177,901)	$235,235
Adjustment to initially adopt the provisions of FIN 48			590			590
Comprehensive income (loss):
Net income			27,104			27,104
Foreign currency translation adjustment				7,579		7,579
Pension liability adjustment (net of tax)				11,223		11,223
Unrealized loss on marketable securities (net of tax)				(4)		(4)

Comprehensive income						45,902

Cash dividends ($0.22 per share)			(6,083)			(6,083)
Purchase of treasury stock					(51,749)	(51,749)
Non-cash stock compensation and deferred stock conversions		12,106			958	13,064
Exercise of stock options	7	8,766			2,941	11,714
Tax benefit of stock option exercises		1,806				1,806

Balance at December 31, 2007	$432	$120,791	$353,613	$1,394	$(225,751)	$250,479
Comprehensive income (loss):
Net loss			(23,167)			(23,167)
Foreign currency translation adjustment				(11,788)		(11,788)
Pension liability adjustment (net of tax)				(23,000)		(23,000)
Unrealized loss on marketable securities (net of tax)				(105)		(105)

Comprehensive loss						(58,060)

Cash dividends ($0.22 per share)			(5,894)			(5,894)
Non-cash stock compensation, deferred stock conversions and dividend reinvestments		3,983	(335)		456	4,104
Exercise of stock options		441			325	766
Tax benefit of stock option exercises		283				283
Settlement of long-term equity incentive plan		(14,242)			8,533	(5,709)
Debt discount		231				231

Balance at December 31, 2008	$432	$111,487	$324,217	$(33,499)	$(216,437)	$186,200

See Accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOWNE & CO., INC. AND SUBSIDIARIES
(In thousands, except share and per share information and where noted)

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company provides business services that help companies produce and manage their shareholder, investor, marketing and business communications. These communications include: but are not limited to; regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Its services span the entire document life cycle and involve both electronic and printed media. Bowne helps clients create, edit and compose their documents, manage the content, translate the documents when necessary, personalize the documents, prepare the documents and in many cases perform the filing, and print and distribute the documents, both through the mail and electronically.

The largest source of the Company’s revenue by class of service is generally derived from capital markets transactional services, which is driven by a transactional or financing event. This revenue stream is affected by various factors including conditions in the world’s capital markets. Transactional revenue depends upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, credit availability and prevailing interest rates, and general economic and political conditions. During 2008, the Company experienced a significant decline in revenue from capital markets services primarily resulting from the current economic conditions. If these conditions persist or further deteriorate, they could potentially have a more significant impact on customers’ demand for the Company’s capital market services, which could result in a decrease in revenue in future periods.

Revenue from other lines of service includes shareholder reporting services and marketing communications product offerings, which generally tend to be more recurring in nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed.

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

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,
	2008	2007

Land and buildings	$61,715	$61,776
Machinery and plant equipment	83,919	84,992
Computer equipment and software	143,630	126,042
Furniture, fixtures and vehicles	36,518	36,921
Leasehold improvements	62,792	60,489

	388,574	370,220
Less accumulated depreciation	(258,425)	(248,372)

Net	$130,149	$121,848

Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10 - 40 years
Machinery and plant equipment	3 - 12 1/2 years
Computer equipment and software	2 - 5 years
Furniture and fixtures	3 - 12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

The Company follows American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $10.2 million in 2008, $4.4 million in 2007 and $4.0 million in 2006 related to software development costs pertaining to the following: development of a new workflow and billing system; development of new human resources and payroll systems; improvements in composition and work-sharing systems; installation of a new financial reporting system; upgrading the existing customer relationship management system; integration of a newly acquired client-facing content management and typesetting solution; and the integration of newly acquired businesses.

Amortization expense related to capitalized software in accordance with SOP No. 98-1 amounted to approximately $6.7 million in 2008, $4.7 million in 2007, and $3.8 million in 2006. These amounts are included in depreciation expense in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard (“SFAS”) SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), requires annual impairment testing of goodwill based upon the estimated fair value of the Company’s reporting units. At December 31, 2008, the Company’s goodwill balance was $50,371. The Company currently has one reporting unit.

In testing for potential impairment of goodwill, SFAS 142 requires the Company to: 1) allocate goodwill to the reporting unit to which the acquired goodwill relates; 2) estimate the fair value of the reporting unit to which goodwill relates; and 3) determine the carrying value (book value) of the reporting unit. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined. Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis.

The Company estimated its current fair market value based on its market capitalization as of December 31, 2008, plus an implied control premium. Based on its market capitalization of approximately $158.6 million as of December 31, 2008, an implied control premium of approximately 17.4% was needed in order for the Company’s carrying value not to exceed its estimated fair value. The Company determined that this implied control premium as of December 31, 2008 is within an acceptable range and is reasonable based upon control premiums used in recent industry-wide transactions. Based on this analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill is not considered impaired as of December 31, 2008.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s common stock remains depressed, or if the current global economic conditions do not improve, the Company will be required to perform impairment testing of its goodwill in advance of its next annual goodwill impairment test, which could result in future impairment of its goodwill during interim periods.

The Company has acquired certain identifiable intangible assets in connection with its recent acquisitions. These identifiable intangible assets primarily consist of the value associated with customer relationships and technology. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures potential impairment loss by utilizing an undiscounted cash flow valuation technique. To the extent that the undiscounted future cash flows were to decline substantially, an impairment charge could result. No impairment charge related to the carrying value of the Company’s intangible assets was identified in 2008 based on our analysis prepared in accordance with SFAS 144 . There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the Company’s consolidated results of operations or financial position could be materially impacted. The Company also periodically evaluates the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6 - 10 years
Covenants not-to-compete	3 years

Stock-Based Compensation

The Company has several share-based employee compensation plans, which are described in Note 17 to the Consolidated Financial Statements. The Company recognizes compensation expense related to these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and, as such, has measured the share-based compensation expense for stock options granted during the years ended December 31, 2008, 2007 and 2006 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair values were calculated using the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2008, 2007 and 2006:

	2008	2007	2006
	Grants	Grants	Grants

Expected dividend yield	2.0%	1.3%	1.5%
Expected stock price volatility	53.23%	32.4%	34.9%
Risk-free interest rate	2.1%	4.3%	4.7%
Expected life of options	5 years	4 years	5 years
Weighted-average fair value	$1.66	$4.92	$5.23

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury Yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the years ended December 31, 2008, 2007, and 2006, respectively, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $839, $1,272 and $1,118 for the years ended December 31, 2008, 2007 and 2006, respectively, which is included in selling and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2008, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.6 years.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes and tax carryforwards, as determined under enacted tax laws and rates.

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding and includes deferred stock units. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards are not included in the calculation of diluted loss per share since their effect would have been anti-dilutive for the year ended December 31, 2008. The weighted-average diluted shares outstanding for the years ended December 31, 2008, 2007 and 2006 excludes the dilutive effect of approximately 1,834,147, 308,935 and 737,585 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods. In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, (“EITF 04-08”), the weighted-average diluted shares outstanding for the year ended December 31, 2008 and 2006 excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those years. The weighted-average diluted shares outstanding for the year ended December 31, 2007, includes the effect of 4,058,445 shares that could have been issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

the numerator used in the calculation of diluted earnings per share was increased by an amount equal to the interest cost, net of tax, on the convertible subordinated debentures of $2,306.

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2008	2007	2006

Average shares outstanding — basic	27,476,714	28,160,707	31,143,466
Potential dilutive effect of stock-based awards	200,311	822,333	307,355
Potential dilutive effect of shares issued to settle the convertible subordinated debentures	—	4,058,445	—

Average shares outstanding — diluted	27,677,025	33,041,485	31,450,821

Foreign Currency Translation

Financial statements of international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted-average exchange rate for each period for revenues, expenses, gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of stockholders’ equity and included in determining comprehensive income (loss). Transaction gains or losses between the functional currency and the U.S. dollar are recorded as income or loss.

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory. The Company elected not to adopt the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,”(“SFAS 159”) for its financial instruments that are not required to be measured at fair value.

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2008 and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	December 31, 2008				December 31, 2007
	Carrying	Fair Value Measurements			Carrying	Estimated Fair
	Value	Total	Level 1	Level 2	Value	Value

Financial Assets:
Cash and cash equivalents(1)	$11,524	$11,524	$11,524	$—	$64,941	$64,941
Marketable securities(2)	3,135	3,135	193	2,942	38,805	38,805

Total financial assets	$14,659	$14,659	$11,717	$2,942	$103,746	$103,746

Financial Liabilities:
Convertible subordinated debentures(3)	$8,320	$7,841	$—	$7,841	$75,000	$77,387
Senior revolving credit facility(4)	79,500	74,412	—	74,412	—	—

Total financial liabilities	$87,820	$82,253	$—	$82,253	$75,000	$77,387

(1)	Included in cash and cash equivalents are money market funds of $2,762 and $17,498 as of December 31, 2008 and 2007, respectively.

(2)	Included in marketable securities are auction rate securities of $2,942 and $38,700 as of December 31, 2008 and 2007, respectively.

(3)	Included in long-term debt as of December 31, 2008 and included in the current portion of long-term debt as of December 31, 2007.

(4)	Included in long-term debt in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of December 31, 2008: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as described further in Note 5 to the Consolidated Financial Statements; (iii) the carrying value of the liability under the revolving credit agreement reflects the terms under the current facility, and the fair value of the liability under the revolving credit agreement is based on current interest rates obtained for similar debt; and (iv) the carrying value of the Company’s convertible debentures are carried at historical cost, and the fair value disclosed is based on estimated market values for similar debt without conversion features.

Due to current market conditions related to auction rate securities and convertible subordinated debentures (the “Notes”), the Company has reclassified its auction rate securities and the Notes held as of December 31, 2008 to a Level 2 fair value measurement classification from a Level 1 classification as of January 1, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.

Such estimates include:

•	the fair value of auction-rate securities;

•	amount of accounts receivable allowances;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

•	the need for deferred tax valuation allowances based on the amount and nature of estimated future taxable income;

•	our ability to leave undistributed earnings indefinitely invested in a foreign subsidiary;

•	evaluation of tax uncertainties under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”;

•	whether the carrying amount of a long-lived asset is recoverable based on estimated future cash flows;

•	discount rates and expected return on plan assets used to calculate pension obligations;

•	fair value used in testing goodwill for impairment in light of current market conditions; and

•	the likelihood of debt covenant violations as a result of current market conditions and the potential impact on classification of debt and the Company’s liquidity position.

These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The weakening economy, illiquid credit markets, and declines in capital markets activity have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Comprehensive Income

The Company applies SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segment Information

The Company applies SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has one reportable segment, which is consistent with how the Company is structured and managed. SFAS 131 also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. Segment results have been reported for the years presented and are described in Note 19.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and was effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope in January 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”, which became effective for us immediately. This standard clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

In February 2007, the FASB issued SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. This Statement is effective no later than fiscal years beginning on or after November 15, 2007. As discussed in Note 1 to the Consolidated Financial Statements, the Company elected not to adopt the provisions of SFAS 159 for its financial instruments that are not required to be measured at fair value.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective for us in November 2008. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company will adopt this standard during the first quarter of 2009. The Company expects that its adoption will reduce the Company’s operating earnings due to required recognition of acquisition and restructuring costs through operating earnings. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The FSP requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which will require prospective application. The Company will adopt this standard during the first quarter of 2009. The Company does not anticipate that this standard will have a material impact on its financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The FSP requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements, would be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the instrument’s expected life as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008 and will require retrospective application. The Company will adopt this standard during the first quarter of 2009. The adoption of this FSP will result in the Company recognizing additional interest expense on a retrospective and prospective basis and will also result in a reduction of earnings per share. The Company is currently assessing the impact that these adjustments will have on its financial statements. Based on preliminary estimates, the Company expects that the adoption of this FSP on a retroactive basis will result in the Company recognizing additional interest expense of approximately $2.4 million ($1.5 million, net of tax) per year for the years ended December 31, 2004 through 2007, and approximately $2.2 million ($1.3 million, net of tax) for the year ended December 31, 2008. In addition, the Company expects to recognize approximately $0.2 million ($0.1 million, net of tax) of additional interest expense resulting from the adoption of this FSP in 2009 on a prospective basis. However, the adoption of this FSP will not impact the amount of cash interest paid.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. The FSP amends SFAS No. 132 (revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of the FSP in the Company’s annual report on form 10-K for the year ended December 31, 2010, and does not anticipate that this standard will have a material impact on its financial statements.

Note 2 — Acquisitions

Capital Systems, Inc.

On July 1, 2008, the Company acquired Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City, for $14.6 million in cash, which included working capital estimated at approximately $0.9 million. The amount of the purchased working capital as of December 31, 2008 was finalized in January 2009, resulting in an additional payment of approximately $0.2 million. The net cash outlay for the acquisition as of December 31, 2008 was approximately $15.0 million, which includes acquisition costs of approximately $0.4 million. The excess purchase price over identifiable net tangible assets of $9.2 million is reflected as part of goodwill, intangible assets, and other assets in the Consolidated Balance Sheet as of December 31, 2008. A total of approximately $2.6 million has been allocated to goodwill, $4.0 million has been

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

allocated to customer relationships, and is being amortized over an average estimated useful life of 8 years, and $2.6 million has been allocated to beneficial leasehold interests, and is being amortized over 6 years.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Rapid Solutions Group

On April 9, 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $14.5 million in cash, which included preliminary working capital estimated at approximately $5.0 million. Pursuant to the asset purchase agreement, actual working capital greater than $5.0 million was for the benefit of the seller. In August 2008, the Company paid an additional $3.0 million related to the settlement of the working capital in excess of the $5.0 million that was included as part of the purchase price. The net cash outlay for this acquisition as of December 31, 2008 was $18.3 million, which includes acquisition costs of approximately $0.8 million. Approximately $8.3 million has been allocated to customer relationships and is being amortized over an average estimated useful life of 10 years, and approximately $4.1 million has been allocated to property and equipment, and is being depreciated over a weighted average estimated useful life of 4 years.

In accordance with EITF Issue No. 95-03, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-03”), the Company accrued $3.5 million as of the acquisition date related to costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with RSG’s operations and costs related to the closure of the RSG facilities. This amount is included in the preliminary purchase price allocation. As of December 31, 2008, approximately $0.7 million remains accrued.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

GCom2 Solutions, Inc.

On February 29, 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash, which included working capital valued at $3.8 million. The net cash outlay for the acquisition as of December 31, 2008 was approximately $47.6 million, which includes acquisition costs of approximately $1.3 million. The excess purchase price over identifiable net tangible assets of $44.6 million is reflected as part of goodwill, intangible assets, and property, plant, and equipment in the Consolidated Balance Sheet as of December 31, 2008. A total of approximately $13.7 million has been allocated to goodwill, $24.6 million has been allocated to customer relationships and is being amortized over a weighted average estimated useful life of 10 years, and approximately $6.3 million has been allocated to computer software and is being depreciated over 5 years.

In accordance with EITF 95-03, the Company accrued approximately $0.8 million related to costs associated with the acquisition of this business. These costs include estimated severance related to the elimination of redundant functions associated with GCom’s operations and estimated closure costs related to redundant facilities. This amount is included in the purchase price allocation. As of December 31, 2008, approximately $0.5 million remains accrued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition. The allocation of the purchase price is subject to refinement.

Accounts receivable, net	$5,398
Inventory	97
Prepaid and other current assets	351

Total current assets	5,846
Property, plant and equipment, net	6,945
Goodwill	13,739
Intangible assets	24,600
Other noncurrent assets	68

Total assets acquired	51,198

Current liabilities	(4,881)

Total liabilities assumed	(4,881)

Net assets acquired	$46,317

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Alliance Data Mail Services

In November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for $7.8 million (which reflects a final working capital adjustment of approximately $1.5 million that was received by the Company in June 2008), for total consideration of $10.8 million. The net cash outlay as of December 31, 2008 for this acquisition was approximately $11.3 million, which includes acquisition costs of approximately $0.5 million.

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

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, a division of St Ives plc, for approximately $8.2 million in cash. In February 2007, the Company paid an additional $1.4 million to St Ives plc, which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition was approximately $9.6 million, which included acquisition costs of approximately $0.3 million and was net of cash acquired of approximately $0.3 million. The excess purchase price over identifiable net tangible assets of approximately $10.9 million is reflected as part of goodwill and intangible assets in the Consolidated Balance Sheet as of December 31, 2008. A total of approximately $4.2 million has been allocated to goodwill and $6.7 million has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years.

In accordance with EITF 95-03, the Company included as acquisition costs approximately $2.8 million related to integration costs associated with the acquisition of this business. These costs include estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

In December 2007, the Company paid an additional $0.5 million to PLUM Computer Consulting Inc., (“PLUM”) to remove restrictions on the use of the Smartappstm software acquired from St Ives Financial, as it pertains to the future consideration related to the PLUM acquisition, which is described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007. This amount was allocated to computer software and is being amortized over the useful life of three years.

Note 3 — Discontinued Operations

The results from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Revenue	$—	$—	$15,201

Income (loss) from discontinued operations, net of income taxes	$5,719	$(223)	$(14,004)

The income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2008, 2007 and 2006 include adjustments related to estimated indemnification liabilities associated with the Company’s discontinued globalization and outsourcing businesses and adjustments related to exit costs associated with leased facilities formerly occupied by discontinued businesses, as discussed further below. In addition, the results from discontinued operations for the year ended December 31, 2008 includes tax benefits of approximately $5.8 million related to the recognition of previously unrecognized tax benefits associated with the Company’s discontinued outsourcing and globalization businesses, which is discussed in more detail in Note 10.

The results of the Company’s discontinued operations for the year ended December 31, 2006 also include the results from the Company’s discontinued litigation solutions business, which consists of: (i) the results of the Company’s document scanning and coding business until its sale in January 2006; (ii) the results of the DecisionQuest® business until its sale in September 2006, which includes the Company’s equity share of income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

from the joint venture investment in CaseSoft, Ltd., and the gain realized from its sale in May 2006; and (iii) the loss on the sale of DecisionQuest.

The Company completed the sale of DecisionQuest in September 2006. The Company received total consideration of approximately $9.8 million, consisting of $7.0 million in cash and a promissory note for approximately $2.9 million, which was valued at $2.8 million and was payable on September 11, 2010 and bore interest at 4.92%, which is paid quarterly. During the fourth quarter of 2008, the Company received $1.0 million of the principal amount of the promissory note from the buyer, and entered into an amended agreement to refinance the remaining principal amount of approximately $1.9 million. As of December 31, 2008, the remaining balance of the promissory note was valued at $1.8 million, and is payable on September 11, 2010. The remaining amount outstanding bears interest at 5.92% under the amended agreement. The Company recognized a loss on the sale of DecisionQuest of approximately $7.5 million during the year ended December 31, 2006.

In 2006, the Company recorded expenses of $8.2 million (approximately $5.1 million after tax) related to the estimated costs expected to be incurred in exiting facilities which were leased by DecisionQuest and Bowne Business Solutions. The accrued costs represented the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. The total amount included in the Consolidated Balance Sheet as of December 31, 2008 and 2007 related to this liability is $5,053 and $5,681, respectively. As of December 31, 2008 and 2007, $453 and $913, respectively, are included in accrued expenses and other obligations and $4,600 and $4,768, respectively, are included in deferred rent.

Included in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets as of December 31, 2008 and 2007 are $2,630 and $3,678, respectively. These amounts are primarily related to estimated indemnification liabilities associated with the Company’s discontinued globalization and outsourcing businesses as described more fully in Note 3 to the Company’s annual report on Form 10-K for the year ended December 31, 2007.

Note 4 — Cash and Cash Equivalents

Cash equivalents of $2,762 and $17,498 at December 31, 2008 and 2007, respectively, are carried at cost, which approximates market, and includes certificates of deposit and money market accounts, all of which have maturities of three months or less when purchased.

Note 5 — Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of December 31, 2008 and 2007 consist primarily of investments in auction rate securities of approximately $2.9 million and $38.7 million, respectively. These securities are municipal debt obligations issued with a variable interest rate that was reset every 7, 28, or 35 days via a Dutch auction. Recent uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions because the amount of securities submitted for sale has exceeded the amount of purchase orders. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at comparable rates for similar securities.

During the year ended December 31, 2008, the Company liquidated approximately $35.6 million of its auction rate securities at par and received all of its principal and accrued interest. The remaining investments in auction rate securities have a par value of approximately $3.1 million as of March 1, 2009, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified these securities as noncurrent assets as of December 31, 2008. The Company has recorded net unrealized losses related to its auction rate securities of $158 ($97 after tax) for the year ended December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Note 6 — Inventories

Inventories consist of the following:

	December 31,
	2008	2007

Raw materials	$9,730	$11,641
Work-in-process and finished goods	18,243	17,148

	$27,973	$28,789

Note 7 — Goodwill and Intangible Assets

As discussed further in Note 1, the Company tested its goodwill for impairment as of December 31, 2008 in accordance with SFAS 142. Based on our analysis, the Company determined that the fair value of its single reporting unit exceeded its carrying amount, and therefore the Company’s goodwill is not impaired as of December 31, 2008.

The Company recorded an impairment charge of $2,100 related to the goodwill of its JFS Litigators’ Notebook® (“JFS”) business in 2007. As discussed in more detail in Note 8, the Company sold JFS in August 2008, which resulted in a reduction of $510 in goodwill associated with this business. In 2006, the Company recorded an impairment charge of $13,334 related to its discontinued DecisionQuest business, which was sold in September 2006.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance at January 1, 2007	$33,131
Goodwill associated with the St Ives Financial acquisition	4,177
Goodwill impairment related to JFS business	(2,100)
Foreign currency translation adjustment	627

Balance at December 31, 2007	$35,835
Goodwill associated with recent acquisitions	16,309
Reduction of goodwill resulting from the sale of JFS	(510)
Purchase price adjustments for prior acquisitions	(277)
Foreign currency translation adjustment	(986)

Balance at December 31, 2008	$50,371

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Gross Amount	Amortization	Gross Amount	Amortization

Amortizable intangible assets:
Customer relationships	$48,580	$6,760	$11,794	$2,190
Covenants not-to-compete	25	21	25	13

	$48,605	$6,781	$11,819	$2,203

The increase in customer relationships as of December 31, 2008 is primarily attributable to the allocation of the purchase price related to the acquisitions of GCom, RSG and Capital as described in more detail in Note 2 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The Company recorded amortization expense of $4,606, $1,638 and $534 related to identifiable intangible assets for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated annual amortization expense for the years ended December 31, 2009 through December 31, 2013 is shown below:

2009	$5,463
2010	$5,458
2011	$5,458
2012	$5,458
2013	$4,388

Note 8 — Sale of Assets

In August 2008, the Company sold its JFS business for approximately $0.4 million, net of selling expenses, which resulted in the Company recognizing a loss on the sale of approximately $0.1 million for the year ended December 31, 2008. The results of operations from this business and the loss recognized on its sale are not reflected as discontinued operations in the Consolidated Financial Statements since it is not material to the Company’s results of operations.

As described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Company sold its share of an equity investment for total proceeds of approximately $11.4 million, which resulted in the Company recognizing a gain on the sale of approximately $9.2 million for the year ended December 31, 2007. The Company received approximately $10.8 million of the total proceeds in 2007 and the remaining balance of approximately $0.6 million was received from the escrow account during the fourth quarter of 2008.

Note 9 — Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets services revenue. As a result, the Company has been proactive in reducing fixed costs, eliminating redundancies, and positioning the Company to respond to changing economic conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions, and costs associated with closing down and consolidating facilities.

In 2006, restructuring charges included: (i) asset impairment charges related to the consolidation of the Company’s digital facilities; (ii) severance and integration costs related to the integration of Vestcom’s Marketing and Business Communications division into Bowne’s operations; (iii) additional Company-wide workforce reductions, including certain corporate management and administrative functions; and (iv) costs related to the closure of a portion of the Company’s facility in Washington D.C. These actions resulted in restructuring and integration costs totaling $14,159 for the year ended December 31, 2006.

In 2007, restructuring charges included: (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility; (ii) severance and integration costs related to the integration of the St Ives Financial business; (iii) additional company-wide workforce reductions; (iv) facility exit costs and an asset impairment charge related to the consolidation of the Company’s existing facility in Philadelphia, PA with the Philadelphia, PA facility previously occupied by St Ives Financial; (v) facility exit costs and impairment charges; and (vi) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. These actions resulted in restructuring, integration and asset impairment costs totaling $17,001 for the year ended December 31, 2007.

In light of the significant decline in overall capital markets activity experienced in 2008 and the uncertainty surrounding the current economic conditions, the Company reduced its workforce by approximately 670 positions in 2008, excluding the impact of headcount reductions associated with recent acquisitions, or approximately 18%,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

of the Company’s total headcount. These workforce reductions included a broad range of functions and were enterprise-wide. During 2008, the Company also closed its digital print facilities in Milwaukee, WI, Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The related restructuring charges from these actions resulted in a pre-tax charge of approximately $24.6 million for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company recorded integration costs of approximately $14.1 million primarily related to the acquisitions of Alliance Data Mail Services, GCom, RSG and Capital, which are discussed in more detail in Note 2 to the Consolidated Financial Statements. These costs primarily represent incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations. The majority of these costs consist of: labor, overtime costs, temporary labor, relocation costs and other incremental costs incurred related to the transition of work and the relocation of equipment and inventory of the acquired operations.

Total restructuring, integration and asset impairment charges amounted to $39,329 for the year ended December 31, 2008.

The following information summarizes the costs incurred with respect to restructuring, integration, and asset impairment activities for the years ended December 31, 2008, 2007 and 2006, respectively:

	Years Ended December 31,
	2008	2007	2006

Severance and personnel-related costs	$20,680	$4,686	$3,660
Occupancy related costs	2,404	3,548	2,805
Asset impairment charges	631	6,588	2,550
Other (primarily integration costs)	15,614	2,179	5,144

Total	$39,329	$17,001	$14,159

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since January 1, 2006, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at January 1, 2006	$4,023	$4,772	$—	$8,795
2006 expenses	3,660	2,805	5,144	11,609
Paid in 2006	(6,032)	(5,372)	(4,934)	(16,338)

Balance at December 31, 2006	1,651	2,205	210	4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	1,682	1,329	—	3,011
2008 expenses	20,680	2,404	15,614	38,698
Paid in 2008	(13,860)	(2,627)	(15,585)	(32,072)

Balance at December 31, 2008	$8,502	$1,106	$29	$9,637

The majority of the remaining accrued severance and personnel-related costs will be paid in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

As discussed in more detail in Note 2 to the Consolidated Financial Statements, the Company also incurred severance and lease termination costs related to the acquisitions of Alliance, GCom and RSG. In accordance with EITF 95-03, these amounts are included in the purchase price allocations related to these acquisitions.

Note 10 — Income Taxes

The (benefit) provision for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Current:
U.S. federal	$(7,763)	$(2,557)	$4,364
Foreign	1,995	5,535	4,863
State and local	496	1,386	2,058

	$(5,272)	$4,364	$11,285

Deferred:
U.S. federal	$(2,370)	$3,492	$(988)
Foreign	112	1,044	126
State and local	(3,244)	102	377

	$(5,502)	$4,638	$(485)

The (benefit) provision for income taxes is allocated as follows:

	Years Ended December 31,
	2008	2007	2006

Continuing operations	$(10,774)	$9,002	$10,800
Discontinued operations	(5,318)	7	(6,145)

	$(16,092)	$9,009	$4,655

Domestic (United States) and international components of (loss) income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006

Domestic (United States)	$(44,275)	$21,962	$8,929
International	4,615	14,367	14,107

(Loss) income from continuing operations before taxes	$(39,660)	$36,329	$23,036

Income taxes paid (net of refunds) during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006

Continuing operations	$1,698	$4,277	$12,396
Discontinued operations	5	211	1,082

	$1,703	$4,488	$13,478

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The following table reconciles income tax (benefit) expense based upon the U.S. federal statutory tax rate to the Company’s actual income tax (benefit) expense attributable to continuing operations:

	Years Ended December 31,
	2008	2007	2006

Income tax (benefit) expense based upon U.S. statutory tax rate	$(13,881)	$12,715	$8,063
State income tax (benefit) expense, net of federal benefit	(2,054)	968	1,006
Effect of foreign taxes	492	(1,115)	(1,195)
Permanent differences, primarily non-deductible meals and entertainment expenses	2,367	1,538	1,942
Tax impact of intercompany settlements	2,376	1,630	334
Refunds	(132)	(3,595)	—
Recognition of previously unrecognized tax benefits	(330)	(2,341)	—
Other, net	388	(798)	650

Total income tax (benefit) expense attributable to continuing operations	$(10,774)	$9,002	$10,800

The Company’s overall effective tax rate was 41.5% for the year ended December 31, 2008 as compared to 38.5% for the years ended December 31, 2007 and 2006.

Income tax benefit from continuing operations for the year ended December 31, 2008 includes income tax benefits of approximately $330 resulting from the recognition of previously unrecognized tax benefits, primarily due to the expiration of the statutes of limitations for prior year income tax returns and the finalization of audits of our U.S. federal income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets primarily relating to certain net operating losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2008, the valuation allowance increased by approximately $0.4 million. The change in the valuation allowance relates primarily to the uncertainty in the realization of certain net operating losses. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more-likely-than-not that the Company will realize the benefits of its net deferred tax assets.

The Company has not recognized deferred U.S. income taxes on approximately $35.1 million of undistributed earnings of its international subsidiaries since such earnings are deemed to be reinvested indefinitely. If the earnings were distributed and repatriated in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred taxes is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry-forwards	$6,004	$6,121
Deferred compensation and benefits	40,415	23,205
Allowance for doubtful accounts	1,428	1,111
Tax credits	7,603	1,318
Accrued expenses	10,111	8,295
Other, net	2,595	3,641

Gross deferred tax assets	68,156	43,691

Deferred tax liabilities:
Property, plant and equipment	(4,624)	(1,408)
Intangible assets	(2,868)	(2,748)

Gross deferred tax liabilities	(7,492)	(4,156)

Deferred tax asset valuation allowance	(4,028)	(3,581)

Net deferred tax asset	$56,636	$35,954

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2008	2007

Current deferred tax asset included in other current assets	$11,997	$11,048
Noncurrent deferred tax asset	44,639	24,906

	$56,636	$35,954

As of December 31, 2008, the Company had domestic and foreign net operating loss and other tax carry-forwards of approximately $2.4 million and $3.6 million, respectively, some of which do not expire, and none of which are estimated to expire before 2009.

Included in prepaid expenses and other current assets are approximately $9.3 million of current taxes receivable as of December 31, 2008. Included in accrued expenses and other obligations is approximately $0.9 million and $5.7 million of current taxes payable at December 31, 2008 and 2007, respectively.

In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits, which was reflected as an adjustment to retained earnings as of January 1, 2007.

The total amount of unrecognized tax benefits as of December 31, 2008 and 2007 is $2,885 and $9,283, including estimated interest and penalties of $780 and $1,550, respectively. The recognition of this amount would impact our effective tax rate. During the year ended December 31, 2008, the Company recognized a tax benefit of $6,651 related to previously unrecognized tax benefits, primarily due to the expiration of the statutes of limitations for prior year income tax returns and the finalization of audits of our U.S. federal income tax returns. Included in the recognition of these previously unrecognized tax benefits were $5,747 of tax benefits related to the Company’s discontinued outsourcing and globalization business and as such have been recorded in discontinued operations for the year ended December 31, 2008. The remaining portion of the recognition of these tax benefits are included in the results of continuing operations for the year ended December 31, 2008. There were no other significant changes to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

the Company’s unrecognized tax benefits during the year ended December 31, 2008. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision. A reconciliation of the beginning and ending gross amount of the Company’s unrecognized tax benefits is as follows:

	December 31,
Unrecognized tax benefits	2008	2007

Balance at beginning of year	$9,283	$10,369
Additions for tax positions related to the current year	—	346
Additions for tax positions of prior years	100	668
Reductions for tax positions of prior years	(1,478)	(2,257)
Settlements	(283)	(570)
Statutes of limitation expirations	(3,966)	(58)
Interest, penalties and net state tax benefit	(771)	785

Balance at end of year	$2,885	$9,283

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

The Company believes that it is reasonably possible that up to approximately $0.4 million of its currently unrecognized tax benefits may be recognized by the end of 2009.

Note 11 — Debt

The components of debt at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Convertible subordinated debentures	$8,320	$75,000
Borrowings under revolving credit facility	79,500	—
Other	2,028	2,758

	$89,848	$77,758

In May 2005, the Company entered into a $150 million five-year senior, unsecured revolving credit facility (the “Facility”) with a bank syndicate. Interest on borrowings under the Facility is payable at rates that are based on the London InterBank Offered Rate (“LIBOR”) plus a premium that can range from 67.5 basis points to 137.5 basis points depending on the Company’s ratio of Consolidated Total Indebtedness to Consolidated Earnings before interest, taxes, depreciation and amortization (“EBITDA”) (“Leverage Ratio”) for the period of four consecutive fiscal quarters of the Company. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The facility fees can range from an annual rate of 20 basis points to 37.5 basis points of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

the Facility amount, depending on the Company’s Leverage Ratio. The Company had $79.5 million of borrowings outstanding under this revolving credit facility as of December 31, 2008. Borrowings under this facility during 2008 relate to the partial repurchase of the Company’s subordinated debt, as discussed further below, and for the funding of acquisitions and operations during 2008. For the year ended December 31, 2008, the weighted-average interest rate on this line of credit approximated 3.65%. There were no borrowings as of December 31, 2007.

The terms of the revolving credit agreement provide certain limitations on additional indebtedness, liens, restricted payments, asset sales and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations. The Company was in compliance with all financial covenants as of December 31, 2008. Failure to comply with these covenants in future periods could cause a default under the Facility, and the Company may then be required to repay the debt, or negotiate an amendment. Under those circumstances, other sources of capital may not be available to the Company, or be available only on unattractive terms. Amounts outstanding under this facility are classified as long-term debt since the facility expires in May 2010. The Company is in discussions with the members of its bank group to amend and extend its existing revolving credit facility.

In September 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (“Notes”) due October 1, 2033. The proceeds from the Notes were used to pay down a portion of the Company’s revolving credit facility that was in place at the time of issuance and were also used to repurchase a portion of the Company’s senior notes during 2003. Interest on the Notes is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. October 1, 2008 marked the five-year anniversary of the Notes, and was also the first day on which the “put” and “call” option became exercisable. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes.

During the third quarter of 2008, the Company amended the terms of the Notes effective October 1, 2008 as an inducement to holders not to put their Notes. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. The amendment also provided the holders of the Notes with an additional put option on October 1, 2010. In addition, the amendment also changed the conversion price applicable to the Notes to $16.00 per share from $18.48 per share for the period from October 1, 2008 to October 1, 2010 and included a make-whole table in the event of fundamental changes including; but not limited to, certain consolidations or mergers that result in change of control of the Company during the period from October 1, 2008 until October 1, 2010. These amendments apply to the $8.3 million of the Notes which remain outstanding. The remaining holders of the Notes may require the Company to repurchase all or any portion of that holder’s Notes on each of October 1, 2010, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the Notes, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company has the option of paying for any Notes repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock, or a combination of cash and shares of common stock. The remaining balance of the Notes are classified as non-current debt as of December 31, 2008, since the earliest that the redemption and repurchase features can occur are on October 1, 2010, as discussed above. As a result of the redemption and repurchase features in October 2008, this debt was classified as current debt as of December 31, 2007. The Company incurred approximately $3.7 million in expenses in connection with the issuance of the debentures, which have been fully amortized to interest expense through October 1, 2008.

The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company also has various capital lease obligations which are also included in long-term debt. Aggregate annual principal payments of the capital lease obligations for the next five years are: $842 in 2009, $605 in 2010, $370 in 2011, $356 in 2012 and $58 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Interest paid was $6,189, $4,733 and $4,516 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12 — Employee Benefit Plans

Pension Plans

The Company sponsors a defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. In September 2007, the Company amended the Plan to change to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits were frozen effective December 31, 2007 and no further benefits will be accrued under the former benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants’ accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the ERISA minimum funding requirements. The Company also has an unfunded supplemental executive retirement plan (SERP) for certain executive management employees. In addition, employees covered by union agreements (less than 1% of total Company employees as of December 31, 2008) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

During the fourth quarter of 2008, the Company recorded a curtailment gain on its defined benefit pension plan of $1,836, which primarily represents the accelerated recognition of unrecognized prior service cost (credit) resulting from the overall reduction in the Company’s workforce during 2008.

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Benefit Obligation	2008	2007	2008	2007

Projected benefit obligation at beginning of year	$122,913	$137,295	$21,289	$17,433
Service cost	3,482	5,897	583	344
Interest cost	7,214	7,846	1,290	1,123
Amendments	—	(23,100)	59	677
Actuarial (gain) loss	(4,968)	1,623	296	4,913
Benefits paid	(9,375)	(6,648)	(2,396)	(3,201)

Projected benefit obligation at end of year	$119,266	$122,913	$21,121	$21,289

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Plan Assets	2008	2007	2008	2007

Fair value of plan assets at beginning of year	$120,070	$114,164	$—	$—
Actual return on plan assets	(33,805)	9,254	—	—
Employer contributions prior to measurement date	—	3,300	2,396	3,201
Benefits paid	(9,375)	(6,648)	(2,396)	(3,201)

Fair value of plan assets at end of year	76,890	120,070	—	—

Unfunded status	$(42,376)	$(2,843)	$(21,121)	$(21,289)

The accumulated benefit obligations for the Company’s defined benefit pension plan and SERP, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2008	2007	2008	2007

Accumulated benefit obligation	$119,266	$122,913	$16,291	$16,896

Amounts recognized in the balance sheet consist of :

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2008	2007	2007	2007

Current liabilities	$—	$—	$(1,855)	$(2,372)
Noncurrent liabilities	(42,376)	(2,843)	(19,266)	(18,917)

Net amount recognized	$(42,376)	$(2,843)	$(21,121)	$(21,289)

The amount of accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits.

Amounts recognized in accumulated other comprehensive income as of December 31, 2008 are as follows:

	Pension
	Plan	SERP

Net actuarial loss	$57,485	$11,098
Prior service (credit) cost	(16,464)	1,531
Unrecognized net initial asset	(247)	—

Total (before tax effects)	$40,774	$12,629

Total net of tax effects	$24,056	$7,451

The net amounts included in accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2008 and 2007, was $31,507 which is net of a tax benefit of $21,896, and $8,421 which is net of a tax benefit of $5,448, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) are as follows:

	Pension Plan		SERP
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	6.25%	6.00%	6.25%	6.00%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%

The components of the net periodic benefit cost are as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2008	2007	2006	2008	2007	2006

Service cost	$3,482	$5,897	$6,628	$583	$344	$310
Interest cost	7,214	7,846	7,533	1,290	1,123	1,150
Expected return on plan assets	(9,915)	(9,570)	(8,158)	—	—	—
Recognized net initial (asset) obligation	(321)	(321)	(321)	—	31	101
Recognized prior service (credit) cost	(1,649)	(126)	318	927	1,468	1,541
Recognized actuarial loss	654	368	1,482	1,798	1,029	884
Curtailment gain	(1,836)	—	—	—	—	—

Net periodic (benefit) cost	(2,371)	4,094	7,482	4,598	3,995	3,986
Union plans	219	312	337	—	—	—
Other retirement plans	1,983	1,943	1,675	—	—	—

Total (benefit) cost	$(169)	$6,349	$9,494	$4,598	$3,995	$3,986

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ending December 31, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net actuarial loss	$38,752	$1,939	$296	$4,913
Recognized actuarial loss	(654)	(368)	(1,798)	(1,029)
Prior service cost (credit)	—	(23,100)	60	677
Recognized prior service credit (cost)	3,485	126	(927)	(1,468)
Recognized net initial asset (obligation)	321	321	—	(31)

Total recognized in other comprehensive income (before tax effects)	$41,904	$(21,082)	$(2,369)	$3,062

Total recognized in other comprehensive income, net of tax effects	$24,472	$(12,967)	$(1,386)	$1,883

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$39,533	$(16,988)	$2,229	$7,057

Total recognized in net benefit cost and other comprehensive income, net of tax effects	$23,127	$(10,448)	$1,304	$4,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

During 2008, the total unrecognized net loss for the defined benefit pension plan increased by $38.1 million. The variance between the actual and expected return on plan assets during 2008 increased the total unrecognized net loss by $43.7 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2008, the average expected future working lifetime of active plan participants was 11.9 years. Actual results for 2009 will depend on the 2009 actuarial valuation of the plan.

During 2008, the SERP’s total unrecognized net loss increased by $1.5 million. Because the total unrecognized net gain or loss exceeds the greater of 10% of the projected benefit obligation or 10% of the plan assets, the excess will be amortized over the average expected future working lifetime of active plan participants. As of January 1, 2008, the average expected future working lifetime of active plan participants was 6.5 years. Actual results for 2009 will depend on the 2009 actuarial valuation of the plan.

Amounts expected to be recognized in the net periodic benefit cost in 2009 are as follows:

	Pension
	Plan	SERP

Loss recognition	$3,828	$1,382
Prior service (credit) cost recognition	(1,486)	908
Net initial (asset) recognition	(247)	—

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost as of December 31 were as follows:

	Pension Plan			SERP
	Years Ended			Years Ended
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	6.25%	5.75%	6.00%	6.25%	5.75%
Expected asset return	8.50%	8.50%	8.50%	N/A	N/A	N/A
Salary scale	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average future working lifetime (in years)	11.90	11.38	11.57	6.5	8.59	7.00

The change in the unrecognized net gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2008 the unrecognized net loss increased by 31.0% for the defined benefit pension plan, and decreased by 7.1% for the SERP as compared to the projected benefit obligation as of December 31, 2007. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years. Other material assumptions include the compensation increase rates, rates of employee termination, and rates of participant mortality.

The discount rate was determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation. A 0.25% increase/(decrease) in the discount rate for the defined benefit pension plan would have (decreased)/increased the net periodic benefit cost for 2008 by $0.3 million and (decreased)/increased the year-end projected benefit obligation by $3.4 million. In addition, a 0.25% increase/(decrease) in the discount rate for the SERP would have (decreased)/increased the year-end projected benefit obligation by $0.3 million. This hypothetical increase/(decrease) in the discount rate would not have a material effect on the net periodic benefit cost for the SERP in 2008.

The expected rate of return on plan assets for the defined benefit pension plan was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 0.25% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

periodic benefit cost for 2008 by $0.3 million. Since the SERP is not funded, an increase/(decrease) in the expected rate of return assumption would have no impact on the net periodic benefit cost for 2008.

The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2008, 2007, and 2006 were as follows:

	December 31,
Asset Category	2008	2007	2006

Equity securities	68%	79%	80%
Fixed income securities	27	18	19
Other	5	3	1

Total	100%	100%	100%

The Company is currently evaluating its Plan guidelines and investment strategies.

The following information is based on the Company’s Pension Committee’s guidelines as of December 31, 2008:

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

In selecting equities for all funds, including convertible and preferred securities, futures and covered options, traded on a U.S. stock exchange or otherwise available as ADRs (American Depository Receipts), the Company expects its investment managers to give emphasis to high-quality companies with proven management styles and records of growth, as well as sound financial structure. Domestic equity managers may invest in foreign securities in the form of ADRs; however, unless the Company approves, the manager may not exceed 20% of the equity market value of the account. Security selection and diversification is the sole responsibility of the portfolio manager, subject to: (i) a maximum 6% commitment of the total equity market value for an individual security; (ii) for funds benchmarked by the Russell 1000 or S&P 500 indexes, 30% for a particular economic sector, utilizing the 15 S&P 500 economic sectors; and (iii) for funds benchmarked by the Russell 2000 index, a 40% maximum in any Russell 2000 Index major sector and no more than two times (2X) the weight of any major Russell 2000 Index industry weight.

Fixed income securities are limited to U.S. Treasury issues, Government Agencies, Mortgages or Corporate Bonds with ratings of Baa or BBB or better as rated by Moody’s or Standard and Poor’s, respectively. Securities falling below investment grade after purchase are carefully scrutinized to see if they should be sold. Investments are typically in publicly held companies. The duration of fixed income in the aggregate is targeted to be equal to that of the broad, domestic fixed income market, plus or minus 3 years. In a rising interest rate environment, the Company may designate a portion of the fixed income assets to be held in shorter-duration instruments to reduce the risk of loss of principal.

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

In addition, investment managers are prohibited from trading in certain investments and are further restricted as follows (unless specifically approved by the Company’s management as an exception):

•	Option trading is limited to writing covered options;

•	Letter stock;

•	Bowne & Co., Inc. common stock;

•	Commodities;

•	Direct real estate or mortgages;

•	Security loans;

•	Risky or volatile derivative securities as commonly defined by the financial industry;

•	Manager portfolios may hold no greater than two times (2X) their respective index sector weights, up to a maximum of 30%;

•	No position greater than two (2) week’s average trading volume;

•	No more than 4.99% of the outstanding shares of any company may be owned in the portfolio; and

•	Unless authorized in specific manager guidelines, managers may not sell securities short, buy securities on margin, buy private or direct placements or restricted securities, borrow money or pledge assets, nor buy or sell commodities or annuities.

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

The Company expects the following benefit payments to be paid out of the plans for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008 and include estimated future employee service. Payments from the pension plan are made from plan assets, whereas payments from the SERP are made by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Year	Pension Plan	SERP

2009	$3,177	$1,912
2010	6,022	329
2011	5,151	814
2012	8,477	2,655
2013	9,998	2,976
2014 - 2018	44,108	17,716

The Company expects to contribute approximately $6.0 million to its defined benefit pension plan in 2009 and approximately $1.9 million to its unfunded supplemental retirement plan. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Other Postretirement Benefit Plan

As described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Company identified an unfunded postretirement benefit plan (“OPEB”) offered to substantially all of the non-union full-time employees in Canada. The costs for these benefits were not accounted for under Statement of Financial Accounting Standard No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS 106”), but were instead expensed as incurred based on the premiums paid on behalf of retirees receiving benefits under the plan. The Company has determined that the previously unrecorded accumulated benefit obligation and the incremental expense associated with this benefit plan were not material to the Company’s previously issued financial statements. The OPEB plan was amended in 2007, which resulted in the Company recognizing a curtailment gain of $1,704 for the year ended December 31, 2007.

Included in the Consolidated Balance Sheet as of December 31, 2008 and 2007 are $957 and $1,378, respectively, which represents the benefit obligations associated with the OPEB. The net cost (credit) for the OPEB included in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 amounted to $74, ($1,087) and $71, respectively. As previously discussed, the credit reflected in the Statement of Operations for 2007 related to the OPEB includes a curtailment gain and the recognition of prior-year expenses in order to comply with the provisions of SFAS 106.

The amounts recognized in the balance sheet consist of:

	December 31,
	2008	2007

Current liabilities	$(63)	$(62)
Noncurrent liabilities	(894)	(1,316)

Net amount	$(957)	$(1,378)

As of December 31, 2008 and 2007, the net amount included in accumulated other comprehensive (loss) income in stockholders’ equity related to the OPEB was ($62) which is net of a tax benefit of ($40), and $24 which is net of a tax of $13, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The components of the net periodic postretirement benefit cost related to the OPEB would have been as follows if the OPEB was accounted for in compliance with SFAS 106 for all periods presented:

	Years Ended December 31,
	2008	2007	2006

Service cost	$7	$131	$140
Interest cost	67	135	129

Net periodic cost of defined benefit plans	$74	$266	$269

The change in the projected benefit obligation and funded status of the OPEB plan are as follows:

	December 31,
Change in Benefit Obligation	2008	2007

Projected benefit obligation at beginning of year	$1,378	$2,742
Service cost	7	131
Interest cost	67	135
Prior service cost	—	(1,706)
Actuarial gain	(153)	(232)
Benefits paid	(76)	(57)
Foreign currency	(266)	365

Projected benefit obligation at end of period	$957	$1,378

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.75% in 2008 and 5.5% in 2007. The net periodic benefit cost was determined using a weighted average discount rate of 5.5% for 2008 and 5.0% for 2007 and 2006.

The health care cost trend rates are anticipated to increase by 12.5% in 2009 for benefit coverage under the OPEB. The increase is expected to gradually decline by 0.5% thereafter. The health care cost trend rate assumptions could impact the amounts reported. A 1.0% increase/(decrease) in the health care cost trend rate in 2008 would increase/(decrease) the year-end projected benefit obligation by approximately $251 and ($194), respectively. This hypothetical increase/(decrease) in the health care cost trend rates would not have a material effect on the net periodic benefit cost for the OPEB in 2008.

The Company expects the following benefit payments to be paid out of the plan for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2008, and include estimated future employee service. Payments for the OPEB plan are made by the Company.

Year

2009	$53
2010	57
2011	60
2012	63
2013	70
2014 - 2018	387

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The Company matched 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k) for all periods presented. Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $6,992, $5,680 and $5,658 for the years ended December 31, 2008, 2007 and 2006, respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 314,486, 56,800, and 34,500 shares of the common stock of the Company during 2008, 2007 and 2006, respectively. The 401(k) held 870,415, 687,113 and 822,065 shares of the Company’s common stock at December 31, 2008, 2007 and 2006, respectively. The shares held by the 401(k) are considered outstanding in computing the Company’s basic earnings per share and dividends paid to the 401(k) are charged to retained earnings. The Company’s foreign subsidiaries contribute to various defined contribution plans. The costs related to these plans are classified as other in the net periodic benefit cost disclosure for the Company’s pension plan.

Effective January 1, 2009, the Company suspended its matching contributions to the 401(k) for the 2009 plan year as a result of the Company’s cost savings initiatives to mitigate the effects of the current economic conditions.

Health Plan

The Company maintains a voluntary employee benefit health and welfare plan (the “Plan”) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2008 and 2007, accrued expenses for Plan participants’ incurred but not reported claims were $1,986 and $2,137, respectively. Plan expenses were $18,513, $18,207 and $16,963 for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 13 — Deferred Employee Compensation

Liabilities for deferred employee compensation consists of the following:

	December 31,
	2008	2007

Pension and other retirement costs, long-term	$43,270	$4,159
Supplemental retirement, long-term	19,266	18,917
Deferred compensation and other long-term benefits	13,332	13,732

	$75,868	$36,808

Note 14 — Other Income

The components of other income are summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Interest income	$1,748	$2,775	$3,673
Foreign currency gain (loss)	2,822	(1,526)	(27)
Other income (expense)	991	(122)	(306)

Total other income	$5,561	$1,127	$3,340

Note 15 — Commitments and Contingencies

Lease commitments

The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2026. Many of the leases provide for payment of certain expenses and contain renewal and purchase options. The Company also has equipment financed under capital leases which are described more fully in Note 11 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Rent expense relating to premises and equipment amounted to $38,180, $34,031 and $37,407 for the years ended December 31, 2008, 2007 and 2006, respectively. Also included in these figures is rent expense from short-term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements are summarized as follows:

2009	$32,824
2010	25,558
2011	20,885
2012	17,487
2013	15,078
2014 - 2026	84,920

Total	$196,752

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $7.9 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments

The Company has entered into service agreements with vendors to outsource certain services. The terms of the agreements run through 2013, with minimum annual purchase commitments of $12,600 in 2009, $14,583 in 2010, $15,917 in 2011, $5,000 in 2012 and $417 in 2013.

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

Since inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million, which is described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007. During the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). This program was completed in December 2007, and there were no repurchases of the Company’s common stock by the Company during 2008.

Note 17 — Stock Option Plans

The Company has two stock incentive plans, a 1999 Plan (which was amended in May 2006) and a 2000 Plan. The 1999 Plan was approved by shareholders. The 2000 Plan did not require shareholder approval.

The 1999 Incentive Compensation Plan was amended in 2006. As a result of the amendment, the shares reserved for equity awards under the 1999 Amended Plan were increased by 3,000,000 shares to 7,827,500 shares. The 1999 Amended Plan also eliminated the 300,000 limit on the number of shares reserved under the Plan for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

issuance of awards other than stock options and stock appreciation rights (“SARs”). The 1999 Amended Plan provides for the granting of stock awards to officers, key employees, non-employee directors, and others who provide substantial services to the Company, at a price not less than the fair market value on the date the award is granted. According to the 1999 Amended Plan the grant of equity awards will be counted under a “fungible pool” approach, under which grants of stock options continue to count as one share, and the issuance of a share of stock pursuant to the grant of an award other than an option or SAR will count as 2.25 shares. The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to key employees and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted.

The 1999 Amended Plan permits grants of either Incentive Stock Options or Nonqualified Options. Options become exercisable as determined at the date of grant by a committee of the Board of Directors. Options granted have a term of seven or ten years determined on the date of grant. The 1999 Amended Plan permits the issuances of SARS, limited stock appreciation rights (“LSARs”), restricted stock, restricted stock units, deferred stock units, and stock granted as a bonus, dividend equivalent, performance award or annual incentive award. The 2000 Plan permits the issuance of Nonqualified Options, SARs, LSARs, restricted stock, restricted stock units, deferred stock units, and stock granted as a bonus, dividend equivalent, other stock-based award or performance award. SARs and LSARs may be paid in shares, cash or combinations thereof. The Compensation and Management Development Committee of the Board (the “Committee”) governs most of the parameters of the 1999 and 2000 Plans including grant dates, expiration dates, and other awards.

The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units, and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans as of December 31, 2008:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plan approved by shareholders (1999 Plan):
Stock options	2,241,401	$11.26
Restricted stock and restricted stock units	136,000	(a	)
Deferred stock units	319,652	(a	)
Plan not approved by shareholders (2000 Plan):
Stock options	403,900	$9.13
Deferred stock units	416,747	(a	)

Total	3,517,700

(a)	Not applicable

There were no SARs or LSARs outstanding as of December 31, 2008.

The number of securities remaining available for future issuance as of December 31, 2008 is as follows:

Plans approved by shareholders (1999 Plan)	41,177
Plan not approved by shareholders (2000 Plan)	223,747

Total	264,924

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

The details of the stock option activity for the year ended December 31, 2008 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2008	2,362,230	$13.88
Granted	770,000	$4.05
Exercised	(68,500)	$11.19
Cancellations/Forfeitures	(418,429)	$14.82

Outstanding as of December 31, 2008	2,645,301	$10.94	$1,374
Exercisable as of December 31, 2008	1,615,676	$13.53	$—

The total intrinsic value of the options exercised during the years ended December 31, 2008, 2007 and 2006 were $217, $4,253 and $2,587, respectively. The amount of cash received from the exercise of stock options was $766, $11,714 and $12,533 for the years ended December 31, 2008, 2007 and 2006, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $71, $66 and $157 for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $74, $1,626 and $999 for the years ended December 31, 2008, 2007 and 2006, respectively. SFAS 123(R) requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $11, $667 and $184 for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table summarizes information concerning outstanding and exercisable stock option awards as of December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 4.05 - $10.31	935,895	6 years	$4.99	165,895	$9.40
$10.32 - $11.99	142,732	2 years	$10.61	142,732	$10.61
$12.00 - $14.00	663,089	2 years	$13.42	645,089	$13.40
$14.01 - $15.77	868,665	4 years	$15.24	630,790	$15.21
$15.78 - $19.72	34,920	7 years	$17.49	31,170	$17.56

	2,645,301	4 years	$10.94	1,615,676	$13.53

The following table summarizes information about nonvested stock option awards as of December 31, 2008:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2008	509,275	$4.99
Granted	770,000	$1.66
Vested	(233,900)	$4.91
Forfeited	(15,750)	$4.73

Nonvested stock options as of December 31, 2008	1,029,625	$2.52

Total compensation expense recognized related to stock options that vested during the years ended December 31, 2008, 2007 and 2006 amounted to $221, $536 and $523, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings (loss) per share. At December 31, 2008 and 2007, the amounts included in stockholders’ equity for these units were $6,068 and $5,199, respectively. At December 31, 2008 and 2007, there were 557,652 and 471,340 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $2,178 and $2,221 at December 31, 2008 and 2007, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. At December 31, 2008 and 2007, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. At December 31, 2008 and 2007, there were 178,747 and 179,862 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $1,164, $1,019 and $1,012 for the years ended December 31, 2008, 2007 and 2006, respectively.

Restricted Stock and Restricted Stock Units (excluding awards under the Equity Incentive Plans)

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock and restricted stock units (“RSUs”) awards. The awards have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the awards is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

A summary of the restricted stock activity for 2008 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested restricted stock and RSUs as of January 1, 2008	24,000	$15.22
Granted	126,000	$13.32
Vested	(14,000)	$15.14
Forfeited	—	—

Nonvested restricted stock and RSUs as of December 31, 2008	136,000	$13.47

Compensation expense related to these awards amounted to $883, $410 and $1,064 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 unrecognized compensation expense related to these awards amounted to $1,020, which will be recognized over a weighted-average period of 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Long-Term Equity Incentive Plan

The Company’s Board of Directors approved a Long-Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees were granted RSUs at a target level based on certain criteria. The actual amount of RSUs earned was based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and ranged from 0% to 200% of the target RSUs granted. The performance goal was based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provided for accelerated payout if the maximum average ROIC performance target was attained within the initial two years of the three-year performance cycle. The awards were subject to certain terms and restrictions in accordance with the agreements. The fair value of the RSUs granted was determined based on the fair value of the Company’s stock at the date of grant and was charged to compensation expense for most employees based on the date of grant through the payment date.

As discussed in further detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the maximum average ROIC performance target was attained in 2007, and as a result, the Company recognized compensation expense reflecting the accelerated payout at 200%. The Company recorded compensation expense related to the LTEIP of $1,122, $11,238 and $1,461 for the years ended December 31, 2008, 2007 and 2006, respectively. The compensation expense recognized under the LTEIP for the year ended December 31, 2008, represents the remaining compensation to be vested through the payment date of the awards, which occurred in March 2008 based on the 2007 results of operations. The total amount of shares awarded in March 2008 related to the settlement of the LTEIP was approximately 938,000.

2008 Equity Incentive Plan

In April 2008, the Company’s Compensation and Management Development Committee of the Board of Directors approved the 2008 Equity Incentive Plan (“EIP”). In accordance with the EIP, certain officers and key employees were granted 209,000 RSUs at a target level during 2008. The actual amount of RSUs to be earned was based on the level of performance achieved relative to established goals for the one-year performance period beginning January 1, 2008 through December 31, 2008 and ranged from 0% to 200% of the target RSUs granted. The performance goal was based on the Company’s ROIC for the one-year performance period. In December 2008, these awards were cancelled as the Company determined that the performance level for payout under the plan had not been met. As such, there is no compensation expense recognized under this plan for the year ended December 31, 2008.

Note 18 — Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are summarized as follows:

	December 31,
	2008	2007	2006

Foreign currency translation adjustment	$(1,925)	$9,863	$2,284
Pension liability adjustment (net of tax effect)	(31,445)	(8,445)	(19,668)
Unrealized losses on marketable securities (net of tax effect)	(129)	(24)	(20)

	$(33,499)	$1,394	$(17,404)

Note 19 — Segment Information

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007, during 2007 the Company announced several significant changes to its organizational structure to support the consolidation of its divisions into a unified model that supports Bowne’s full range of service offerings, from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

services related to capital markets and compliance reporting to investment management solutions and personalized, digital marketing communications. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that span Bowne’s full range of offerings. As a result of these changes, we evaluated the impact on segment reporting and made certain changes to our segment reporting in the first quarter of 2008. The Company now has one reportable segment, which is consistent with the way the Company is structured and managed. The Company had previously reported two reportable segments: Financial Communications and Marketing & Business Communications. The consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 have been presented to reflect one reportable segment in accordance with SFAS No. 131.

The Company’s performance is evaluated based on several factors, of which the primary financial measure is segment profit. Segment profit is defined as gross profit (revenue less cost of revenue) less selling and administrative expenses. Segment performance is evaluated exclusive of interest, income taxes, depreciation, amortization, restructuring, integration and asset impairment charges, and other expenses and other income. Segment profit is measured because management believes that such information is useful in evaluating the Company’s results relative to other entities that operate within our industry. Segment profit is also used as the primary financial measure for purposes of evaluating financial performance under the Company’s annual incentive plan.

The information presented below reconciles segment profit to (loss) income from continuing operations before income taxes.

	Years Ended December 31,
	2008	2007	2006

Revenue	$766,645	$850,617	$833,734
Cost of revenue (exclusive of depreciation and amortization shown below)	(525,047)	(531,230)	(543,502)

Gross profit	241,598	319,387	290,232
Selling and administrative (exclusive of depreciation and amortization shown below)	(208,374)	(242,118)	(224,011)

Segment profit	33,224	77,269	66,221
Depreciation	(28,491)	(27,205)	(25,397)
Amortization	(4,606)	(1,638)	(534)
Restructuring charges, integration costs and asset impairment charges	(39,329)	(17,001)	(14,159)
Purchased in-process research and development	—	—	(958)
Interest expense	(6,019)	(5,433)	(5,477)
Gain on sale of equity investment	—	9,210	—
Other income, net	5,561	1,127	3,340

(Loss) income from continuing operations before income taxes	$(39,660)	$36,329	$23,036

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BOWNE & CO., INC. AND SUBSIDIARIES — (Continued)
(In thousands, except share and per share information and where noted)

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2008	2007	2006

Revenue by source:
United States	$618,709	$658,158	$647,265
Canada	63,021	82,736	89,349
Other international, primarily Europe and Asia	84,915	109,723	97,120

	$766,645	$850,617	$833,734

	Years Ended December 31,
	2008	2007

Long-lived assets, net:
United States	$220,933	$157,320
Canada	7,414	10,580
Other international, primarily Europe and Asia	5,581	6,389

	$233,928	$174,289

Note 20 — Subsequent events

In January 2009, the Company reduced its workforce by an additional 200 positions, or 6% of the Company’s total headcount. The reduction in workforce included a broad range of functions and was enterprise wide. The Company estimates that the related restructuring charges, primarily severance and other employee-related costs, resulting from these actions will result in a first quarter 2009 pre-tax charge of $4.0 million.

The Company’s Board of Directors approved a new Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. The estimated compensation expense to be recognized for the 2009 LTIP at the target performance metric for the years ended December 31, 2009 through 2012, is approximately $2.3 million, $3.0 million, $3.0 million and $0.8 million, respectively. The 2009 LTIP provides for accelerated vesting if the maximum performance target is attained within the initial two-years of the three-year performance cycle. Amounts to be earned under the 2009 LTIP will be paid in cash, if earned, with the possibility of converting the cash awards into stock awards at a future date.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

A summary of quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2008
Revenue	$208,767	$237,008	$163,956	$156,914	$766,645
Gross profit	70,604	86,910	42,055	42,029	241,598
Income (loss) from continuing operations before income taxes	2,126	3,735	(25,264)	(20,257)	(39,660)
Income tax (expense) benefit	(313)	(1,692)	8,017	4,762	10,774

Income (loss) from continuing operations	1,813	2,043	(17,247)	(15,495)	(28,886)
(Loss) income from discontinued operations, net of tax	(578)	(285)	6,084	498	5,719

Net income (loss)	$1,235	$1,758	$(11,163)	$(14,997)	$(23,167)

Earnings (loss) per share from continuing operations:
Basic	$0.07	$0.07	$(0.62)	$(0.56)	$(1.05)
Diluted	$0.07	$0.07	$(0.62)	$(0.56)	$(1.05)
(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$0.22	$0.02	$0.21
Diluted	$(0.02)	$(0.01)	$0.22	$0.02	$0.21
Total earnings (loss) per share:
Basic	$0.05	$0.06	$(0.40)	$(0.54)	$(0.84)
Diluted	$0.05	$0.06	$(0.40)	$(0.54)	$(0.84)
Average shares outstanding:
Basic	27,051	27,549	27,624	27,659	27,477
Diluted	27,820	27,834	27,702	27,659	27,677

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2007
Revenue	$212,022	$262,198	$181,678	$194,719	$850,617
Gross profit	82,124	100,282	63,082	73,899	319,387
Income (loss) from continuing operations before income taxes	11,437	23,100	(586)	2,378	36,329
Income tax (expense) benefit	(1,253)	(7,267)	1,534	(2,016)	(9,002)

Income from continuing operations	10,184	15,833	948	362	27,327
Income (loss) from discontinued operations, net of tax	495	(136)	(144)	(438)	(223)

Net income (loss)	$10,679	$15,697	$804	$(76)	$27,104

Earnings per share from continuing operations:
Basic	$0.35	$0.56	$0.03	$0.01	$0.97
Diluted	$0.32	$0.49	$0.03	$0.01	$0.90
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Total earnings per share:
Basic	$0.37	$0.56	$0.03	$0.00	$0.96
Diluted	$0.34	$0.49	$0.03	$0.00	$0.89
Average shares outstanding:
Basic	28,757	28,384	28,309	27,166	28,161
Diluted	33,253	33,171	28,933	28,050	33,041

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. The Company believes that the financial statements included in this 10-K for the year ended December 31, 2008 fairly present the financial condition and results of operations for the periods presented.

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

The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, an independent registered public accounting firm that audited our consolidated financial statements included in this annual report on Form 10-K, has issued an attestation report on Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2008, dated March 16, 2009.

(c) Changes in Internal Control Over Financial Reporting.  During the fourth quarter of 2008, the Company implemented a new workflow and billing system, which accelerates and simplifies the movement of data between customer service, manufacturing shop floor and invoicing. Other than this change, there have not been any significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter or for the year ended December 31, 2008 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.:

We have audited Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowne & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Bowne & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

New York, New York
March 16, 2009

Item 9B.	Other Information

The Company’s Board of Directors approved a new Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. The estimated compensation expense to be recognized for the 2009 LTIP at the target performance metric for the years ended December 31, 2009 through 2012, is approximately $2.3 million, $3.0 million, $3.0 million and $0.8 million, respectively. The 2009 LTIP provides for accelerated vesting if the maximum performance target is attained within the initial two-years of the three-year performance cycle. Amounts to be earned under the 2009 LTIP will be paid in cash, if earned, with the possibility of converting the cash awards into stock awards at a future date.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009.

The information required by this Item 10 with respect to the Company’s executive officers appears as a Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement anticipated to be dated April 15, 2009.

The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference to the information provided under the heading “Committees of the Board” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009.

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

The Company has submitted to the New York Stock Exchange the annual CEO certification required by the rules of the New York Stock Exchange. The Company also submitted to the SEC all certifications required under Section 302 and 906 of the Sarbanes-Oxley Act as exhibits to its Form 10-Qs and Form 10-K for fiscal year 2008.

Item 11.	Executive Compensation

Reference is made to the information set forth under the caption “Compensation Discussion and Analysis” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information contained under the captions “Ownership of the Common Stock” and “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 17 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

Reference is made to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference to the information provided under the heading “Audit Services and Fees” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

(3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	Bylaws, as amended March 5, 2009 (filed herewith)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
4.3	—	First Supplemental Indenture, dated as of August 19, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on August 21, 2008)
4.4	—	Second Supplemental Indenture, dated as of September 18, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on September 19, 2008)
10.1	—	1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (filed herewith)
10.2	—	Supplemental Executive Retirement Plan as amended and restated effective December 31, 2008 (filed herewith)
10.3	—	Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company as amended and restated effective December 31, 2008 (filed herewith)
10.4	—	2000 Stock Incentive Plan as amended and restated effective December 31, 2008 (filed herewith)
10.5	—	Long-Term Performance Plan as amended and restated effective December 31, 2008 (filed herewith)
10.6	—	Deferred Award Plan as amended and restated effective December 31, 2008 (filed herewith)
10.7	—	Stock Plan for Directors as amended and restated effective December 31, 2008 (filed herewith)

Exhibit
Number		Description

10.8	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.9	—	Credit Agreement, dated as of May 11, 2005, related to $150 million revolving credit facility (incorporated by reference to Exhibit 99.1 in the Company’s current report on Form 8-K dated May 13, 2005
10.10	—	Form of Stock Option Agreement under the 1999 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (filed herewith)
10.11	—	Form of Stock Option Agreement under the 2000 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (filed herewith)
10.12	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.13	—	Form of Restricted Stock Unit Agreement under the 1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (filed herewith)
10.14	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.15	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
10.16	—	Form of Long-Term Equity Incentive Award Agreement as amended and restated effective December 31, 2008 under the 1999 Amended and Restated Incentive Compensation Plan (filed herewith)
10.17	—	Deferred Sales Compensation Plan as amended and restated effective December 31, 2008 (filed herewith)
10.18	—	Consulting agreement dated December 14, 2006, between the Company and Carl J. Crosetto (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.19	—	Consulting agreement dated December 18, 2008, between the Company and Carl J. Crosetto (filed herewith)
10.20	—	Form of 2009 Long-Term Incentive Plan agreement (filed herewith)
21	—	Subsidiaries of the Company
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board and Chief Executive Officer	March 16, 2009

/s/ John J. Walker (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2009

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	March 16, 2009

/s/ Douglas B. Fox (Douglas B. Fox)	Director	March 16, 2009

/s/ Marcia J. Hooper (Marcia J. Hooper)	Director	March 16, 2009

/s/ Philip E. Kucera (Philip E. Kucera)	Director	March 16, 2009

/s/ Stephen V. Murphy (Stephen V. Murphy)	Director	March 16, 2009

/s/ Gloria M. Portela (Gloria M. Portela)	Director	March 16, 2009

Signature	Title	Date

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Director	March 16, 2009

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	March 16, 2009

/s/ Vincent Tese (Vincent Tese)	Director	March 16, 2009

/s/ Richard R. West (Richard R. West)	Director	March 16, 2009

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	(Deductions)/	End of
Description	Period	Expenses	Additions	Period
	(In thousands)

Allowance for doubtful accounts and sales credits:
Year Ended December 31, 2008	$4,302	$13,571	$(12,695)	$5,178
Year Ended December 31, 2007	$6,431	$13,239	$(15,368)	$4,302
Year Ended December 31, 2006	$8,569	$10,864	$(13,002)	$6,431

S-1