Form 10-Q
period 2009-03-31
BOWNE & CO INC
filed 2009-05-11
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 27,310,761 shares of Common Stock outstanding as of May 1, 2009.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	30

PART II
Item 5.	Other Information	31
Item 6.	Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands except per share data)

Revenue	$169,105	$208,767
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	110,070	138,163
Selling and administrative (exclusive of depreciation and amortization shown below)	46,085	57,962
Depreciation	7,401	6,630
Amortization	1,367	588
Restructuring, integration and asset impairment charges	6,585	2,555

	171,508	205,898

Operating (loss) income	(2,403)	2,869
Interest expense	(867)	(2,283)
Other income, net	743	766

(Loss) income from continuing operations before income taxes	(2,527)	1,352
Income tax benefit (expense)	659	(64)

(Loss) income from continuing operations	(1,868)	1,288
Loss from discontinued operations, net of tax	(92)	(578)

Net (loss) income	$(1,960)	$710

(Loss) earnings per share from continuing operations:
Basic	$(0.07)	$0.05
Diluted	$(0.07)	$0.05
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.02)
Diluted	$(0.00)	$(0.02)
Total (loss) earnings per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Dividends per share (2009 dividends were paid in stock, 2008 were paid in cash)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Net (loss) income	$(1,960)	$710
Amortization of unrecognized pension adjustments, net of taxes of $473 and $132 for 2009 and 2008, respectively	667	212
Foreign currency translation adjustments	(1,427)	(350)
Net unrealized loss from marketable securities during the period, net of taxes of $4 and $111 for 2009 and 2008, respectively	(5)	(180)

Comprehensive (loss) income	$(2,725)	$392

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$10,409	$11,524
Marketable securities	183	193
Accounts receivable, less allowances of $5,448 (2009) and $5,178 (2008)	143,647	116,773
Inventories	35,721	27,973
Prepaid expenses and other current assets	40,925	45,990

Total current assets	230,885	202,453
Marketable securities, noncurrent	2,933	2,942
Property, plant and equipment at cost, less accumulated depreciation of $264,137 (2009) and $258,425 (2008)	125,384	130,149
Other noncurrent assets:
Goodwill	50,502	50,371
Intangible assets, less accumulated amortization of $8,145 (2009) and $6,781 (2008)	40,453	41,824
Deferred income taxes	46,779	44,368
Other	13,711	8,642

Total assets	$510,647	$480,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,157	$842
Accounts payable	52,321	47,776
Employee compensation and benefits	19,308	19,181
Accrued expenses and other obligations	42,511	42,085

Total current liabilities	126,297	109,884
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	103,798	88,352
Deferred employee compensation	76,452	75,868
Deferred rent	18,908	19,039
Other	690	1,023

Total liabilities	326,145	294,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued and outstanding 43,532,411 shares (2009) and 43,209,432 shares (2008)	435	432
Additional paid-in capital	121,666	119,676
Retained earnings	312,962	316,411
Treasury stock, at cost, 16,221,807 shares (2009) and 16,231,761 shares (2008)	(216,297)	(216,437)
Accumulated other comprehensive loss, net	(34,264)	(33,499)

Total stockholders’ equity	184,502	186,583

Total liabilities and stockholders’ equity	$510,647	$480,749

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(1,960)	$710
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss from discontinued operations	92	578
Depreciation	7,401	6,630
Amortization	1,367	588
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(27,384)	(40,764)
Net cash used in operating activities of discontinued operations	(157)	(1,204)

Net cash used in operating activities	(20,641)	(33,462)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,798)	(3,942)
Purchases of marketable securities	—	(5,000)
Proceeds from the sale of marketable securities and other	35	31,628
Acquisitions of businesses	(195)	(47,134)

Net cash used in investing activities	(2,958)	(24,448)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs	27,976	21,000
Payment of borrowings under revolving credit facility and capital lease obligations	(5,209)	(277)
Proceeds from stock options exercised	—	10
Payment of cash dividends	—	(1,447)
Other	—	210

Net cash provided by financing activities	22,767	19,496

Effects of exchange rates on cash flows and cash equivalents	(283)	(2,961)

Net decrease in cash and cash equivalents	(1,115)	(41,375)
Cash and cash equivalents, beginning of period	11,524	64,941

Cash and cash equivalents, end of period	$10,409	$23,566

Supplemental Cash Flow Information:
Cash paid for interest	$196	$377

Net cash (refunded) paid for income taxes	$(9,556)	$1,156

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

In addition, certain prior year information has been retroactively restated to reflect the impact of the adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” (“FSP APB 14-1”), which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Note 2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1. The Company adopted this FSP during the first quarter of 2009. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and requires retrospective application.

Upon adoption of FSP APB 14-1, the Company measured the fair value of the Company’s $75.0 million 5% Convertible Subordinated Debentures (“Notes”) issued in September 2003, using an interest rate that the Company could have obtained at the date of issuance for similar debt instruments without an embedded conversion option. Based on this analysis, the Company determined that the fair value of the Notes was approximately $61.7 million as of the issuance date, a reduction of approximately $13.3 million in the carrying value of the Notes, of which $8.2 million was recorded as additional paid-in capital, and $5.1 million was recorded as a deferred tax liability. Also in accordance with FSP APB 14-1, the Company is required to allocate a portion of the $3.3 million of debt issuance costs that were directly related to the issuance of the Notes between a liability component and an equity component as of the issuance date, using the interest rate method as discussed above. Based on this analysis, the Company reclassified approximately $0.4 million of these costs as a component of equity and approximately $0.3 million as a deferred tax asset. These costs were amortized through October 1, 2008, as this was the first date at which the redemption and repurchase of the Notes could occur.

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 1, 2008 to October 1, 2010. In accordance with FSP APB 14-1 the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $0.2 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The effective interest rates for the three months ended March 31, 2009 and 2008 were 11% and 9.5%, respectively. Included in interest expense for these periods was additional non-cash interest expense of approximately $0.1 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, as a result of the adoption of this FSP.

The following table illustrates the impact of adopting FSP APB 14-1 on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Impact on income (loss) from continuing operations before income taxes	$(86)	$(774)
Impact on income (loss) from continuing operations	$(50)	$(525)
Impact on basic earnings (loss) per share from continuing operations	$(0.00)	$(0.02)
Impact on diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.02)
Impact on net income (loss)	$(50)	$(525)
Impact on basic earnings (loss) per share	$(0.00)	$(0.02)
Impact on diluted earnings (loss) per share	$(0.00)	$(0.02)

As of March 31, 2009 and December 31, 2008, the carrying value of the $8.3 million Amended Notes amounted to approximately $7.6 million and $7.5 million, respectively, which are classified as noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. The unamortized discounts related to the Notes were approximately $0.7 million and $0.8 million as of March 31, 2009 and December 31, 2008, respectively, which are being amortized through October 1, 2010.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which will require prospective application. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements.

In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 157-2. The Company adopted this standard for non-financial assets and non-financial liabilities during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a material impact on the Company’s financial statements as a result of the Company not acquiring any businesses during the first quarter of 2009. The adoption of this standard could potentially reduce the Company’s future operating earnings due to required recognition of acquisition and restructuring costs through operating earnings upon the acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. The Company adopted this standard during the first quarter of 2009. The adoption of this standard did not have a significant impact on its financial statements.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt the provisions of this FSP during the second quarter of 2009 and as such we will disclose the fair value of our financial instruments in our financial statements on a quarterly basis in future filings.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We will adopt this FSP during the second quarter of 2009. We are currently assessing the impact that the adoption of this FSP will have on the accounting for our auction rate securities, which are discussed in more detail in Note 3 to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. The FSP amends SFAS No. 132 (revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of the FSP in the Company’s annual report on Form 10-K for the year ended December 31, 2009, and does not anticipate that this standard will have a significant impact on its financial statements.

Note 3.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of March 31, 2009 and December 31, 2008 consist primarily of investments in auction rate securities of approximately $2.9 million. As described in more detail in Note 1 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the fair value of the Company’s investments in auction rate securities have a Level 2 fair value measurement classification in accordance with SFAS 157. Uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at comparable rates for similar securities.

The Company’s investments in auction rate securities had a par value of approximately $3.1 million as of March 31, 2009, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the auction rate securities as noncurrent assets as of March 31, 2009. The total unrealized loss related to its auction rate securities was $167 ($98 after tax), of which $9 ($5 after tax) was recorded during the three months ended March 31, 2009.

Note 4.	Stock-Based Compensation

In accordance with SFAS 123 (revised 2004 “Share-Based Payment” (“SFAS 123(R)”), the Company measures share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $1.41. There were no stock options granted during the three months ended March 31, 2008. The weighted-average fair value was calculated

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three months ended March 31, 2009:

Three Months Ended
March 31, 2009

Expected dividend yield	3.5%
Expected stock price volatility	66.1%
Risk-free interest rate	2.3%
Expected life of options	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the three months ended March 31, 2009 and 2008 net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $663 and $212 for the three months ended March 31, 2009 and 2008, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of March 31, 2009, there was approximately $1,013 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.61 years.

During the first quarter of 2009, certain executive officers of the Company voluntarily surrendered 794,500 outstanding stock options with an exercise price that ranged from $10.58 to $15.75 per share. Included in the stock options that were voluntarily surrendered was 204,000 options that were nonvested. The Company recognized approximately $457 of compensation expense in March 2009 related to the accelerated vesting of the nonvested portion of the voluntarily surrendered stock options. No additional compensation was provided to these officers in return for surrendering these stock options.

Stock Option Plans

The Company has two stock incentive plans, a 1999 Plan (which was amended in May 2006) and a 2000 Plan, which are described more fully in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The 1999 Plan was approved by shareholders. The 2000 Plan did not require shareholder approval. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The details of the stock option activity for the three months ended March 31, 2009 are as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2009	2,645,301	$10.94
Granted	96,500	$3.18
Exercised	—	—
Forfeited/Cancelled	(796,600)	$14.57

Outstanding as of March 31, 2009	1,945,201	$9.07	$4
Exercisable as of March 31, 2009	1,031,826	$13.09	$—

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options exercised during the three months ended March 31, 2009. The total intrinsic value of the stock options exercised during the three months ended March 31, 2008 was $3. The amount of cash received from the exercise of stock options during the three months ended March 31, 2008 was $10. The tax benefit recognized related to compensation expense for stock options amounted to $56 and $23 for the three months ended March 31, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1 for the three months ended March 31, 2008.

The following table summarizes weighted-average option exercise price information as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.49 - $10.31	1,031,395	6 years	$4.83	165,895	$9.40
$10.32 - $11.99	81,732	2 years	$10.64	81,732	$10.64
$12.00 - $14.00	534,989	2 years	$13.46	516,989	$13.44
$14.01 - $15.77	263,165	4 years	$15.19	237,040	$15.17
$15.78 - $19.72	33,920	7 years	$17.53	30,170	$17.61

	1,945,201	5 years	$9.07	1,031,826	$13.09

The following table summarizes information about nonvested stock option awards as of March 31, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2009	1,029,625	$2.52
Granted	96,500	$1.41
Vested	(7,750)	$5.27
Forfeited	(205,000)	$5.10

Nonvested stock options as of March 31, 2009	913,375	$1.80

Total compensation expense recognized for stock options that vested during the three months ended March 31, 2009 and 2008 amounted to $536 and $20, respectively. The increase in compensation expense recognized for stock options that vested during the three months ended March 31, 2009 as compared to the same period in 2008 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of March 31, 2009 and December 31, 2008, the amounts included in stockholders’ equity for these units were $5,868 and $6,068, respectively. As of March 31, 2009 and December 31, 2008, there were 557,934 and 557,652 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,996 and $2,178 as of March 31, 2009 and December 31, 2008, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of March 31, 2009 and December 31, 2008, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of March 31, 2009 and December 31, 2008, there were 166,389 and 178,747 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $3 and $295 for the three months ended March 31, 2009 and 2008, respectively.

Restricted Stock and Restricted Stock Units

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock and restricted stock units. These awards have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the awards is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

A summary of the restricted stock activity as of March 31, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2009	136,000	$13.47
Granted	—	$—
Vested	(26,500)	$12.90
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2009	109,500	$13.61

Compensation expense related to restricted stock and restricted stock units amounted to $195 and $123 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, unrecognized compensation expense related to restricted stock grants amounted to $778, which will be recognized over a weighted-average period of 1.5 years.

Note 5.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards are not included in the calculation of diluted loss per share for the three months ended March 31, 2009 since their effect would have been anti-dilutive. The weighted-average diluted shares outstanding for the three months ended March 31, 2009 and 2008 excludes the dilutive effect of 2,709,057 and 1,474,109 stock options, respectively, since such options have an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), the weighted-average diluted earnings per share for the three months ended March 31, 2009 and 2008 excluded the effect of 520,000 and 4,058,445 shares that could have been issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for these periods.

The weighted-average basic and diluted shares for the three months ended March 31, 2009 include 322,979 of shares that were issued as a result of the stock dividend that was paid to shareholders in February 2009.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2009	2008

Basic shares	27,852,927	27,051,175
Diluted shares	27,853,068	27,819,570

Note 6.	Inventories

Inventories of $35,721 as of March 31, 2009 included raw materials of $9,408 and work-in-process and finished goods of $26,313. As of December 31, 2008, inventories of $27,973 included raw materials of $9,730 and work-in-process and finished goods of $18,243.

Note 7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended March 31, 2009 are as follows:

Balance at January 1, 2009	$50,371
Purchase price adjustments for prior acquisitions	212
Foreign currency translation adjustment	(81)

Balance at March 31, 2009	$50,502

The Company performed its annual goodwill impairment assessment as of December 31, 2008, and updated this analysis as of March 31, 2009. Based on the analysis, it concluded that the fair value of the Company’s reporting unit exceeds the carrying amount and therefore goodwill was not considered impaired. As of March 31, 2009, the Company’s market capitalization was lower than the market capitalization at December 31, 2008 and lower than the carrying value of the reporting unit as of March 31, 2009 due to declines in the Company’s stock price related in part to the uncertainty surrounding the Company’s revolving credit facility, which was amended and extended on March 31, 2009. Due to the decline in market capitalization, the Company updated its goodwill impairment assessment. The Company considered the increase in stock price and market capitalization subsequent to March 31, 2009 in its assessment since the period subsequent to March 31, 2009 reflects information regarding the amended credit facility. The Company also used a control premium that is within an acceptable range and is reasonable based upon control premiums used in recent industry-wide transactions. Based on its analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill was not considered impaired as of March 31, 2009.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s stock remains depressed, or if the current global economic conditions do not improve, the Company will be required to perform impairment testing of its goodwill in advance of its next annual goodwill impairment test, which could result in future impairment of its goodwill during interim periods.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	March 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$48,573	$8,122	$48,580	$6,760
Covenants not-to-compete	25	23	25	21

	$48,598	$8,145	$48,605	$6,781

Note 8.	Accrued Restructuring, Integration and Asset Impairment Charges

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

During the first quarter of 2009, the Company reduced its workforce by approximately 200 positions, or 6% of the Company’s total headcount. The reduction in workforce was a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and was enterprise-wide. The Company recorded approximately $4.3 million of severance related costs associated with the workforce reductions for the three months ended March 31, 2009. In addition, the Company incurred costs of approximately $0.8 million related primarily to costs associated with the closure of the Company’s facility in Dominguez Hills, CA and its digital print facilities in Kent, WA and Dallas, TX. These facilities are expected to be closed during the second quarter of 2009.

The Company recorded integration costs of approximately $1.1 million during the first quarter of 2009, primarily related to the Company’s recent acquisitions which are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. These costs primarily represent incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations. The integration of these businesses has been substantially completed.

These actions resulted in total restructuring, integration and asset impairment charges of $6,585 for the three months ended March 31, 2009.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended March 31, 2009:

Total

Severance and personnel-related costs	$4,267
Occupancy related costs	842
Asset impairment charges	287
Other (primarily integration costs)	1,189

Total	$6,585

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2007, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2007	$1,682	$1,329	$—	$3,011
2008 expenses	20,680	2,404	15,614	38,698
Paid in 2008	(13,860)	(2,627)	(15,585)	(32,072)

Balance at December 31, 2008	8,502	1,106	29	9,637
2009 expenses	4,267	842	1,189	6,298
Paid in 2009	(6,103)	(1,094)	(1,137)	(8,334)

Balance at March 31, 2009	$6,666	$854	$81	$7,601

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2009.

Note 9.	Debt

The components of debt at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Convertible subordinated debentures	$7,579	$7,464
Borrowings under revolving credit facility	79,363	79,500
Term loans	27,000	—
Capital lease obligations	2,013	2,230

	$115,955	$89,194

In March 2009, the Company entered into an agreement to amend its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extend its maturity to May 31, 2011. The $150.0 million Facility has been restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base will consist primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver will be based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of March 31, 2009, the Company had approximately $79.4 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2011.

The $27.0 million Term Loans are comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans require quarterly amortization payments scheduled to commence June 30, 2009. The $20.0 million Term Loan will amortize in quarterly installments of $1.67 million through March 31, 2011 with a payment of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.66 million due at maturity in May 2011. The $7.0 million Term Loan will amortize in quarterly installments of $1.17 million over 18 months. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans. The Term Loans are secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. As of March 31, 2009 approximately $11.3 million of the Term Loans are classified as a current liability.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of March 31, 2009.

During the three months ended March 31, 2009, the average interest rate on the Company’s Facility approximated 2.08%.

The Company incurred costs of approximately $5.3 million (of which approximately $3.9 million were paid as of March 31, 2009) related to the amendment and extension of the Facility. These costs primarily consist of bank fees and fees paid to attorneys and other third-party professionals and are being amortized through May 2011.

The Company’s $8.3 million Convertible Subordinated Debentures (the “Notes”) have been reduced by debt discounts of $741 and $856 as of March 31, 2009 and December 31, 2008, respectively. The Notes are classified as long-term debt as of March 31, 2009 and December 31, 2008, since the earliest that the redemption and repurchase features can occur are in October 2010. During the first quarter of 2009, the Company adopted the provisions of FSP APB 14-1 for its Notes. The impact of the adoption of FSP APB 14-1 is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company also has various capital lease obligations which are included in long-term debt.

Note 10.	Postretirement Benefits

Pension Plans

The Company sponsors a qualified defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. The Plan is described in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The Company also has a non-qualified unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. The SERP is described more fully in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Also, certain non-union international employees are covered by other retirement plans.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic cost (benefit) are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$795	$839	$146	$146
Interest cost	1,815	1,810	315	322
Expected return on plan assets	(1,576)	(2,504)	—	—
Amortization of transition asset	(80)	(80)	—	—
Amortization of prior service (credit) cost	(371)	(413)	227	232
Amortization of actuarial loss	957	156	408	449
Curtailment gain	(163)	—	—	—

Net periodic cost (benefit) of defined benefit plans	1,377	(192)	1,096	1,149
Union plans	37	123	—	—
Other retirement plans	375	657	—	—

Total cost	$1,789	$588	$1,096	$1,149

The amortization of the transition asset, prior service (credit)/cost and actuarial loss for the three months ended March 31, 2009, included in the above tables, has been recognized in the net periodic benefit cost (benefit) and included in other comprehensive income, net of tax.

During the first quarter of 2009, the Company recorded a curtailment gain of $163, which primarily represents the accelerated recognition of unrecognized prior service cost (credit) resulting from the reduction of the Company’s workforce in January 2009.

The Company expects to contribute approximately $6.0 million to its defined benefit pension plan in 2009 and approximately $1.9 million to its unfunded supplemental retirement plan.

The Company will remeasure and record the plans’ funded status as of December 31, 2009, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2009.

Note 11.	Income Taxes

Income tax benefit for the three months ended March 31, 2009 was $659 on pre-tax loss from continuing operations of ($2,527) compared to income tax expense of $64 on pre-tax income from continuing operations of $1,352 for the same period in 2008. Income tax expense for the three months ended March 31, 2008 included a net tax benefit of $497 resulting from the recognition of previously unrecognized tax benefits and tax benefits associated with the finalization of the Company’s 2006 state income tax returns.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 was approximately $2.9 million, which includes estimated interest and penalties of approximately $0.8 million.

The audits of the Company’s 2005 and 2006 U.S. federal income tax returns were completed in 2008, which is described in more detail in Note 10 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Segment Information

As discussed in further detail in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company has one reportable segment, which is consistent with how the Company is structured and managed.

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

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

Revenue	$169,105	$208,767
Cost of revenue (exclusive of depreciation and amortization shown below)	(110,070)	(138,163)

Gross profit	59,035	70,604
Selling and administrative expenses (exclusive of depreciation and amortization shown below)	(46,085)	(57,962)

Segment profit	12,950	12,642
Depreciation expense	(7,401)	(6,630)
Amortization expense	(1,367)	(588)
Restructuring, integration and asset impairment charges	(6,585)	(2,555)
Interest expense	(867)	(2,283)
Other income, net	743	766

(Loss) income from continuing operations before income taxes	$(2,527)	$1,352

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except per share information and where noted)

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves, particularly the difficulties in the financial services industry and the general economic downturn which has significantly deteriorated since the latter half of 2007;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop services for its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the first quarter of 2009 reflect the continued unfavorable economic conditions that were experienced in 2008. Total revenue for the three months ended March 31, 2009 decreased by approximately $39.7 million, or 19%, to approximately $169.1 million as compared to the same period in 2008. Revenue from capital markets services decreased approximately $24.7 million, or 49%, for the three months ended March 31, 2009, primarily due to the market-wide decline in priced initial public offerings (“IPOs”) and reduced levels of merger and acquisition (“M&A”) transactions as compared to the same period in 2008. In addition, revenue from shareholder reporting services and marketing communications decreased by approximately 11% and 4%, respectively, as compared to the same period in 2008. Despite the reduced levels of revenue for the first quarter of 2009, segment profit increased and segment profit margin improved as compared to the same period in 2008. The increase in segment profit and improvement in segment profit margin in 2009 is a direct result of the benefits of the Company’s cost savings measures and more efficient operating model. Diluted loss per share from continuing operations was ($0.07) for the three months ended March 31, 2009 as compared to diluted earnings per share of $0.05 for the same period in 2008.

On March 31, 2009, the Company entered into an agreement to amend its $150.0 million credit facility and extend its maturity to May 31, 2011. The amended facility has been restructured as an asset-based loan consisting of term loans of $27.0 million and a revolving credit facility of $123.0 million. The amended credit facility provides the Company with flexibility to manage through the current recessionary environment and positions it to capture revenue opportunities quickly when the markets return.

During the first quarter of 2009, the Company further reduced its workforce by approximately 200 positions, or 6% of the Company’s total headcount. The reduction in workforce was a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and was enterprise-wide. The Company recorded approximately $4.3 million of severance related costs associated with the workforce reductions for the three months ended March 31, 2009. In addition, the Company incurred costs of approximately $0.8 million related to costs associated with the closure of the Company’s facility in Dominguez Hills, CA, and its digital print facilities in Kent, WA and Dallas, TX. These facilities are expected to be closed during the second quarter of 2009. The Company estimates that these actions will result in annualized cost savings of approximately $13.0 million, of which $12.5 million will be recognized in 2009.

In May 2009, the Company announced that it has implemented additional initiatives to achieve approximately $20.0 million in annualized cost savings through further reductions in its workforce and facility costs, as part of its continued focus on improving its cost structure and realizing operating efficiencies. These cost reductions are in addition to the cost savings initiatives taken during the past several years and the first quarter of 2009 and include the elimination of a total of approximately 250 positions, or approximately 8% of the Company’s total headcount. The Company estimates that the related restructuring charges resulting from these actions will result in a second quarter pre-tax charge of $7.0 million to $8.0 million and cost savings in 2009 of approximately $10.0 million to $11.0 million.

The cost savings measures implemented during 2008 and the first quarter of 2009 were expected to result in incremental cost savings estimated at $56.0 million to $61.0 million in 2009. Including the expected benefits from the cost savings related to the May 2009 initiatives discussed above, the Company currently estimates that the incremental cost savings to be achieved in 2009 are approximately $70.0 million.

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three months ended March 31, 2009 and 2008:

	Three Months
	Ended
	March 31,
	2009	2008

Total restructuring, integration and asset impairment charges	$6,585	$2,555
After tax impact	$3,959	$1,740
Per share impact	$0.14	$0.06

The charges taken during the three months ended March 31, 2009 primarily represent costs related to the Company’s headcount reductions and facility closures, as previously discussed, and integration costs of approximately $1.1 million primarily related to the Company’s recent acquisitions, which are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Further discussion of the restructuring, integration and asset impairment activities are included in the results of operations, which follows, as well as in Note 8 to the Condensed Consolidated Financial Statements.

Results of Operations

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

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$22,681	13%	$47,270	23%	$(24,589)	(52)%
Virtual Dataroom (“VDR”) services	2,890	2	3,044	1	(154)	(5)

Total capital markets services revenue	25,571	15	50,314	24	(24,743)	(49)
Shareholder reporting services revenue:
Compliance reporting	45,348	27	53,448	26	(8,100)	(15)
Investment management	45,498	27	48,066	23	(2,568)	(5)
Translation services	3,387	2	4,033	2	(646)	(16)

Total shareholder reporting services revenue	94,233	56	105,547	51	(11,314)	(11)

Marketing communications services revenue	41,769	25	43,480	21	(1,711)	(4)
Commercial printing and other revenue	7,532	4	9,426	4	(1,894)	(20)

Total revenue	169,105	100	208,767	100	(39,662)	(19)
Cost of revenue	(110,070)	(65)	(138,163)	(66)	28,093	20

Gross profit	59,035	35	70,604	34	(11,569)	(16)
Selling and administrative expenses	(46,085)	(27)	(57,962)	(28)	11,877	20

Segment profit	$12,950	8%	$12,642	6%	$308	2%

Revenue

Total revenue decreased $39,662, or 19%, to $169,105 for the three months ended March 31, 2009 as compared to the same period in 2008. The decline in revenue is primarily attributed to a significant decrease in capital markets revenue as compared to the same period in 2008 resulting from the continued weakness in overall capital markets activity. Overall capital markets activity during the first quarter of 2009 reflects reduced levels of IPO and M&A transactions as compared to the same period in 2008. During the three months ended March 31, 2009 there were only two market-wide priced IPOs as compared to 26 transactions occurring during the same period in 2008. During the first quarter of 2009 there were 25 market-wide M&A transactions as compared to 32 during the same period in 2008. As such, revenue from capital markets decreased $24,743, or 49%, during the three months ended March 31, 2009 as compared to the same period in 2008. The Company’s transactional revenue from capital markets activity for the first quarter of 2009 ($22,681) was at its lowest quarterly level since the mid 1990’s. Included in capital markets revenue for the three months ended March 31, 2009 is $2,890 of revenue related to the Company’s VDR services, which decreased slightly as compared to the same period in 2008 as a result of the overall decline in IPO and M&A activity.

Shareholder reporting services revenue decreased $11,314, or 11%, to $94,233 for the three months ended March 31, 2009 as compared to the same period in 2008. Compliance reporting revenue decreased approximately 15% for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in revenue from compliance reporting services was primarily attributable to (i) fewer filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. During the three months ended March 31, 2009 the number of Form 10-Ks that were filed industry-wide decreased by approximately 1,400 filings, or approximately 16% as compared to the same period in 2008. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset-backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public during these current economic conditions. Investment management revenue decreased approximately 5% for the three months ended March 31, 2009 as compared to the same period in 2008, primarily resulting from (i) lower revenue due to competitive pricing pressure; (ii) non-recurring work in 2008; and (iii) the timing of certain jobs in 2009. These declines were partially offset by the addition of new clients and increases in print volumes for certain existing customers in 2009. Translation services revenue decreased 16% for the three months ended March 31, 2009 as compared to the same period in 2008, primarily a result of competitive pricing pressure and less activity in 2009.

Marketing communications services revenue decreased $1,711, or 4%, during the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a decline in revenue generated by the loss of certain accounts during 2008 in connection with the transition of acquired businesses, which had an adverse impact on the results for the three months ended March 31, 2009 as compared to the same period in 2008 and lower activity levels and volumes from existing customers, as companies reduced marketing spending in the current economic downturn. The decrease in marketing communications services revenue is partially offset by the addition of revenue from the acquisition of RSG, which was acquired in April 2008.

Commercial printing and other revenue decreased approximately 20% for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to lower volumes and activity levels as a result of the current economic conditions, and competitive pricing pressure in 2009.

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$145,216	86%	$170,399	82%	$(25,182)	(15)%
International	23,889	14	38,368	18	(14,479)	(38)

Total revenue	$169,105	100%	$208,767	100%	$(39,662)	(19)%

Revenue from the domestic market decreased 15% to $145,216 for the three months ended March 31, 2009, compared to $170,399 for the three months ended March 31, 2008. This decrease is primarily due to the reduction in capital markets and shareholder reporting services revenue as discussed above.

Revenue from the international markets decreased 38% to $23,889 for the three months ended March 31, 2009, as compared to $38,368 for the three months ended March 31, 2008. The decline in revenue from international markets primarily reflects a reduction in international capital markets activity in 2009 and the aforementioned decline in overall shareholder reporting services revenue. Also contributing to the decrease in revenue from international markets was the improvement in the U.S. dollar during the three months ended March 31, 2009 as compared to the same period in 2008. At constant exchange rates, revenue from the international markets decreased $8,921, or 23%, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Gross Profit

Gross profit decreased $11,569, or 16%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in gross profit was due to the significant decline in total revenue, as previously discussed. Gross margin percentage improved to 35% for the three months ended March 31, 2009 as compared to 34% for the same period in 2008. Historically capital markets services revenue has been the Company’s most profitable class of service. Although the percentage of revenue derived from transactional activity in the capital markets decreased significantly during the three months ended March 31, 2009, the Company’s gross profit margin improved as compared to the same period in 2008, a direct result of the Company’s cost savings measures and more efficient operating model. Also contributing to the improvement in the gross margin percentage is the improvement in margins from the Company’s recent acquisitions, as the Company realizes the benefit of the integration and consolidation of the acquired companies’ operations into Bowne’s existing operations.

Selling and Administrative Expenses

Selling and administrative expenses decreased $11,877, or 20%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in payroll, incentive compensation and expenses directly associated with sales, such as commissions, and is also due to the favorable impact of the Company’s recent cost savings measures, including savings resulting from the Company’s headcount reductions that occurred during the past twelve months, the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year and the Company’s reduction in travel and entertainment spending. Also contributing to the decrease in selling and administrative expenses was a decrease in compensation expense recognized under the Company’s equity incentive plans. During the three months ended March 31, 2008 the Company recognized costs of approximately $1.1 million under the Company’s Long-Term Equity Incentive Plan that was settled in March 2008. There were no such payments in 2009 under the Company’s 2008 Equity Incentive Plan, which is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Offsetting the decrease in equity-based compensation for the three months ended March 31, 2009 as compared to the same period in 2008 was a $457 increase in compensation expense recognized for stock options as a result of the voluntary surrender and cancellation of a portion of the Company’s stock options held by certain officers during the first quarter of 2009, which is discussed further in Note 4 to the Condensed Consolidated Financial Statements. Partially offsetting the decrease in selling and administrative expenses was an increase in bad debt expense for the three months ended March 31, 2009 of approximately $0.5 million as compared to the same period in 2008, primarily a result of the current economic conditions, and an increase in pension costs of approximately $1.2 million as compared to the prior year. As a percentage of revenue, overall selling and administrative expenses improved to 27% for the three months ended March 31, 2009 as compared to 28% for the same period in 2008.

Segment Profit

As a result of the foregoing, segment profit (as defined in Note 12 to the Condensed Consolidated Financial Statements) increased 2% for the three months ended March 31, 2009 as compared to 2008 and segment profit as a percentage of revenue increased to approximately 8% for the three months ended March 31, 2009 as compared to 6% for the same period in 2008. The increase in segment profit and the improvement in segment profit margin for the three months ended March 31, 2009 reflects the benefits of the aforementioned cost savings measures taken by the Company and the substantial improvements in segment profit margin from the Company’s recently acquired businesses. Refer to Note 12 of the Condensed Consolidated Financial Statements for additional segment financial information and reconciliation of segment profit to income from continuing operations before income taxes.

Other Factors Affecting Net Income

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Depreciation	$(7,401)	(4)%	$(6,630)	(3)%	$(771)	(12)%
Amortization	$(1,367)	(1)%	$(588)	—	$(779)	(132)%
Restructuring, integration and asset impairment charges	$(6,585)	(4)%	$(2,555)	(1)%	$(4,030)	(158)%
Interest expense	$(867)	(1)%	$(2,283)	(1)%	$1,416	62%
Other income, net	$743	—	$766	—	$(23)	(3)%
Income tax benefit (expense)	$659	—	$(64)	—	$723	1,130%
Effective tax rate	26.1%		4.7%
Loss from discontinued operations	$(92)	—	$(578)	—	$486	84%

Depreciation and amortization expense increased for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to depreciation and amortization expense recognized in 2009 related to the Company’s recent acquisitions which are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The increase in depreciation expense was partially offset by decreases in depreciation expense recognized for the three months ended March 31, 2008 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the three months ended March 31, 2009 were $6,585 as compared to $2,555 for the same period in 2008. The charges incurred during the three months ended March 31, 2009 primarily represent costs related to the Company’s headcount reductions and facility consolidations, as previously discussed, and integration costs of approximately $1.1 million primarily related to the Company’s recent acquisitions. The charges incurred during the three months ended March 31, 2008 primarily consisted of: (i) integration costs primarily related to the acquisition of Alliance Data Mail Services; (ii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN; and (iii) additional workforce reductions.

Interest expense decreased $1,416, or 62%, for the three months ended March 31, 2009 as compared to the same period in 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Interest expense for the first quarter of 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had significantly lower interest rates than the Company’s $75.0 million 5.0% convertible debt that was outstanding during the first quarter of 2008. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 2.08% during the three months ended March 31, 2009.

Income tax benefit for the three months ended March 31, 2009 was $659 on pre-tax loss from continuing operations of ($2,527) compared to income tax expense of $64 on pre-tax income from continuing operations of $1,352 for the same period in 2008. Income tax expense for the three months ended March 31, 2008 included a net tax benefit of $497 resulting from the recognition of previously unrecognized tax benefits and tax benefits associated with the finalization of the Company’s 2006 state income tax returns.

The loss from discontinued operations for the three months ended March 31, 2009 was $92 as compared to $578 for the same period in 2008. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net loss for the three months ended March 31, 2009 was ($1,960) as compared to net income of $710 for the three months ended March 31, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of (loss) income from continuing operations before income taxes for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008

Domestic (United States)	$(1,588)	$3,483
International	(939)	(2,131)

(Loss) income from continuing operations before taxes	$(2,527)	$1,352

The decrease in domestic pre-tax income from continuing operations is primarily due to the substantial reduction in revenue for the three months ended March 31, 2009 as compared to the same period in 2008, as previously discussed. In addition, the domestic and international results for the three months ended March 31, 2009 include approximately $5.6 million and $1.0 million, respectively, of restructuring and integration costs. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily a result of the headcount reductions that occurred during the past twelve months at the Company’s subsidiaries in Canada and Europe. The improvement is also partially due to foreign currency gains of $771 for the three months ended March 31, 2009 as compared to foreign currency losses of $197 during the same period in 2008, a result of the improvement in the U.S. dollar compared to other currencies which began during the second half of 2008.

Liquidity and Capital Resources

	March 31,
Liquidity and Cash Flow Information:	2009	2008

Working capital	$104,588	$83,277
Current ratio	1.83:1	1.40:1
Net cash used in operating activities (for the three months ended)	$(20,641)	$(33,462)
Net cash used in investing activities (for the three months ended)	$(2,958)	$(24,448)
Net cash provided by financing activities (for the three months ended)	$22,767	$19,496
Capital expenditures	$(2,798)	$(3,942)
Acquisitions	$(195)	$(47,134)
Average days sales outstanding	72 days	67 days

Overall working capital increased $21.3 million as of March 31, 2009 as compared to March 31, 2008. Working capital as of March 31, 2008 reflects the Company’s $75.0 million convertible subordinated debentures (the “Notes”) as a current liability due to the redemption and repurchase features that were able to occur on October 1, 2008. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes. The redemption of the Notes are discussed in further detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Excluding this classification in 2008, working capital would have been $156,329, and the current ratio would have been 2.16 to 1 as of March 31, 2008.

The change in working capital from March 31, 2008 to March 31, 2009 is primarily attributed to: (i) reduced cash provided by operating activities due to lower revenue; (ii) cash used in the acquisitions of RSG (April 2008) and Capital (July 2008); (iii) cash used in the partial redemption of the Notes in October 2008 as previously discussed; (iv) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and cost savings initiatives, which is discussed in more detail in Note 8 to the Condensed Consolidated Financial Statements and in Note 9 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008; and (v) cash used for capital expenditures.

In March 2009, the Company entered into an agreement to amend its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extend its maturity to May 31, 2011. The $150.0 million Facility has been restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base will consist primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver will be based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of March 31, 2009, the Company had approximately $79.4 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2011.

The $27.0 million Term Loans are comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans require quarterly amortization payments scheduled to commence June 30, 2009. The $20.0 million Term Loan will amortize in quarterly installments of $1.67 million through March 31, 2011 with a payment of $6.66 million due at maturity in May 2011. The $7.0 million Term Loan will amortize in quarterly installments of $1.17 million over 18 months. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans. The Term Loans are secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. As of March 31, 2009 approximately $11.3 million of the Term Loans are classified as a current liability.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of March 31, 2009 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2009.

As of March 31, 2009 there was approximately $19.4 million of borrowings available under the Revolver, which was based on the Company’s borrowing base calculation as of March 31, 2009 and reflected outstanding letters of credit of approximately $9.3 million. In April 2009, it was determined that the Company no longer had an obligation to post a letter of credit for its New York City offices and as such the remaining $5.2 million outstanding on the letter of credit was returned to the Company. The reduction in the outstanding letters of credit could result in additional availability under the Revolver and will be reflected in the Company’s next borrowing base calculation, which is due on May 20, 2009. As of May 1, 2009, the Company had $90.6 million outstanding under the Revolver.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), finance future acquisitions, if any, and capital expenditures, provide for the payment of cash dividends, if any, and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the first and second quarters. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Average days sales outstanding was 72 days for the three months ended March 31, 2009 as compared to 67 days for the same period in 2008. The Company had net cash used in operating activities of $20,641 and $33,462 for the three months ended March 31, 2009 and 2008, respectively. The improvement in net cash used in operating activities for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily the result of no bonuses being paid under the Company’s incentive plans during the three months ended March 31, 2009, which was based on the Company’s 2008 operating results. The Company paid cash bonuses of approximately $13.0 million during the three months ended March 31, 2008, which was based on the Company’s 2007 operating results. Also contributing to the decrease in cash used in operating activities were net cash refunds for income taxes of $9,556 received during the three months ended March 31, 2009 as compared to income taxes paid of $1,156 during the three months ended March 31, 2008 and increased collections of the Company’s accounts receivable during the first quarter of 2009 as compared to 2008. Offsetting the decrease in cash used in operating activities was an increase in cash used to pay restructuring and integration expenses during the three months ended March 31, 2009 as compared to the same period in 2008. Overall, cash used in operating activities improved by $12,821 from March 31, 2008 to March 31, 2009.

Net cash used in investing activities was $2,958 for the three months ended March 31, 2009 as compared to $24,448 for the three months ended March 31, 2008. The change from 2008 to 2009 was primarily due to the Company’s acquisition of GCom in February 2008 for $47,134. During the first quarter of 2009, the Company paid $195 for the settlement of the working capital related to the acquisition of Capital, which was acquired in July 2008. Partially offsetting the decrease in cash used for investing activities was an increase in the net proceeds received from the sale of marketable securities during the three months ended March 31, 2008 as compared to 2009, as a result of the Company liquidating a significant portion of its investments in auction rate securities in 2008. Capital expenditures for the three months ended March 31, 2009 were $2,798 as compared to $3,942 for the same period in 2008.

Net cash provided by financing activities was $22,767 for the three months ended March 31, 2009 as compared to $19,496 for the same period in 2008. Net borrowings under the Company’s credit facility were relatively consistent for each period. The borrowings for the three months ended March 31, 2009 have been reported net of debt issuance costs related to the amendment and extension of the Facility of approximately $3.9 million which were paid as of March 31, 2009. Contributing to the increase in cash provided by financing activities for the three months ended March 31, 2009 as compared to the same period in 2008 was the suspension of cash dividends paid to shareholders. In February 2009, the Company issued a stock dividend to its shareholders equivalent to $0.055 per share, which was based on the average sales price of the Company’s common stock for the 30-day trading period prior to the dividend record date, and equated to 0.012 shares of the Company’s common stock held as of the dividend record date. Cash dividends paid to shareholders amounted to $1,447 for the three months ended March 31, 2008. The payment of dividends in cash is limited under the terms of the Facility.

2009 Outlook

Given the volatility in the capital markets and the nature of its business, the Company is not adjusting its annual guidance. This is consistent with the Company’s policy of not adjusting annual guidance unless it believes the actual results will be materially outside the range provided.

The Company expects overall operating performance will be in the range of the full year guidance previously provided in the Company’s annual report on Form 10-K for the year ended December 31, 2008. These forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements and the accounting pronouncements adopted by the Company during the three months ended March 31, 2009 are included in Note 2 to the Condensed Consolidated Financial Statements.

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

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations, revolving credit agreement and short-term investment portfolio.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 Notes consist of fixed rate instruments, and therefore, would not be significantly impacted by changes in interest rates. The terms of the Company’s Revolver and Term Loans are discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements. As of March 31, 2009, the Company had $79.4 million of borrowings outstanding under its Revolver and $27.0 million of Term Loans. During the three months ended March 31, 2009, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 2.08%. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $252 for the three months ended March 31, 2009 based on the average outstanding balances under the credit facility during the quarter. Interest rates on the Company’s amended credit facility are higher than the rates under the previous facility. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans. Therefore the Company expects interest expense to be higher in subsequent periods.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected negative translation adjustments of $1,427 and $350 in its Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2009 and 2008, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected net transaction gains (losses) of $771 and ($197) in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, respectively. These gains (losses) are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.3 million as of March 31, 2009, primarily consisting of auction rate securities. As of March 1, 2009, investments in auction rate securities had a par value of $3.1 million.

Uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions. Accordingly, the Company still holds these auction rate securities and is receiving interest at comparable rates for similar securities. These investments are insured against a loss of principal and interest.

Based on the Company’s ability to access cash and other short-term investments, its expected operating cash flows and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will have a material effect on the Company’s liquidity or working capital.

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. As a result of the significant decline in worldwide capital markets in 2008, the value of the investments held by the Company’s Plan substantially decreased through December 31, 2008, the Company’s measurement date. Based on current estimates, the Company expects to contribute approximately $6.0 million to its Plan in 2009. However, further declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

The Company’s stock price was adversely impacted by the current global economic crisis throughout 2008 and the first quarter of 2009. If the price of Bowne common stock remains depressed, it could result in an impairment of the Company’s goodwill. Bowne stock’s value is dependent upon continued future growth in demand for the Company’s services and products. If such growth does not materialize or the Company’s forecasts are significantly reduced, the Company could be required to recognize an impairment of its goodwill in future interim periods.

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

In May 2009, the Company announced that it has implemented additional initiatives to achieve approximately $20.0 million in annualized cost savings through further reductions in its workforce and facility costs, as part of its continued focus on improving its cost structure and realizing operating efficiencies. These cost reductions are in addition to the cost savings initiatives taken during the past several years and the first quarter of 2009 and include the elimination of a total of approximately 250 positions, or approximately 8% of the Company’s total headcount. The Company estimates that the related restructuring charges resulting from these actions will result in a second quarter pre-tax charge of $7.0 million to $8.0 million and cost savings in 2009 of approximately $10.0 million to $11.0 million.

The cost savings measures implemented during 2008 and the first quarter of 2009 were expected to result in incremental cost savings estimated at $56.0 million to $61.0 million in 2009. Including the expected benefits from the cost savings related to the May 2009 initiatives discussed above, the Company currently estimates that the incremental cost savings to be achieved in 2009 are approximately $70.0 million.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

Date: May 11, 2009	/s/ DAVID J. SHEA David J. Shea Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	/s/ JOHN J. WALKER John J. Walker Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2009	/s/ RICHARD BAMBACH JR. Richard Bambach Jr. Vice President and Corporate Controller (Principal Accounting Officer)