Form 10-K/A
period 2008-12-31
BOWNE & CO INC
filed 2009-07-31
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 15, 2009. Part III, Items 10-12

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) is to voluntarily revise our disclosures to eliminate certain non-GAAP disclosures and make certain other clarifying changes and minor revisions to disclosures included in the Form 10-K. This 10-K/A also reflects the financial statements included in the Form 8-K that was filed on July 16, 2009 which reflects the Company’s retrospective adoption of Financial Accounting Standards Board Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

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

Overall, the Company generated revenue of approximately $766.6 million in 2008, $850.6 million in 2007, and $833.7 million in 2006. Further information regarding revenue, operating results, identifiable assets and capital spending attributable to the Company’s operations for the calendar years 2008, 2007 and 2006 are shown in Note 19 to the Consolidated Financial Statements. The Company’s previous year’s segment information has been restated to conform to the current year’s presentation of one reportable segment.

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

	Year
	Lease		Square
Location	Expires	Description	Footage

5 Henderson Drive West Caldwell, NJ	2014	Digital printing plant and general office space.	211,000
55 Water Street New York, NY	2026	Customer service center, general office space, and corporate headquarters.	143,000
2130-2134 French Settlement Dallas, TX 75212	2009	Digital printing plant and general office space.	99,200
111 Lehigh Drive Fairfield, NJ	2014	Warehouse space.	93,600
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	71,000
13527 Orden Drive Santa Fe Springs, CA	2011	Digital printing plant and general office space.	60,000
1570 Northside Drive Atlanta, GA	2009	Customer service center, composition, printing plant and general office space.	51,000
5 Cornell Place Carson, CA	2009	Offset printing and general office space.	49,500
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	36,000
140 East 45th Street New York, NY	2014	Customer service center and general office space.	35,000
2 Braxton Way Concordsville, PA	2013	Customer service center and general office space.	30,000
1 London Wall London, England	2021	Customer service center and general office space.	16,500
5021 Nimtz Parkway South Bend, IN	Owned	Digital and offset printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Digital and offset printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Digital and offset printing plant, customer service center, composition and general office space.	110,000
1931 Market Center Blvd. Dallas, TX	Owned	Customer service center, composition and general office space.	75,000
411 D Street Boston, MA	Owned	Digital and offset printing plant, customer service center, composition and general office space.1	73,000
1241 Superior Avenue Cleveland, OH	Owned	Customer service center, composition and general office space.	73,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

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

Item 6.	Selected Financial Data

Five-Year Financial Summary

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Operating Data
Revenue	$766,645	$850,617	$833,734	$668,667	$639,402
Expenses:
Cost of revenue	525,047	531,230	543,502	429,302	398,704
Selling and administrative	208,374	242,118	224,011	187,151	193,195
Depreciation	28,491	27,205	25,397	25,646	25,372
Amortization	4,606	1,638	534	—	—
Restructuring charges, integration costs and asset impairment charges	39,329	17,001	14,159	10,410	7,738
Gain on sale of building	—	—	—	—	896
Purchased in-process research and development	—	—	958	—	—

Operating (loss) income	(39,202)	31,425	25,173	16,158	15,289
Interest expense	(8,495)	(8,320)	(8,046)	(7,434)	(12,452)
Loss on extinguishment of debt	—	—	—	—	(8,815)
Loss on sale of marketable securities	—	—	—	(7,890)	—
Gain on sale of equity investment	—	9,210	—	—	—
Other income (expense), net	5,561	1,127	3,340	1,537	(39)

(Loss) income from continuing operations before income taxes	(42,136)	33,442	20,467	2,371	(6,017)
Income tax benefit (expense)	11,728	(7,890)	(9,811)	(3,623)	796

(Loss) income from continuing operations	$(30,408)	$25,552	$10,656	$(1,252)	$(5,221)

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data and current ratio)

Balance Sheet Data
Current assets	$202,453	$310,222	$298,291	$369,995	$308,299
Current liabilities	$109,884	$198,385	$128,527	$139,100	$157,387
Working capital	$92,569	$111,837	$169,764	$230,895	$150,912
Current ratio	1.84:1	1.56:1	2.32:1	2.66:1	1.96:1
Plant and equipment, net	$130,149	$121,848	$132,784	$106,944	$93,997
Total assets	$480,749	$508,002	$513,055	$559,255	$656,249
Total debt	$89,194	$74,870	$71,073	$66,115	$62,395
Stockholders’ equity	$186,583	$251,952	$238,483	$315,085	$384,861
Per Share Data
(Loss) earnings per share from continuing operations:
Basic	$(1.11)	$0.91	$0.34	$(0.04)	$(0.15)
Diluted	$(1.11)	$0.88	$0.34	$(0.04)	$(0.15)
Dividends	$0.22	$0.22	$0.22	$0.22	$0.22

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

Overview

The Company’s results for the year ended December 31, 2008 reflect the unfavorable economic conditions in 2008, including the significant decline in overall capital markets activity. Total revenue declined approximately $84.0 million, or 10%, for the year ended December 31, 2008, as compared to the same period in 2007. Capital markets services revenue, which historically has been the Company’s most profitable service offering, decreased $110.2 million, or 35%, for the year ended December 31, 2008, as compared to the same period in 2007. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased $0.3 million for the year ended December 31, 2008, as compared to the same period in 2007. Marketing communications services revenue for the year ended December 31, 2008 increased by approximately $35.9 million, or 27%, as compared to the same periods in 2007, primarily as a result of the addition of revenue associated with the Company’s recent acquisitions. The Company reported diluted loss per share from continuing operations of ($1.11) for the year ended December 31, 2008, as compared to diluted earnings per share of $0.88 for the same period in 2007.

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

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for the last three years:

	2008	2007	2006
	(In thousands, except per share data)

Total restructuring, integration and asset impairment charges	$39,329	$17,001	$14,159
After tax impact	$23,235	$10,476	$8,701
Per share impact	$0.85	$0.36	$0.28

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

The following non-recurring transactions also affect the comparability of results from year to year:

During 2008, the Company recognized non-cash compensation expense of $1.1 million (approximately $0.7 million after tax), or $0.02 per share, related to its Long-Term Equity Incentive Plan (“LTEIP”) that went into effect in 2006. This amount represents the remaining compensation to be vested through the settlement of the awards in March 2008, which was based on the level of performance achieved in 2007. The plan had a three-year performance cycle with an acceleration clause that was met as of December 31,

2007 based on the 2007 operating results. During 2007, the Company recognized non-cash compensation expense of $11.2 million (approximately $6.9 million after tax), or $0.24 per share, related to the LTEIP. In 2006, the Company recognized $1.5 million (approximately $0.9 million after tax), or $0.03 per share, of expense under this plan. This plan is described further in Note 17 to the Consolidated Financial Statements.

During the fourth quarter of 2008, the Company recorded a curtailment gain on its defined benefit pension plan of approximately $1.8 million (approximately $1.1 million after tax) or $0.04 per share, resulting from reductions in the Company’s workforce during 2008, which is described in more detail in Note 12 to the Consolidated Financial Statements.

During 2007, the Company sold its shares of an equity investment and recognized a gain on the sale of $9.2 million (approximately $5.7 million after tax), or $0.20 per share, which is described further in Note 8 to the Consolidated Financial Statements.

During 2007, the Company recorded a curtailment gain of approximately $1.7 million (approximately $1.1 million after tax), or $0.04 per share, related to plan modifications associated with its postretirement benefit plan for its Canadian subsidiary, which is described further in Note 12 to the Consolidated Financial Statements.

During 2007, the Company recognized tax benefits of approximately $6.7 million, or $0.23 per share, related to the completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits, which is described further in Note 10 to the Consolidated Financial Statements.

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

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$189,737	25%	$304,431	36%	$(114,694)	(38)%
Virtual Dataroom (“VDR”) services	13,714	2	9,185	1	4,529	49

Total capital markets services revenue	203,451	27	313,616	37	(110,165)	(35)
Shareholder reporting services revenue:
Compliance reporting	171,092	22	186,005	22	(14,913)	(8)
Investment management	173,605	23	161,369	19	12,236	8
Translation services	16,932	2	14,554	2	2,378	16

Total shareholder reporting services revenue	361,629	47	361,928	43	(299)	—
Marketing communications services revenue	166,704	22	130,843	15	35,861	27
Commercial printing and other revenue	34,861	4	44,230	5	(9,369)	(21)

Total revenue	766,645	100	850,617	100	(83,972)	(10)
Cost of revenue	(525,047)	(69)	(531,230)	(62)	6,183	1
Selling and administrative expenses	(208,374)	(27)	(242,118)	(29)	33,744	14
Depreciation	(28,491)	(4)	(27,205)	(3)	(1,286)	(5)
Amortization	(4,606)	(1)	(1,638)	—	(2,968)	(181)
Restructuring, integration and asset impairment charges	(39,329)	(5)	(17,001)	(2)	(22,328)	(131)
Gain on sale of equity investments	—	—	9,210	1	(9,210)	(100)
Interest expense	(8,495)	(1)	(8,320)	(1)	(175)	(2)
Other income, net	5,561	1	1,127	—	4,434	393

(Loss) income from continuing operations before income taxes	(42,136)	(6)	33,442	4	(75,578)	(226)
Income tax benefit (expense)	11,728	2	(7,890)	(1)	19,618	249

(Loss) income from continuing operations	(30,408)	(4)	25,552	3	(55,960)	(219)
Income (loss) from discontinued operations	5,719	1	(223)	—	5,942	2,665

Net (loss) income	$(24,689)	(3)%	$25,329	3%	$(50,018)	197%

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

Cost of Revenue

Cost of revenue decreased $6,183, or 1%, for the year ended December 31, 2008 as compared to 2007 and the cost of revenue as a percentage of revenue increased to approximately 69% for the year ended December 31, 2008 as compared to 62% for the year ended December 31, 2007. The increase in cost of revenue as a percentage of revenue was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the increase in cost of revenue as a percentage of revenue is the impact of recent acquisitions, which generated higher costs as a percentage of revenue in 2008 than the Company’s historical revenue streams. Combined revenue for these acquisitions during the year ended December 31, 2008 was $80,639 with cost of revenue of $69,369, or approximately 86%. The higher cost of revenue as a percentage of revenue from these acquired businesses includes a high cost structure that remained in place for part of 2008, as the Company was in the process of completing the integration of these acquired businesses. These integrations have been substantially completed in the latter part of 2008, and the Company expects its cost of revenue as a percentage of revenue to improve as it realizes the full benefit of the recent consolidation of its facilities and operations and the completion of its integrated manufacturing platform including the integration of its recent acquisitions.

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

Other Factors Affecting Net Income

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

Interest expense increased $175, or 2%, for the year ended December 31, 2008 as compared to 2007, primarily due to interest resulting from borrowings on the Company’s revolving credit facility during 2008. Offsetting the increase in interest expense was a decrease in the interest expense accrued under the Company’s convertible subordinated debentures (the “Notes”) during the fourth quarter of 2008, as a result of the redemption of approximately $66.7 million of the Notes on October 1, 2008.

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

Income tax benefit for the year ended December 31, 2008 was $11,728 on pre-tax loss from continuing operations of ($42,136) compared to income tax expense of $7,890 on pre-tax income from continuing operations of $33,442 in 2007. The effective tax rates for the year ended December 31, 2008 and 2007 were 27.8% and 23.6%, respectively.

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

As a result of the foregoing, net loss for the year ended December 31, 2008 was ($24,689) as compared to net income of $25,329 for the year ended December 31, 2007.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of (loss) income from continuing operations before income taxes for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007

Domestic (United States)	$(45,933)	$12,293
International	3,797	21,149

(Loss) income from continuing operations before taxes	$(42,136)	$33,442

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2007	Revenue	2006	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$304,431	36%	$298,363	36%	$6,068	2%
VDR services	9,185	1	3,115	—	6,070	195

Total capital markets services revenue	313,616	37	$301,478	36	12,138	4
Shareholder reporting services revenue:
Compliance reporting	186,005	22	175,186	21	10,819	6
Investment management	161,369	19	157,235	19	4,134	3
Translation services	14,554	2	12,296	1	2,258	18

Total shareholder reporting services revenue	361,928	43	344,717	41	17,211	5
Marketing communications services revenue	130,843	15	129,266	16	1,577	1
Commercial printing and other revenue	44,230	5	58,273	7	(14,043)	(24)

Total revenue	850,617	100	833,734	100	16,883	2
Cost of revenue	(531,230)	(62)	(543,502)	(65)	12,272	2
Selling and administrative expenses	(242,118)	(29)	(224,011)	(27)	(18,107)	(8)
Depreciation	(27,205)	(3)	(25,397)	(3)	(1,808)	(7)
Amortization	(1,638)	—	(534)	—	(1,104)	(207)
Restructuring, integration and asset impairment charges	(17,001)	(2)	(14,159)	(2)	(2,842)	(20)
Purchased in-process research and development	—	—	(958)	—	958	100
Interest expense	(8,320)	(1)	(8,046)	(1)	(274)	(3)
Gain on sale of equity investment	9,210	1	—	—	9,210	100
Other income, net	1,127	—	3,340	—	(2,213)	(66)

(Loss) income from continuing operations before income taxes	33,442	4	20,467	2	12,975	63
Income tax benefit (expense)	(7,890)	(1)	(9,811)	(1)	1,921	20

(Loss) income from continuing operations	25,552	3	10,656	1	14,896	140
Loss from discontinued operations	(223)	—	(14,004)	(1)	13,781	98

Net (loss) income	$25,329	3%	$(3,348)	—%	$28,677	857%

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

Cost of Revenue

Cost of revenue decreased $12,272, or 2%, for the year ended December 31, 2007 as compared to 2006, and the cost of revenue as a percentage of revenue improved by three percentage points, to 62%, for the year ended December 31, 2008 as compared to 65% in 2006. The improvement in cost of revenue as a percentage of revenue was primarily due to the favorable impact of strategic initiatives implemented by the Company, including cost savings measures. The results for 2007 also included the favorable impact of the decrease in pension costs and the curtailment gain related to the Canadian postretirement benefit plan, which is discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

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

Other Factors Affecting Net Income

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

Income tax expense for the year ended December 31, 2007 was $7,890 on pre-tax income from continuing operations of $33,442 compared to $9,811 on pre-tax income from continuing operations of $20,467 in 2006. The effective tax rate for the year ended December 31, 2007 was 23.6%, which was significantly lower than the effective tax rate for the year ended December 31, 2006 of 47.9%, primarily due to tax benefits of approximately $6,681 related to the completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits.

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

As a result of the foregoing, net income for the year ended December 31, 2007 was $25,329 as compared to net loss of ($3,348) for the year ended December 31, 2006.

Domestic Versus International Results of Operations

Domestic (U.S.) and international components of income from continuing operations before income taxes for 2007 and 2006 were as follows:

	Years Ended December 31,
	2007	2006

Domestic (United States)	$12,293	$1,748
International	21,149	18,719

Income from continuing operations before taxes	$33,442	$20,467

The increase in domestic and international pre-tax income from continuing operations was primarily due to the favorable impact of the cost savings and strategic initiatives implemented by the Company. Also contributing to the increase in domestic pre-tax income was the improvement in operating results from the synergies obtained from the integration of Vestcom’s marketing and communications business, and the gain of $9.2 million in 2007 related to the Company’s sale of an equity investment, as previously discussed. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Liquidity and Capital Resources

Liquidity and Cash Flow Information:	2008	2007	2006

Working capital	$92,569	$111,837	$169,764
Current ratio	1.84 to 1	1.56 to 1	2.32 to 1
Net cash provided by operating activities	$6,740	$94,889	$4,110
Net cash (used in) provided by investing activities	$(63,242)	$(30,224)	$6,128
Net cash provided by (used in) financing activities	$6,928	$(46,220)	$(63,555)
Capital expenditures	$(22,119)	$(20,756)	$(28,668)
Purchases of treasury stock	$—	$(51,749)	$(68,558)
Acquisitions, net of cash acquired	$(79,495)	$(25,791)	$(32,923)
Average days sales outstanding	70	68	73

Overall working capital decreased approximately $19.3 million as of December 31, 2008 as compared to December 31, 2007. Working capital for 2007 reflects the Company’s $75.0 million convertible subordinated debentures (the “Notes”) as a current liability due to the redemption and repurchase features that were able to occur on October 1, 2008. The redemption of the Notes is discussed further below. The change in working capital from 2007 to 2008 is primarily attributed to: (i) reduced cash provided by operating activities due to lower revenue in 2008, resulting in additional borrowings under the revolving credit facility, (ii) cash used in the recent acquisitions of Alliance Data Mail Services, GCom, RSG and Capital; (iii) cash used in the partial redemption of the Notes as discussed further below; (iv) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and the Company’s reorganization, which is discussed in more detail in Note 9 to the Consolidated Financial Statements; and (v) cash used for capital expenditures. Also, contributing to the decrease in working capital is the classification of approximately $3.1 million of auction rate securities, at par, as a noncurrent asset as of December 31, 2008, which is discussed in more detail in Note 5 to the Consolidated Financial Statements. These decreases are partially offset by a decrease in accrued employee compensation and benefits, as a result of the decrease in accrued incentive compensation as of December 31, 2008 based on the 2008 operating results and the cost savings initiatives implemented by the Company, as previously discussed.

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

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter

Long-term debt obligations(1)	$87,820	$—	$87,820	$—	$—	$—	$—
Operating lease obligations(2)	196,752	32,824	25,558	20,885	17,487	15,078	84,920
Capital lease obligations	2,230	842	605	370	356	57	—
Unconditional purchase obligations(3)	48,517	12,600	14,583	15,917	5,000	417	—

Total contractual cash obligations	$335,319	$46,266	$128,566	$37,172	$22,843	$15,552	$84,920

(1)	Includes total borrowings outstanding under the Company’s $150 million five-year senior, unsecured revolving credit facility and the balance outstanding under the Company’s convertible subordinated debentures as of December 31, 2008, as previously discussed. These amounts are classified as non-current obligations in the above table since the credit facility expires in May 2010, and the debentures may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2010, as further described in Note 11 to the Consolidated Financial Statements. The Company is in discussions with the members of its bank group to amend and extend its existing revolving credit facility. Such amendment and extension is expected to be completed in the near future. However, there is no assurance that the full amount of this facility will be amended and extended.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $7.9 million throughout the terms of the leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	Unconditional purchase obligations represent commitments for outsourced services.

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

Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. The Company estimated its current fair market value based on its market capitalization as of December 31, 2008, plus an implied control premium. Based on its market capitalization of approximately $158.6 million, an implied control premium of approximately 17.6% was needed in order for the Company’s carrying value not to exceed its estimated fair value. The Company determined that this implied control premium as of December 31, 2008 is within an acceptable range and is reasonable based upon current control premiums used in recent industry-wide transactions. Based on this analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill is not considered impaired as of December 31, 2008.

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

At December 31, 2008 and 2007, the Company had deferred tax assets in excess of deferred tax liabilities of $60,393 and $38,615, respectively. At December 31, 2008 and 2007, management determined that it is more likely than not that $56,365 and $35,034, respectively, of such assets will be realized, resulting in a valuation allowance of $4,028 and $3,581, respectively, which are related to certain net operating losses which may not be utilized in future years.

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

Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The Company adopted this FSP during the first quarter of 2009. The Company has retrospectively restated its results for the years ended December 31, 2008, 2007 and 2006 to reflect the adoption of FSP APB 14-1. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and requires retrospective application.

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

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million of Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with FSP APB 14-1 the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $5.4 million in 2008, $6.6 million in 2007 and $6.3 million in 2006. The effective interest rate for the year ended December 31, 2008 was 9.6% and was 9.5% for the years ended December 31, 2007 and 2006. Included in interest expense for these periods was additional non-cash interest expense of approximately $2.5 million in 2008, $2.9 million in 2007 and $2.6 million in 2006, as a result of the adoption of this FSP.

The following table illustrates the impact of adopting FSP APB 14-1 on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share:

	Years Ended December 31,
	2008	2007	2006

Impact on income (loss) from continuing operations before income taxes	$(2,476)	$(2,887)	$(2,569)
Impact on income (loss) continuing operations	$(1,522)	$(1,775)	$(1,580)
Impact on basic earnings (loss) per share from continuing operations	$(0.06)	$(0.06)	$(0.05)
Impact on diluted earnings (loss) per share from continuing operations	$(0.06)	$(0.02)	$(0.05)
Impact on net income (loss)	$(1,522)	$(1,775)	$(1,580)
Impact on basic earnings (loss) per share	$(0.06)	$(0.06)	$(0.05)
Impact on diluted earnings (loss) per share	$(0.06)	$(0.02)	$(0.05)

As of December 31, 2008 the carrying value of the Amended Notes amounted to approximately $7.5 million and is classified as noncurrent liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2007, the carrying value of the Notes amounted to approximately $72.1 million and is classified as current liabilities in the accompanying Consolidated Balance Sheet. The classification of the Notes is discussed in more detail in Note 11 to the Consolidated Financial Statements.

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

In February 2008, the FASB issued FASB FSP No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In October 2008, the FASB issued FASB FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”, which became effective for us immediately. This standard clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. The FSP amends SFAS No. 132 (revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of the FSP in the Company’s annual report on form 10-K for the year ended December 31, 2009, and does not anticipate that this standard will have a material impact on its financial statements.

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

As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” as of January 1, 2007, and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” as of January 1, 2008. As discussed in Note 21 to the consolidated financial statements, the Company retrospectively adopted Financial Accounting Standards Board Staff Position APB 14-1, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and, accordingly, adjusted the previously issued consolidated balance sheets as of December 31, 2008 and 2007 and related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.

/s/ KPMG LLP

New York, New York
March 16, 2009, except for Note 21,
which is as of July 16, 2009

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	As Adjusted	As Adjusted	As Adjusted
	(Note 21)	(Note 21)	(Note 21)
	(In thousands, except per share information)

Revenue	$766,645	$850,617	$833,734
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	525,047	531,230	543,502
Selling and administrative (exclusive of depreciation and amortization shown below)	208,374	242,118	224,011
Depreciation	28,491	27,205	25,397
Amortization	4,606	1,638	534
Restructuring charges, integration costs and asset impairment charges	39,329	17,001	14,159
Purchased in-process research and development	—	—	958

	805,847	819,192	808,561

Operating (loss) income	(39,202)	31,425	25,173
Interest expense	(8,495)	(8,320)	(8,046)
Gain on sale of equity investment	—	9,210	—
Other income, net	5,561	1,127	3,340

(Loss) income from continuing operations before income taxes	(42,136)	33,442	20,467
Income tax benefit (expense)	11,728	(7,890)	(9,811)

(Loss) income from continuing operations	(30,408)	25,552	10,656
Discontinued operations:
Gain on sale of subsidiaries, net of tax	—	—	3,831
Income (loss) from discontinued operations, net of tax	5,719	(223)	(17,835)

Net income (loss) from discontinued operations	5,719	(223)	(14,004)

Net (loss) income	$(24,689)	$25,329	$(3,348)

(Loss) earnings per share from continuing operations:
Basic	$(1.11)	$0.91	$0.34
Diluted	$(1.11)	$0.88	$0.34
Earnings (loss) per share from discontinued operations:
Basic	$0.21	$(0.01)	$(0.45)
Diluted	$0.21	$(0.01)	$(0.45)
Total (loss) earnings per share:
Basic	$(0.90)	$0.90	$(0.11)
Diluted	$(0.90)	$0.87	$(0.11)

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	As Adjusted	As Adjusted
	(Note 21)	(Note 21)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$11,524	$64,941
Marketable securities	193	38,805
Accounts receivable, less allowances of $5,178 (2008) and $4,302 (2007)	116,773	134,489
Inventories	27,973	28,789
Prepaid expenses and other current assets	45,990	43,198

Total current assets	202,453	310,222
Marketable securities, noncurrent	2,942	—
Property, plant and equipment at cost, less accumulated depreciation of $258,425 (2008) and $248,372 (2007)	130,149	121,848
Other noncurrent assets:
Goodwill	50,371	35,835
Intangible assets, less accumulated amortization of $6,781 (2008) and $2,203 (2007)	41,824	9,616
Deferred income taxes	44,368	23,986
Other	8,642	6,495

Total assets	$480,749	$508,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$842	$73,035
Accounts payable	47,776	36,136
Employee compensation and benefits	19,181	41,092
Accrued expenses and other obligations	42,085	48,122

Total current liabilities	109,884	198,385
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	88,352	1,835
Deferred employee compensation	75,868	36,808
Deferred rent	19,039	18,497
Other	1,023	525

Total liabilities	294,166	256,050

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, Issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 43,209,432 shares and outstanding 26,977,671 shares, net of treasury shares of 16,231,761 (2008); Issued 43,165,282 shares and outstanding 26,306,707 shares, net of treasury shares of 16,858,575 (2007)	432	432
Additional paid-in capital	119,676	128,548
Retained earnings	316,411	347,329
Treasury stock, at cost 16,231,761 shares (2008) and 16,858,575 shares (2007)	(216,437)	(225,751)
Accumulated other comprehensive (loss) income, net	(33,499)	1,394

Total stockholders’ equity	186,583	251,952

Total liabilities and stockholders’ equity	$480,749	$508,002

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	As Adjusted	As Adjusted	As Adjusted
	(Note 21)	(Note 21)	(Note 21)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(24,689)	$25,329	$(3,348)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (income) loss from discontinued operations	(5,719)	223	14,004
Depreciation	28,491	27,205	25,397
Amortization	4,606	1,638	534
Purchased in-process research and development	—	—	958
Asset impairment charges	631	6,588	2,550
Gain on sale of equity investment	—	(9,210)	—
Provision for doubtful accounts	2,954	838	1,419
Non-cash stock compensation	4,104	13,064	3,175
Deferred income tax (benefit) provision	(6,456)	3,526	(1,474)
Tax benefit of stock option exercises	283	1,806	999
Excess tax benefits from stock-based compensation	(221)	(846)	(184)
Other	201	1,140	2,810
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	23,778	30,046	(14,079)
Inventories	2,387	497	2,686
Prepaid expenses and other current assets	(4,122)	(3,170)	(3,213)
Accounts payable	12,113	(8,095)	5,018
Employee compensation and benefits	(19,716)	7,094	(9,039)
Accrued expenses and other obligations	(10,610)	1,291	(21,768)
Net cash used in operating activities of discontinued operations	(1,275)	(4,075)	(2,335)

Net cash provided by operating activities	6,740	94,889	4,110

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,119)	(20,756)	(28,668)
Purchases of marketable securities	(5,141)	(57,400)	(61,100)
Proceeds from sales of marketable securities	40,600	61,200	109,314
Proceeds from the sale of fixed assets	1,345	222	248
Proceeds from the sale of subsidiaries, net	1,049	—	6,738
Acquisitions of businesses, net of cash acquired	(79,495)	(25,791)	(32,923)
Proceeds from the sale of equity investment	519	10,817	—
Net cash provided by investing activities of discontinued operations	—	1,484	12,519

Net cash (used in) provided by investing activities	(63,242)	(30,224)	6,128

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	138,000	1,000	—
Redemption of convertible subordinated debentures	(66,680)	—	—
Payment of borrowings under revolving credit facility and capital lease obligations	(59,485)	(1,948)	(821)
Proceeds from stock options exercised	766	11,714	12,533
Payment of dividends	(5,894)	(6,083)	(6,680)
Purchase of treasury stock	—	(51,749)	(68,558)
Excess tax benefits from stock-based compensation	221	846	184
Other	—	—	(113)
Net cash used in financing activities of discontinued operations	—	—	(100)

Net cash provided by (used in) financing activities	6,928	(46,220)	(63,555)

Effect of exchange rate on cash flows and cash equivalents	(3,843)	3,510	(536)

Net (decrease) increase in cash and cash equivalents	(53,417)	21,955	(53,853)
Cash and Cash Equivalents — Beginning of year	64,941	42,986	96,839

Cash and Cash Equivalents — End of year	$11,524	$64,941	$42,986

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31, 2008, 2007 and 2006
	As Adjusted (Note 21)
				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2005	$419	$93,478	$337,521	$(2,681)	$(113,652)	$315,085
Comprehensive income (loss):
Net loss			(3,348)			(3,348)
Foreign currency translation adjustment				737		737
Pension liability adjustment (net of tax)				34		34

Comprehensive loss						(2,577)

Cash dividends ($0.22 per share)			(6,680)			(6,680)
Purchase of treasury stock					(68,558)	(68,558)
Non-cash stock compensation and deferred stock conversions		1,923			1,252	3,175
Reclassification of deferred stock compensation		1,349			(1,349)	—
Exercise of stock options	6	8,121			4,406	12,533
Tax benefit of stock option exercises		999				999
Adjustment to initially adopt the provisions of SFAS 158 (net of tax)				(15,494)		(15,494)

Balance at December 31, 2006	$425	$105,870	$327,493	$(17,404)	$(177,901)	$238,483
Adjustment to initially adopt the provisions of FIN 48			590			590
Comprehensive income (loss):
Net income			25,329			25,329
Foreign currency translation adjustment				7,579		7,579
Pension liability adjustment (net of tax)				11,223		11,223
Unrealized loss on marketable securities (net of tax)				(4)		(4)

Comprehensive income						44,127

Cash dividends ($0.22 per share)			(6,083)			(6,083)
Purchase of treasury stock					(51,749)	(51,749)
Non-cash stock compensation and deferred stock conversions		12,106			958	13,064
Exercise of stock options	7	8,766			2,941	11,714
Tax benefit of stock option exercises		1,806				1,806

Balance at December 31, 2007	$432	$128,548	$347,329	$1,394	$(225,751)	$251,952
Comprehensive income (loss):
Net loss			(24,689)			(24,689)
Foreign currency translation adjustment				(11,788)		(11,788)
Pension liability adjustment (net of tax)				(23,000)		(23,000)
Unrealized loss on marketable securities (net of tax)				(105)		(105)

Comprehensive loss						(59,582)

Cash dividends ($0.22 per share)			(5,894)			(5,894)
Non-cash stock compensation, deferred stock conversions and dividend reinvestments		3,983	(335)		456	4,104
Exercise of stock options		441			325	766
Tax benefit of stock option exercises		283				283
Settlement of long-term equity incentive plan		(14,242)			8,533	(5,709)
Debt discount		663				663

Balance at December 31, 2008	$432	$119,676	$316,411	$(33,499)	$(216,437)	$186,583

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company estimated its current fair market value based on its market capitalization as of December 31, 2008, plus an implied control premium. Based on its market capitalization of approximately $158.6 million as of December 31, 2008, an implied control premium of approximately 17.6% was needed in order for the Company’s carrying value not to exceed its estimated fair value. The Company determined that this implied control premium as of December 31, 2008 is within an acceptable range and is reasonable based upon control premiums used in recent industry-wide transactions. Based on this analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill is not considered impaired as of December 31, 2008.

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

The Company has acquired certain identifiable intangible assets in connection with its recent acquisitions. These identifiable intangible assets primarily consist of the value associated with customer relationships and technology. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“SFAS 144”), identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures potential impairment loss by utilizing an undiscounted cash flow valuation technique. To the extent that the undiscounted future cash flows were to decline substantially, an impairment charge could result. No impairment charge related to the carrying value of the Company’s intangible assets was identified in 2008 based on our analysis prepared in accordance with SFAS 144. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the Company’s consolidated results of operations or financial position could be materially impacted. The Company also periodically evaluates the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding and includes deferred stock units. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted (loss) earnings per share for the years ended December 31, 2008, 2007 and 2006 were 2,781,301, 2,032,897 and 3,455,734, respectively, since their effect would have been anti-dilutive during the respective periods. In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, (“EITF 04-08”), the weighted-average diluted shares outstanding for all periods presented excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2008	2007	2006

Average shares outstanding — basic	27,476,714	28,160,707	31,143,466
Potential dilutive effect of stock-based awards	—	822,333	307,355

Average shares outstanding — diluted	27,476,714	28,983,040	31,450,821

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

Fair Value of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS 157”) for financial assets and liabilities effective January 1, 2008. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, however, it applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory. The Company elected not to adopt the provisions of SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”) for its financial instruments that are not required to be measured at fair value.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	December 31, 2008				December 31, 2007
	Carrying	Fair Value Measurements			Carrying	Estimated Fair
	Value	Total	Level 1	Level 2	Value	Value

Financial Assets:
Cash and cash equivalents(1)	$11,524	$11,524	$11,524	$—	$64,941	$64,941
Marketable securities(2)	3,135	3,135	193	2,942	38,805	38,805

Total financial assets	$14,659	$14,659	$11,717	$2,942	$103,746	$103,746

Financial Liabilities:
Convertible subordinated debentures(3)	$7,464	$7,841	$—	$7,841	$72,112	$77,387
Senior revolving credit facility(4)	79,500	74,412	—	74,412	—	—

Total financial liabilities	$86,964	$82,253	$—	$82,253	$72,112	$77,387

(1)	Included in cash and cash equivalents are money market funds of $2,762 and $17,498 as of December 31, 2008 and 2007, respectively.

(2)	Included in marketable securities are auction rate securities of $2,942 and $38,700 as of December 31, 2008 and 2007, respectively.

(3)	Included in long-term debt as of December 31, 2008 and included in the current portion of long-term debt as of December 31, 2007.

(4)	Included in long-term debt in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of December 31, 2008: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as described further in Note 5 to the Consolidated Financial Statements; (iii) the carrying value of the liability under the revolving credit agreement reflects the terms under the current facility, and the fair value of the liability under the revolving credit agreement is based on current interest rates obtained for similar debt; and (iv) the carrying value of the Company’s convertible debentures are carried at net present value, and the fair value disclosed is based on estimated market values for similar debt without conversion features as of each reporting date.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). The Company adopted this FSP during the first quarter of 2009. The Company has retrospectively recasted its results for the years ended December 31, 2008, 2007 and 2006 to reflect the adoption of FSP APB 14-1. The adoption of FSP APB 14-1 is discussed in more detail in Note 21.

In September 2006, the FASB issued SFAS 157, which provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. SFAS 157 does not require new fair value measurements and was effective for financial assets and financial liabilities within its scope for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope in January 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

In February 2008, the FASB issued FASB FSP No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not anticipate that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its financial statements.

In October 2008, the FASB issued FASB FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active”, which became effective for us immediately. This standard clarifies the methods employed in determining the fair value for financial assets when a market for such assets is not active. The Company adopted this standard during the fourth quarter of 2008. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial statements and is discussed in more detail in Note 1 to the Consolidated Financial Statements.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets”. The FSP amends SFAS No. 132 (revised 2003) to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of the FSP in the Company’s annual report on form 10-K for the year ended December 31, 2009, and does not anticipate that this standard will have a material impact on its financial statements.

Note 2 — Acquisitions

Capital Systems, Inc.

On July 1, 2008, the Company acquired Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City, for $14.6 million in cash, which included working capital estimated at approximately $0.9 million. The amount of the purchased working capital as of December 31, 2008 was finalized in January 2009, resulting in an additional payment of approximately $0.2 million. The net

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash outlay for the acquisition as of December 31, 2008 was approximately $15.0 million, which includes acquisition costs of approximately $0.4 million. The excess purchase price over identifiable net tangible assets of $9.2 million is reflected as part of goodwill, intangible assets, and other assets in the Consolidated Balance Sheet as of December 31, 2008. A total of approximately $2.6 million has been allocated to goodwill, $4.0 million has been allocated to customer relationships, and is being amortized over an average estimated useful life of 8 years, and $2.6 million has been allocated to beneficial leasehold interests, and is being amortized over 6 years.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of the Company’s discontinued operations for the year ended December 31, 2006 also include the results from the Company’s discontinued litigation solutions business, which consists of: (i) the results of the Company’s document scanning and coding business until its sale in January 2006; (ii) the results of the DecisionQuest® business until its sale in September 2006, which includes the Company’s equity share of income from the joint venture investment in CaseSoft, Ltd., and the gain realized from its sale in May 2006; and (iii) the loss on the sale of DecisionQuest.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In light of the significant decline in overall capital markets activity experienced in 2008 and the uncertainty surrounding the current economic conditions, the Company reduced its workforce by approximately 670 positions in 2008, excluding the impact of headcount reductions associated with recent acquisitions, or approximately 18%, of the Company’s total headcount. These workforce reductions included a broad range of functions and were enterprise-wide. During 2008, the Company also closed its digital print facilities in Milwaukee, WI, Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. Work that was produced in these facilities has been transferred to the Company’s other facilities or moved to outsourcing providers. The related restructuring charges from these actions resulted in a pre-tax charge of approximately $24.6 million for the year ended December 31, 2008.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

The (benefit) provision for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
	2008	2007	2006

Current:
U.S. federal	$(7,763)	$(2,557)	$4,364
Foreign	1,995	5,535	4,863
State and local	496	1,386	2,058

	$(5,272)	$4,364	$11,285

Deferred:
U.S. federal	$(3,237)	$2,482	$(1,887)
Foreign	112	1,044	126
State and local	(3,331)	—	287

	$(6,456)	$3,526	$(1,474)

The (benefit) provision for income taxes is allocated as follows:

	Years Ended December 31,
	2008	2007	2006

Continuing operations	$(11,728)	$7,890	$9,811
Discontinued operations	(5,318)	7	(6,145)

	$(17,046)	$7,897	$3,666

Domestic (United States) and international components of (loss) income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006

Domestic (United States)	$(46,751)	$19,075	$6,360
International	4,615	14,367	14,107

(Loss) income from continuing operations before taxes	$(42,136)	$33,442	$20,467

Income taxes paid (net of refunds) during the years ended December 31, 2008, 2007 and 2006 were as follows:

	Years Ended December 31,
	2008	2007	2006

Continuing operations	$1,698	$4,277	$12,396
Discontinued operations	5	211	1,082

	$1,703	$4,488	$13,478

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles income tax (benefit) expense based upon the U.S. federal statutory tax rate to the Company’s actual income tax (benefit) expense attributable to continuing operations:

	Years Ended December 31,
	2008	2007	2006

Income tax (benefit) expense based upon U.S. statutory tax rate	$(14,748)	$11,705	$7,164
State income tax (benefit) expense, net of federal benefit	(2,141)	866	916
Effect of foreign taxes	492	(1,115)	(1,195)
Permanent differences, primarily non-deductible meals and entertainment expenses	2,367	1,538	1,942
Tax impact of intercompany settlements	2,376	1,630	334
Refunds	(132)	(3,595)	—
Recognition of previously unrecognized tax benefits	(330)	(2,341)	—
Other, net	388	(798)	650

Total income tax (benefit) expense attributable to continuing operations	$(11,728)	$7,890	$9,811

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating loss carry-forwards	$6,004	$6,121
Deferred compensation and benefits	40,415	23,205
Allowance for doubtful accounts	1,428	1,111
Tax credits	7,603	1,318
Accrued expenses	10,111	8,295
Other, net	2,324	2,721

Gross deferred tax assets	67,885	42,771

Deferred tax liabilities:
Property, plant and equipment	(4,624)	(1,408)
Intangible assets	(2,868)	(2,748)

Gross deferred tax liabilities	(7,492)	(4,156)

Deferred tax asset valuation allowance	(4,028)	(3,581)

Net deferred tax asset	$56,365	$35,034

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2008	2007

Current deferred tax asset included in other current assets	$11,997	$11,048
Noncurrent deferred tax asset	44,368	23,986

	$56,365	$35,034

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no other significant changes to the Company’s unrecognized tax benefits during the year ended December 31, 2008. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax provision. A reconciliation of the beginning and ending gross amount of the Company’s unrecognized tax benefits is as follows:

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

Note 11 — Debt

The components of debt at December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007

Convertible subordinated debentures	$7,464	$72,112
Borrowings under revolving credit facility	79,500	—
Capital lease obligations	2,230	2,758

	$89,194	$74,870

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s Notes have been reduced by debt discounts of $856 and $2,888 as of December 31, 2008 and 2007, respectively, in accordance with the terms of FSP APB 14-1, which is discussed in more detail in Note 1 to the Consolidated Financial Statements.

The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company also has various capital lease obligations which are also included in long-term debt. Aggregate annual principal payments of the capital lease obligations for the next five years are: $842 in 2009, $605 in 2010, $370 in 2011, $356 in 2012 and $57 in 2013.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected rate of return on plan assets for the defined benefit pension plan was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 0.25% increase/(decrease) in the expected rate of return assumption would have (decreased)/increased the net periodic benefit cost for 2008 by $0.3 million. Since the SERP is not funded, an increase/(decrease) in the expected rate of return assumption would have no impact on the net periodic benefit cost for 2008.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Defined Contribution Plans

The Company has a 401(k) Savings Plan (the “401(k)”) which substantially all of the Company’s domestic eligible non-union employees can participate in. The 401(k) is subject to the provisions of the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ERISA Act of 1974. The Company matched 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k) for all periods presented. Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $6,992, $5,680 and $5,658 for the years ended December 31, 2008, 2007 and 2006, respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 314,486, 56,800, and 34,500 shares of the common stock of the Company during 2008, 2007 and 2006, respectively. The 401(k) held 870,415, 687,113 and 822,065 shares of the Company’s common stock at December 31, 2008, 2007 and 2006, respectively. The shares held by the 401(k) are considered outstanding in computing the Company’s basic earnings per share and dividends paid to the 401(k) are charged to retained earnings. The Company’s foreign subsidiaries contribute to various defined contribution plans. The costs related to these plans are classified as other in the net periodic benefit cost disclosure for the Company’s pension plan.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and conversion of deferred stock units into shares of stock, and the number of securities remaining available for future issuance under the Company’s plans as of December 31, 2008:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plan approved by shareholders (1999 Plan):
Stock options	2,241,401	$11.26
Restricted stock and restricted stock units	136,000		(a)
Deferred stock units	319,652		(a)
Plan not approved by shareholders (2000 Plan):
Stock options	403,900	$9.13
Deferred stock units	416,747		(a)

Total	3,517,700

(a)	Not applicable

There were no SARs or LSARs outstanding as of December 31, 2008.

The number of securities remaining available for future issuance as of December 31, 2008 is as follows:

Plans approved by shareholders (1999 Plan)	41,177
Plan not approved by shareholders (2000 Plan)	223,747

Total	264,924

The details of the stock option activity for the year ended December 31, 2008 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2008	2,362,230	$13.88
Granted	770,000	$4.05
Exercised	(68,500)	$11.19
Cancellations/Forfeitures	(418,429)	$14.82

Outstanding as of December 31, 2008	2,645,301	$10.94	$1,374
Exercisable as of December 31, 2008	1,615,676	$13.53	$—

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 18 —	Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are summarized as follows:

	December 31,
	2008	2007	2006

Foreign currency translation adjustment	$(1,925)	$9,863	$2,284
Pension liability adjustment (net of tax effect)	(31,445)	(8,445)	(19,668)
Unrealized losses on marketable securities (net of tax effect)	(129)	(24)	(20)

	$(33,499)	$1,394	$(17,404)

Note 19 —	Segment Information and Other Enterprise-Wide Disclosures

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2008	2007	2006

Revenue by source:
United States	$618,709	$658,158	$647,265
Canada	63,021	82,736	89,349
Other international, primarily Europe and Asia	84,915	109,723	97,120

	$766,645	$850,617	$833,734

	Years Ended December 31,
	2008	2007

Long-lived assets, net:
United States	$220,933	$156,825
Canada	7,414	10,580
Other international, primarily Europe and Asia	5,581	6,389

	$233,928	$173,794

Note 20 —	Subsequent events

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

Note 21 — Retrospective Adoption of FSP APB 14-1

In May 2008, the FASB issued FSP APB 14-1. The Company adopted this FSP during the first quarter of 2009. The Company has retrospectively recasted its results for the years ended December 31, 2008, 2007 and 2006 to reflect the adoption of FSP APB 14-1. In addition, Notes 1, 10, 11 and 20 to the Consolidated Financial Statements have been adjusted to present the retrospective adoption of this FSP. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional non-cash interest expense. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and requires retrospective application.

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

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million of Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with FSP APB 14-1 the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $5.4 million in 2008, $6.6 million in 2007 and $6.3 million in 2006. The effective interest rate for the year ended December 31, 2008 was 9.6% and was 9.5% for the years ended December 31, 2007 and 2006. Included in interest expense for these periods was additional non-cash interest expense of approximately $2.5 million in 2008, $2.9 million in 2007 and $2.6 million in 2006, as a result of the adoption of this FSP.

The following table illustrates the impact of adopting FSP APB 14-1 on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share:

	Years Ended December 31,
	2008	2007	2006

Impact on income (loss) from continuing operations before income taxes	$(2,476)	$(2,887)	$(2,569)
Impact on income (loss) continuing operations	$(1,522)	$(1,775)	$(1,580)
Impact on basic earnings (loss) per share from continuing operations	$(0.06)	$(0.06)	$(0.05)
Impact on diluted earnings (loss) per share from continuing operations	$(0.06)	$(0.02)	$(0.05)
Impact on net income (loss)	$(1,522)	$(1,775)	$(1,580)
Impact on basic earnings (loss) per share	$(0.06)	$(0.06)	$(0.05)
Impact on diluted earnings (loss) per share	$(0.06)	$(0.02)	$(0.05)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008 the carrying value of the Amended Notes amounted to approximately $7.5 million and is classified as noncurrent liabilities in the accompanying Consolidated Balance Sheet. As of December 31, 2007, the carrying value of the Notes amounted to approximately $72.1 million and is classified as current liabilities in the accompanying Consolidated Balance Sheet. The classification of the Notes is discussed in more detail in Note 11 to the Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

A summary of quarterly financial information for the years ended December 31, 2008 and 2007 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2008
Revenue	$208,767	$237,008	$163,956	$156,914	$766,645
Operating income (loss)	2,869	4,134	(24,356)	(21,849)	(39,202)
Income (loss) from continuing operations before income taxes	1,352	2,937	(26,084)	(20,341)	(42,136)
Income tax (expense) benefit	(64)	(1,361)	8,356	4,797	11,728

Income (loss) from continuing operations	1,288	1,576	(17,728)	(15,544)	(30,408)
(Loss) income from discontinued operations, net of tax	(578)	(285)	6,084	498	5,719

Net income (loss)	$710	$1,291	$(11,644)	$(15,046)	$(24,689)

Earnings (loss) per share from continuing operations:
Basic	$0.05	$0.06	$(0.64)	$(0.56)	$(1.11)
Diluted	$0.05	$0.06	$(0.64)	$(0.56)	$(1.11)
(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$0.22	$0.02	$0.21
Diluted	$(0.02)	$(0.01)	$0.22	$0.02	$0.21
Total earnings (loss) per share:
Basic	$0.03	$0.05	$(0.42)	$(0.54)	$(0.90)
Diluted	$0.03	$0.05	$(0.42)	$(0.54)	$(0.90)
Average shares outstanding:
Basic	27,051	27,549	27,624	27,659	27,477
Diluted	27,820	27,834	27,624	27,659	27,477

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2007
Revenue	$212,022	$262,198	$181,678	$194,719	$850,617
Operating income (loss)	12,480	24,240	1,012	(6,307)	31,425
Income (loss) from continuing operations before income taxes	10,746	22,388	(1,317)	1,625	33,442
Income tax (expense) benefit	(987)	(6,994)	1,816	(1,725)	(7,890)

Income from continuing operations	9,759	15,394	499	(100)	25,552
Income (loss) from discontinued operations, net of tax	495	(136)	(144)	(438)	(223)

Net income (loss)	$10,254	$15,258	$355	$(538)	$25,329

Earnings per share from continuing operations:
Basic	$0.34	$0.54	$0.02	$(0.00)	$0.91
Diluted	$0.32	$0.49	$0.02	$(0.00)	$0.88
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$0.02	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Total earnings per share:
Basic	$0.36	$0.54	$0.02	$(0.01)	$0.90
Diluted	$0.34	$0.49	$0.02	$(0.01)	$0.87
Average shares outstanding:
Basic	28,757	28,384	28,309	27,166	28,161
Diluted	33,253	33,171	28,933	27,166	28,983

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

(2) Financial Statement Schedule — Years Ended December 31, 2008, 2007 and 2006

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable

(3) Exhibits:

Exhibit
Number		Description

3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	Bylaws, as amended March 5, 2009 (previously filed with this Annual Report on Form 10-K)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)
4.3	—	First Supplemental Indenture, dated as of August 19, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on August 21, 2008)
4.4	—	Second Supplemental Indenture, dated as of September 18, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on September 19, 2008)
10.1	—	1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.2	—	Supplemental Executive Retirement Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.3	—	Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.4	—	2000 Stock Incentive Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.5	—	Long-Term Performance Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.6	—	Deferred Award Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.7	—	Stock Plan for Directors as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.8	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.9	—	Credit Agreement, dated as of May 11, 2005, related to $150 million revolving credit facility (incorporated by reference to Exhibit 99.1 in the Company’s current report on Form 8-K dated May 13, 2005
10.10	—	Form of Stock Option Agreement under the 1999 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.11	—	Form of Stock Option Agreement under the 2000 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.12	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.13	—	Form of Restricted Stock Unit Agreement under the 1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)

Exhibit
Number		Description

10.14	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.15	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
10.16	—	Form of Long-Term Equity Incentive Award Agreement as amended and restated effective December 31, 2008 under the 1999 Amended and Restated Incentive Compensation Plan (previously filed with this Annual Report on Form 10-K)
10.17	—	Deferred Sales Compensation Plan as amended and restated effective December 31, 2008 (previously filed with this Annual Report on Form 10-K)
10.18	—	Consulting agreement dated December 14, 2006, between the Company and Carl J. Crosetto (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-K for the year ended December 31, 2006)
10.19	—	Consulting agreement dated December 18, 2008, between the Company and Carl J. Crosetto (previously filed with this Annual Report on Form 10-K)
10.20	—	Form of 2009 Long-Term Incentive Plan agreement (previously filed with this Annual Report on Form 10-K)
21	—	Subsidiaries of the Company (previously filed with this Annual Report on Form 10-K)
23.1	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney (previously filed with this Annual Report on Form 10-K)
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2009

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board and Chief Executive Officer	July 31, 2009

* (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	July 31, 2009

* (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	July 31, 2009

* (Carl J. Crosetto)	Director	July 31, 2009

* (Douglas B. Fox)	Director	July 31, 2009

* (Marcia J. Hooper)	Director	July 31, 2009

* (Philip E. Kucera)	Director	July 31, 2009

* (Stephen V. Murphy)	Director	July 31, 2009

* (Gloria M. Portela)	Director	July 31, 2009

Signature	Title	Date

* (H. Marshall Schwarz)	Director	July 31, 2009

* (Lisa A. Stanley)	Director	July 31, 2009

* (Vincent Tese)	Director	July 31, 2009

* (Richard R. West)	Director	July 31, 2009

*By	/s/ David J. Shea
David J. Shea
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