Form 10-Q/A
period 2009-03-31
BOWNE & CO INC
filed 2009-07-31
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”) is to voluntarily revise our disclosures to eliminate certain non-GAAP disclosures and make certain other clarifying changes and minor revisions to disclosures included in the Form 10-Q. This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	30

PART II
Item 5.	Other Information	30
Item 6.	Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$10,409	$11,524
Marketable securities	183	193
Accounts receivable, less allowances of $5,448 (2009) and $5,178 (2008)	143,647	116,773
Inventories	35,721	27,973
Prepaid expenses and other current assets	40,925	45,990

Total current assets	230,885	202,453
Marketable securities, noncurrent	2,933	2,942
Property, plant and equipment at cost, less accumulated depreciation of $264,137 (2009) and $258,425 (2008)	125,384	130,149
Other noncurrent assets:
Goodwill	50,502	50,371
Intangible assets, less accumulated amortization of $8,145 (2009) and $6,781 (2008)	40,453	41,824
Deferred income taxes	46,779	44,368
Other	13,711	8,642

Total assets	$510,647	$480,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,157	$842
Accounts payable	52,321	47,776
Employee compensation and benefits	19,308	19,181
Accrued expenses and other obligations	42,511	42,085

Total current liabilities	126,297	109,884
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	103,798	88,352
Deferred employee compensation	76,452	75,868
Deferred rent	18,908	19,039
Other	690	1,023

Total liabilities	326,145	294,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, Issued 43,532,411 shares and outstanding 27,310,604 shares, net of treasury shares of 16,221,807 (2009); Issued 43,209,432 shares and outstanding 26,977,671 shares, net of treasury shares of 16,231,761 (2008)	435	432
Additional paid-in capital	121,666	119,676
Retained earnings	312,962	316,411
Treasury stock, at cost, 16,221,807 shares (2009) and 16,231,761 shares (2008)	(216,297)	(216,437)
Accumulated other comprehensive loss, net	(34,264)	(33,499)

Total stockholders’ equity	184,502	186,583

Total liabilities and stockholders’ equity	$510,647	$480,749

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

The following table illustrates the impact of adopting FSP APB 14-1 on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share for the three months ended March 31, 2009 and 2008:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Impact on income (loss) from continuing operations before income taxes	$(86)	$(774)
Impact on income (loss) from continuing operations	$(50)	$(525)
Impact on basic earnings (loss) per share from continuing operations	$(0.00)	$(0.02)
Impact on diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.02)
Impact on net income (loss)	$(50)	$(525)
Impact on basic earnings (loss) per share	$(0.00)	$(0.02)
Impact on diluted earnings (loss) per share	$(0.00)	$(0.02)

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

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

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted (loss) earnings per share for the three months ended March 31, 2009 and 2008 were 2,054,701 and 1,720,829, respectively, since their effect would have been anti-dilutive during the respective periods.

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

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2009	2008

Basic shares	27,852,927	27,051,175
Diluted shares	27,852,927	27,819,570

Note 6.	Inventories

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

Results of Operations

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$22,681	13%	$47,270	23%	$(24,589)	(52)%
Virtual Dataroom (“VDR”) services	2,890	2	3,044	1	(154)	(5)

Total capital markets services revenue	25,571	15	50,314	24	(24,743)	(49)
Shareholder reporting services revenue:
Compliance reporting	45,348	27	53,448	26	(8,100)	(15)
Investment management	45,498	27	48,066	23	(2,568)	(5)
Translation services	3,387	2	4,033	2	(646)	(16)

Total shareholder reporting services revenue	94,233	56	105,547	51	(11,314)	(11)

Marketing communications services revenue	41,769	25	43,480	21	(1,711)	(4)
Commercial printing and other revenue	7,532	4	9,426	4	(1,894)	(20)

Total revenue	169,105	100	208,767	100	(39,662)	(19)
Cost of revenue	(110,070)	(65)	(138,163)	(66)	28,093	20
Selling and administrative expenses	(46,085)	(27)	(57,962)	(28)	11,877	20
Depreciation	(7,401)	(4)	(6,630)	(3)	(771)	(12)
Amortization	(1,367)	(1)	(588)	—	(779)	(132)
Restructuring, integration and asset impairment charges	(6,585)	(4)	(2,555)	(1)	(4,030)	(158)
Interest expense	(867)	(1)	(2,283)	(1)	1,416	62
Other income, net	743	—	766	—	(23)	(3)

(Loss) income from continuing operations before income taxes	(2,527)	(2)	1,352	1	(3,879)	(287)
Income tax benefit (expense)	659	—	(64)	—	723	1,130

(Loss) income from continuing operations	(1,868)	(1)	1,288	1	(3,156)	(245)
Loss from discontinued operations	(92)	—	(578)	—	486	84

Net (loss) income	$(1,960)	(1)%	$710	1%	$(2,670)	(376)%

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

Cost of Revenue

Cost of revenue decreased $28,093, or 20%, for the three months ended March 31, 2009 as compared to the same period in 2008. The decrease in cost of revenue was primarily due to the significant decline in total revenue, as previously discussed. As a percentage of revenue, cost of revenue decreased to 65% for the three months ended March 31, 2009 as compared to 66% for the same period in 2008. Historically capital markets services revenue has been the Company’s most profitable class of service. Although the percentage of revenue derived from transactional activity in the capital markets decreased significantly during the three months ended March 31, 2009, the Company’s cost of revenue as a percentage of revenue decreased as compared to the same period in 2008, a direct result of the Company’s cost savings measures and more efficient operating model. Also contributing to the decrease in the cost of revenue as a percentage of revenue are the positive synergies realized from the Company’s recent acquisitions, as the Company realizes the benefit of the integration and consolidation of the acquired companies’ operations into Bowne’s existing operations.

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

Other Factors Affecting Net Income

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

Item 6.	Exhibits

(a)	Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (previously filed with this Quarterly Report on Form 10-Q).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2009

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2009

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: July 31, 2009