Form 10-Q
period 2009-06-30
BOWNE & CO INC
filed 2009-08-04
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 27,780,962 shares of Common Stock outstanding as of August 1, 2009.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	38

PART II
Item. 1A	Risk Factors	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 6.	Exhibits	40
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands except per share data)

Revenue	$188,976	$237,008
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	127,756	150,098
Selling and administrative (exclusive of depreciation and amortization shown below)	42,392	56,800
Depreciation	7,056	7,506
Amortization	1,367	991
Restructuring, integration and asset impairment charges	10,379	17,479

	188,950	232,874

Operating income	26	4,134
Interest expense	(2,485)	(2,621)
Other (expense) income, net	(899)	1,424

(Loss) income from continuing operations before income taxes	(3,358)	2,937
Income tax expense	(375)	(1,361)

(Loss) income from continuing operations	(3,733)	1,576
Loss from discontinued operations, net of tax	(79)	(285)

Net (loss) income	$(3,812)	$1,291

(Loss) earnings per share from continuing operations:
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.05
(Loss) per share from discontinued operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)
Total (loss) earnings per share:
Basic	$(0.13)	$0.05
Diluted	$(0.13)	$0.04

Dividends per share (2009 dividends were paid in stock, 2008 were paid in cash)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands except per share data)

Revenue	$358,081	$445,775
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	237,826	288,261
Selling and administrative (exclusive of depreciation and amortization shown below)	88,477	114,762
Depreciation	14,457	14,136
Amortization	2,734	1,579
Restructuring, integration and asset impairment charges	16,964	20,034

	360,458	438,772

Operating (loss) income	(2,377)	7,003
Interest expense	(3,352)	(4,904)
Other (expense) income, net	(156)	2,190

(Loss) income from continuing operations before income taxes	(5,885)	4,289
Income tax benefit (expense)	284	(1,425)

(Loss) income from continuing operations	(5,601)	2,864
Loss from discontinued operations, net of tax	(171)	(863)

Net (loss) income	$(5,772)	$2,001

(Loss) earnings per share from continuing operations:
Basic	$(0.20)	$0.10
Diluted	$(0.20)	$0.10
(Loss) per share from discontinued operations:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
Total (loss) earnings per share:
Basic	$(0.21)	$0.07
Diluted	$(0.21)	$0.07

Dividends per share (2009 dividends were paid in stock, 2008 were paid in cash)	$0.11	$0.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Net (loss) income	$(3,812)	$1,291
Recognition of previously unrecognized pension adjustments, net of taxes of $9,773 and $132 for 2009 and 2008, respectively	13,777	212
Foreign currency translation adjustments	4,062	484
Net unrealized gain (loss) from marketable securities during the period, net of taxes of $3 and $18 for 2009 and 2008, respectively	4	(30)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $0 and $35 for 2009 and 2008, respectively	—	57

Comprehensive income	$14,031	$2,014

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Net (loss) income	$(5,772)	$2,001
Recognition of previously unrecognized pension adjustments, net of taxes of $10,247 and $264 for 2009 and 2008, respectively	14,444	424
Foreign currency translation adjustments	2,635	134
Net unrealized loss from marketable securities during the period, net of taxes of $1 and $129 for 2009 and 2008, respectively	(1)	(210)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $0 and $35 for 2009 and 2008, respectively	—	57

Comprehensive income	$11,306	$2,406

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$13,480	$11,524
Marketable securities	210	193
Accounts receivable, less allowances of $5,654 (2009) and $5,178 (2008)	146,775	116,773
Inventories	24,026	27,973
Prepaid expenses and other current assets	39,811	45,990

Total current assets	224,302	202,453
Marketable securities, noncurrent	2,923	2,942
Property, plant and equipment at cost, less accumulated depreciation of $268,199 (2009) and $258,425 (2008)	120,375	130,149
Other noncurrent assets:
Goodwill	50,878	50,371
Intangible assets, less accumulated amortization of $9,524 (2009) and $6,781 (2008)	39,105	41,824
Deferred income taxes	38,825	44,368
Other	13,296	8,642

Total assets	$489,704	$480,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$12,125	$842
Accounts payable	46,477	47,776
Employee compensation and benefits	18,421	19,181
Accrued expenses and other obligations	39,154	42,085

Total current liabilities	116,177	109,884
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	100,992	88,352
Deferred employee compensation	53,040	75,868
Deferred rent	19,216	19,039
Other	1,215	1,023

Total liabilities	290,640	294,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, issued 43,995,660 shares and outstanding 27,780,962 shares, net of treasury shares of 16,214,698 (2009); issued 43,209,432 shares and outstanding 26,977,671 shares, net of treasury shares of 16,231,761 (2008)	440	432
Additional paid-in capital	123,618	119,676
Retained earnings	307,635	316,411
Treasury stock, at cost, 16,214,698 shares (2009) and 16,231,761 shares (2008)	(216,208)	(216,437)
Accumulated other comprehensive loss, net	(16,421)	(33,499)

Total stockholders’ equity	199,064	186,583

Total liabilities and stockholders’ equity	$489,704	$480,749

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(5,772)	$2,001
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss from discontinued operations	171	863
Depreciation	14,457	14,136
Amortization	2,734	1,579
Asset impairment charges	2,128	—
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(24,326)	(53,812)
Net cash used in operating activities of discontinued operations	(484)	(1,287)

Net cash used in operating activities	(11,092)	(36,520)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,711)	(10,032)
Purchases of marketable securities	—	(5,000)
Proceeds from the sale of marketable securities and other	187	39,838
Acquisitions of businesses	(195)	(61,187)

Net cash used in investing activities	(5,719)	(36,381)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs	38,442	48,000
Payment of debt	(19,833)	—
Payment of capital lease obligations	(417)	(542)
Proceeds from stock options exercised	—	732
Payment of cash dividends	—	(2,926)
Other	—	221

Net cash provided by financing activities	18,192	45,485

Effects of exchange rates on cash flows and cash equivalents	575	73

Net increase (decrease) in cash and cash equivalents	1,956	(27,343)
Cash and cash equivalents, beginning of period	11,524	64,941

Cash and cash equivalents, end of period	$13,480	$37,598

Supplemental Cash Flow Information:
Cash paid for interest	$2,171	$2,935

Net cash (refunded) paid for income taxes	$(8,414)	$2,643

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 may not be indicative of the results that may be expected for the full year.

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

Recently Adopted Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No. 165 as under current practice, an entity must record the effect of subsequent events that provide evidence about conditions that existed at the balance sheet date but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2009, for items that should be recognized or disclosed in these financial statements. The evaluation was conducted through August 4, 2009, the date these financial statements were issued.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted this FSP during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provision of this FSP during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results.

In May 2008, the FASB issued FSP APB 14-1. The Company adopted this FSP during the first quarter of 2009. FSP APB 14-1 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 10 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense. FSP APB 14-1 was effective for fiscal years beginning after December 15, 2008 and requires retrospective application.

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

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with FSP APB 14-1, the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $0.2 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. The effective interest rates for the three and six months ended June 30, 2009 and 2008 were 11% and 9.5%, respectively. Included in interest expense for these periods was additional non-cash interest expense of approximately $0.1 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $0.2 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively, as a result of the adoption of this FSP.

The following table illustrates the impact of adopting FSP APB 14-1 on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Impact on income (loss) from continuing operations before income taxes	$(88)	$(798)	$(174)	$(1,572)
Impact on income (loss) from continuing operations	$(52)	$(467)	$(102)	$(992)
Impact on basic earnings (loss) per share from continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Impact on diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.02)	$(0.00)	$(0.04)
Impact on net income (loss)	$(52)	$(467)	$(102)	$(992)
Impact on basic earnings (loss) per share	$(0.00)	$(0.01)	$(0.00)	$(0.04)
Impact on diluted earnings (loss) per share	$(0.00)	$(0.02)	$(0.00)	$(0.04)

As of June 30, 2009 and December 31, 2008, the carrying value of the $8.3 million Amended Notes amounted to approximately $7.7 million and $7.5 million, respectively, which are classified as noncurrent liabilities in the accompanying Condensed Consolidated Balance Sheets. The unamortized discounts related to the Notes were approximately $0.6 million and $0.8 million as of June 30, 2009 and December 31, 2008, respectively, which are being amortized through October 1, 2010.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which will require prospective application. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and six months ended June 30, 2009.

In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which deferred the effective date of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 157-2. The Company adopted this standard for non-financial assets and non-financial liabilities during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and six months ended June 30, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This Statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a material impact on the Company’s financial statements as a result of the Company not acquiring any businesses during the six months ended June 30, 2009. The adoption of this standard could potentially reduce the Company’s future operating earnings due to required recognition of acquisition and restructuring costs through operating earnings upon the acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 outlines the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. The Company adopted this standard during the first quarter of 2009. The adoption of this standard did not have a significant impact on its financial statements for the three and six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). In addition, SFAS 168 establishes the FASB Accounting Standard Codificationtm (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The initial date of the adoption of this standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009. On June 3, 2009, FASB decided that SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 during the third quarter of 2009. The Company does not anticipate that its adoption will have a significant impact on its financial statements.

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

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of June 30, 2009 and December 31, 2008 consist primarily of investments in auction rate securities of approximately $2.9 million. Uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at comparable rates for similar securities.

The Company’s investments in auction rate securities had a par value of approximately $3.1 million as of June 30, 2009, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the auction rate securities as noncurrent assets as of June 30, 2009. The total unrealized loss related to its auction rate securities was $177 ($104 after tax), of which $10 ($6 after tax) and $19 ($11 after tax) was recorded during the three and six months ended June 30, 2009, respectively.

Note 4.	Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2009 and December 31, 2008.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	June 30, 2009
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$13,480	$13,480	$13,480	$—	$—
Marketable securities(2)	3,133	3,133	210	—	2,923

Total financial assets	$16,613	$16,613	$13,690	$—	$2,923

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$7,696	$8,071	$—	$8,071	$—
Term loans(4)	24,167	24,167	—	24,167	—
Senior revolving credit facility(4)	79,417	79,417	—	79,417	—

Total financial liabilities	$111,280	$111,655	$—	$111,655	$—

	December 31, 2008
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$11,524	$11,524	$11,524	$—	$—
Marketable securities(2)	3,135	3,135	193	2,942	—

Total financial assets	$14,659	$14,659	$11,717	$2,942	$—

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$7,464	$7,841	$—	$7,841	$—
Senior revolving credit facility(4)	79,500	74,412	—	74,412	—

Total financial liabilities	$86,964	$82,253	$—	$82,253	$—

(1)	Included in cash and cash equivalents are money market funds of $2,619 and $2,762 as of June 30, 2009 and December 31, 2008, respectively.

(2)	Included in marketable securities are auction rate securities of $2,923 and $2,942 as of June 30, 2009 and December 31, 2008, respectively.

(3)	The carrying value of the Notes as of December 31, 2008 was retroactively adjusted to reflect the adoption of FSP APB 14-1, which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. The Notes are shown net of debt discounts, and are included as a component of long-term debt as of June 30, 2009 and December 31, 2008.

(4)	The carrying values as of June 30, 2009 represents the borrowings outstanding under the amended and extended revolving credit facility and term loans, which are discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances of the Company’s investments in auction rate securities classified as a Level 3 fair value measurement as of June 30, 2009 is as follows:

Balance at January 1, 2009	$—
Transfer in/(out) of Level 3	2,942
Net unrealized loss included in accumulated other comprehensive loss	(19)

Balance at June 30, 2009	$2,923

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of June 30, 2009: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as calculated by the Company using a model based on current yields and other known market data; (iii) the carrying value of the liabilities under the term loans and revolving credit agreement approximates fair value as of June 30, 2009, since this facility has a variable interest rate similar to those that are currently available to the Company and is reflective of current market conditions; and (iv) the carrying value of the Notes is based on the market values for similar debt without conversion features as of the issuance date in accordance with FSP APB 14-1 and the fair value of the Notes as of June 30, 2009, is based on the estimated market value for similar debt without conversion features as of June 30, 2009.

Note 5.	Stock-Based Compensation

In accordance with SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”), the Company measures the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2009 was $1.51 and $1.42, respectively. There were no stock options granted during the three and six months ended June 30, 2008, respectively. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following assumptions were used to determine the weighted-average fair value of the stock options granted during the three and six months ended June 30, 2009:

	June 30, 2009
	Three Months	Six Months
	Ended	Ended

Expected dividend yield	3.5%	3.5%
Expected stock price volatility	78.0%	67.2%
Risk-free interest rate	2.0%	2.3%
Expected life of options	5 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with SFAS 123(R), the Company recorded compensation expense for the three and six months ended June 30, 2009 and 2008, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $168 and $831 for the three and six months ended June 30, 2009, respectively, and $188 and $400 for the three and six months ended June 30, 2008, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations. As of June 30, 2009, there was approximately $832 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.49 years.

During the first half of 2009, certain executive officers of the Company voluntarily surrendered 794,500 outstanding stock options with an exercise price that ranged from $10.58 to $15.75 per share. Included in the stock options that were voluntarily surrendered was 204,000 options that were nonvested. The Company recognized approximately $457 of compensation expense in March 2009 related to the accelerated vesting of the nonvested portion of the voluntarily surrendered stock options. No additional compensation was provided to these officers in return for surrendering these stock options.

Stock Option Plans

The Company has the following stock incentive plans: a 1999 Plan (which was amended in May 2009) and a 2000 Plan, which are described more fully in Note 17 of the Notes to Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The 1999 Plan was approved by shareholders. The 2000 Plan did not require shareholder approval. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

In May 2009, the 1999 Plan was amended to increase the available share reserve by 1.5 million shares and eliminate the fungible pool approach previously used for counting grants under the plan, among other things. The amendment to the 1999 Plan is discussed in more detail in the Company’s definitive Proxy Statement dated April 15, 2009.

The details of the stock option activity for the six months ended June 30, 2009 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2009	2,645,301	$10.94
Granted	96,500	$3.18
Exercised	—	$—
Forfeited/Cancelled	(796,600)	$14.57

Outstanding as of March 31, 2009	1,945,201	$9.07
Granted	10,000	$2.98
Exercised	—	$—
Forfeited/Cancelled	(92,950)	$7.00

Outstanding as of June 30, 2009	1,862,251	$9.14	$2,154
Exercisable as of June 30, 2009	1,035,626	$13.09	$—

There were no stock options exercised during the three and six months ended June 30, 2009. The total intrinsic value of the stock options exercised during the three and six months ended June 30, 2008 was $212 and $215, respectively. The amount of cash received from the exercise of stock options was $732 for the six months ended June 30, 2008. The tax benefit recognized related to compensation expense for stock options amounted to $50 and $106 for the three and six months ended June 30, 2009, respectively, and $19 and $42 for the three and six months ended June 30, 2008, respectively. The actual tax benefits realized from stock option exercises was $72 and $73 for the three and six months ended June 30, 2008, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $11 for the six months ended June 30, 2008.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average option exercise price information as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.49 - $10.31	973,395	6 years	$4.86	165,895	$9.40
$10.32 - $11.99	81,732	2 years	$10.64	81,732	$10.64
$12.00 - $14.00	534,789	2 years	$13.46	531,789	$13.46
$14.00 - $15.77	238,415	4 years	$15.19	226,040	$15.20
$15.78 - $19.72	33,920	7 years	$17.53	30,170	$17.61

	1,862,251	4 years	$9.14	1,035,626	$13.09

The following table summarizes information about nonvested stock option awards as of June 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2009	1,029,625	$2.52
Granted	96,500	$1.41
Vested	(7,750)	$5.27
Forfeited	(205,000)	$5.10

Nonvested stock options as of March 31, 2009	913,375	$1.80
Granted	10,000	$1.51
Vested	(15,000)	$4.23
Forfeited	(81,750)	$2.26

Nonvested stock options as of June 30, 2009	826,625	$1.71

Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2009 amounted to $15 and $551, respectively. Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2008 amounted to $21 and $41. The increase in compensation expense recognized for stock options that vested during the six months ended June 30, 2009 as compared to the same period in 2008 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of June 30, 2009 and December 31, 2008, the amounts included in stockholders’ equity for these units were $6,050 and $6,068, respectively. As of June 30, 2009 and December 31, 2008, there were 612,126 and 557,652 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,959 and $2,178 as of June 30, 2009 and December 31, 2008, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of June 30, 2009 and December 31, 2008, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of June 30, 2009 and December 31, 2008, there were 166,033 and 178,747 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $312 and $315 for the three and six months ended June 30, 2009, respectively and $292 and $587 for the three and six months ended June 30, 2008, respectively.

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

A summary of the restricted stock activity as of June 30, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2009	136,000	$13.47
Granted	—	$—
Vested	(26,500)	$12.90
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2009	109,500	$13.61
Granted	—	$—
Vested	(3,750)	$16.58
Forfeited	(6,375)	$12.77

Nonvested restricted stock and restricted stock awards as of June 30, 2009	99,375	$13.55

Compensation expense related to restricted stock awards amounted to $94 and $289 for the three and six months ended June 30, 2009, respectively, and $246 and $369 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, unrecognized compensation expense related to restricted stock grants amounted to $650, which will be recognized over a weighted-average period of 1.4 years.

Note 6.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted (loss) earnings per share for the three and six months ended June 30, 2009 was 1,961,626 for both periods and were 1,950,211 and 1,781,907 for the three and six months ended June 30, 2008, respectively, since their effect would have been anti-dilutive during the respective periods.

In accordance with EITF Issue No. 04-08, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-08”), the weighted-average diluted shares outstanding for the three and six months ended June 30, 2009 and 2008 excluded the effect of 520,000 and 4,058,445 shares, respectively, that could have been issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for these periods. The significant decline in the number of shares to be issued under the convertible subordinated debentures is due to the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The weighted-average basic and diluted shares for the three and six months ended June 30, 2009 and 2008 include 786,228 of shares issued as a result of the stock dividends paid to shareholders in February and May 2009, and also include approximately 220,000 shares to be issued as a stock dividend to shareholders in August 2009, in accordance with SFAS No. 128, “Earnings Per Share”.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	June 30,
	2009	2008

Basic shares	28,511,539	28,553,575
Diluted shares	28,511,539	28,838,690

	Six Months Ended
	June 30,
	2009	2008

Basic shares	28,301,931	28,306,200
Diluted shares	28,301,931	28,759,619

Note 7.	Inventories

Inventories of $24,026 as of June 30, 2009 included raw materials of $7,940 and work-in-process and finished goods of $16,086. As of December 31, 2008, inventories of $27,973 included raw materials of $9,730 and work-in-process and finished goods of $18,243.

Note 8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2009 are as follows:

Balance at January 1, 2009	$50,371
Purchase price adjustments for prior acquisitions	212
Foreign currency translation adjustment	295

Balance at June 30, 2009	$50,878

The Company performed its annual goodwill impairment assessment as of December 31, 2008. As of June 30, 2009, the Company’s market capitalization was lower than the carrying value of its reporting unit. As such, the Company updated its goodwill impairment assessment. The Company considered the increase in stock price during

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the second quarter of 2009 and market capitalization subsequent to June 30, 2009 in its assessment. The Company also used a control premium that is within an acceptable range and is reasonable based upon control premiums used in recent industry-wide transactions. Based on its analysis, the Company has concluded that the fair value of the Company’s reporting unit exceeded the carrying amount, and therefore, goodwill was not considered impaired as of June 30, 2009.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s stock remains depressed, or if current global economic conditions do not improve, the Company will be required to perform impairment testing of its goodwill in advance of its next annual goodwill impairment test, which could result in future impairment of its goodwill during interim periods.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	June 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$48,604	$9,499	$48,580	$6,760
Covenants not-to-compete	25	25	25	21

	$48,629	$9,524	$48,605	$6,781

Note 9.	Accrued Restructuring, Integration and Asset Impairment Charges

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

During the first half of 2009, the Company reduced its workforce by approximately 450 positions, or 14% of the Company’s total headcount, which included 200 positions in January 2009 and 250 positions in May 2009. The reduction in workforce was a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and was enterprise-wide. The Company recorded approximately $5.6 million and $9.9 million of severance related costs associated with the workforce reductions during the three and six months ended June 30, 2009, respectively. In addition, during the three and six months ended June 30, 2009, the Company incurred costs of approximately $1.5 million and $2.3 million, respectively, related primarily to costs associated with the closure and reduction of leased space of certain facilities which were primarily closed during the second quarter of 2009. Non-cash asset impairment charges amounted to approximately $1.8 million and $2.1 million for the three and six months ended June 30, 2009, respectively, and were primarily related to impaired assets associated with the closure and reduction of the leased space for the aforementioned facilities.

The Company recorded integration costs of approximately $0.9 million and $2.0 million during the three and six months ended June 30, 2009, respectively, primarily related to the Company’s acquisitions over the past twelve months, which are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. These costs primarily represent incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations.

These actions resulted in total restructuring, integration and asset impairment charges of $10,379 and $16,964 for the three and six months ended June 30, 2009, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended June 30, 2009:

	June 30, 2009
	Three Months	Six Months
	Ended	Ended

Severance and personnel-related costs	$5,600	$9,867
Occupancy related costs	1,449	2,291
Asset impairment charges	1,841	2,128
Other (primarily integration costs)	1,489	2,678

Total	$10,379	$16,964

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2007, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2007	$1,682	$1,329	$—	$3,011
2008 expenses	20,680	2,404	15,614	38,698
Paid in 2008	(13,860)	(2,627)	(15,585)	(32,072)

Balance at December 31, 2008	8,502	1,106	29	9,637
2009 expenses	9,867	2,291	2,678	14,836
Paid in 2009	(10,983)	(1,939)	(2,391)	(15,313)

Balance at June 30, 2009	$7,386	$1,458	$316	$9,160

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2009.

Note 10.	Debt

The components of debt at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Convertible subordinated debentures	$7,696	$7,464
Borrowings under revolving credit facility	79,417	79,500
Term loans	24,167	—
Capital lease obligations	1,837	2,230

	$113,117	$89,194

In March 2009, the Company amended its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extended its maturity to May 31, 2011. The $150.0 million Facility has been restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of June 30, 2009, the Company had approximately $79.4 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2011.

The $27.0 million Term Loans are comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans require quarterly amortization payments, which commenced on June 30, 2009. The $20.0 million Term Loan amortizes in quarterly installments of approximately $1.7 million through March 31, 2011 with a payment of approximately $6.7 million due at maturity in May 2011. The $7.0 million Term Loan amortizes in quarterly installments of approximately $1.2 million over 18 months. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans. The Term Loans are secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Company paid approximately $2.8 million of the $27.0 million Term Loans during the three and six months ended June 30, 2009. As of June 30, 2009, the Company had approximately $24.2 million outstanding under the Term Loans, of which approximately $11.3 million was classified as a current liability.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, and engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of June 30, 2009.

During the three and six months ended June 30, 2009, the average interest rate on the Company’s Facility approximated 5.28% and 3.80%, respectively.

As of June 30, 2009, the Company paid approximately $5.5 million of costs related to the amendment and extension of the Facility. These costs primarily consist of bank fees and fees paid to attorneys and other third-party professionals and are being amortized to interest expense through May 2011.

The Company’s $8.3 million Notes have been reduced by debt discounts of $624 and $856 as of June 30, 2009 and December 31, 2008, respectively. The Notes are classified as long-term debt as of June 30, 2009 and December 31, 2008, since the earliest that the redemption and repurchase features can occur are in October 2010. The Company adopted the provisions of FSP APB 14-1 for its Notes during the first quarter of 2009. The impact of the adoption of FSP APB 14-1 is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company also has various capital lease obligations which are included in long-term debt.

Note 11.	Postretirement Benefits

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic (benefit) cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$739	$839	$146	$146
Interest cost	1,771	1,810	315	322
Expected return on plan assets	(1,588)	(2,504)	—	—
Amortization of transition asset	(68)	(80)	—	—
Amortization of prior service (credit) cost	(357)	(413)	227	232
Amortization of actuarial loss	794	156	408	449
Curtailment gain	(1,410)	—	—	—

Net periodic (benefit) cost of defined benefit plans	(119)	(192)	1,096	1,149
Union plans	27	138	—	—
Other retirement plans	343	551	—	—

Total cost	$251	$497	$1,096	$1,149

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$1,534	$1,678	$292	$292
Interest cost	3,586	3,620	630	644
Expected return on plan assets	(3,164)	(5,008)	—	—
Amortization of transition asset	(148)	(160)	—	—
Amortization of prior service (credit) cost	(728)	(826)	454	464
Amortization of actuarial loss	1,751	312	816	898
Curtailment gain	(1,573)	—	—	—

Net periodic cost (benefit) of defined benefit plans	1,258	(384)	2,192	2,298
Union plans	64	261	—	—
Other retirement plans	718	1,208	—	—

Total cost	$2,040	$1,085	$2,192	$2,298

The amortization of the transition asset, prior service (credit)/cost and actuarial loss for the three and six months ended June 30, 2009, included in the above tables, has been recognized in the net periodic benefit cost (benefit) and included in other comprehensive income, net of tax.

During the three and six months ended June 30, 2009, the Company recorded a curtailment gain of $1,410 and $1,573, respectively, which primarily represents the accelerated recognition of unrecognized prior service cost resulting from the reductions of the Company’s workforce during the first half of 2009.

As a result of the Company’s workforce reductions that occurred during the second quarter of 2009, the Company was required to measure the Plan’s funded status and recalculate the benefit obligations as of May 31, 2009. The remeasurement of the Plan as of May 31, 2009 resulted in a reduction to the projected benefit obligations of $22,537, a reduction of deferred income tax assets of $9,353, and an increase in stockholders’ equity of $13,184. The assumptions used in determining the benefit obligations as of May 31, 2009 are consistent with the assumptions

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used as of December 31, 2008, with the exception of the discount rate which was increased to 7.5% as of May 31, 2009 as compared to 6.25% as of December 31, 2008.

The Company expects to contribute approximately $6.0 million to its defined benefit pension plan in 2009, of which approximately $0.9 million was contributed during the second quarter of 2009. In addition, the Company also expects to contribute approximately $1.9 million to its unfunded supplemental retirement plan in 2009.

The Company will remeasure and record the plans’ funded status as of December 31, 2009, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2009.

Note 12.	Income Taxes

Income tax expense for the three months ended June 30, 2009 was $375 on pre-tax loss from continuing operations of ($3,358) compared to income tax expense of $1,361 on pre-tax income from continuing operations of $2,937 for the same period in 2008. The effective tax rate for the three months ended June 30, 2009 and 2008 were 11.2% and 46.3%, respectively. The lower effective tax rate for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009.

Income tax benefit for the six months ended June 30, 2009 was $284 on pre-tax loss from continuing operations of ($5,885) compared to income tax expense of $1,425 on pre-tax income from continuing operations of $4,289 for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 and 2008 were 4.8% and 33.2%, respectively. The lower effective tax rate for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 was approximately $2.4 million and $2.9 million, respectively, which includes estimated interest and penalties of approximately $0.7 million and $0.8 million, respectively. There were no significant changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2009.

In July 2009, the Company was notified by the Internal Revenue Service (“IRS”) that the IRS will audit the Company’s 2007 and 2008 U.S. federal income tax returns during the third and fourth quarters of 2009. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves, particularly the difficulties in the financial services industry and the general economic downturn which has significantly deteriorated since the latter half of 2007;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop product offerings and solutions to service its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the three and six months ended June 30, 2009 reflect the continued unfavorable economic conditions that were experienced in 2008 and the first half of 2009. Total revenue declined approximately $48.0 million, or 20%, to approximately $189.0 million for the three months ended June 30, 2009 as compared to the same period in 2008, and declined approximately $87.7 million, or 20%, to approximately $358.1 million for the six months ended June 30, 2009, as compared to the same period in 2008. Revenue from capital markets services, which has historically been the Company’s most profitable service offering, decreased approximately $33.3 million, or 51%, and approximately $58.1 million, or 50%, for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008, primarily due to the market-wide decline in priced initial public offerings (“IPOs”) and reduced levels of merger and acquisition (“M&A”) transactions. Much of this decline in capital markets services is from our international markets, which were down $28.1 million, or 84%, during the second quarter and $38.4 million, or 78%, year-to-date compared to the prior year’s periods, while capital markets services revenue from the U.S. was down $5.2 million, or 16%, during the second quarter and $19.7 million, or 29%, year-to-date compared to the prior year’s periods. Recovery of capital markets activity in the international markets typically lags behind the U.S. market by approximately three to six months. IPO activity was down 33% and 68%, as compared to last year’s second quarter and first half, respectively, but the Company is cautiously optimistic that IPO activity will be stronger in the latter part of the year based on current economic projections, particularly in the U.S. and Asia.

In addition, revenue from shareholder reporting services and marketing communications decreased approximately 3% and 16%, respectively, for the three months ended June 30, 2009 and 7% and 10%, respectively, for the six months ended June 30, 2009, as compared to the same periods in 2008. Diluted loss per share from continuing operations was ($0.13) for the three months ended June 30, 2009 as compared to diluted earnings per share of $0.05 for the same period in 2008, and diluted loss per share was ($0.20) for the six months ended June 30, 2009, as compared to diluted earnings per share of $0.10 for the same period in 2008.

On March 31, 2009, the Company amended its $150.0 million credit facility and extended its maturity to May 31, 2011. The amended facility has been restructured as an asset-based loan consisting of term loans of $27.0 million and a revolving credit facility of $123.0 million. The amended credit facility provides the Company with flexibility to manage during the current recessionary environment and positions it to capture revenue opportunities quickly when the markets return.

In January 2009, the Company reduced its workforce by approximately 200 positions, or 6% of the Company’s total headcount. The reduction in workforce was a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and was enterprise-wide. The Company estimates that the action taken during the first quarter of 2009 will result in annualized cost savings of approximately $13.0 million, of which $12.5 million will be recognized in 2009.

During the second quarter of 2009, the Company implemented additional initiatives to achieve approximately $20.0 million in annualized cost savings through further reductions in its workforce and facility costs, as part of its continued focus on improving its cost structure and realizing operating efficiencies. These cost reductions were in addition to the cost savings initiatives taken during the past several years and the first quarter of 2009 and included the elimination of a total of approximately 250 positions, or approximately 8% of the Company’s total headcount. The Company recorded approximately $5.6 million of severance related costs associated with these workforce reductions during the three months ended June 30, 2009. In addition, during the second quarter of June 30, 2009, the Company incurred costs of approximately $1.5 million and recorded non-cash asset impairment charges of approximately $1.8 million, primarily related to the closure and reduction of leased space of certain facilities. The Company estimates that the cost savings related to these actions that will be recognized in 2009 are approximately $11.0 million.

The Company estimates that the cost savings to be achieved in 2009 as a result of the cost savings measures implemented during 2008 and the first half of 2009 are approximately $50.0 million to $60.0 million.

As a result of the Company’s workforce reductions that occurred during the second quarter of 2009, the Company remeasured the funded status of its pension plan and recalculated the benefit obligations as of May 31, 2009. The remeasurement resulted in a $22.5 million reduction to the projected benefit liability, a $9.3 million reduction in deferred income tax assets, and a $13.2 million increase in stockholders’ equity. In addition, the Company recognized a curtailment gain of approximately $1.6 million as a result of the workforce reductions during the six months ended June 30, 2009.

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total restructuring, integration and asset impairment charges	$10,379	$17,479	$16,964	$20,034
After tax impact	$6,163	$10,743	$10,122	$12,483
Per share impact	$0.22	$0.37	$0.36	$0.43

The charges taken during the three and six months ended June 30, 2009 primarily represent costs related to the Company’s headcount reductions and facilities closures, as previously discussed, and integration costs of approximately $0.9 million and $2.0 million for the three and six months ended June 30, 2009, respectively, which are related to the Company’s acquisitions that have occurred over the past twelve months. These acquisitions are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Further discussion of the restructuring, integration and asset impairment activities are included in the results of operations, which follows, as well as in Note 9 to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
			(Dollars in thousands)

Capital markets services revenue:
Transactional services	$29,510	15%	$62,415	26%	$(32,905)	(53)%
Virtual Dataroom (“VDR”) services	3,149	2	3,579	2	(430)	(12)

Total capital markets services revenue	32,659	17	65,994	28	(33,335)	(51)
Shareholder reporting services revenue:
Compliance reporting	63,785	34	66,529	28	(2,744)	(4)
Investment management	51,176	27	50,974	22	202	—
Translation services	3,438	2	5,005	2	(1,567)	(31)

Total shareholder reporting services revenue	118,399	63	122,508	52	(4,109)	(3)

Marketing communications services revenue	32,761	17	39,039	16	(6,278)	(16)
Commercial printing and other revenue	5,157	3	9,467	4	(4,310)	(46)

Total revenue	188,976	100	237,008	100	(48,032)	(20)
Cost of revenue	(127,756)	(68)	(150,098)	(63)	22,342	15
Selling and administrative expenses	(42,392)	(22)	(56,800)	(24)	14,408	25
Depreciation	(7,056)	(4)	(7,506)	(3)	450	6
Amortization	(1,367)	(1)	(991)	—	(376)	(38)
Restructuring, integration and asset impairment charges	(10,379)	(5)	(17,479)	(7)	7,100	41
Interest expense	(2,485)	(1)	(2,621)	(1)	136	5
Other (expense) income, net	(899)	—	1,424	1	(2,323)	(163)

(Loss) income from continuing operations before income taxes	(3,358)	(2)	2,937	1	(6,295)	(214)
Income tax expense	(375)	—	(1,361)	(1)	986	72

(Loss) income from continuing operations	(3,733)	(2)	1,576	1	(5,309)	(337)
Loss from discontinued operations	(79)	—	(285)	—	206	72

Net (loss) income	$(3,812)	(2)%	$1,291	1%	$(5,103)	(395)%

Revenue

Total revenue decreased $48,032, or 20%, to $188,976 for the three months ended June 30, 2009, as compared to the same period in 2008. The decline in revenue is primarily attributed to a significant decrease in capital markets revenue as compared to the same period in 2008 resulting from reduced levels of IPO and M&A transactions as well as increased pricing pressure, as compared to the same period in 2008. In addition, the size of the deals (as measured by total dollars) occurring in 2009 were considerably smaller than the size of the deals occurring in 2008. As such, revenue from capital markets decreased $33,335, or 51%, during the three months ended June 30, 2009 as compared to the same period in 2008. The majority of this decline comes from our international locations where revenue from capital markets services was down $28.1 million, or 84%, on a quarter over quarter basis. The second quarter of 2008 had the benefit of revenue from several very large IPO and M&A transactions that were completed in our international offices (particularly Europe and Asia). The capital markets activity in these markets in the current year was very slow with little IPO and M&A activity. Capital markets services revenue from the U.S. markets decreased approximately $5.2 million, or 16%, during the three months ended June 30, 2009 as compared to the same period in the prior year. The Company continues to maintain its share of the large M&A jobs that are being awarded, with five of the seven largest jobs that were awarded to printers during the second quarter of 2009. Included in capital markets revenue for the three months ended June 30, 2009 is $3,149 of revenue related to the Company’s VDR services, which decreased 12% as compared to the same period in 2008 as a result of the overall decline in IPO and M&A activity.

Shareholder reporting services revenue decreased $4,109, or 3%, to $118,399 for the three months ended June 30, 2009 as compared to the same period in 2008. Compliance reporting revenue decreased approximately 4% for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in revenue from compliance reporting services was primarily attributable to: (i) 5.3% fewer filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset- backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public under current economic conditions. Investment management revenue increased slightly for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to the addition of new clients and increased services for certain existing customers in 2009. These increases were partially offset by competitive pricing pressure in 2009 as a result of current economic conditions, reduced print volumes and non-recurring work in 2008. In addition, revenue from investment management services from the Company’s international markets (primarily Canada) was also negatively impacted by approximately $1.3 million as a result of the improvement in the U.S. dollar compared to certain foreign currencies during the three months ended June 30, 2009 as compared to the same period in 2008. Translation services revenue decreased 31% for the three months ended June 30, 2009 as compared to the same period in 2008, primarily a result of competitive pricing pressure and less activity in 2009.

Marketing communications services revenue decreased $6,278, or 16%, during the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to the loss of certain accounts from acquired businesses for the three months ended June 30, 2009 as compared to the same period in 2008. The loss of these accounts did not have a significant impact on the Company’s operating results since these clients generally had low margins or were break-even. Also contributing to the decrease in revenue were lower activity levels and volumes from existing customers, as companies reduced marketing spending in the current economic downturn, and experienced declines in client enrollment activities for healthcare and financial products, such as 401(k) enrollments.

Commercial printing and other revenue decreased approximately $4.3 million for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to lower volumes and activity levels as a result of the current economic conditions.

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
			(Dollars in thousands)

Domestic (United States)	$162,736	86%	$184,131	78%	$(21,395)	(12)%
International	26,240	14	52,877	22	(26,637)	(50)

Total revenue	$188,976	100%	$237,008	100%	$(48,032)	(20)%

Revenue from the domestic market decreased 12% to $162,736 for the three months ended June 30, 2009, compared to $184,131 for the three months ended June 30, 2008. This decrease is primarily due to the reduction in total revenue, as discussed further above.

Revenue from the international markets decreased 50% to $26,240 for the three months ended June 30, 2009, as compared to $52,877, for the three months ended June 30, 2008. The decline in revenue from international markets primarily reflects a reduction in international capital markets activity in 2009 and the substantial decline in transactional services revenue from Europe and Asia. Also contributing to the decrease in revenue from international markets was the improvement in the U.S. dollar during the three months ended June 30, 2009 as compared to the same period in 2008. At constant exchange rates, revenue from the international markets decreased $22,507, or 43%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Cost of Revenue

Cost of revenue decreased $22,342, or 15%, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease in cost of revenue was primarily due to the significant decline in total revenue, as previously discussed. As a percentage of revenue, cost of revenue was 68% for the three months ended June 30, 2009 compared to 63% for the same period in 2008, primarily due to the substantial decline in capital markets services revenue, which has been the Company’s most profitable class of service. The increase in cost of revenue as a percentage of revenue for the three months ended June 30, 2009 also reflects increased competitive pricing pressure experienced during current economic conditions.

Selling and Administrative Expenses

Selling and administrative expenses decreased $14,408, or 25%, for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in payroll, incentive compensation and expenses directly associated with sales, such as commissions, and is also due to the impact of the Company’s recent cost savings measures, including savings resulting from the Company’s headcount and facilities reductions that occurred during the past twelve months, the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year and the Company’s reduction in travel and entertainment spending. Also contributing to the decrease in selling and administrative expenses was a decrease in compensation expense recognized under the Company’s equity incentive plans and a curtailment gain of approximately $1.4 million recognized during the three months ended June 30, 2009 related to the Company’s defined benefit pension plan, as discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. As a percentage of revenue, overall selling and administrative expenses improved to 22% for the three months ended June 30, 2009, as compared to 24% for the same period in 2008.

Other Factors Affecting Net Income

Depreciation expense decreased approximately 6% for the three months ended June 30, 2009, as compared to the same period in 2008, resulting from the reduced level of depreciation due to facilities that were closed in connection with the consolidation of the Company’s manufacturing platform and the reorganization that has occurred over the past twelve months.

Amortization expense increased for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to amortization expense recognized in 2009 related to the acquisition of Capital Systems, Inc. in July 2008, which is discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Restructuring, integration and asset impairment charges for the three months ended June 30, 2009 were $10,379 as compared to $17,479 for the same period in 2008. The charges incurred during the three months ended June 30, 2009 primarily represent costs related to the Company’s headcount reductions and facilities consolidations, as previously discussed, and integration costs of approximately $0.9 million primarily related to the Company’s acquisitions that occurred over the past twelve months. The charges incurred during the three months ended June 30, 2008 primarily consisted of: (i) integration costs related to the Company’s acquisitions; (ii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iii) additional workforce reductions.

Interest expense decreased 5%, for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Company’s convertible subordinated debentures (the “Notes”) in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Interest expense for the three months ended June 30, 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had a lower average effective interest rate than the Company’s convertible debt that was outstanding during the three months ended June 30, 2008. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 5.28% during the three months ended June 30, 2009. The Company paid interest of $1,975 during the three months ended June 30, 2009 as compared to $2,558 during the same period in 2008.

Other income (expense) decreased $2,323 to an expense of ($899) for the three months ended June 30, 2009, as compared to income of $1,424 for the same period in 2008, primarily due to an increase in foreign currency losses of approximately $1.0 million, primarily resulting from the stronger U.S. dollar during the three months ended June 30, 2009, as compared to the same period in 2008. Also contributing to the decrease in 2009 was a decline in interest income for the three months ended June 30, 2009, as compared to the same period in 2008 resulting from a decrease in interest bearing cash and short-term investments and a decline in interest rates for the three months ended June 30, 2009 as compared to the same period in 2008. Other income for the three months ended June 30, 2008 also included the reduction of a $0.8 million legal reserve resulting from the withdrawal of an outstanding legal claim in the prior year.

Income tax expense for the three months ended June 30, 2009 was $375 on pre-tax loss from continuing operations of ($3,358) compared to income tax expense of $1,361 on pre-tax income from continuing operations of $2,937 for the same period in 2008. The effective tax rates for the three months ended June 30, 2009 and 2008 were 11.2% and 46.3%, respectively. The lower effective tax rate for the three months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009.

The loss from discontinued operations for the three months ended June 30, 2009 was $79 as compared to $285 for the same period in 2008. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net loss for the three months ended June 30, 2009 was ($3,812) as compared to net income of $1,291 for the three months ended June 30, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended
	June 30,
	2009	2008

Domestic (United States)	$517	$(3,087)
International	(3,875)	6,024

(Loss) income from continuing operations before income taxes	$(3,358)	$2,937

The decrease in pre-tax income (loss) from continuing operations is primarily due to the substantial reduction in revenue for the three months ended June 30, 2009 as compared to the same period in 2008, as previously discussed. In addition, the domestic and international results for the three months ended June 30, 2009 include approximately $9.4 million and $1.0 million, respectively, of restructuring, integration and asset impairment charges. The domestic and international results for the three months ended June 30, 2008 included approximately $16.6 million and $0.9 million, respectively, of restructuring, integration and asset impairment charges. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
			(Dollars in thousands)

Capital markets services revenue:
Transactional services	$52,191	14%	$109,685	25%	$(57,494)	(52)%
VDR services	6,039	2	6,623	1	(584)	(9)

Total capital markets services revenue	58,230	16	116,308	26	(58,078)	(50)
Shareholder reporting services revenue:
Compliance reporting	109,133	30	119,977	27	(10,844)	(9)
Investment management	96,674	27	99,040	22	(2,366)	(2)
Translation services	6,825	2	9,038	2	(2,213)	(24)

Total shareholder reporting services revenue	212,632	59	228,055	51	(15,423)	(7)

Marketing communications services revenue	74,530	21	82,519	19	(7,989)	(10)
Commercial printing and other revenue	12,689	4	18,893	4	(6,204)	(33)

Total revenue	358,081	100	445,775	100	(87,694)	(20)
Cost of revenue	(237,826)	(66)	(288,261)	(65)	50,435	17
Selling and administrative expenses	(88,477)	(25)	(114,762)	(26)	26,285	23
Depreciation	(14,457)	(4)	(14,136)	(3)	(321)	(2)
Amortization	(2,734)	(1)	(1,579)	—	(1,155)	(73)
Restructuring, integration and asset impairment charges	(16,964)	(5)	(20,034)	(4)	3,070	15
Interest expense	(3,352)	(1)	(4,904)	(1)	1,552	32
Other (expense) income, net	(156)	—	2,190	—	(2,346)	(107)

(Loss) income from continuing operations before income taxes	(5,885)	(2)	4,289	—	(10,174)	(237)
Income tax benefit (expense)	284	—	(1,425)	—	1,709	120

(Loss) income from continuing operations	(5,601)	(2)	2,864	—	(8,465)	(296)
Loss from discontinued operations	(171)	—	(863)	—	692	80

Net (loss) income	$(5,772)	(2)%	$2,001	—%	$(7,773)	(388)%

Revenue

Total revenue decreased $87,694, or 20%, to $358,081 for the six months ended June 30, 2009 as compared to the same period in 2008. The decline in revenue is primarily attributed to a significant decrease in capital markets revenue as compared to the same period in 2008 resulting from reduced levels of IPO and M&A transactions as well as increased pricing pressure, as compared to the same period in 2008. In addition, the size of the deals (as measured by total dollars) occurring in 2009 were considerably less than the size of the deals occurring in 2008. As such, revenue from capital markets decreased $58,078, or 50%, during the six months ended June 30, 2009 as compared to the same period in 2008. Capital markets services revenue from the U.S. markets decreased approximately $19.7 million, or 29%, during the six months ended June 30, 2009 as compared to the same period in the prior year as a result of much lower levels of IPO and M&A activity in the capital markets in the current year as compared to the first half of 2008. The Company continues to maintain its share of the large M&A jobs that are being awarded, with nine of the fourteen largest jobs that were awarded to printers during the first half of 2009. Capital markets services revenue from our international markets declined approximately $38.4 million, or 78%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decline in revenue from our international markets is primarily due to the lack of large jobs occurring in Europe and Asia in 2009 as compared to 2008 and is also impacted by the improvement in the U.S. dollar during the six months ended June 30, 2009. Included in capital markets revenue for the six months ended June 30, 2009 is $6,039 of revenue related to the Company’s VDR services, which decreased approximately 9% for the six months ended June 30, 2009, as compared to the same period in 2008, as a result of the overall decline in IPO and M&A activity.

Shareholder reporting services revenue decreased $15,423, or 7%, to $212,632 for the six months ended June 30, 2009 as compared to the same period in 2008. Compliance reporting revenue decreased approximately 9% for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in revenue from compliance reporting services was primarily attributable to: (i) 7.3% fewer filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset-backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public under current economic conditions. Investment management revenue decreased approximately 2% for the six months ended June 30, 2009 as compared to the same period in 2008, primarily resulting from competitive pricing pressure, reduced print volumes and non-recurring work in 2008. In addition, revenue from investment management services from the Company’s international markets (primarily Canada) was also negatively impacted by approximately $2.9 million as a result of the improvement in the U.S. dollar compared to certain foreign currencies during the six months ended June 30, 2009, as compared to the same period in 2008. These declines were partially offset by the addition of new clients and increased services for certain existing customers in 2009. Translation services revenue decreased 24% for the six months ended June 30, 2009 as compared to the same period in 2008, primarily as a result of competitive pricing pressure and less activity in 2009.

Marketing communications services revenue decreased $7,989, or 10%, during the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decline in revenue generated by the loss of certain accounts during 2008. The loss of these accounts did not have a significant impact on the Company’s operating results since these clients generally had low margins or were break-even. Also contributing to the decrease in revenue were lower activity levels and volumes from existing customers, as companies reduced marketing spending in the current economic downturn, and experienced declines in client enrollment activities for healthcare and financial products, such as 401(k) enrollments.

Commercial printing and other revenue decreased approximately $6.2 million for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to lower volumes and activity levels as a result of current economic conditions.

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
			(Dollars in thousands)

Domestic (United States)	$307,952	86%	$354,530	80%	$(46,578)	(13)%
International	50,129	14	91,245	20	(41,116)	(45)

Total revenue	$358,081	100%	$445,775	100%	$(87,694)	(20)%

Revenue from the domestic market decreased 13% to $307,952 for the six months ended June 30, 2009, compared to $354,530 for the six months ended June 30, 2008, as discussed above.

Revenue from the international markets decreased 45% to $50,129 for the six months ended June 30, 2009, as compared to $91,245 for the six months ended June 30, 2008. The decline in revenue from international markets primarily reflects a reduction in international capital markets activity in 2009 and the substantial decline in transactional services revenue from Europe and Asia. Also contributing to the decrease in revenue from international markets was the improvement in the U.S. dollar during the six months ended June 30, 2009 as compared to the same period in 2008. At constant exchange rates, revenue from the international markets decreased $31,428, or 34%, for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Cost of Revenue

Cost of revenue decreased $50,435, or 17%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease in cost of revenue was primarily due to the significant decline in total revenue, as previously discussed. As a percentage of revenue, cost of revenue slightly increased to 66% for the six months ended June 30, 2009 as compared to 65% for the same period in 2008, primarily due to the substantial decline in capital markets services revenue, which has been the Company’s most profitable class of service. The slight increase in cost of revenue as a percentage of revenue for the six months ended June 30, 2009 also reflects increased competitive pricing pressure experienced during these current economic conditions.

Selling and Administrative Expenses

Selling and administrative expenses decreased $26,285, or 23%, for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in payroll, incentive compensation and expenses directly associated with sales, such as commissions, and is also due to the impact of the Company’s recent cost savings measures, including savings resulting from the Company’s headcount and facility reductions that occurred during the past twelve months, the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year and the Company’s reduction in travel and entertainment spending. Also contributing to the decrease is a curtailment gain of approximately $1.6 million recognized during the six months ended June 30, 2009 related to the Company’s defined benefit pension plan, as discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2008, the Company recognized costs of approximately $1.1 million under the Company’s Long-Term Equity Incentive Plan that was settled in March 2008. There were no such payments in 2009 under the Company’s 2008 Equity Incentive Plan, which is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. During the six months ended June 30, 2008, the Company recognized expense of approximately $0.4 million under the 2008 Equity Incentive Plan; the Company has not recognized compensation expense for an equity incentive plan in 2009. Offsetting the decrease in equity-based compensation for the six months ended June 30, 2009 as compared to the same period in 2008 was a $457 increase in compensation expense recognized for stock options as a result of the voluntary surrender and cancellation of a portion of the Company’s stock options held by certain officers during the first quarter of 2009, which is discussed further in Note 5 to the Condensed Consolidated Financial Statements. Partially offsetting the decrease in selling and administrative expenses was an increase in bad debt expense for the six months ended June 30, 2009 of approximately $0.4 million as compared to the same period in 2008, primarily a result of current economic conditions. As a percentage of revenue, overall selling and administrative expenses slightly improved to 25% for the six months ended June 30, 2009 as compared to 26% for the same period in 2008.

Other Factors Affecting Net Income

Depreciation and amortization expense increased for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to depreciation and amortization expense recognized in 2009 related to the Company’s recent acquisitions, including Capital in July 2008, which is discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The increase in depreciation expense was partially offset by decreases in depreciation expense recognized for the six months ended June 30, 2009 for facilities that were closed over the past twelve months in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the six months ended June 30, 2009 were $16,964 as compared to $20,034 for the same period in 2008. The charges incurred during the six months ended June 30, 2009 primarily represent costs related to the Company’s headcount reductions and facilities consolidations, as previously discussed, and integration costs of approximately $2.0 million primarily related to the Company’s acquisitions over the past twelve months. The charges incurred during the six months ended June 30, 2008 primarily consisted of: (i) integration costs related to the Company’s acquisitions; (ii) costs related to the closure of the

Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; (iii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN; and (iv) additional workforce reductions.

Interest expense decreased $1,552, or 32%, for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Interest expense for the six months ended June 30, 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had a lower average effective interest rate than the Company’s convertible debt that was outstanding during the six months ended June 30, 2008. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 3.80% during the six months ended June 30, 2009. The Company paid interest of $2,171 during the six months ended June 30, 2009 compared to $2,935 during the same period in 2008.

Other income (expense) decreased $2,346 to an expense of ($156) for the six months ended June 30, 2009, as compared to income of $2,190 for the same period in 2008, primarily due to a decrease in interest income in 2009 resulting from a decrease in interest bearing cash and short-term investments and a decline in interest rates for the six months ended June 30, 2009, as compared to the same period in 2008. Other income for the three months ended June 30, 2008 also included the reduction of a $0.8 million legal reserve resulting from the withdrawal of an outstanding legal claim in the prior year.

Income tax benefit for the six months ended June 30, 2009 was $284 on pre-tax loss from continuing operations of ($5,885) compared to income tax expense of $1,425 on pre-tax income from continuing operations of $4,289 for the same period in 2008. The effective tax rates for the six months ended June 30, 2009 and 2008 were 4.8% and 33.2%, respectively. The lower effective tax rate for the six months ended June 30, 2009 as compared to the same period in 2008 was primarily due to an increase in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009.

The loss from discontinued operations for the six months ended June 30, 2009 was $171 as compared to $863 for the same period in 2008. The results from discontinued operations primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued businesses.

As a result of the foregoing, net loss for the six months ended June 30, 2009 was ($5,772) as compared to net income of $2,001 for the six months ended June 30, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income from continuing operations before income taxes for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended
	June 30,
	2009	2008

Domestic (United States)	$(1,071)	$396
International	(4,814)	3,893

(Loss) income from continuing operations before income taxes	$(5,885)	$4,289

The decrease in domestic and international pre-tax income from continuing operations is primarily due to the substantial reduction in revenue for the six months ended June 30, 2009 as compared to the same period in 2008, as previously discussed. In addition, the domestic and international results for the six months ended June 30, 2009 include approximately $15.0 million and $2.0 million, respectively, of restructuring, integration and asset impairment charges. The domestic and international results for the six months ended June 30, 2008 included approximately $19.1 million and $0.9 million, respectively, of restructuring, integration and asset impairment charges. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Liquidity and Capital Resources

	June 30,
Liquidity and Cash Flow Information:	2009	2008

Working capital	$108,125	$103,490
Current ratio	1.93:1	1.50:1
Net cash used in operating activities (for the six months ended)	$(11,092)	$(36,520)
Net cash used in investing activities (for the six months ended)	$(5,719)	$(36,381)
Net cash provided by financing activities (for the six months ended)	$18,192	$45,485
Capital expenditures	$(5,711)	$(10,032)
Acquisitions	$(195)	$(61,187)
Average days sales outstanding	71 days	68 days

Overall working capital increased $4,635 as of June 30, 2009 as compared to June 30, 2008. Working capital as of June 30, 2008 reflects the Company’s Notes as a current liability due to the redemption and repurchase features that were able to occur on October 1, 2008. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes. The Notes were redeemed by utilizing borrowings under the credit facility, which is classified as a non-current liability. The redemption of the Notes is discussed in further detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The change in working capital from June 30, 2008 to June 30, 2009 is primarily attributed to the change in the classification of debt as previously discussed, which was offset by the following: (i) lower operating results in 2009 as compared to 2008; (ii) cash used in the acquisitions of Capital (July 2008); (iii) cash used in the partial redemption of the Notes in October 2008 as previously discussed; (iv) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and cost savings initiatives, which is discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements and in Note 9 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008; and (v) cash used for capital expenditures.

In March 2009, the Company amended its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extended its maturity to May 31, 2011. The $150.0 million Facility has been restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of June 30, 2009, the Company had approximately $79.4 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2011.

The $27.0 million Term Loans are comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans require quarterly amortization payments, which commenced on June 30, 2009. The $20.0 million Term Loan amortizes in quarterly installments of $1.67 million through March 31, 2011 with a payment of $6.66 million due at maturity in May 2011. The $7.0 million Term Loan amortizes in quarterly installments of $1.17 million over

18 months. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans. The Term Loans are secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Company paid approximately $2.8 million of the $27.0 million Term Loans during the three and six months ended June 30, 2009. As of June 30, 2009, the Company had approximately $24.2 million outstanding under the Term Loans, of which approximately $11.3 million was classified as a current liability.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of June 30, 2009 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2009.

As of June 30, 2009, there was approximately $24.8 million of borrowings available under the Revolver, which was based on the Company’s borrowing base calculation as of June 30, 2009, and reflects outstanding letters of credit of approximately $4.0 million. As of August 1, 2009, the Company had $75.4 million outstanding and approximately $28.8 million of borrowings available under the Revolver based on the Company’s borrowing base calculation as of June 30, 2009. The Company’s next borrowing base calculation is due on August 20, 2009.

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

In July 2009, the Company filed a universal shelf registration statement on Form S-3 with the SEC, which was declared effective on July 31, 2009. The shelf registration statement permits the Company to offer and sell from time to time, up to $150 million of equity, debt or other types of securities described in the registration statement, or any combination thereof, in one or more future public offerings. The shelf registration statement provides the Company with flexibility to quickly access the capital markets with equity, debt or other types of securities through one or more methods of distribution if our strategy warrants such access.

Cash Flows

Average days sales outstanding was 71 days for the six months ended June 30, 2009 as compared to 68 days for the same period in 2008. The Company had net cash used in operating activities of $11,092 and $36,520 for the six months ended June 30, 2009 and 2008, respectively. The improvement in net cash used in operating activities for the six months ended June 30, 2009 as compared to the same period in 2008 is primarily the result of no bonuses being paid under the Company’s incentive plans during the six months ended June 30, 2009, which was mainly based on the Company’s 2008 operating results. The Company paid cash bonuses of approximately $13.2 million during the six months ended June 30, 2008, which was mainly based on the Company’s 2007 operating results. Also contributing to the decrease in cash used in operating activities were net cash refunds for income taxes of $8,414 received during the six months ended June 30, 2009 as compared to income taxes paid of $2,643 during the six months ended June 30, 2008 and the change in the Company’s accounts receivable balances during the first half of 2009 as compared to the same period in 2008. Offsetting the decrease in cash used in operating activities was an increase in cash used to pay restructuring and integration expenses during the six months ended June 30, 2009 as compared to the same period in 2008 and the contribution of $0.9 million to the Company’s defined benefit pension plan during the six months ended June 30, 2009 as compared to no contributions being made to the pension plan during 2008. Overall, cash used in operating activities improved by $25,428 from June 30, 2008 to June 30, 2009.

Net cash used in investing activities was $5,719 for the six months ended June 30, 2009 as compared to $36,381 for the six months ended June 30, 2008. The change from 2008 to 2009 was primarily due to the decrease in the cash used in acquisitions for the six months ended June 30, 2009 as compared to the same period in 2008. Net cash used in acquisitions for the six months ended June 30, 2008 amounted to $61,187, which consisted of the acquisitions of GCom2 Solutions, Inc., and Rapid Solutions Group, a subsidiary of Janus Capital Group, Inc., and a net working capital adjustment related to the acquisition of Alliance Data Mail Services that was received in June 2008. During the first half of 2009, the Company paid $195 for the settlement of the working capital related to the acquisition of Capital, which was acquired in July 2008. Partially offsetting the decrease in cash used in investing activities was a decrease in the net proceeds received from the sale of marketable securities during the six months ended June 30, 2009 as compared to the same period in 2008, as a result of the Company liquidating a significant portion of its investments in auction rate securities in 2008. Capital expenditures for the six months ended June 30, 2009 were $5,711 as compared to $10,032 for the same period in 2008. The decrease in capital expenditures in 2009 as compared to 2008 is primarily due to capital expenditures occurring during the six months ended June 30, 2008 related to the integration of the Company’s acquired businesses and the development of the Company’s new workflow and billing system which was implemented during the fourth quarter of 2008.

Net cash provided by financing activities was $18,192 for the six months ended June 30, 2009 as compared to $45,485 for the same period in 2008. The decrease in net cash provided by financing activities in 2009 as compared to the same period in 2008 is primarily due to a decrease in net borrowings under the Company’s credit facility for the six months ended June 30, 2009 as compared to the same period in 2008. The net borrowings for the six months ended June 30, 2009 have been reported net of debt issuance costs related to the amendment and extension of the Facility of approximately $5.5 million, which have been paid as of June 30, 2009. Partially offsetting the decrease in cash provided by financing activities for the six months ended June 30, 2009 as compared to the same period in 2008 was the suspension of cash dividends paid to shareholders. During the six months ended June 30, 2009, the Company issued stock dividends to its shareholders equivalent to $0.11 per share, or approximately 0.8 million shares, based on the average sales price of the Company’s common stock for the 30-day trading period prior to each dividend record date. Cash dividends paid to shareholders amounted to $2,926 for the six months ended June 30, 2008. The payment of dividends in cash subsequent to March 31, 2009 is limited under the terms of the Facility, which was amended on that date.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements and the accounting pronouncements adopted by the Company during the three and six months ended June 30, 2009 is included in Note 2 to the Condensed Consolidated Financial Statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 million Notes consist of fixed rate instruments, and therefore, would not be significantly impacted by changes in interest rates. The terms of the Company’s Revolver and Term Loans are discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements. As of June 30, 2009, the Company had $79.4 million of borrowings outstanding under its Revolver and $24.2 million of Term Loans. During the three and six months ended June 30, 2009, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 5.28% and 3.80%, respectively. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $282 and $534 for the three and six months ended June 30, 2009, respectively, based on the average outstanding balances under the credit facility during the periods. Interest rates on the Company’s amended credit facility are higher than the rates under the previous facility. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00%

in the case of Base Rate loans. The Term Loans have an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $2,635 and $134 in its Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2009 and 2008, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected net transaction losses of $278 and $220 in its Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008, respectively. These losses are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.1 million as of June 30, 2009, primarily consisting of auction rate securities.

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

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. As a result of the significant decline in worldwide capital markets in 2008, the value of the investments held by the Company’s Plan substantially decreased through December 31, 2008, the Company’s measurement date. Based on current estimates, the Company expects to contribute approximately $6.0 million to its Plan in 2009, of which approximately $0.9 million was paid during the second quarter of 2009. However, further declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

The Company’s stock price was adversely impacted by the current global economic crisis throughout 2008 and the first half of 2009. If the price of Bowne common stock remains depressed, it could result in an impairment of the Company’s goodwill. Bowne stock’s value is dependent upon continued future growth in demand for the Company’s services and products. If such growth does not materialize or the Company’s forecasts are significantly reduced, the Company could be required to recognize an impairment of its goodwill in future interim periods.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year-ended December 31, 2008 are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in conjunction with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 19, 2009, the following actions were taken:

1. Election of Directors

		Votes
Nominee	Votes for	Withheld

Stephen V. Murphy	24,939,427	884,638
Gloria M. Portela	24,928,798	895,267
Vincent Tese	24,518,857	1,305,208
Richard R. West	24,861,035	963,030

2. The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2009 by a vote of 25,520,336 votes for and 271,630 votes against, with 32,099 abstentions/Broker non-votes.

3. The stockholders approved the amended and restated Bowne & Co., Inc. 1999 Incentive Compensation Plan by a vote of 21,227,792 votes for and 1,792,950 votes against, with 2,803,323 abstentions/Broker non-votes.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

Date: August 4, 2009	/s/ DAVID J. SHEA David J. Shea Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	/s/ JOHN J. WALKER John J. Walker Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2009	/s/ RICHARD BAMBACH JR. Richard Bambach Jr. Vice President and Corporate Controller (Principal Accounting Officer)