Form 10-Q
period 2009-09-30
BOWNE & CO INC
filed 2009-11-04
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

The Registrant had 40,084,427 shares of Common Stock outstanding as of November 1, 2009.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42

PART II
Item.1A	Risk Factors	43
Item 6.	Exhibits	43
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands except per share data)

Revenue	$148,763	$163,956
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	100,476	121,901
Selling and administrative (exclusive of depreciation and amortization shown below)	44,497	49,401
Depreciation	6,190	6,860
Amortization	1,366	1,659
Restructuring, integration and asset impairment charges	4,220	8,491

	156,749	188,312

Operating loss	(7,986)	(24,356)
Interest expense	(1,796)	(2,654)
Loss on extinguishment of debt	(777)	—
Other (expense) income, net	(1,026)	926

Loss from continuing operations before income taxes	(11,585)	(26,084)
Income tax benefit	4,163	8,356

Loss from continuing operations	(7,422)	(17,728)
(Loss) income from discontinued operations, net of tax	(51)	6,084

Net loss	$(7,473)	$(11,644)

Loss per share from continuing operations:
Basic	$(0.21)	$(0.62)
Diluted	$(0.21)	$(0.62)
(Loss) earnings per share from discontinued operations:
Basic	$(0.00)	$0.21
Diluted	$(0.00)	$0.21
Total loss per share:
Basic	$(0.21)	$(0.41)
Diluted	$(0.21)	$(0.41)
Dividends per share (2009 dividends were paid in stock, 2008 were paid in cash)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands except per share data)

Revenue	$506,844	$609,731
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	338,302	410,162
Selling and administrative (exclusive of depreciation and amortization shown below)	132,974	164,163
Depreciation	20,647	20,996
Amortization	4,100	3,238
Restructuring, integration and asset impairment charges	21,184	28,525

	517,207	627,084

Operating loss	(10,363)	(17,353)
Interest expense	(5,148)	(7,558)
Loss on extinguishment of debt	(777)	—
Other (expense) income, net	(1,182)	3,116

Loss from continuing operations before income taxes	(17,470)	(21,795)
Income tax benefit	4,447	6,931

Loss from continuing operations	(13,023)	(14,864)
(Loss) income from discontinued operations, net of tax	(222)	5,221

Net loss	$(13,245)	$(9,643)

Loss per share from continuing operations:
Basic	$(0.43)	$(0.52)
Diluted	$(0.43)	$(0.52)
(Loss) earnings per share from discontinued operations:
Basic	$(0.01)	$0.18
Diluted	$(0.01)	$0.18
Total loss per share:
Basic	$(0.44)	$(0.34)
Diluted	$(0.44)	$(0.34)
Dividends per share (2009 dividends were paid in stock, 2008 were paid in cash)	$0.165	$0.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Net loss	$(7,473)	$(11,644)
Recognition of previously unrecognized pension adjustments, net of taxes of $323 and $143 for 2009 and 2008, respectively	456	228
Foreign currency translation adjustments	2,780	(3,954)
Net unrealized (loss) gain from marketable securities during the period, net of taxes of $1 and $4 for 2009 and 2008, respectively	(1)	7
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $0 and $55 for 2009 and 2008, respectively	—	89

Comprehensive loss	$(4,238)	$(15,274)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Net loss	$(13,245)	$(9,643)
Recognition of previously unrecognized pension adjustments, net of taxes of $10,570 and $408 for 2009 and 2008, respectively	14,900	652
Foreign currency translation adjustments	5,415	(3,820)
Net unrealized loss from marketable securities during the period, net of taxes of $1 and $124 for 2009 and 2008, respectively	(2)	(202)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $0 and $89 for 2009 and 2008, respectively	—	145

Comprehensive income (loss)	$7,068	$(12,868)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$16,306	$11,524
Marketable securities	226	193
Accounts receivable, less allowances of $4,991 (2009) and $5,178 (2008)	121,245	116,773
Inventories	28,148	27,973
Prepaid expenses and other current assets	43,326	45,990

Total current assets	209,251	202,453
Marketable securities, noncurrent	2,921	2,942
Property, plant and equipment at cost, less accumulated depreciation of $267,905(2009) and $258,425 (2008)	118,138	130,149
Other noncurrent assets:
Goodwill	50,965	50,371
Intangible assets, less accumulated amortization of $10,901 (2009) and $6,781 (2008)	37,756	41,824
Deferred income taxes	38,927	44,368
Other	10,204	8,642

Total assets	$468,162	$480,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$714	$842
Accounts payable	43,946	47,776
Employee compensation and benefits	21,615	19,181
Accrued expenses and other obligations	34,392	42,085

Total current liabilities	100,667	109,884
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	33,753	88,352
Deferred employee compensation	50,010	75,868
Deferred rent	18,928	19,039
Other	1,657	1,023

Total liabilities	205,015	294,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01 issued 44,216,896 shares and outstanding 40,079,863 shares, net of treasury shares of 4,137,033 (2009); issued 43,209,432 shares and outstanding 26,977,671 shares, net of treasury shares of 16,231,761(2008)	442	432
Additional paid-in capital	32,470	119,676
Retained earnings	298,634	316,411
Treasury stock, at cost, 4,137,033 shares (2009) and 16,231,761 shares (2008)	(55,213)	(216,437)
Accumulated other comprehensive loss, net	(13,186)	(33,499)

Total stockholders’ equity	263,147	186,583

Total liabilities and stockholders’ equity	$468,162	$480,749

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(13,245)	$(9,643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss (income) from discontinued operations	222	(5,221)
Depreciation	20,647	20,996
Amortization	4,100	3,238
Asset impairment charges	2,450	246
Loss on extinguishment of debt	777	—
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(7,535)	(31,377)
Net cash used in operating activities of discontinued operations	(1,087)	(1,473)

Net cash provided by (used in) operating activities	6,329	(23,234)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,556)	(16,654)
Purchases of marketable securities	—	(5,000)
Proceeds from the sale of marketable securities and other assets	758	39,891
Acquisitions of businesses	(195)	(79,495)

Net cash used in investing activities	(9,993)	(61,258)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs	38,542	48,000
Payment of debt	(98,417)	(9,000)
Proceeds from equity offering, net of equity issuance costs	67,828	—
Payment of capital lease obligations	(627)	(762)
Proceeds from stock options exercised	—	766
Payment of cash dividends	—	(4,410)
Other	—	221

Net cash provided by financing activities	7,326	34,815

Effects of exchange rates on cash flows and cash equivalents	1,120	(1,176)

Net increase (decrease) in cash and cash equivalents	4,782	(50,853)
Cash and cash equivalents, beginning of period	11,524	64,941

Cash and cash equivalents, end of period	$16,306	$14,088

Supplemental Cash Flow Information:
Cash paid for interest	$3,159	$3,459

Net cash (refunded) paid for income taxes	$(7,589)	$4,618

Non-cash investing activities:
Equipment acquired under capital leases	$—	$423

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 may not be indicative of the results that may be expected for the full year.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

In addition, certain prior year information has been retroactively restated to reflect the impact of the adoption of accounting guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements.

Note 2.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard regarding the FASB Accounting Standards Codificationtm and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). In addition, this standard establishes the FASB Accounting Standard Codificationtm (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The initial date of the adoption of this standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009. On June 3, 2009, FASB decided that this standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. Its adoption did not have a significant impact on its financial statements.

In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under this guidance as under current practice, an entity must record the effect of subsequent events that provide evidence about conditions that existed at the balance sheet date but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and nine months ended September 30, 2009. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2009, for items that should be recognized or disclosed in these financial statements. The evaluation was conducted through November 4, 2009, the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date these financial statements were issued. The Company’s subsequent events are disclosed in Note 14 to the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments, which amended the preexisting standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and to require those disclosures in summarized financial information at interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued guidance regarding accounting for recognition and presentation of other-than-temporary impairments, which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, which does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the three and nine months ended September 30, 2009.

In April 2009, the FASB issued guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying transactions that are not orderly. This guidance provides additional guidance for estimating fair value in accordance with the standard previously issued by the FASB regarding the fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the three and nine months ended September 30, 2009.

In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The Company adopted this guidance during the first quarter of 2009. The guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense. This guidance was effective for fiscal years beginning after December 15, 2008 and requires retrospective application.

Upon adoption of this guidance, the Company measured the fair value of the Company’s $75.0 million 5% Convertible Subordinated Debentures (“Notes”) issued in September 2003, using an interest rate that the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company could have obtained at the date of issuance for similar debt instruments without an embedded conversion option. Based on this analysis, the Company determined that the fair value of the Notes was approximately $61.7 million as of the issuance date, a reduction of approximately $13.3 million in the carrying value of the Notes, of which $8.2 million was recorded as additional paid-in capital, and $5.1 million was recorded as a deferred tax liability. Also in accordance with this guidance, the Company is required to allocate a portion of the $3.3 million of debt issuance costs that were directly related to the issuance of the Notes between a liability component and an equity component as of the issuance date, using the interest rate method as discussed above. Based on this analysis, the Company reclassified approximately $0.4 million of these costs as a component of equity and approximately $0.3 million as a deferred tax asset. These costs were amortized through October 1, 2008, as this was the first date at which the redemption and repurchase of the Notes could occur.

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with this guidance, the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $0.2 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $5.2 million for the nine months ended September 30, 2009 and 2008, respectively. The effective interest rates for the three and nine months ended September 30, 2009 and 2008 were 11% and 9.5%, respectively. Included in interest expense for these periods was additional non-cash interest expense of approximately $0.1 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively, and $0.3 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively, as a result of the adoption of this guidance.

The following table illustrates the impact of adopting this guidance on the Company’s income (loss) from continuing operations before income taxes, income (loss) from continuing operations, net income (loss), earnings (loss) per share from continuing operations, and earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2009	2008	2009	2008

Impact on income (loss) from continuing operations before income taxes	$(91)	$(820)	$(265)	$(2,392)
Impact on income (loss) from continuing operations	$(53)	$(481)	$(155)	$(1,473)
Impact on basic earnings (loss) per share from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Impact on diluted earnings (loss) per share from continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Impact on net income (loss)	$(53)	$(481)	$(155)	$(1,473)
Impact on basic earnings (loss) per share	$(0.00)	$(0.02)	$(0.01)	$(0.05)
Impact on diluted earnings (loss) per share	$(0.00)	$(0.02)	$(0.01)	$(0.05)

As of September 30, 2009 and December 31, 2008, the carrying value of the $8.3 million Amended Notes amounted to approximately $7.8 million and $7.5 million, respectively, which are classified as noncurrent liabilities

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the accompanying Condensed Consolidated Balance Sheets. The unamortized discounts related to the Notes were approximately $0.5 million and $0.8 million as of September 30, 2009 and December 31, 2008, respectively, which are being amortized through October 1, 2010.

In April 2008, the FASB issued guidance regarding determination of the useful life of intangible assets. This guidance amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard previously issued by FASB regarding accounting for goodwill and other intangible assets. This guidance requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which will require prospective application. The Company adopted this guidance during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and nine months ended September 30, 2009.

In February 2008, the FASB issued guidance, which deferred the effective date of the FASB statement regarding fair value measurements for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this guidance. The Company adopted this guidance for non-financial assets and non-financial liabilities during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements for the three and nine months ended September 30, 2009.

In December 2007, the FASB issued a revised standard regarding accounting for business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a material impact on the Company’s financial statements as a result of the Company not acquiring any businesses during the nine months ended September 30, 2009. The adoption of this standard could potentially reduce the Company’s future operating earnings due to required recognition of acquisition and restructuring costs through operating earnings upon the acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

In December 2007, the FASB issued a standard regarding accounting for noncontrolling interests in consolidated financial statements. This standard outlines the accounting and reporting for ownership interests in a subsidiary held by parties other than the parent. The Company adopted this standard during the first quarter of 2009. The adoption of this standard did not have a significant impact on its financial statements for the three and nine months ended September 30, 2009.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued guidance regarding an employer’s disclosures about postretirement benefit plan assets. This guidance amends the previously issued standard by the FASB to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements are effective for years ending after December 15, 2009. The Company will adopt the disclosure requirements of this guidance in the Company’s annual report on Form 10-K for the year ended December 31, 2009, and does not anticipate that this guidance will have a significant impact on its financial statements.

Note 3.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of September 30, 2009 and December 31, 2008 consist primarily of investments in auction rate securities of approximately $2.9 million. Uncertainties in the credit markets have prevented the Company and other investors from liquidating some holdings of auction rate securities in recent auctions. Accordingly, the Company still holds a portion of these auction rate securities and is receiving interest at comparable rates for similar securities.

The Company’s investments in auction rate securities had a par value of approximately $3.1 million as of September 30, 2009, and are insured against loss of principal and interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the auction rate securities as noncurrent assets as of September 30, 2009. The total unrealized loss related to its auction rate securities was $179 ($105 after tax), of which $2 ($1 after tax) and $21 ($12 after tax) was included as a component of other comprehensive income (loss) during the three and nine months ended September 30, 2009, respectively.

Note 4.	Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2009 and December 31, 2008.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	September 30, 2009
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$16,306	$16,306	$16,306	$—	$—
Marketable securities(2)	3,147	3,147	226	—	2,921

Total financial assets	$19,453	$19,453	$16,532	$—	$2,921

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$7,816	$8,188	$—	$8,188	$—
Senior revolving credit facility(4)	25,000	25,000	—	25,000	—

Total financial liabilities	$32,816	$33,188	$—	$33,188	$—

	December 31, 2008
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$11,524	$11,524	$11,524	$—	$—
Marketable securities(2)	3,135	3,135	193	2,942	—

Total financial assets	$14,659	$14,659	$11,717	$2,942	$—

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$7,464	$7,841	$—	$7,841	$—
Senior revolving credit facility(4)	79,500	74,412	—	74,412	—

Total financial liabilities	$86,964	$82,253	$—	$82,253	$—

(1)	Included in cash and cash equivalents are money market funds of $3,037 and $2,762 as of September 30, 2009 and December 31, 2008, respectively.

(2)	Included in marketable securities are auction rate securities of $2,921 and $2,942 as of September 30, 2009 and December 31, 2008, respectively.

(3)	The carrying value of the Notes as of December 31, 2008 was retroactively adjusted to reflect the adoption of accounting guidance for convertible debt instruments, which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. The Notes are shown net of debt discounts, and are included as a component of long-term debt as of September 30, 2009 and December 31, 2008.

(4)	The carrying value as of September 30, 2009 represents the borrowings outstanding under the amended and extended revolving credit facility, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balances for the Company’s investments in marketable securities using significant unobservable inputs (Level 3) as of September 30, 2009 and December 31, 2008 was as follows:

Balance at January 1, 2009	$—
Transfer in/(out) of level 3	2,942
Net unrealized loss included in accumulated other comprehensive loss	(21)

Balance at September 30, 2009	$2,921

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of September 30, 2009: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as calculated by the Company using a model based on current yields and other known market data; (iii) the carrying value of the liabilities under the revolving credit agreement approximates fair value as of September 30, 2009, since this facility has a variable interest rate similar to those that are currently available to the Company and is reflective of current market conditions; and (iv) the carrying value of the Notes is based on the market values for similar debt without conversion features as of the issuance date of the Notes in accordance with the FASB guidance described in Note 2 to the Condensed Consolidated Financial Statements, and the fair value of the Notes as of September 30, 2009 is based on the estimated market value for similar debt without conversion features as of September 30, 2009.

Note 5.	Stock-Based Compensation

In accordance with the FASB standard regarding share-based payments, the Company measures the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2009 was $4.28 and $1.67, respectively. There were no stock options granted during the three and nine months ended September 30, 2008, respectively. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following assumptions were used to determine the weighted-average fair value of the stock options granted during the three and nine months ended September 30, 2009:

	September 30, 2009
	Three Months	Nine Months
	Ended	Ended

Expected dividend yield	4.4%	3.6%
Expected stock price volatility	81.6%	68.5%
Risk-free interest rate	2.9%	2.3%
Expected life of options	5 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with the aforementioned FASB standard, the Company recorded compensation expense for the three and nine months ended September 30, 2009 and 2008, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $169 and $1,000 for the three and nine months ended September 30, 2009, respectively, and $182 and $582 for the three and nine months ended

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2008, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2009, there was approximately $702 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.49 years.

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

The details of the stock option activity for the nine months ended September 30, 2009 are as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2009	2,645,301	$10.94
Granted	96,500	$3.18
Exercised	—	$—
Forfeited/Cancelled	(796,600)	$14.57

Outstanding as of March 31, 2009	1,945,201	$9.07
Granted	10,000	$2.98
Exercised	—	$—
Forfeited/Cancelled	(92,950)	$7.00

Outstanding as of June 30, 2009	1,862,251	$9.14
Granted	10,000	$8.50
Exercised	—	$—
Forfeited/Cancelled	(13,800)	$14.67

Outstanding as of September 30, 2009	1,858,451	$9.09	$3,022
Exercisable as of September 30, 2009	1,024,076	$13.07	$—

There were no stock options exercised during the three and nine months ended September 30, 2009. The total intrinsic value of the stock options exercised during the three and nine months ended September 30, 2008 was $2 and $217, respectively. The amount of cash received from the exercise of stock options was $766 for the nine

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months ended September 30, 2008. The tax benefit recognized related to compensation expense for stock options amounted to $50 and $156 for the three and nine months ended September 30, 2009, respectively, and $15 and $57 for the three and nine months ended September 30, 2008, respectively. The actual tax benefits realized from stock option exercises was $1 and $74 for the three and nine months ended September 30, 2008, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $11 for the nine months ended September 30, 2008.

The following table summarizes weighted-average option exercise price information as of September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.49 - $10.31	983,395	5 years	$4.90	165,895	$9.40
$10.32 - $11.99	81,732	2 years	$10.64	81,732	$10.64
$12.00 - $14.00	532,239	2 years	$13.46	530,739	$13.46
$14.01 - $15.77	227,165	4 years	$15.19	215,540	$15.19
$15.78 - $19.72	33,920	6 years	$17.53	30,170	$17.61

	1,858,451	4 years	$9.09	1,024,076	$13.07

The following table summarizes information about nonvested stock option awards as of September 30, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2009	1,029,625	$2.52
Granted	96,500	$1.41
Vested	(7,750)	$5.27
Forfeited	(205,000)	$5.10

Nonvested stock options as of March 31, 2009	913,375	$1.80
Granted	10,000	$1.51
Vested	(15,000)	$4.23
Forfeited	(81,750)	$2.26

Nonvested stock options as of June 30, 2009	826,625	$1.71
Granted	10,000	$4.28
Vested	(2,250)	$4.69
Forfeited	—	$—

Nonvested stock options as of September 30, 2009	834,375	$1.73

Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2009 amounted to $4 and $555, respectively. Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2008 amounted to $18 and $59. The increase in compensation expense recognized for stock options that vested during the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of September 30, 2009 and December 31, 2008, the amounts included in stockholders’ equity for these units were $6,249 and $6,068, respectively. As of September 30, 2009 and December 31, 2008, there were 647,261 and 557,652 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,922 and $2,178 as of September 30, 2009 and December 31, 2008, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of September 30, 2009 and December 31, 2008, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of September 30, 2009 and December 31, 2008, there were 163,934 and 178,747 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $210 and $525 for the three and nine months ended September 30, 2009, respectively and $288 and $875 for the three and nine months ended September 30, 2008, respectively.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the restricted stock activity as of September 30, 2009 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2009	136,000	$13.47
Granted	—	$—
Vested	(26,500)	$12.90
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2009	109,500	$13.61
Granted	—	$—
Vested	(3,750)	$16.58
Forfeited	(6,375)	$12.77

Nonvested restricted stock and restricted stock awards as of June 30, 2009	99,375	$13.55
Granted	—	$—
Vested	(4,584)	$14.04
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of September 30, 2009	94,791	$13.52

Compensation expense related to restricted stock awards amounted to $123 and $412 for the three and nine months ended September 30, 2009, respectively, and $257 and $626 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, unrecognized compensation expense related to restricted stock grants amounted to $526, which will be recognized over a weighted-average period of 1.3 years.

Note 6.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 were 1,953,242 for both periods, respectively, and for the three and nine months ended September 30, 2008 were 2,229,768 for both periods, respectively, since their effect would have been anti-dilutive during the respective periods.

The weighted-average diluted shares outstanding for the three and nine months ended September 30, 2009 and 2008 also exclude the effect of 520,000 and 4,058,445 shares that could have been issued upon the conversion of the Company’s convertible subordinated debentures under certain circumstances, since the effects are anti-dilutive to the earnings per share calculation for these periods. The significant decline in the number of shares to be issued under the convertible subordinated debentures is due to the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The weighted-average basic and diluted shares for the three and nine months ended September 30, 2009 and 2008 include 1,007,464 shares issued as a result of stock dividends paid to shareholders in February, May and August 2009.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the weighted-average basic and diluted shares outstanding for the three and nine months ended September 30, 2009 include 6,251,878 and 2,106,853 shares, respectively, related to the Company’s equity offering that was completed in August 2009. The equity offering is described in more detail in Note 7 to the Condensed Consolidated Financial Statements.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	September 30,
	2009	2008

Basic shares	35,020,140	28,631,565
Diluted shares	35,020,140	28,631,565

	Nine Months Ended
	September 30,
	2009	2008

Basic shares	30,385,974	28,417,401
Diluted shares	30,385,974	28,417,401

Note 7.	Equity Offering

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock, at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of $4.1 million. The net proceeds from the equity offering were used to repay the Company’s $24.2 million term loans in their entirety, and repay a portion of the Company’s borrowings under its revolving credit facility. The 12.1 million shares issued in accordance with this equity offering were reissued from the Company’s treasury stock.

Note 8.	Inventories

Inventories of $28,148 as of September 30, 2009 included raw materials of $8,296 and work-in-process and finished goods of $19,852. As of December 31, 2008, inventories of $27,973 included raw materials of $9,730 and work-in-process and finished goods of $18,243. During the quarter ended September 30, 2009, the Company reviewed and updated its inventory standards to reflect the Company’s current cost structure and production capacity, and recorded an increase of $2,860 in its work-in-process inventory values as a result of this analysis. Management will continue to update its inventory standards on a periodic basis going forward.

Note 9.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2009 are as follows:

Balance at January 1, 2009	$50,371
Purchase price adjustments for prior acquisitions	92
Foreign currency translation adjustment	502

Balance at September 30, 2009	$50,965

The Company performed its annual goodwill impairment assessment as of December 31, 2008. The Company updated its goodwill impairment assessments at March 31, 2009 and June 30, 2009 since the Company’s market capitalization at each reporting date was lower than the carrying value of its reporting unit. The Company concluded that its goodwill was not impaired at each reporting date. As of September 30, 2009, the Company’s market capitalization exceeded the carrying value of its reporting unit; therefore an impairment analysis was not required.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	September 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$48,632	$10,876	$48,580	$6,760
Covenants not-to-compete	25	25	25	21

	$48,657	$10,901	$48,605	$6,781

Note 10.	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets services revenue. The Company took a number of steps over the past several years to reduce fixed costs, eliminate redundancies and better position the Company to respond to market conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs due to headcount reductions and costs associated with closing down and consolidating facilities.

During the nine months ended September 30, 2009, the Company reduced its workforce by approximately 500 positions, or 15% of the Company’s total headcount, which included 200 positions in January 2009, 250 positions in May 2009, and approximately 50 positions in September 2009. The reductions in workforce that occurred during the first half of 2009 were a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and were enterprise-wide. The headcount reductions that occurred in September 2009 were primarily related to the closure of the Company’s digital facility in Houston, TX. The Company recorded approximately $1.0 million and $10.8 million of severance related costs associated with the workforce reductions during the three and nine months ended September 30, 2009, respectively. In addition, during the three and nine months ended September 30, 2009, the Company incurred costs of approximately $0.2 million and $2.5 million, respectively, related primarily to costs associated with the closure and reduction of leased space of certain facilities and costs of approximately $2.2 million and $2.7 million, respectively, related to the closure of the Company’s datacenter facilities and transition of these operations to a third-party service provider. Non-cash asset impairment charges amounted to approximately $0.3 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and were primarily related to impaired assets associated with the closure and consolidation of the aforementioned facilities.

The Company recorded integration costs of approximately $2.0 million during the nine months ended September 30, 2009, primarily related to the Company’s acquisitions, which are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. These costs primarily represent incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations.

These actions resulted in total restructuring, integration and asset impairment charges of $4,220 and $21,184 for the three and nine months ended September 30, 2009, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2009:

	September 30, 2009
	Three Months	Nine Months
	Ended	Ended

Severance and personnel-related costs	$964	$10,831
Occupancy related costs	243	2,534
Asset impairment charges	322	2,450
Other	2,691	5,369

Total	$4,220	$21,184

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2007, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2007	$1,682	$1,329	$—	$3,011
2008 expenses	20,680	2,404	15,614	38,698
Paid in 2008	(13,860)	(2,627)	(15,585)	(32,072)

Balance at December 31, 2008	8,502	1,106	29	9,637
2009 expenses	10,831	2,534	5,369	18,734
Paid in 2009	(14,673)	(2,465)	(3,794)	(20,932)

Balance at September 30, 2009	$4,660	$1,175	$1,604	$7,439

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of the first quarter of 2010.

Note 11.	Debt

The components of debt at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008

Convertible subordinated debentures	$7,816	$7,464
Borrowings under revolving credit facility	25,000	79,500
Capital lease obligations	1,651	2,230

	$34,467	$89,194

In March 2009, the Company amended its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extended its maturity to May 31, 2011. The $150.0 million Facility was restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans. As discussed in Note 14 to the Condensed Consolidated Financial Statements, in October 2009 the Company amended and extended its Revolver through May 2013.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of September 30, 2009, the Company had $25.0 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2013.

The $27.0 million Term Loans were comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans were repaid in their entirety in August 2009 using the net proceeds from the Company’s equity offering which is discussed in more detail in Note 7 to the Condensed Consolidated Financial Statements. Prior to repayment the Term Loans had an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, and engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of September 30, 2009.

During the three and nine months ended September 30, 2009, the average interest rate on the Company’s Facility approximated 4.61% and 3.98%, respectively.

As of September 30, 2009, the Company paid approximately $5.5 million of costs related to the amendment and extension of the Facility. These costs primarily consisted of bank fees and fees paid to attorneys and other third-party professionals. Approximately $0.8 million of the unamortized fees were written off upon the repayment of the Term Loans in August 2009 and have been reported as a loss from extinguishment of debt in the Condensed Consolidated Financial Statements. The remaining fees as of September 30, 2009 are being amortized to interest expense through May 2013.

The Company’s $8.3 million Convertible Subordinated Debentures (the “Notes”) have been reduced by debt discounts of $504 and $856 as of September 30, 2009 and December 31, 2008, respectively. The Notes are classified as long-term debt as of September 30, 2009 and December 31, 2008, since the earliest that the redemption and repurchase features can occur are in October 2010. During the first quarter of 2009, the Company adopted accounting guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) for its Notes. The impact of the adoption of this accounting guidance is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net periodic (benefit) cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$607	$835	$146	$146
Interest cost	1,753	1,791	315	322
Expected return on plan assets	(1,607)	(2,428)	—	—
Amortization of transition asset	(43)	(81)	—	—
Amortization of prior service (credit) cost	(335)	(411)	227	232
Amortization of actuarial loss	515	179	408	449
Curtailment gain	—	—	—	—

Net periodic cost (benefit) of defined benefit plans	890	(115)	1,096	1,149
Union plans	21	79	—	—
Other retirement plans	268	475	—	—

Total cost	$1,179	$439	$1,096	$1,149

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$2,141	$2,513	$438	$438
Interest cost	5,339	5,411	945	966
Expected return on plan assets	(4,771)	(7,436)	—	—
Amortization of transition asset	(191)	(241)	—	—
Amortization of prior service (credit) cost	(1,063)	(1,237)	681	696
Amortization of actuarial loss	2,266	491	1,224	1,347
Curtailment gain	(1,573)	—	—	—

Net periodic cost (benefit) of defined benefit plans	2,148	(499)	3,288	3,447
Union plans	85	214	—	—
Other retirement plans	986	1,683	—	—

Total cost	$3,219	$1,398	$3,288	$3,447

The amortization of the transition asset, prior service (credit)/cost and actuarial loss for the three and nine months ended September 30, 2009, included in the above tables, has been recognized in the net periodic cost (benefit) and included in other comprehensive income, net of tax.

During the nine months ended September 30, 2009, the Company recorded a curtailment gain of $1,573, which primarily represents the accelerated recognition of unrecognized prior service cost resulting from the reductions of the Company’s workforce during the first half of 2009.

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

The Company has contributed approximately $5.0 million to its defined benefit pension plan during the nine months ended September 30, 2009. The Company does not expect to make any additional contributions to this plan during the remainder of 2009. In addition, the Company expects to contribute approximately $1.9 million to its unfunded supplemental retirement plan in 2009, of which approximately $1.8 million was made as of September 30, 2009.

The Company will remeasure and record the plans’ funded status as of December 31, 2009, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2009.

Note 13.	Income Taxes

Income tax benefit for the three months ended September 30, 2009 was $4,163 on pre-tax loss from continuing operations of ($11,585) compared to $8,356 on pre-tax loss from continuing operations of ($26,084) for the same period in 2008. The effective tax rate for the three months ended September 30, 2009 and 2008 were 35.9% and 32.0%, respectively. Income tax benefit for the three months ended September 30, 2009 reflects a favorable impact of $474 related to the reconciliation of the Company’s 2008 estimated tax provision to the Company’s 2008 federal tax return that was filed during the third quarter of 2009; a substantial portion of which relates to additional foreign tax credits generated.

Income tax benefit for the nine months ended September 30, 2009 was $4,447 on pre-tax loss from continuing operations of ($17,470) compared to $6,931 on pre-tax loss from continuing operations of ($21,795) for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 and 2008 were 25.5% and 31.8%, respectively. The lower effective tax rate for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a decrease in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009. Income tax benefit for the nine months ended September 30, 2009 reflects a favorable impact of $474 related to the reconciliation of the Company’s 2008 estimated tax provision to the Company’s 2008 federal tax return that was filed during the third quarter of 2009; a substantial portion of which relates to additional foreign tax credits generated.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 was approximately $2.0 million and $2.9 million, respectively, which includes estimated interest and penalties of approximately $0.6 million and $0.8 million, respectively. There were no significant changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2009.

The Company’s 2007 and 2008 U.S. federal income tax returns are in the process of being audited by the Internal Revenue Service. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

Note 14.	Subsequent Event

In October 2009, the Company amended and extended its $123.0 million Revolving Credit Facility through May 2013. Under the terms of the amended facility, the minimum fixed charge coverage ratio will be 1.0x at all times, and the Company will be afforded increased flexibility related to cash dividends and acquisitions. The amended facility provides that the Company may pay cash dividends of $2.5 million per quarter with an increase in the amount of up to $15.0 million in any fiscal year provided that no default or event of default has occurred and is continuing, the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $30.0 million. In

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, acquisitions up to $50.0 million per annum are permitted if the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $40.0 million.

As with the existing facility, the $123.0 million Revolving Credit Facility will have an interest rate of LIBOR plus 4.00% in the case of Eurodollar loans, or a base rate plus 3.00% in the case of Base Rate loans, and the borrowings are subject to certain levels of receivables and inventories.

The Company incurred costs of approximately $1.4 million related to the amendment and extension of the Facility. These costs primarily consisted of bank fees and fees paid to attorneys. The fees will be amortized to interest expense through May 2013.

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

Overview

Total revenue declined approximately $15.2 million, or 9%, to approximately $148.8 million for the three months ended September 30, 2009 as compared to the same period in 2008, and declined approximately $102.9 million, or 17%, to approximately $506.8 million for the nine months ended September 30, 2009, as compared to the same period in 2008. Revenue from capital markets services, which historically has been the Company’s most profitable service offering, improved by approximately $1.7 million, or 4%, for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to an increase in the number of initial public offerings (“IPOs”) transactions that occurred during the third quarter of 2009 in the U.S and Asia, as compared to the same period in 2008. For the nine months ended September 30, 2009, revenue from capital markets services decreased approximately $56.4 million, or 36%, as compared to the same period in 2008, primarily due to reduced levels of IPOs and merger and acquisition (“M&A”) transactions, particularly in the international markets. Much of the decline in capital markets services for the nine months ended September 30, 2009 is from our international markets, which were down $37.0 million, or 62%, as compared to the prior year period, while capital markets services revenue from the U.S. was down $19.4 million, or 20%. Overall market-wide activity levels improved during the third quarter of 2009 particularly in the U.S. and Asia. However the size of the deals (as measured by total dollars) has been lower than prior periods. Although there is much uncertainty regarding the rebound of capital markets activity, the Company continues to be optimistic that IPO and M&A activity levels will be stronger for the remainder of 2009 and 2010 based on recent trends and current economic projections.

Revenue from shareholder reporting services and marketing communications decreased approximately 10% and 19%, respectively, for the three months ended September 30, 2009 and 8% and 13%, respectively, for the nine months ended September 30, 2009, as compared to the same periods in 2008. Diluted loss per share from continuing operations was ($0.21) for the three months ended September 30, 2009 as compared to diluted loss per share of ($0.62) for the same period in 2008, and diluted loss per share was ($0.43) for the nine months ended September 30, 2009, as compared to diluted loss per share of ($0.52) for the same period in 2008.

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock, at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of $4.1 million. The net proceeds from the equity offering were used to repay the Company’s term loans in their entirety, and to repay a portion of the Company’s borrowings under its revolving credit facility.

In March 2009, the Company amended its $150.0 million credit facility and extended its maturity to May 31, 2011. The amended facility was restructured as an asset-based loan consisting of term loans of $27.0 million (which have been repaid in their entirety using the proceeds from the aforementioned equity offering) and a revolving credit facility of $123.0 million. In October 2009, the $123.0 million revolving credit facility was amended and extended through May 2013. The amended credit facility provides the Company with flexibility to manage through the current economic environment and is discussed in more detail in Note 14 to the Condensed Consolidated Financial Statements. As of September 30, 2009, the Company had $25.0 million outstanding under its credit facility.

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

During the second quarter of 2009, the Company implemented additional initiatives to achieve approximately $20.0 million in annualized cost savings through further reductions in its workforce and facility costs, as part of its continued focus on improving its cost structure and realizing operating efficiencies. These cost reductions were in addition to the cost savings initiatives taken during the past several years and the first quarter of 2009 and included the elimination of a total of approximately 250 positions, or approximately 8% of the Company’s total headcount. The Company recorded approximately $5.6 million of severance related costs associated with these workforce reductions during the second quarter of 2009. In addition, during the second quarter of 2009, the Company incurred costs of approximately $1.5 million and recorded non-cash asset impairment charges of approximately $1.8 million, primarily related to the closure and reduction of leased space of certain facilities. During the third quarter of 2009, the Company incurred restructuring, integration and asset impairment charges of approximately $4.2 million primarily related to the closure of the Company’s digital facility in Houston, TX and costs incurred in the closure of the Company’s datacenter facilities and transition of these operations to a third-party services provider. The Company estimates that the annual savings from the actions taken during the third quarter of 2009 will be approximately $1.0 million and estimates that the cost savings related to the actions taken during the second and third quarters of 2009 that will be recognized in 2009 are approximately $11.5 million.

The Company estimates that the incremental cost savings to be achieved in 2009 as a result of the cost savings measures implemented during 2008 and the first nine months of 2009 are approximately $50.0 million to $60.0 million.

As a result of the Company’s workforce reductions that occurred during the second quarter of 2009, the Company remeasured the funded status of its pension plan and recalculated the benefit obligations as of May 31, 2009. The remeasurement resulted in a $22.5 million reduction to the projected benefit liability, a $9.3 million reduction in deferred income tax assets, and a $13.2 million increase in stockholders’ equity that was recorded during the second quarter of 2009. In addition, the Company recognized a curtailment gain of approximately $1.6 million as a result of the workforce reductions during the nine months ended September 30, 2009.

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total restructuring, integration and asset impairment charges	$4,220	$8,491	$21,184	$28,525
After tax impact	$2,472	$5,344	$12,594	$17,827
Per share impact	$0.07	$0.19	$0.41	$0.62

The charges taken during the three and nine months ended September 30, 2009 primarily represent costs related to the Company’s headcount reductions and facility closures, as previously discussed, and integration costs of approximately $2.0 million for the nine months ended September 30, 2009, respectively, which are related to the Company’s acquisitions. These acquisitions are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Further discussion of the restructuring, integration and asset impairment charges are included in the results of operations, which follows, as well as in Note 10 to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$41,131	28%	$38,760	24%	$2,371	6%
Virtual Dataroom (“VDR”) services	2,942	2	3,637	2	(695)	(19)

Total capital markets services revenue	44,073	30	42,397	26	1,676	4
Shareholder reporting services revenue:
Compliance reporting	24,195	16	26,080	16	(1,885)	(7)
Investment management	38,462	26	41,842	25	(3,380)	(8)
Translation services	2,402	2	4,521	3	(2,119)	(47)

Total shareholder reporting services revenue	65,059	44	72,443	44	(7,384)	(10)

Marketing communications services revenue	34,260	23	42,077	26	(7,817)	(19)
Commercial printing and other revenue	5,371	3	7,039	4	(1,668)	(24)

Total revenue	148,763	100	163,956	100	(15,193)	(9)
Cost of revenue	(100,476)	(68)	(121,901)	(74)	21,425	18
Selling and administrative expenses	(44,497)	(30)	(49,401)	(30)	4,904	10
Depreciation	(6,190)	(4)	(6,860)	(4)	670	10
Amortization	(1,366)	(1)	(1,659)	(1)	293	18
Restructuring, integration and asset impairment charges	(4,220)	(3)	(8,491)	(5)	4,271	50
Interest expense	(1,796)	(1)	(2,654)	(2)	858	32
Loss on extinguishment of debt	(777)	(1)	—	—	(777)	(100)
Other (expense) income, net	(1,026)	(1)	926	1	(1,952)	(211)

Loss from continuing operations before income taxes	(11,585)	(8)	(26,084)	(16)	14,499	56
Income tax benefit	4,163	3	8,356	5	(4,193)	(50)

Loss from continuing operations	(7,422)	(5)	(17,728)	(11)	10,306	58
(Loss) income from discontinued operations	(51)	—	6,084	4	(6,135)	(101)

Net loss	$(7,473)	(5)%	$(11,644)	(7)%	$4,171	36%

Revenue

Total revenue decreased $15,193, or 9%, to $148,763 for the three months ended September 30, 2009, as compared to the same period in 2008. Revenue from capital markets improved $1,676, or 4%, during the three months ended September 30, 2009, primarily due to the increased number of IPO transactions, particularly in the U.S. and Asia, as compared to the same period in 2008. This increase was partially offset by the reduced size of the deals (as measured by total dollars) occurring in 2009 as compared to the size of the deals that occurred in 2008, a decrease in the number of M&A transactions occurring in 2009 as compared to 2008, and increased pricing pressure in 2009. During the three months ended September 30, 2009, 18 priced IPO deals were awarded to service providers as compared to 11 deals that occurred during the same period in 2008, an increase of approximately 64% in 2009.

Bowne was awarded eight of these deals, or 44% of the priced IPO deals that were awarded during the three months ended September 30, 2009. In addition, the Company was awarded six of the eight largest M&A jobs that were awarded to service providers during the three months ended September 30, 2009. Capital markets services revenue from the U.S. markets slightly increased for the three months ended September 30, 2009 as compared to the same period in 2008 while capital markets services revenue from our international markets increased approximately $1.3 million, or 12%, for the three months ended September 30, 2009 as compared to the same period in 2008. The increase in revenue from our international markets is primarily due to an increase in revenue of approximately $4.1 million from our Asian subsidiaries as the Asian markets show signs of recovery. Offsetting the increase in capital markets services revenue from Asia are the reduced activity levels in Canada and Europe in 2009 as compared to 2008. In addition, capital markets services revenue is also negatively impacted by approximately $0.5 million as a result of the improvement in the U.S. dollar during the three months ended September 30, 2009 as compared to the same period in 2008. Included in capital markets revenue for the three months ended September 30, 2009 is $2,942 of revenue related to the Company’s VDR services, which decreased 19% as compared to the same period in 2008 as a result of the overall decline in M&A activity.

Shareholder reporting services revenue decreased $7,384, or 10%, to $65,059 for the three months ended September 30, 2009 as compared to the same period in 2008. Compliance reporting revenue decreased approximately 7% for the three months ended September 30, 2009 as compared to the same period in 2008. The decrease in revenue from compliance reporting services was primarily attributable to: (i) fewer public filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset-backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public given current economic conditions. Investment management revenue decreased 8% for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to competitive pricing pressure in 2009 as a result of the current economic conditions, reduced print volumes and non-recurring work in 2008. Translation services revenue decreased 47% for the three months ended September 30, 2009 as compared to the same period in 2008, primarily a result of competitive pricing pressure and less activity in 2009. In addition, revenue from shareholder reporting services from the Company’s international markets (primarily Canada) was also negatively impacted by approximately $0.9 million as a result of the improvement in the U.S. dollar compared to certain foreign currencies during the three months ended September 30, 2009 as compared to the same period in 2008.

Marketing communications services revenue decreased $7,817, or 19%, during the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to the loss of certain accounts and lower activity levels and volumes from existing customers, as companies reduced marketing spending in the current economic downturn.

Commercial printing and other revenue decreased approximately $1.7 million for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to lower volumes and activity levels as a result of the current economic conditions.

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$120,561	81%	$132,447	81%	$(11,886)	(9)%
International	28,202	19	31,509	19	(3,307)	(10)

Total revenue	$148,763	100%	$163,956	100%	$(15,193)	(9)%

Revenue from the domestic market decreased 9% to $120,561 for the three months ended September 30, 2009, compared to $132,447 for the three months ended September 30, 2008. This decrease is primarily due to the reduction in total revenue, as discussed further above.

Revenue from the international markets decreased 10% to $28,202 for the three months ended September 30, 2009, as compared to $31,509, for the three months ended September 30, 2008. Offsetting the overall decrease in revenue from international markets was an increase in revenue of approximately $4.5 million from the Company’s subsidiaries in Asia, as previously discussed. The overall decline in revenue from international markets primarily reflects a reduction in capital markets activity in Canada and Europe in 2009 and a decline in revenue from shareholder reporting services from international markets, particularly in Canada, in 2009 as compared to the same period in 2008. Also contributing to the decrease in revenue from international markets was the improvement in the U.S. dollar during the three months ended September 30, 2009 as compared to the same period in 2008. At constant exchange rates, revenue from the international markets decreased $1,716, or 5%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Cost of Revenue

Cost of revenue declined by $21,425, or 18%, for the three months ended September 30, 2009 as compared to the same period in 2008. The decrease in cost of revenue was due to the decline in total revenue, as previously discussed. As a percentage of revenue, cost of revenue improved to 68% for the three months ended September 30, 2009, as compared to 74% for the same period in 2008. The improvement in cost of revenue as a percentage of revenue for the three months ended September 30, 2009 is primarily due to: (i) the improvement in operating efficiencies resulting from the Company’s recent cost savings measures; (ii) the increase in capital markets services revenue, which has been the Company’s most profitable class of services; and (iii) the favorable impact of approximately $2.9 million as a result of the Company updating its inventory standards during the third quarter of 2009 to reflect the Company’s current cost structure and production capacity. Management will continue to update its inventory standards on a periodic basis going forward.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4,904, or 10%, for the three months ended September 30, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in payroll, incentive compensation and expenses directly associated with sales, such as commissions, and is also due to the favorable impact of the Company’s recent cost savings measures, including savings resulting from the Company’s headcount and facility reductions that occurred during the past twelve months, the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year and the Company’s reduction in travel and entertainment spending. Offsetting the decrease in selling and administrative expenses were higher medical benefit costs in 2009 as compared to the prior year and an increase in bad debt expense for the three months ended September 30, 2009 as compared to the same period in 2008. As a percentage of revenue, overall selling and administrative expenses was 30% for both periods.

Other Factors Affecting Net Income

Depreciation expense decreased approximately 10% for the three months ended September 30, 2009, as compared to the same period in 2008, resulting from the reduced level of depreciation due to facilities that were closed in connection with the consolidation of the Company’s manufacturing platform and the reorganization that has occurred over the past twelve months.

Amortization expense decreased slightly for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to lower amortization expense recognized in 2009 related to the acquisition of GCom2 Solutions, Inc., (“GCom”) as a result of the finalization of the purchase price allocation for this acquisition during the fourth quarter of 2008. This acquisition is discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Restructuring, integration and asset impairment charges for the three months ended September 30, 2009 were $4,220 as compared to $8,491 for the same period in 2008. The charges incurred during the three months ended September 30, 2009 primarily related to the closure of the Company’s digital facility in Houston, TX and costs incurred in the closure of the Company’s datacenter facilities and transition of these operations to a third-party services provider, as previously discussed. The charges incurred during the three months ended September 30, 2008 primarily consisted of integration costs of approximately $7.1 million related to the Company’s acquisitions that occurred during the fourth quarter of 2007 and throughout 2008 and costs related to the Company’s headcount reductions.

Interest expense decreased $858, or 32%, for the three months ended September 30, 2009 as compared to the same period in 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Interest expense for the three months ended September 30, 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had a lower average effective interest rate than the Company’s convertible debt that was outstanding during the three months ended September 30, 2008. In addition, the Company’s average outstanding debt balance for the three months ended September 30, 2009 was significantly lower than the average outstanding debt balance for the same period in 2008 as a result of the repayment of the term loans and payment of a portion of the Company’s borrowings under its revolving credit facility during the third quarter of 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.61% during the three months ended September 30, 2009.

The loss from extinguishment of debt for the three months ended September 30, 2009 represents the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Term Loans upon the repayment of the Term Loans in August 2009. There was no such loss for the same period in 2008.

Other income (expense) decreased $1,952 to an expense of ($1,026) for the three months ended September 30, 2009, as compared to income of $926 for the same period in 2008, primarily due to foreign currency losses of approximately ($1.3) million for the three months ended September 30, 2009 as compared to foreign currency gains of approximately $0.6 million for the same period in 2008. The foreign currency losses in 2009 are a result of the weakness in the U.S. dollar compared to other currencies during the third quarter of 2009 as compared to the same period in 2008. Also contributing to the decrease in other income was a decline in interest income for the three months ended September 30, 2009, as compared to the same period in 2008 resulting from a decrease in interest bearing cash and short-term investments and a decline in interest rates for the three months ended September 30, 2009 as compared to the same period in 2008.

Income tax benefit for the three months ended September 30, 2009 was $4,163 on pre-tax loss from continuing operations of ($11,585) compared to $8,356 on pre-tax loss from continuing operations of ($26,084) for the same period in 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 were 35.9% and 32.0%, respectively. Income tax benefit for the three months ended September 30, 2009 reflects a favorable impact of $474 related to the reconciliation of the Company’s 2008 estimated tax provision to the Company’s 2008 federal tax return that was filed during the third quarter of 2009; a substantial portion of which relates to additional foreign tax credits generated.

The loss from discontinued operations for the three months ended September 30, 2009 was ($51) as compared to income from discontinued operations of $6,084 for the same period in 2008. Income from discontinued operations for the three months ended September 30, 2008 primarily consisted of the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization business. The results from discontinued operations for the three months ended September 30, 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by these discontinued businesses and income tax expense associated with the discontinued operations.

As a result of the foregoing, net loss for the three months ended September 30, 2009 was ($7,473) as compared to ($11,644) for the three months ended September 30, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended
	September 30,
	2009	2008

Domestic (United States)	$(10,252)	$(25,542)
International	(1,333)	(542)

Loss from continuing operations before income taxes	$(11,585)	$(26,084)

The improvement in domestic results from continuing operations is primarily due to the improvement in operating efficiencies resulting from the Company’s cost savings measures implemented over the past twelve months. Although total revenue decreased by approximately $11.9 million, or 9%, for the three months ended September 30, 2009 as compared to the same period in 2008, pre-tax loss improved by approximately $15.3 million. The domestic results for the three months ended September 30, 2009 and 2008 include approximately $4.2 million and $8.5 million respectively, of restructuring, integration and asset impairment charges. The increase in pre-tax loss from the international subsidiaries is primarily due to the significant declines in revenue from the Company’s subsidiaries in Canada and Europe. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$93,322	18%	$148,445	24%	$(55,123)	(37)%
VDR services	8,981	2	10,260	2	(1,279)	(12)

Total capital markets services revenue	102,303	20	158,705	26	(56,402)	(36)
Shareholder reporting services revenue:
Compliance reporting	133,328	26	146,057	24	(12,729)	(9)
Investment management	135,136	27	140,882	23	(5,746)	(4)
Translation services	9,227	2	13,559	2	(4,332)	(32)

Total shareholder reporting services revenue	277,691	55	300,498	49	(22,807)	(8)

Marketing communications services revenue	108,790	21	124,596	20	(15,806)	(13)
Commercial printing and other revenue	18,060	4	25,932	5	(7,872)	(30)

Total revenue	506,844	100	609,731	100	(102,887)	(17)
Cost of revenue	(338,302)	(67)	(410,162)	(67)	71,860	18
Selling and administrative expenses	(132,974)	(26)	(164,163)	(27)	31,189	19
Depreciation	(20,647)	(4)	(20,996)	(3)	349	2
Amortization	(4,100)	(1)	(3,238)	(1)	(862)	(27)
Restructuring, integration and asset impairment charges	(21,184)	(4)	(28,525)	(5)	7,341	26
Interest expense	(5,148)	(1)	(7,558)	(1)	2,410	32
Loss on extinguishment of debt	(777)	—	—	—	(777)	(100)
Other (expense) income, net	(1,182)	—	3,116	1	(4,298)	(138)

Loss from continuing operations before income taxes	(17,470)	(3)	(21,795)	(4)	4,325	20
Income tax benefit	4,447	1	6,931	1	(2,484)	(36)

Loss from continuing operations	(13,023)	(3)	(14,864)	(2)	1,841	12
Loss (income) from discontinued operations	(222)	—	5,221	1	(5,443)	(104)

Net loss	$(13,245)	(3)%	$(9,643)	(2)%	$(3,602)	(37)%

Revenue

Total revenue decreased $102,887, or 17%, to $506,844 for the nine months ended September 30, 2009 as compared to the same period in 2008. The decline in revenue is primarily attributed to a significant decrease in capital markets revenue as compared to the same period in 2008 resulting from reduced levels of IPO and M&A transactions as well as increased pricing pressure, as compared to the same period in 2008. In addition, the size of the deals (as measured by total dollars) occurring in 2009 has been considerably less than the size of the deals occurring in 2008. As such, revenue from capital markets decreased $56,402, or 36%, during the nine months ended September 30, 2009 as compared to the same period in 2008. Capital markets services revenue from the U.S. markets decreased approximately $19.4 million, or 20%, during the nine months ended September 30,

2009 as compared to the same period in 2008. During the nine months ended September 30, 2009, 32 priced IPO deals were awarded to service providers as compared to 55 deals that occurred during the same period in 2008, a decrease of approximately 42% in 2009. Bowne was awarded 11 of these deals, or 34% of the priced IPO deals that were awarded during the nine months ended September 30, 2009. In addition, the Company was awarded fifteen of the twenty-three largest M&A jobs that were awarded to service providers during the nine months ended September 30, 2009. Capital markets services revenue from our international markets declined approximately $37.0 million, or 62%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decline in revenue from our international markets is primarily due to the lack of large transactions occurring in Europe and Canada in 2009 as compared to 2008 and is also negatively impacted by $2,166 as a result of the improvement in the U.S. dollar during the nine months ended September 30, 2009 as compared to the same period in 2008. Although capital market activity in Asian markets showed signs of recovery during the third quarter of 2009, overall activity for the nine months ended September 30, 2009 was lower than the activity levels for the same period in 2008. Included in capital markets revenue for the nine months ended September 30, 2009 is $8,981 of revenue related to the Company’s VDR services, which decreased approximately 12% for the nine months ended September 30, 2009, as compared to the same period in 2008, as a result of the overall decline in IPO and M&A activity.

Shareholder reporting services revenue decreased $22,807, or 8%, to $277,691 for the nine months ended September 30, 2009 as compared to the same period in 2008. Compliance reporting revenue decreased approximately 9% for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease in revenue from compliance reporting services was primarily attributable to: (i) fewer public filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset-backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public given current economic conditions. Investment management revenue decreased approximately 4% for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work in 2008. These declines were partially offset by the addition of new clients and increased services for certain existing customers in 2009. Translation services revenue decreased 32% for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily a result of competitive pricing pressure and less activity in 2009. In addition, revenue from shareholder reporting services from the Company’s international markets (primarily Canada) was also negatively impacted by $7,917 as a result of the improvement in the U.S. dollar compared to certain foreign currencies during the nine months ended September 30, 2009, as compared to the same period in 2008.

Marketing communications services revenue decreased $15,806, or 13%, during the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to the loss of certain accounts and lower activity levels and volumes from existing customers, as companies reduced marketing spending in the current economic downturn.

Commercial printing and other revenue decreased approximately $7.9 million for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to lower volumes and activity levels as a result of the current economic conditions.

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$428,513	85%	$486,977	80%	$(58,464)	(12)%
International	78,331	15	122,754	20	(44,423)	(36)

Total revenue	$506,844	100%	$609,731	100%	$(102,887)	(17)%

Revenue from the domestic market decreased 12% to $428,513 for the nine months ended September 30, 2009, compared to $486,977 for the nine months ended September 30, 2008. This decrease is primarily due to the reduction in total revenue, as discussed further above.

Revenue from the international markets decreased 36% to $78,331 for the nine months ended September 30, 2009, as compared to $122,754 for the nine months ended September 30, 2008. The decline in revenue from international markets primarily reflects a reduction in capital markets activity in 2009, particularly in Europe, and a decline in revenue from shareholder reporting services from international markets, particularly in Canada, in 2009 as compared to the same period in 2008. Also contributing to the decrease in revenue from international markets was the improvement in the U.S. dollar during the nine months ended September 30, 2009 as compared to the same period in 2008. At constant exchange rates, revenue from the international markets decreased $33,144, or 27%, for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Cost of Revenue

Cost of revenue declined $71,860, or 18%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease in cost of revenue was due to the significant decline in total revenue, as previously discussed. In addition, the decrease in cost of revenue for the nine months ended September 30, 2009 as compared to the same period in 2008 also reflects the improvement in operating efficiencies resulting from the Company’s recent cost savings measures.

Selling and Administrative Expenses

Selling and administrative expenses decreased $31,189, or 19%, for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease is primarily due to decreases in payroll, incentive compensation and expenses directly associated with sales, such as commissions, and is also due to the impact of the Company’s recent cost savings measures, including savings resulting from the Company’s headcount and facility reductions that occurred during the past twelve months, the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year and the Company’s reduction in travel and entertainment spending. Also contributing to the decrease is a curtailment gain of approximately $1.6 million recognized during the nine months ended September 30, 2009 related to the Company’s defined benefit pension plan, as discussed in more detail in Note 12 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2008, the Company recognized costs of approximately $1.1 million under the Company’s Long-Term Equity Incentive Plan that was settled in March 2008. There were no such payments in 2009 under the Company’s 2008 Equity Incentive Plan, which is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Offsetting the decrease in equity-based compensation for the nine months ended September 30, 2009 as compared to the same period in 2008 was a $457 increase in compensation expense recognized for stock options as a result of the voluntary surrender and cancellation of a portion of the Company’s stock options held by certain officers during the first quarter of 2009, which is discussed further in Note 5 to the Condensed Consolidated Financial Statements. Partially offsetting the decrease in selling and administrative expenses was an increase in bad debt expense for the nine months ended September 30, 2009 of approximately $1.0 million as compared to the same period in 2008, primarily a result of current economic conditions, and higher medical benefit costs in 2009 as compared to 2008. As a percentage of revenue, overall selling and administrative expenses improved to 26% for the nine months ended September 30, 2009 as compared to 27% for the same period in 2008.

Other Factors Affecting Net Income

Depreciation expense decreased slightly for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to the facilities that were closed in connection with the consolidation of the Company’s manufacturing platform and the reorganization that has occurred over the past twelve months.

Amortization expense increased for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to the timing of the recognition of the amortization expense related to the intangible assets associated with the Company’s acquisitions that occurred during 2008. These acquisitions are discussed in more detail in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Restructuring, integration and asset impairment charges for the nine months ended September 30, 2009 were $21,184 as compared to $28,525 for the same period in 2008. The charges incurred during the nine months ended September 30, 2009 primarily represent costs related to the Company’s headcount reductions and facility closures and consolidations, as previously discussed, and integration costs of approximately $2.0 million primarily related to the Company’s acquisitions. The charges incurred during the nine months ended September 30, 2008 primarily consisted of: (i) integration costs of $12.0 million related to the Company’s acquisitions; (ii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; (iii) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN; and (iv) additional workforce reductions.

Interest expense decreased $2,410, or 32%, for the nine months ended September 30, 2009 as compared to the same period in 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Interest expense for the nine months ended September 30, 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had a lower average effective interest rate than the Company’s convertible debt that was outstanding during the nine months ended September 30, 2008. In addition, the Company’s average outstanding debt balance for the nine months ended September 30, 2009 was significantly lower than the average outstanding debt balance for the same period in 2008 as a result of the repayment of the term loans and payment of a portion of the Company’s borrowings under its revolving credit facility during the third quarter of 2009. The weighted-average interest on the Company’s borrowings under its credit facility was approximately 3.98% during the nine months ended September 30, 2009.

The loss from extinguishment of the debt for the nine months ended September 30, 2009 represents the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Term Loans upon the repayment of the Term Loans in August 2009. There was no such loss for the same period in 2008.

Other income (expense) decreased $4,298 to an expense of ($1,182) for the nine months ended September 30, 2009, as compared to income of $3,116 for the same period in 2008, primarily due to foreign currency losses of approximately ($1.6) million for the nine months ended September 30, 2009 as compared to foreign currency gains of approximately $0.4 million for the same period in 2008. The foreign currency losses in 2009 are a result of the weakness in the U.S. dollar as compared to other currencies for the nine months ended September 30, 2009 as compared to the same period in 2008. Also contributing to the decrease in other income was a decline in interest income in 2009 resulting from a decrease in interest bearing cash and short-term investments and a decline in interest rates for the nine months ended September 30, 2009, as compared to the same period in 2008. Other income for the nine months ended September 30, 2008 was partially offset by the reduction of a $0.8 million legal reserve resulting from the withdrawal of an outstanding legal claim in the prior year.

Income tax benefit for the nine months ended September 30, 2009 was $4,447 on pre-tax loss from continuing operations of ($17,470) compared to $6,931 on pre-tax loss from continuing operations of ($21,795) for the same period in 2008. The effective tax rates for the nine months ended September 30, 2009 and 2008 were 25.5% and 31.8%, respectively. The lower effective tax rates for the nine months ended September 30, 2009 as compared to the same period in 2008 was primarily due to a decrease in the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income in 2009. Income tax benefit for the nine months ended September 30, 2009 reflects a favorable impact of $474 related to the reconciliation of the Company’s 2008 estimated tax provision to the Company’s 2008 federal tax return that was filed during the third quarter of 2009; a substantial portion of which relates to additional foreign tax credits generated.

The loss from discontinued operations for the nine months ended September 30, 2009 was ($222) as compared to income from discontinued operations of $5,221 for the same period in 2008. Income from discontinued operations for the nine months ended September 30, 2008 primarily consisted of the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization business. The results from discontinued operations for the nine months ended September 30, 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued operations.

As a result of the foregoing, net loss for the nine months ended September 30, 2009 was ($13,245) as compared to ($9,643) for the nine months ended September 30, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income from continuing operations before income taxes for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended
	September 30,
	2009	2008

Domestic (United States)	$(11,323)	$(25,146)
International	(6,147)	3,351

Loss from continuing operations before income taxes	$(17,470)	$(21,795)

The improvement in domestic results from continuing operations is primarily due to the improvement in operating efficiencies resulting from the Company’s cost savings measures implemented over the past twelve months and a decline in restructuring, integration and asset impairment charges. Although total revenue decreased by approximately $58.5 million, or 12%, for the nine months ended September 30, 2009 as compared to the same period in 2008, pre-tax loss improved by approximately $13.8 million. The domestic results for the nine months ended September 30, 2009 and 2008 include approximately $19.2 million and $27.5 million, respectively, of restructuring, integration and asset impairment charges. Domestic results of operations include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The increase in pre-tax loss from international subsidiaries is primarily due to the significant declines in revenue from the Company’s international subsidiaries, particularly in Canada and Europe. The international results for the nine months ended September 30, 2009 and 2008 include approximately $2.0 million and $1.0 million, respectively, of restructuring, integration and asset impairment charges.

Liquidity and Capital Resources

	September 30,
Liquidity and Cash Flow Information:	2009	2008

Working capital	$108,584	$140,489
Current ratio	2.08:1	2.33:1
Net cash provided by (used in) operating activities (for the nine months ended)	$6,329	$(23,234)
Net cash used in investing activities (for the nine months ended)	$(9,993)	$(61,258)
Net cash provided by financing activities (for the nine months ended)	$7,326	$34,815
Capital expenditures	$(10,556)	$(16,654)
Acquisitions	$(195)	$(79,495)
Average days sales outstanding	71 days	70 days

Overall working capital decreased by approximately $31.9 million as of September 30, 2009 as compared to September 30, 2008. The change in working capital from September 30, 2008 to September 30, 2009 is primarily attributed to: (i) cash used in the redemption of the Company’s Notes in October 2008 as previously discussed; (ii) cash used to pay restructuring and integration related expenses associated with the Company’s recent acquisitions and cost savings initiatives, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements and in Note 9 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008; (iii) cash contributions of approximately $5.0 million to the Company’s defined benefit pension plan in 2009 and (iv) cash used for capital expenditures.

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock, at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of $4.1 million. The net proceeds from the equity offering were used to repay the Company’s term loans in their entirety, and repay a portion of the Company’s borrowings under its revolving credit facility.

In March 2009, the Company amended its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extended its maturity to May 31, 2011. The $150.0 million Facility was restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans. In October 2009, the $123.0 million Revolver was amended and extended until May 2013.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of September 30, 2009, the Company had $25.0 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2013.

The $27.0 million Term Loans were comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. As discussed in Note 11 to the Condensed Consolidated Financial Statements, the Term Loans were repaid in their entirety in August 2009 using the net proceeds from the Company’s equity offering. Prior to repayment, the Term Loans had an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

The Facility requires compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, engage in mergers and acquisitions and sales of assets, among other things. The Company was in compliance with all loan covenants as of September 30, 2009 and based upon its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2009.

As of September 30, 2009, there was $52.8 million of credit available under the Revolver, which was based on the Company’s borrowing base calculation as of September 30, 2009, and reflects outstanding letters of credit of approximately $4.0 million. There were no significant changes to the Company’s outstanding borrowings under the Revolver or its borrowing capacity through November 1, 2009. The Company’s next borrowing base calculation is due on November 20, 2009.

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

Cash Flows

Average days sales outstanding was 71 days for the nine months ended September 30, 2009 as compared to 70 days for the same period in 2008. The Company had net cash provided by operating activities of $6,329 for the nine months ended September 30, 2009 as compared to net cash used in operating activities of $23,234 for the nine months ended September 30, 2008, respectively. The improvement in net cash used in operating activities for the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily the result of no bonuses being paid under the Company’s incentive plans during the nine months ended September 30, 2009, which was mainly based on the Company’s 2008 operating results. The Company paid cash bonuses of approximately $13.8 million during the nine months ended September 30, 2008, which was mainly based on the Company’s 2007 operating results. Also contributing to the decrease in cash used in operating activities were net cash refunds for income taxes of $7,589 received during the nine months ended September 30, 2009 as compared to income taxes paid of $4,618 during the nine months ended September 30, 2008 and a decrease in restructuring and integration payments during the nine months ended September 30, 2009 as compared to the same period in 2008. Offsetting the decrease in cash used in operating activities was the contribution of approximately $5.0 million to the Company’s defined benefit pension plan during the nine months ended September 30, 2009 as compared to no contributions being made to the pension plan during 2008. Overall, cash used in operating activities improved by $29,563 from September 30, 2008 to September 30, 2009.

Net cash used in investing activities was $9,993 for the nine months ended September 30, 2009 as compared to $61,258 for the nine months ended September 30, 2008. The change from 2008 to 2009 was primarily due to the decrease in the cash used in acquisitions for the nine months ended September 30, 2009 as compared to the same period in 2008. Net cash used in acquisitions for the nine months ended September 30, 2008 amounted to $79,495, and consisted of the acquisitions of GCom, Rapid Solutions Group, Capital Systems, Inc. (“Capital”) and a net working capital adjustment related to the acquisition of Alliance Data Mail Services that was received in June 2008. During the first nine months of 2009, the Company paid $195 for the settlement of the working capital related to the acquisition of Capital, which was acquired in July 2008. Partially offsetting the decrease in cash used in investing activities was a decrease in the net proceeds received from the sale of marketable securities during the nine months ended September 30, 2009 as compared to the same period in 2008, as a result of the Company liquidating a significant portion of its investments in auction rate securities in 2008. Capital expenditures for the nine months ended September 30, 2009 were $10,556 as compared to $16,654 for the same period in 2008. The decrease in capital expenditures in 2009 as compared to 2008 is primarily due to capital expenditures occurring during the nine months ended September 30, 2008 related to the integration of the Company’s acquired businesses and the development of the Company’s new workflow and billing system which was implemented during the fourth quarter of 2008.

Net cash provided by financing activities was $7,326 for the nine months ended September 30, 2009 as compared to $34,815 for the same period in 2008. The decrease in net cash provided by financing activities in 2009 as compared to the same period in 2008 is primarily due to net borrowings under the Company’s credit facility of approximately $37.0 million during the nine months ended September 30, 2008 as compared to the net payment of borrowings under the credit facility and term loans of approximately $59.9 million during the nine months ended September 30, 2009. The Company received net proceeds of approximately $67.8 million from its equity offering that occurred in August 2009. As previously discussed, these proceeds were used to repay the Company’s term loans in their entirety, and repay a portion of the Company’s borrowings under its revolving credit facility. Partially offsetting the decrease in net cash provided by financing activities for the nine months ended September 30, 2009 as compared to the same period in 2008 was the suspension of cash dividends paid to shareholders. During the nine months ended September 30, 2009, the Company issued stock dividends to its shareholders equivalent to $0.165 per share, or approximately 1.0 million shares, based on the average sales price of the Company’s common stock for the 30-day trading period prior to each dividend record date. Cash dividends paid to shareholders amounted to $4,410 for the nine months ended September 30, 2008. The payment of dividends in cash was limited under the original terms of the Facility. The amended Facility provides that the Company may pay cash dividends of $2.5 million per quarter with an increase in the amount of up to $15.0 million in any fiscal year provided that no default or event of default has occurred and is continuing, the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $30.0 million. The net borrowings for the nine months ended September 30, 2009 have been reported net of debt issuance costs related to the amendment and extension of the Facility of approximately $5.5 million, which have been paid as of September 30, 2009.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements and the accounting pronouncements adopted by the Company during the three and nine months ended September 30, 2009 is included in Note 2 to the Condensed Consolidated Financial Statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 million Notes consist of fixed rate instruments, and therefore, would not be significantly impacted by changes in interest rates. The terms of the Company’s Revolver and Term Loans are discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. As of September 30, 2009, the Company had $25.0 million of borrowings outstanding under its Revolver. During the three and nine months ended September 30, 2009, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 4.61% and 3.98%, respectively. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $163 and $697 for the three and nine months ended September 30, 2009, respectively, based on the average outstanding balances under the credit facility during the periods. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. Prior to repayment, the Company’s Term Loans had an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $5,415 and ($3,820) in its Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2009 and 2008, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected net transaction (loss) gain of ($1,588) and $377 in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, respectively. The (loss) gain is primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.1 million as of September 30, 2009, primarily consisting of auction rate securities.

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

The Company’s defined benefit pension plan holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. As a result of the significant decline in worldwide capital markets in 2008, the value of the investments held by the Company’s Plan substantially decreased through December 31, 2008, the Company’s measurement date. The Company has contributed approximately $5.0 million to its defined benefit pension plan during the nine months ended September 30, 2009, and does not expect to make any additional contributions to this plan during the remainder of 2009. However, further declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future periods.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008 are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in conjunction with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language):(i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and(v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2009

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 4, 2009