Form 10-K
period 2009-12-31
BOWNE & CO INC
filed 2010-03-02
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $166.5 million. For purposes of the foregoing calculation, the registrant’s 401(K) Savings Plan is deemed to be an affiliate of the registrant.

The registrant had 40,094,746 shares of Common Stock outstanding as of March 1, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the documents of the registrant listed below have been incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

Notice of Annual Meeting of Stockholders and Proxy Statement anticipated to be dated April 15, 2010. Part III, Items 10-12

PART I

Item 1.	Business

Bowne & Co., Inc. (Bowne and its subsidiaries are hereinafter collectively referred to as “Bowne,” the “Company,” “We” or “Our” unless otherwise noted), established in 1775, is a global leader in providing business services that help companies produce and manage their shareholder, investor, and marketing communications. These communications include, but are not limited to, regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Its services span the entire document life cycle and involve both electronic and printed media. Bowne helps clients create, edit and compose their documents, manage the content, translate the documents when necessary, personalize the documents, prepare the documents and in many cases perform the filing, and print and distribute the documents, both through the mail and electronically.

The Company made several significant changes to its organizational structure and manufacturing capabilities over the past several years to consolidate its business units into a unified model that supports and markets Bowne’s full range of service offerings, from transactional services to corporate compliance reporting to investment management solutions and personalized digital marketing communications. Essentially, the Company has integrated its customer-facing resources to provide all Bowne services to all clients and prospects; the Company has unified its manufacturing footprint to provide the best quality and most cost-effective technology regardless of timing and location; and has consolidated all administrative and support functions so that best practices and economic advantages are being leveraged across the enterprise. These modifications were made in response to the evolving needs of our clients, who are increasingly asking for services that can span Bowne’s full range of offerings. These changes have significantly reduced costs and improved profitability in 2009 and have well positioned the Company to further realize the benefits of these changes as market conditions continue to recover. The Company has one reportable segment, which is consistent with how the Company is structured and managed.

Overall, the Company generated revenue of approximately $675.8 million in 2009, $766.6 million in 2008, and $850.6 million in 2007. Further information regarding revenue and identifiable assets attributable to the Company’s operations for the calendar years 2009, 2008 and 2007 are shown in Note 20 to the Consolidated Financial Statements.

On February 23, 2010, Bowne & Co., Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement has been approved by the Boards of Directors of the parties to the Merger Agreement. Consummation of the merger is subject to various customary conditions, including approval of the merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the Merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of $60 million, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

Industry Overview

The document management services industry is highly fragmented, with hundreds of independent service companies that provide a full range of document management services and with a wide range of technology and software providers. Specific to capital markets services and compliance reporting, there are many companies, including Bowne, that participate in a material way. Demand for capital markets services tends to be cyclically related to new debt and equity issuances and public mergers and acquisitions activity. Demand for compliance reporting is less sensitive to capital market changes and represents a recurring periodic activity, with seasonality linked to significant filing deadlines imposed by law on public reporting companies and mutual funds. Demand is also impacted by changing regulatory and corporate disclosure requirements.

The market for digital, personalized communications is also highly fragmented with a large number of active participants providing a wide range of services. The primary competitors provide end-to-end, digital services ranging from message design services, to technical solutions design and implementation, to printing and distribution via mail or online delivery. Bowne is focused on providing the full range of services required to support clients with data integration, document creation, production, distribution and management solutions that address the growing variable personalized communications needs of many industries. Companies are increasingly looking to digital, variable, data-driven solutions to help streamline their communications and increase their competitive edge. For example, a firm’s ability to create relevant, engaging, and targeted communications to both customers and prospective customers can help increase customer retention and sales, as well as protect brand integrity. Bowne’s depth of experience in digital variable document production coupled with the technologies that provide clients with an end-to-end solution for business and marketing communications, supported by Bowne’s reputation for quality, integrity, and overall production experience in a number of industries, uniquely position Bowne in this emerging marketplace.

The Company

The Company provides a full-range of services consisting of the following: capital markets services, shareholder reporting services, marketing communications and commercial printing.

Capital markets services

Capital markets services include a comprehensive array of services to create, manage, translate, file and distribute shareholder and investor-related documents. Bowne provides these services to its clients in connection with capital market transactions, such as equity and debt issuances and mergers and acquisitions. The Company’s capital markets services apply to registration statements, prospectuses, bankruptcy solicitation materials, special proxy statements, offering circulars, tender offer materials and other documents related to corporate financings, acquisitions and mergers. The Company also offers Bowne Virtual Dataroomtm (“VDR”), a hosted online data room capability, which provides a secure and convenient means for clients to permit due diligence of documents in connection with securities offerings, mergers and acquisitions and other corporate transactions. This service is offered through an alliance with BMC Group Inc., an information management and technology service provider to corporate, legal and financial professionals.

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

The Company’s compliance reporting services apply to annual and interim reports, regular proxy materials and other periodic reports that public companies are required to file with the Securities and Exchange Commission (“SEC”) or other regulatory bodies around the world. Bowne is at the forefront of XBRL technology and has made significant enhancements to its suite of XBRL solutions during the past year, which assists clients in meeting its SEC filing requirements. Bowne is also a leading filing agent for EDGAR, the SEC’s electronic filing system. The Company provides both full-service and self-service filing options, the latter through Internet-based filing products: BowneFile16®, 8-K Expresstm and 6-K Express®. In recent years, the Company has launched new innovative products, services and technology solutions to assist clients as they shift toward increased use of technology, e-delivery and content management capabilities. These service offerings include: Pure Compliancetm, an EDGAR-only filing service that offers clients a balance of fixed pricing, rapid turnaround, and high quality HTML output to meet their regulatory filing requirements; Bowne’s electronic proxy service, Bowne ePodtm, which assists public companies in responding to the SEC’s rule enabling issuers to furnish proxy materials to shareholders through an electronic notice and access delivery model; and Bowne Compliance Driversm, an automated financial statement reporting tool, through a strategic alliance with Clarity Systems, Inc.

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

The marketing communications services offered by the Company use advanced database technology, coupled with high-speed digital printing, to help clients reach their customers with targeted, customized and personalized communications. Using a model that begins with extensive consultation to ascertain clients’ communications challenges, Bowne delivers quality technology-based applications that integrate document creation, content management, digital printing, and electronic and physical delivery.

Bowne has developed unique technology solutions that provide the framework to customize each document to meet a client’s unique needs, while maintaining the controls and standards to ensure each personalized communication produced and delivered on the client’s behalf is consistently accurate and of the highest quality, from creation to delivery.

•	Clients are provided with web-based tools to edit and manage their document content repositories and order documents for delivery, with an electronic library of the client’s documents that can be edited in real-time by the client’s sales, marketing and legal professionals, as well as other authorized users.

•	Extensive business logic provides for automated customization and personalization of each document based on an individual client’s needs.

•	Production and distribution methods are flexible to match the needs of clients with a mix of capabilities for digital print and electronic delivery that can be managed at the document level.

•	Automated controls throughout the system utilize barcode technology and provide for speed, quality, and audit capabilities, making it possible to track a unique document anywhere in the system.

Bowne services help clients create, manage and distribute critical information, such as statements, trade confirmations, welcome and enrollment kits, sales kits and marketing collateral. With the ability to provide personalized and targeted communications, rather than the conventionally printed generic information, clients are able to achieve higher returns on their marketing dollars and reduce waste. Because of the integration of systems between Bowne and its clients, these services tend to involve longer-term relationships. The primary clients for these services include mutual funds, stock brokerage firms, defined contribution providers, investment banks, insurance companies, commercial banks, health care providers and educational services.

Commercial printing

Bowne also provides commercial printing, which consists of annual reports, sales and marketing literature, point of purchase materials, research reports, newsletters and other custom-printed matter.

Operations

Over the last several years, the Company has focused on improving its cost structure and operating efficiencies by reducing fixed costs and increasing flexibility to better respond to market fluctuations. The Company has reorganized its regional operations and closed or consolidated a portion of its U.S. offices and facilities. While the Company maintains its own printing capabilities in North America, Bowne also outsources some printing to independent printers, especially during times of peak demand. This outsourcing allows the Company to preserve flexibility while reducing the staffing, maintenance and operating expense associated with under-utilized facilities, and is in line with industry practice. The Company also has arrangements with companies in India to perform some of its composition processing and related functions. Importantly, in preceding years the Company invested significantly in new technologies that it now leverages to perform the same volume of high-quality service for its clients despite the reductions in its workforce. This has allowed the Company to significantly reduce its fixed and direct labor costs. As a result of the increased flexibility Bowne has achieved in the last few years, the Company expects that its cost savings will be long-term and that it will not need to add back most of the personnel and related costs as client activity levels increase and the business expands.

The Company believes that its technology investments have produced one of the most flexible and efficient composition, printing and distribution systems in the industry. For example:

•	Bowne launched FundSuite SX, an investment management product obtained from its acquisition of GCom in February 2008. FundSuite SX automates a tedious process with which investment management administrators have historically been tasked. It converts raw financial data into effective communications, reports and filings, and is integrated with the Company’s full suite of investment management products and services.

•	In June 2009, Bowne launched Bowne ComplianceTraktm and Bowne ComplianceTrak Advisertm, which are compliance tracking, monitoring and reporting systems designed specifically to meet the needs of hedge fund professionals, through a strategic alliance with HedgeOp Compliance.

•	The Company entered into a strategic alliance with Financial Communications LLC and launched a comprehensive Summary Prospectus solution for investment management firms in May 2009.

•	As a result of its acquisition of St Ives Financial in 2007 the Company now offers Smartappstm, an online content management system that improves the process of producing financial documents, and MergeText, a content repository.

•	Based upon technology acquired from PLUM Computer Consulting Inc. during 2006 the Company announced the launch of a content management system, FundAlign®, that provides mutual fund and investment management firms with the means to collaborate throughout the process of creating, composing and distributing critical communications such as prospectuses and shareholder reports. The system combines a Microsoft® interface with a network of composing systems.

•	In October 2008, the Company released Bowne Compliance Driversm, an external reporting tool, as a result of a strategic relationship with Clarity Systems, Inc.

•	In 2007, 2008 and 2009 Bowne was named to the Information Week 500, the annual ranking of the nation’s most innovative Information Technology companies. Bowne was recognized for investments in innovative technology infrastructure and in its client facilities with advanced telecommunications and information technology infrastructure and state-of-art amenities.

•	During 2008, the Company upgraded its iGen presses to iGen4tm digital presses which utilize the latest digital technology.

•	Bowne developed the Bowne Interactive XBRL Viewertm, which gives issuers the ability to upload, technically validate, and preview XBRL documents before submitting them to the SEC. Bowne offers a full-range of XBRL tagging solutions. The Company also formed an offshore XBRL team to complete XBRL tagging under the strict supervision of internal experts. Under SEC requirements, U.S. large accelerated filers were required to file financial disclosures in XBRL in 2009, with all other issuers subject to the mandate over the next two years.

•	During 2009, the Company continued progress on building its distributive print platform, converting certain offset print facilities into integrated offset and digital print facilities.

•	Advances in technology have permitted Bowne to centralize the majority of its composition operations into “Centers of Excellence,” to reduce its composition workforce and to outsource the more routine and less critical composition work at a lower cost than performing it in-house.

•	In 2008, the Company expanded its use of centralized customer service centers, creating a centralized Investment Management center. In 2007, the Company created a Compliance Service Assistance center that transitioned a majority of the labor-intensive task of work order creation and project coordination of several EDGAR-only compliance documents (8-Ks, 6-Ks, and Schedule 13s); in 2008, the Compliance Service Assistance Center added Section 16 filing capabilities. These centers free up capacity in the Company’s local Customer Service centers, enabling project coordinators to better manage the relationship side of these transactions and increase their focus on projects that require greater one-on-one communication with clients.

•	In 2008, the Company launched a new workflow and billing system, which accelerates and simplifies the movement of data between customer service, manufacturing shop floor and invoicing.

Other Information

The percentage of revenue by class of service for the past three fiscal years is as follows

	Years Ended December 31,
Type of Service	2009	2008	2007

Capital markets services revenue:
Transactional services	24%	25%	36%
VDR services	2	2	1

Total capital markets services revenue	26	27	37
Shareholder reporting services revenue:
Compliance reporting	23	22	22
Investment management	25	23	19
Translation services	2	2	2

Total shareholder reporting services revenue	50	47	43
Marketing communications services revenue	21	22	15
Commercial printing and other revenue	3	4	5

	100%	100%	100%

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

The Company’s composing and its manufacturing platforms are operated as centralized and fully distributive models. This provides Bowne with the ability to maximize efficiency, increase utilization and better meet its customers’ needs.

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

In capital market services and shareholder reporting services, the Company competes primarily with several global competitors and regional service providers having similar degrees of specialization. Some of these organizations operate at multiple locations and some are subsidiaries or divisions of companies having greater financial resources than those of the Company. As the Company has launched new innovative services and technology solutions, the Company’s competitors increasingly include technologically focused competitors, some of whom have greater financial resources than those of the Company. Based upon the most recently available published information, the Company is a market leader in capital markets services. The Company has experienced competition for sales, customer service and production personnel in addition to its customer base.

In commercial printing the Company competes with general commercial printers, which are far more numerous than those in the financial communications market, and some of these printers have far greater financial resources than those of the Company.

In the digital personalized communications market Bowne competes with diverse competition from a variety of companies, including commercial printers, in-house departments, direct marketing agencies, facilities management companies, software providers and other consultants.

Cyclical, Seasonal and Other Factors Affecting the Company’s Business

Revenue from capital markets services accounted for approximately 26% of the Company’s revenue in 2009. This revenue stream is driven by transactional or financing events and is affected by various factors including conditions in the world’s capital markets. Transactional revenue and net income depends upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, credit availability and prevailing interest rates, and general economic and political conditions. The Company experienced a significant decline in revenue from capital markets services during 2008 and the first half of 2009 primarily resulting from the global economic crisis. During the second half of 2009 overall market conditions showed improvement, particularly in the U.S. and Asia. If market conditions deteriorate, they could potentially have a significant impact on customers’ demand for the Company’s capital market services, which could result in a decrease in revenue in future periods.

Revenue from all other lines of service besides capital markets accounted for approximately 74% of Bowne’s revenue and tends to be more recurring in nature and includes revenue from shareholder reporting services as well as revenue from marketing communications product offerings.

Revenue derived from shareholder reporting services is seasonal, with the greatest number of proxy statements and regulatory reports required during the Company’s first fiscal quarter ending March 31 and the early part of the Company’s second quarter ending June 30. Because of these cyclical and seasonal factors, coupled with the general need to complete certain printing jobs quickly after delivery of copy by the customers, the Company must maintain physical plant and customer service staff sufficient to meet peak work loads. Shareholder reporting services, commercial and digital printing are not considered to be as cyclical as capital markets services, and help to diversify the Company’s revenue streams.

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

Bowne works with industry-leading hardware and software vendors to support the technology infrastructure. Various software tools and programming languages are used within the technical development environment. The Company invests in the latest technologies and equipment to constantly improve services and remain on the leading edge. With a technology team comprised of over 200 professionals (in solutions management, application development and technology operations departments) as of December 31, 2009, Bowne is constantly engaged in numerous and valuable systems enhancements.

Bowne has established document management capacity that is flexible and aligned with customer demand. Technology plays a key role in this strategy through the extension of the composition network with vendors in India. This allows the Company to efficiently and seamlessly outsource EDGAR conversions and composition work as needed. In addition, other technology services are outsourced in instances where it can be done at substantial cost savings and added flexibility.

The Company strives to ensure the confidentiality, integrity and availability of clients’ data. Bowne developed a secure mechanism that, through software logic, secure gateways, and firewalls provides a system that is designed for security and reliability with substantial disaster recovery capability for clients. The Company continually seeks to improve these systems.

Patents and Other Rights

The Company has no significant patents, licenses, franchises, concessions or similar rights other than certain trademarks. Except for a proprietary computer composition and telecommunication system, the Company does not have significant specialized machinery, facilities or contracts which are unavailable to other firms providing the same or similar services to customers. The Company and its affiliates utilize many trademarks and service marks worldwide, many of which are registered or pending registration. The most significant of these is the trademark and trade name Bowne®. The Company also uses the following service marks and trademarks: Bowne Compliance Driversm, Bowne Compliance Plus®, Bowne ComplianceTraktm, Bowne ComplianceTrak Advisertm, Bowne ePod®, Bowne 8-K Express®, BowneFaxtm, BowneFile16®, BowneImpressions®, BowneLink®, Bowne 6-K Express®, Bowne Taggertm, Bowne Virtual Dataroomtm, Deal Room Express®, DealTranstm, E2 Expresstm, Express Starttm, FundAlign®, FundSmith®, ProspectusNow®, Pure Compliance®, QuickPathtm, SecuritiesConnect®, smartappstm, smartforumtm, smartedgartm, smartprooftm, We Own the Xtm, Xchanger® and XMarktm.

Sales and Marketing

The Company employs over 200 sales and marketing personnel. The Company has a unified client-facing sales organization which leverages the Company’s regional field sales management to sell and support all Bowne services. In addition to soliciting business from existing and prospective customers by building relationships and delivering customized solutions, the sales personnel act as a liaison between the customer and the Company’s customer service operations. They also provide advice and assistance to customers. The Company periodically advertises in trade publications and other media, and conducts sales promotions by mail, by presentations at seminars and trade shows and by direct delivery of marketing collateral material to customers.

Customers and Backlog of Orders

The Company’s customers include a wide variety of corporations, law firms, investment banks, insurance companies, bond dealers, mutual funds and other financial institutions.

During the fiscal year ended December 31, 2009, no single customer accounted for 10% or more of the Company’s sales. The Company has no backlog, within the common meaning of that term, which is normal throughout the service offerings in which the Company is focused. However, within its capital markets services, the Company usually has a backlog of customers preparing for financial offerings. This backlog is greatly affected by capital market activity.

Employees

At December 31, 2009, the Company had approximately 2,800 full-time employees. The Company believes relations with its employees are excellent. Less than one percent of the Company’s employees are members of various unions covered by collective bargaining agreements. The Company provides pension, 401(k), profit-sharing, certain insurance and other benefits to most non-union employees.

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

International Sales

The Company’s international business offers similar services as those delivered by its domestic operations. International capabilities are delivered primarily by the Company or in some areas through strategic relationships. The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, the Company has affiliations with firms providing similar services abroad. Revenues derived from foreign countries, other than Canada, were approximately 10% of the Company’s total revenues in 2009, 11% in 2008 and 13% in 2007. During 2009, 2008 and 2007, revenues derived from foreign countries other than Canada totaled $62 million, $85 million and $110 million, respectively. Canadian revenues were approximately 7%, 8% and 10% of the Company’s total sales in 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, revenues derived from Canada totaled $50 million, $63 million, and $83 million, respectively.

Item 1A.	Risk Factors

The Company’s consolidated results of operations, financial condition and cash flows can be adversely affected by various risks. These risks include, but are not limited to, the principal factors listed below and other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Recent global economic conditions created turmoil in credit and capital markets that, if they persist or deteriorate, could have a significant adverse impact on the Company’s operations.

Worldwide economic conditions resulted in an extraordinary tightening of credit markets and contractions in the capital markets. These economic conditions have resulted in negative impacts on businesses and financial institutions and financial services entities in particular. They have also resulted in unprecedented intervention in financial institutions and markets by governments throughout the world, including the enactment in the United States of the Emergency Economic Stabilization Act of 2008. These economic conditions were characterized in news reports as a global economic crisis, and have also had a significant negative impact on the Company’s operations during the second half of 2008 and first half of 2009. Although economic conditions improved during the second half of 2009 and early 2010, if these conditions deteriorate, they could potentially have a more significant impact on operations in future periods by:

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

Declines in the Company’s stock price or expected profitability could result in impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

The global economic crisis experienced in 2008 and the first half of 2009 has impacted the stock prices of many companies. If the price of Bowne common stock declines, it could result in an impairment of the Company’s goodwill. Bowne’s stock value is dependent upon continued future growth in demand for the Company’s services and products. If such growth does not materialize or if the Company’s profitability is significantly reduced, the Company could be required to recognize an impairment of its goodwill and other long-lived assets or write-off a portion of its deferred tax assets through a valuation allowance. Such changes could have an adverse effect on Bowne’s financial position and results of operations.

The Company performed its annual goodwill impairment assessment as of December 31, 2009. Based on the analysis, it concluded that the fair value of the Company’s reporting unit exceeds the carrying amount and therefore goodwill is not considered impaired. When the assessment was performed, market capitalization, which is an indicator of fair value, was above the carrying value of the reporting unit. To the extent Bowne’s stock price declines, or its strategies change, it is possible that the conclusion regarding goodwill impairment could change.

The Company’s strategy to increase revenue through introducing new products and services and acquiring businesses that complement its existing businesses may not be successful, which could adversely affect results and may negatively affect earnings.

Approximately 26% of the Company’s revenue was derived from capital market services in 2009, which are dependent upon capital markets transactional activity. Bowne is pursuing strategies designed to improve our capital markets service offerings and grow non-capital markets businesses (which represented about 74% of Bowne’s revenue in 2009), including compliance reporting services, investment management services and the Company’s digital and personalization business. At the same time Bowne has pursued a strategy of acquisitions and strategic alliances for complementary products and service offerings. The Company also believes that pursuing complementary acquisition opportunities will lead to more stable and diverse recurring revenue. This strategy has many risks, including the following:

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

The Company’s revenue may be adversely affected as clients implement technologies enabling them to produce and disseminate documents on their own. For example, clients and their financial advisors have increasingly relied on web-based distributions for prospectuses and other printed materials. Also, the migration from an ASCII-based EDGAR system to an HTML format for SEC public filings eventually may enable more clients to handle all or a portion of their periodic filings without the need for Bowne’s services. The Company’s abilities to realize revenue opportunities relating to its XBRL and other recent service offerings may be adversely impacted by a variety of factors, including changing regulatory requirements and rapid technology innovations by software companies and other competitors.

The environment in which Bowne competes is highly competitive, which creates adverse pricing pressures and may harm the Company’s business and operating results if it cannot compete effectively.

Competition in the Company’s various services is intense. The speed and accuracy with which Bowne can meet client needs, the price of its services and the quality of its products and supporting services are factors in this competition. In the capital markets, shareholder reporting and commercial printing lines of service, the Company competes directly with several other service providers having similar degrees of specialization. One of these service providers is a division of a company that has greater financial resources than those of Bowne.

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

Bowne has made significant investments in developing its capabilities through recent acquisitions. If the Company is unable to adequately implement its solutions, generate sufficient customer interest in those solutions or capitalize on sales opportunities, it may not be able to realize the return on its investments that were anticipated. Failure to recover an investment or the inability to realize sufficient return on its investment may adversely affect the Company’s results of operations as well as its efforts to diversify the Company’s businesses.

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

Bowne derived approximately 17% of its revenues in 2009 from various foreign sources, and a significant part of its current operations are outside of the United States. The Company conducts operations in Canada, Europe, Central America, South America and Asia. In addition, Bowne has affiliations with certain firms providing similar services abroad. As a result, the Company’s business is subject to political and economic instability and currency fluctuations in various countries. The maintenance of Bowne’s international operations and entry into additional international markets require significant management attention and financial resources. In addition, there are many barriers to competing successfully in the international arena, including:

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

A majority of Bowne’s revenue from its capital markets services is derived from individual projects rather than long-term service agreements. Therefore, the Company cannot assure that a client will engage Bowne for further services once a project is completed or that a client will not unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term service agreements makes it difficult to predict the Company’s future revenue. As a result, Bowne’s financial results may fluctuate from period to period based on the timing and scope of the engagement with its clients which could, in turn, lead to adverse movements in the price of the Company’s common stock or increased volatility in its stock price generally. Bowne has no backlog, within the common meaning of that term; however, within its capital markets services, it usually has a backlog of clients preparing for initial public offerings, or IPOs. This IPO backlog is highly dependent on the capital markets for new issues, which can be volatile. During 2008 and 2009, the IPO market experienced a severe reduction in activity.

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

As of December 31, 2009, Bowne had approximately $14.3 million of total debt outstanding. In the future, it may incur additional debt to finance its business operations. If the Company’s level of indebtedness increases, there may be an increased risk of a credit rating downgrade or a default on its obligations that could adversely affect Bowne’s financial condition and results of operations.

The failure to comply with the covenants in the Company’s credit facility or declines in the borrowing base availability could adversely affect its financial condition.

The Company had $5.0 million outstanding under its $123.0 million credit facility as of December 31, 2009. Bowne’s credit facility contains customary restrictions, requirements and other limitations on its ability to incur indebtedness. The Company’s ability to borrow under its facility is subject to compliance with certain financial and other covenants. Failure to comply with covenants could cause a default under the facility, and Bowne may then be required to repay such debt, or negotiate an amendment. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms.

Borrowings under the facility are also subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories in North America. Borrowings under the facility are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). Declines in available borrowings based on the borrowing base determination could also cause the Company to require additional sources of capital that may not be available to us, or be available only on unattractive terms.

The Company relies on debt financing, including borrowings under its credit facility to finance working capital and acquisitions. If Bowne is unable to obtain debt financing from this or other sources, or refinance existing indebtedness upon maturity, its financial condition and results of operations would likely be adversely affected. If Bowne breaches covenants in its debt agreements, the lenders can declare a default, which would adversely affect the Company’s operations and financial condition.

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

The funded status of the Company’s defined benefit pension plan (the “Plan”) is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. The recent global economic crisis has impacted the prices of many investments. During 2008, the Plan investments experienced a significant decline in market value, which resulted in a significant reduction of the Plan’s funded status. Although market conditions recovered somewhat in 2009, further declines in the market value of the Company’s Plan investments could adversely affect the Plan’s funded status, and may require the Company to make additional contributions in future years. In addition, decreases in the discount rate used to value the year-end benefit obligations would increase the pension liability, which would also adversely impact the Plan’s funded status.

Costs to provide health care and other benefits to the Company’s employees and retirees may increase.

The Company provides health care and other benefits to both employees and retirees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, the Company’s cost to provide such benefits could increase, adversely impacting the Company’s profitability.

The Company’s services depend on the reliability of computer systems maintained by the Company and its outsourcing vendors and the ability to implement and maintain information technology and security measures.

Bowne’s global platform of services depends on the ability of computer systems maintained by the Company and its outsourcing vendors to operate efficiently and reliably at all times. Certain emergencies or contingencies could occur, such as a computer virus attack, a natural disaster, a significant power outage covering multiple cities or a terrorist attack, which could temporarily shut down these facilities and computer systems. Maintaining up to date and effective security measures requires extensive capital expenditures as well as reliance on the capabilities of vendors. In addition, the ability to implement further technological advances and to maintain effective information technology and security measures is important to the Company’s business. If these technological and operations platforms and outsourced capabilities become outdated, it will be at a disadvantage when competing in its industry. Furthermore, if the security measures protecting these computer systems and operating platforms are breached, it may lose business and become subject to civil claims by clients or other third parties.

Bowne’s services depend on third-parties to provide or support some of its services and its business and reputation could suffer if these third-parties fail to perform satisfactorily.

The Company outsources a portion of its non-computer services to third parties, both domestically and internationally. For example, its EDGAR document conversion services of SEC filings and its XBRL data tagging services substantially rely on independent contractors to provide an increasing portion of this work. If these third parties do not perform their services satisfactorily or confidentially, if they decide not to continue to provide such services to Bowne on commercially reasonable terms or if they decide to service competitors, or compete directly with Bowne, the Company’s business could be adversely affected. The Company could also experience delays in providing products and services, which could negatively affect Bowne’s business until comparable third-party service providers, if available, were identified and obtained. Any service interruptions experienced by clients could negatively impact Bowne’s reputation, resulting in lost clients and limited ability to attract new clients and the Company may become subject to civil claims by its clients or other third parties. In addition, the Company could face increased costs by using substitute third-party service providers.

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

Bowne’s success depends in part upon the development, acquisition, licensing and enhancement of document composition, creation, production and job management systems, applications, tools and other information technology software to conduct its business. These systems, applications, and tools are generally “off the shelf” software that are generally available and may be obtained on competitive terms and conditions, or are developed by employees, or are available from a limited number of vendors or licensors on negotiated terms and conditions. The Company’s technologies or service offerings may become subject to intellectual property claims by others which, even if unfounded, could be costly, or harm the Company’s business. The Company’s future success will increasingly depend in part on its ability to identify, obtain and retain intellectual property rights to technology, both for its internal use as well as for its clients’ direct use, either through internal development, acquisition or licensing from others, or alliances with others. The inability to identify, obtain and retain rights to certain technology on favorable terms and conditions would make it difficult for Bowne to conduct business, or to timely introduce new and innovative technology-based products and services, which could harm the Company’s business, financial condition and operating results.

Fluctuations in the costs of paper, ink, energy, and other raw materials may adversely impact the Company.

Bowne’s business is subject to risks associated with the cost and availability of paper, ink, other raw materials, and energy. Consolidation of supplier markets or increases in the costs of these items may increase the Company’s costs, and the Company may not be able to pass these costs on to customers through higher prices. Increases in the costs of materials may adversely impact customers’ demand for printing and related services. A severe paper, multi-market energy shortage, or delivery delays could have an adverse effect upon many of the Company’s operations.

The Company may fail to achieve its financial forecasts due to inaccurate sales forecasts or other factors.

Our revenues and particularly revenue from new services are difficult to forecast, and, as a result, our future operating results can fluctuate substantially. For example, expected revenue to be generated from our XBRL filings business are based on a number of factors, including technology innovation and additional changes to the SEC mandate. If competitors develop enhanced solutions that are perceived to be superior to our XBRL services, or if the SEC changes or delays the mandate as it now stands, the Company’s revenue opportunity could be significantly restricted. Such a restriction could have a materially negative impact on the Company’s revenues and financial results.

Our pending merger with R.R. Donnelley & Sons Company may cause disruption in our business and, if the pending merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.

We have entered into a merger agreement with R.R. Donnelley & Sons Company (“R.R. Donnelley”) and Snoopy Acquisition, Inc. (“Merger Sub”), dated February 23, 2010, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of R.R. Donnelley. Under the terms of the merger agreement, each outstanding share of common stock of the Company will be cancelled and converted into the right to receive cash in the amount of $11.50 per share.

The announcement of the pending merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger, whether or not consummated, may impact our relationships with third parties.

Consummation of the Merger is subject to various customary conditions, including approval of the Merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the Merger. The merger agreement is subject to termination if the Merger is not completed by October 23, 2010 (which date can be extended to January 23, 2011 if antitrust approval has not been obtained but all other conditions have been met). In addition, the merger agreement contains certain other termination rights for both the Company and R.R. Donnelley and further provides that, upon termination of the merger agreement under specified circumstances, the Company may be obligated to pay R.R. Donnelley a termination fee of $14.5 million.

We cannot predict whether the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, there can be no assurance that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the Merger is not completed for any other reason, the market price of our common stock may decline.

These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.

Item 1B.	Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the SEC.

Item 2.	Properties

Information regarding the significant facilities of the Company, as of December 31, 2009, nine of which were leased and six of which were owned, is set forth below.

	Year
	Lease		Square
Location	Expires	Description	Footage

5 Henderson Drive West Caldwell, NJ	2014	Digital printing plant and general office space.	211,000
55 Water Street New York, NY	2026	Customer service center, general office space, and corporate headquarters.	143,000
111 Lehigh Drive Fairfield, NJ	2014	Warehouse space.	94,000
60 Gervais Drive Don Mills (Toronto), Ontario, Canada	2010	Customer service center, printing plant, and general office space.	73,000
13603 East Foster Road Santa Fe Springs, CA	2011	Digital printing plant and general office space.	60,000
500 West Madison Avenue Chicago, IL	2016	Customer service center and general office space.	38,000
140 East 45th Street New York, NY	2014	Customer service center and general office space.	35,000
2 Braxton Way Concordsville, PA	2013	Customer service center and general office space.	30,000
1 London Wall London, England	2021	Customer service center and general office space.	16,500
5021 Nimtz Parkway South Bend, IN	Owned	Digital and offset printing plant and general office space.	127,000
215 County Avenue Secaucus, NJ	Owned	Digital and offset printing plant and general office space.	125,000
1200 Oliver Street Houston, TX	Owned	Digital and offset printing plant, customer service center, composition and general office space.	110,000
1931 Market Center Blvd. Dallas, TX	Owned	Customer service center, composition and general office space.	75,000
411 D Street Boston, MA	Owned	Customer service center, composition and general office space.	73,000
1500 North Central Avenue Phoenix, AZ	Owned	Customer service center, composition and general office space.	53,000

All of the properties described above are well maintained, in good condition and suitable for all presently anticipated requirements of the Company. The majority of the Company’s equipment is owned outright.

Refer to Note 16 to the Consolidated Financial Statements for additional information regarding property and equipment leases.

Item 3.	Legal Proceedings

The Company is not involved in any material pending legal proceedings other than routine litigation incidental to the conduct of its business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of fiscal year 2009.

Supplemental Item.  Executive Officers of the Registrant

The following information is included in accordance with the provisions of Part III, Item 10 of Form 10-K. The executive officers of the Company and their recent business experience are as follows:

Name	Principal Occupation During Past Five Years	Age

David J. Shea	Chairman and Chief Executive Officer since November 2007, previously served as Chairman, President, and Chief Executive Officer from January 2007 to November 2007, President and Chief Operating Officer from October 2004 to January 2007. Also served as Senior Vice President, Bowne & Co., Inc., and Senior Vice President and Chief Executive Officer, Bowne Business Solutions and Bowne Enterprise Solutions from November 2003 to October 2004; and as Senior Vice President of the Company and President of Bowne Business Solutions from May 2002 to November 2003.	54
William P. Penders	President since November 2007, previously served as Senior Vice President and President of Bowne Financial Communications from August 2006 to November 2007; Chief Operating Officer of Bowne Financial Communications from December 2005 to August 2006, and served as President of Bowne International and President of the Eastern Region of Bowne Financial Communications from 2003 to December 2005.	49
Elaine Beitler	Senior Vice President, Business Integration, Manufacturing and Chief Information Officer since November 2007; previously served as Senior Vice President from March 2007 to November 2007 and President of Bowne Marketing & Business Communications from December 2005 to March 2007. Also served as General Manager of Bowne Enterprise Solutions from 2004 to December 2005 and Senior Vice President of Client Services and Operations for Bowne Enterprise Solutions from 2003 to 2004, and Chief Technology Officer for Bowne Technology Enterprise from 1998 to 2003.	50
Susan W. Cummiskey	Senior Vice President, Human Resources since December 1998.	57
Scott L. Spitzer	Senior Vice President, General Counsel and Corporate Secretary since May 2004; served as Vice President, Associate General Counsel and Corporate Secretary from March 2002 to May 2004; served as Vice President and Associate General Counsel from April 2001 to March 2002.	58
John J. Walker	Senior Vice President and Chief Financial Officer since September 2006; previously, served as Senior Vice President, Chief Financial Officer and Treasurer for Loews Cineplex Entertainment Corporation since 1990.	57
Richard Bambach, Jr.	Chief Accounting Officer of the Company since May 2002 and Vice President, Corporate Controller since August 2001; served as Interim Chief Financial Officer of the Company from April 2006 to September 2006.	45
Bryan Berndt	Treasurer and Vice President of Tax and Finance since April 2007 and Vice President of Tax and Finance from September 2006 to April 2007; previously, served as Vice President of Finance, Controller and Principal Accounting Officer at Loews Cineplex Entertainment Corporation since 1997.	53

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

Share Prices

The Company’s common stock is traded on the New York Stock Exchange under the symbol “BNE.” The following are the high and low share prices as reported by the New York Stock Exchange, and dividends paid per share for calendar year 2009 and 2008, by year and by quarters.

			Dividends
2009	High	Low	per Share

Fourth quarter	$8.42	$5.63	$0.055
Third quarter	8.85	5.53	0.055	(a)
Second quarter	7.23	2.85	0.055	(a)
First quarter	6.74	0.85	0.055	(a)

Calendar year	8.85	0.85	$0.22

2008
Fourth quarter	$11.53	$1.86	$0.055
Third quarter	14.01	10.86	0.055
Second quarter	17.23	12.53	0.055
First quarter	17.57	12.00	0.055

Calendar year	17.57	1.86	$0.22

(a)	The Company issued a stock dividend to its shareholders equivalent to $0.055 per share for the first three quarters of 2009. Quarterly stock dividends were based on the average sales price of the Company’s common stock for the 30-day trading period prior to each dividend record date. Dividends for any fractional shares were paid in cash.

The number of holders on record as of December 31, 2009 was 1,078.

During the first three quarters of 2009, the Company suspended the payment of cash dividends, and issued stock dividends to its shareholders. The payment of cash dividends was restricted under the covenants of the Company’s Revolving Credit Facility (“Facility”), which was amended in March 2009. In October 2009, the Company further amended and extended its Facility. Under the terms of the amended Facility the Company is able to pay cash dividends of $2.5 million per quarter with an increase in the amount of up to $15.0 million in any fiscal year provided that no default or event of default has occurred and is continuing, the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $30.0 million. The Facility is discussed in more detail in Note 12 to the Consolidated Financial Statements. In November 2009 the Company reinstated the payment of cash dividends.

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

As discussed in more detail in Item 5 of the Company’s annual reports on Form 10-K for the year ended December 31, 2008, the Company selected the S&P 1500 to replace the S&P Diversified Commercial and Professional Services Index (“S&P Services Index”) as our peer group, since the S&P Services Index was discontinued in 2008 and no longer available to use as of December 31, 2008. We believe that the S&P 1500 is an appropriate published industry index that measures the performance of other companies within our industry. In addition, Bowne is included in the companies represented in the S&P 1500. The Company chose the S&P 500 because it is a broad index of the equity markets.

We calculated the yearly change in Bowne’s return in the same way that both the S&P 500 and the S&P 1500 calculate change. In each case, we assumed an initial investment of $100 on December 31, 2004. In order to measure the cumulative yearly change in that investment over the next five years, we first calculated the difference between, on one hand, the price per share of the respective securities on December 31, 2004 and, on the other hand, the price per share at the end of each succeeding fiscal year. Throughout the five years we assumed that all dividends paid were reinvested into the same securities. Next, we turned the result into a percentage of change by dividing that result by the difference between the price per share on December 31, 2004 and the price per share at the end of each later fiscal year. Finally, we calculated the price per share at the end of each subsequent fiscal year based on a percentage of change multiplied by the price per share at each prior fiscal year end.

Comparison of five-year cumulative total return

	Base
	Period
Company/Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Bowne & Co., Inc.	$100.00	$92.66	$100.99	$112.94	$38.47	$45.74
S&P 500 Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
S&P 1500 Commercial Printing	$100.00	$96.94	$104.46	$112.94	$45.48	$71.37

A listing of the companies included in the S&P 1500 is available through publications from Standard & Poor’s and other licensed providers.

Equity Offering

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of $4.1 million. The net proceeds from the equity offering were used to repay the Company’s $24.2 million term loans in their entirety, and to repay a portion of the Company’s borrowings under its revolving credit facility. The 12.1 million shares issued in accordance with this equity offering were reissued from the Company’s treasury stock.

Stock Repurchase

Since the inception of the Company’s share repurchase program in December 2004 through December 31, 2007, the Company effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million, which is described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2008. During the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately $51.7 million (an average price of $16.52 per share). This program was completed in December 2007, and there were no repurchases of common stock by the Company during 2008 and 2009.

Item 6.	Selected Financial Data

Five-Year Financial Summary

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Operating Data
Revenue	$675,797	$766,645	$850,617	$833,734	$668,667
Expenses:
Cost of revenue	450,082	525,047	531,230	543,502	429,302
Selling and administrative	179,663	208,374	242,118	224,011	187,151
Depreciation	27,282	28,491	27,205	25,397	25,646
Amortization	5,466	4,606	1,638	534	—
Restructuring charges, integration costs and asset impairment charges	24,560	39,329	17,001	14,159	10,410
Purchased in-process research and development	—	—	—	958	—

Operating (loss) income	(11,256)	(39,202)	31,425	25,173	16,158
Interest expense	(6,145)	(8,495)	(8,320)	(8,046)	(7,434)
Gain on sale of equity investment	—	—	9,210	—	—
Loss on extinguishment of debt	(777)	—	—	—	—
Loss on sale of marketable securities	—	—	—	—	(7,890)
Other (expense) income, net	(2,585)	5,561	1,127	3,340	1,537

(Loss) income from continuing operations before income taxes	(20,763)	(42,136)	33,442	20,467	2,371
Income tax benefit (expense)	3,659	11,728	(7,890)	(9,811)	(3,623)

(Loss) income from continuing operations	$(17,104)	$(30,408)	$25,552	$10,656	$(1,252)

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and current ratio)

Balance Sheet Data
Current assets	$200,871	$202,453	$310,222	$298,291	$369,995
Current liabilities	$116,350	$109,884	$198,385	$128,527	$139,100
Working capital	$84,521	$92,569	$111,837	$169,764	$230,895
Current ratio	1.73:1	1.84:1	1.56:1	2.32:1	2.66:1
Plant and equipment, net	$117,218	$130,149	$121,848	$132,784	$106,944
Total assets	$460,874	$480,749	$508,002	$513,055	$559,255
Total debt	$14,278	$89,194	$74,870	$71,073	$66,115
Stockholders’ equity	$251,467	$186,583	$251,952	$238,483	$315,085
Per Share Data
(Loss) earnings per share from continuing operations:
Basic	$(0.52)	$(1.07)	$0.88	$0.33	$(0.04)
Diluted	$(0.52)	$(1.07)	$0.85	$0.33	$(0.04)
Dividends(a)	$0.22	$0.22	$0.22	$0.22	$0.22
	.

(a)	During the first nine months of 2009, the Company issued stock dividends to its shareholders in an amount equivalent to $0.165 per share or approximately 1.0 million shares. In October 2009, the Company reinstated cash dividend payments, which resulted in the Company paying $0.055 per share or approximately $2.3 million to its shareholders in November 2009. All of the prior year dividends presented above were paid in cash. The Company’s dividend payments in 2009 are discussed in more detail in the Share Prices section in Item 5.

The remaining portion of the Company’s $75.0 million convertible subordinated debentures (the “Notes” — approximately $8.3 million) is classified as current debt as of December 31, 2009 and was classified as noncurrent liabilities as of December 31, 2008, since the earliest that the redemption and repurchase features can occur are on October 1, 2010. The Notes were included in current liabilities as of December 31, 2007 as a result of the redemption and repurchase features that were able to occur on October 1, 2008. This amount was classified as a noncurrent liability for 2005 and 2006. The classification of the debentures is discussed in more detail in Note 12 to the Consolidated Financial Statements.

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

This report includes and incorporates by reference forward-looking statements within the meaning of the 1995 Act. These statements are included throughout this report, and in the documents incorporated by reference in this report, and relate to, among other things, projections of revenues, earnings, earnings per share, cash flows, capital expenditures, working capital or other financial items, expectations regarding acquisitions, discussions of estimated future revenue enhancements, potential dispositions and cost savings. These statements also relate to the Company’s business strategy, goals and expectations concerning the Company’s market position, future operations, margins, profitability, liquidity and capital resources. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases identify forward-looking statements in this report and in the documents incorporated by reference in this report.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves, particularly the difficulties in the financial services industry and the general economic downturn;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop product offerings and solutions to service its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

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

Overview

The operating results for 2009 were impacted by the global economic crisis that began during the second half of 2008. Overall capital markets activity was down in 2009 as compared to recent years and the size of the deals (as measured by total dollars) occurring in 2009 has been less than the size of the deals, which occurred in recent years. Total revenue in 2009 declined approximately $90.9 million, or 12%, as compared to the same period in 2008. Despite the decline in total revenue in 2009 as compared to 2008, the Company’s overall profitability improved significantly from the prior year as a result of the impact of the recent cost savings measures implemented by the Company. During the second half of 2009, overall market conditions showed improvement, particularly in the U.S. and Asia. The Company is cautiously optimistic regarding its 2010 operating results based on recent increased momentum in the capital markets, in particular initial public offerings (“IPO”) activity, and its improved efficiency and profitability. The Company is well positioned to further realize the benefits of its more efficient operating model as market conditions continue to recover.

Capital markets services revenue, which historically has been the Company’s most profitable service offering, decreased $31.3 million, or 15%, for the year ended December 31, 2009, as compared to the same period in 2008, primarily due to declines in overall IPO and merger and acquisition (“M&A”) activity, which were particularly pronounced in Europe and Canada. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased $26.2 million for the year ended December 31, 2009, as compared to the same period in 2008, and marketing communications services revenue for the year ended December 31, 2009 decreased by approximately $21.6 million, or 13%, as compared to the same period in 2008. Diluted loss per share from continuing operations was ($0.52) for the year ended December 31, 2009, as compared to diluted loss per share of ($1.07) for the same period in 2008, an improvement of approximately 51%.

On February 23, 2010, Bowne & Co., Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement has been approved by the Boards of Directors of the parties to the Merger Agreement. Consummation of the merger is subject to various customary conditions, including approval of the merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements of 1976, other regulatory approvals and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the Merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of $60 million, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

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

In March 2009, the Company amended its $150.0 million credit facility and extended its maturity to May 31, 2011. The amended facility was restructured as an asset-based loan consisting of term loans of $27.0 million (which have been repaid in their entirety using the proceeds from the aforementioned equity offering) and a revolving credit facility of $123.0 million. In October 2009, the $123.0 million revolving credit facility was amended and extended through May 2013. The amended credit facility is discussed in more detail in Note 12 to the Consolidated Financial Statements. As of December 31, 2009, the Company had $5.0 million outstanding under this credit facility. The completion of the equity offering coupled with the amendment and extension of the credit facility created a much improved capital structure and a very strong balance sheet and also provides the Company with improved financial flexibility and liquidity. The Company is confident that it has the capital structure and liquidity in place to successfully execute its plan for organic growth.

The Company continues to be proactive in reducing its fixed costs and consolidating operations, which positions the Company to respond to changing economic conditions and to compete more effectively. During 2009, the Company implemented additional cost reduction initiatives. These actions were primarily a continuation of the cost reduction initiatives that were implemented during 2008 and consisted of the following:

In January 2009, the Company reduced its workforce by approximately 200 positions, or 6% of the Company’s total headcount. The reduction in workforce included a broad range of functions and was enterprise-wide. The actions taken during the first quarter of 2009 resulted in estimated annualized cost savings of approximately $13.0 million. The Company recorded approximately $4.3 million of severance related costs associated with these workforce reductions during the first quarter of 2009.

During the second quarter of 2009, the Company implemented initiatives to achieve approximately $20.0 million in annualized cost savings through further reductions in its workforce and facility costs. These cost reductions included the elimination of a total of approximately 250 positions, or approximately 8% of the Company’s total headcount. The Company recorded approximately $5.6 million of severance related costs associated with these workforce reductions during the second quarter of 2009.

In addition, during 2009 the Company incurred restructuring costs of approximately $3.8 million related to the closure and reduction of leased space of certain facilities, and costs of approximately $3.2 million related to the closure of the Company’s datacenter facilities and transition of these operations to a third-party services provider in an effort to reduce costs and streamline its operations. The Company also began outsourcing its computer desktop support operations during 2009.

The Company estimates that the incremental cost savings achieved in 2009 as a result of the cost savings measures implemented during 2008 and 2009 were approximately $60.0 million and estimates that the incremental cost savings in 2010 related to these actions will be approximately $10.0 million.

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges for the last three years:

	2009	2008	2007
	(In thousands, except per share data)

Total restructuring, integration and asset impairment charges	$24,560	$39,329	$17,001
After tax impact	$14,577	$23,235	$10,476
Per share impact	$0.44	$0.82	$0.35

The charges recorded in 2009 primarily represent costs related to the Company’s headcount reductions and facility closures, as previously discussed, and integration costs of approximately $2.1 million related to the Company’s acquisitions which are discussed in more detail in Note 2 to the Consolidated Financial Statements. In addition, the amounts above include certain non-cash asset impairments amounting to $3,693, $631 and $6,588 for the years ended December 31, 2009, 2008 and 2007, respectively. Further discussion of the restructuring, integration and asset impairment charges is included in the results of operations, which follows, as well as in Note 10 to the Consolidated Financial Statements.

The following non-recurring transactions also affect the comparability of results from year to year:

Upon the repayment of the Term Loans in August 2009, the Company recorded a loss from extinguishment of debt of approximately $0.8 million ($0.5 million after tax), or $0.01 per share, which resulted from the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Term Loans. Further discussion of the loss from extinguishment of debt for the year ended December 31, 2009 is included in the results of operations, which follows.

During 2009, the Company recorded a curtailment gain on its defined benefit pension plan of approximately $1.6 million (approximately $0.9 million after tax), or $0.03 per share, related to the accelerated recognition of unrecognized prior service cost resulting from the reduction of the Company’s workforce during the first half of 2009. This plan is described further in Note 13 to the Consolidated Financial Statements.

During 2008, the Company recognized non-cash compensation expense of $1.1 million (approximately $0.7 million after tax), or $0.02 per share, related to its Long-Term Equity Incentive Plan (“LTEIP”) that went into effect in 2006. This amount represented the remaining compensation to be vested through the settlement of the awards in March 2008, which was based on the level of performance achieved in 2007. The plan had a three-year performance cycle with an acceleration clause that was met as of December 31, 2007 based on the 2007 operating results. During 2007, the Company recognized non-cash compensation expense of $11.2 million (approximately $6.9 million after tax), or $0.23 per share, related to the LTEIP. There was no compensation expense recognized by the Company related to the LTEIP in 2009. This plan is described further in Note 18 to the Consolidated Financial Statements.

During 2008, the Company recorded a curtailment gain on its defined benefit pension plan of approximately $1.8 million (approximately $1.1 million after tax), or $0.04 per share, resulting from reductions in the Company’s workforce during 2008, which is described in more detail in Note 13 to the Consolidated Financial Statements.

During 2007, the Company sold its shares of an equity investment and recognized a gain on the sale of $9.2 million (approximately $5.7 million after tax), or $0.19 per share, which is described further in Note 9 to the Consolidated Financial Statements.

During 2007, the Company recorded a curtailment gain of approximately $1.7 million (approximately $1.1 million after tax), or $0.04 per share, related to plan modifications associated with its postretirement benefit plan for its Canadian subsidiary, which is described further in Note 13 to the Consolidated Financial Statements.

During 2007, the Company recognized tax benefits of approximately $6.7 million, or $0.22 per share, related to the completion of audits of the 2001 through 2004 federal income tax returns and recognition of previously unrecognized tax benefits.

Results of Operations

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$159,028	24%	$189,737	25%	$(30,709)	(16)%
Virtual Dataroom (“VDR”) services	13,078	2	13,714	2	(636)	(5)

Total capital markets services revenue	172,106	26	203,451	27	(31,345)	(15)
Shareholder reporting services revenue:
Compliance reporting	157,270	23	171,092	22	(13,822)	(8)
Investment management	167,042	25	173,605	23	(6,563)	(4)
Translation services	11,088	2	16,932	2	(5,844)	(35)

Total shareholder reporting services revenue	335,400	50	361,629	47	(26,229)	(7)
Marketing communications services revenue	145,146	21	166,704	22	(21,558)	(13)
Commercial printing and other revenue	23,145	3	34,861	4	(11,716)	(34)

Total revenue	675,797	100	766,645	100	(90,848)	(12)
Cost of revenue	(450,082)	(67)	(525,047)	(69)	74,965	14
Selling and administrative expenses	(179,663)	(27)	(208,374)	(27)	28,711	14
Depreciation	(27,282)	(4)	(28,491)	(4)	1,209	4
Amortization	(5,466)	(1)	(4,606)	(1)	(860)	(19)
Restructuring, integration and asset impairment charges	(24,560)	(4)	(39,329)	(5)	14,769	38
Interest expense	(6,145)	(1)	(8,495)	(1)	2,350	28
Loss on extinguishment of debt	(777)	—	—	—	(777)	(100)
Other (expense) income, net	(2,585)	—	5,561	1	(8,146)	(146)

Loss from continuing operations before income taxes	(20,763)	(3)	(42,136)	(6)	21,373	51
Income tax benefit	3,659	1	11,728	2	(8,069)	(69)

Loss from continuing operations	(17,104)	(3)	(30,408)	(4)	13,304	44
Income from discontinued operations	514	—	5,719	1	(5,205)	(91)

Net loss	$(16,590)	(2)%	$(24,689)	(3)%	$8,099	33%

Revenue

Total revenue decreased $90,848, or 12%, to $675,797 for the year ended December 31, 2009 as compared to 2008. The decline in revenue is partially attributed to a significant decrease in capital markets revenue in the first half of 2009, which reflected a reduction in overall capital market activity resulting from reduced levels of IPO and M&A transactions. In addition, the Company experienced increased pricing pressure in 2009 as compared to 2008, and the size of the deals (as measured by total dollars) occurring in 2009 was less than the size of the deals occurring in 2008. As such, revenue from capital markets decreased $31,345, or 15%, during the year ended December 31, 2009 as compared to 2008. Capital markets services revenue in 2009 was negatively impacted by the significant decline in capital markets activity and revenue levels that were experienced during the first half of 2009. During the second half of 2009, capital markets activity showed signs of improvement, particularly in the U.S. and Asia.

Revenue from capital markets services increased for the third and fourth quarters of 2009 by approximately 4% and 56%, respectively, as compared to the same periods in 2008, and revenue from capital markets services increased by approximately $26.7 million, or 31%, for the second half of 2009, as compared to the same period in 2008. During the fourth quarter of 2009, 34 priced IPOs were completed and priced as compared to only one priced IPO during the fourth quarter of 2008. Bowne was awarded 15, or 44% of these deals during the fourth quarter of 2009. In addition, the Company was awarded 2 of the 4 largest M&A jobs that were awarded to service providers during the fourth quarter of 2009.

Capital markets services revenue from the U.S. markets decreased approximately $4.1 million, or 3%, during the year ended December 31, 2009 as compared to 2008. Capital markets services from our international markets declined approximately $27.2 million, or 40%, for the year ended December 31, 2009 as compared to 2008. The decline in revenue from our international markets is primarily due to the lack of large transactions occurring in Europe and Canada in 2009 as compared to 2008 and is also negatively impacted by approximately $0.8 million as a result of the fluctuations in the U.S. dollar during 2009 as compared to 2008.

Included in capital markets revenue for the year ended December 31, 2009 is $13,078 of revenue related to the Company’s VDR services, which slightly decreased for the year ended December 31, 2009 as compared to 2008, as a result of the overall decline in IPO and M&A activity.

Shareholder reporting services revenue decreased $26,229, or 7%, to $335,400 as compared to 2008. Compliance reporting services revenue decreased approximately 8% for the year ended December 31, 2009 as compared to 2008. The decrease in revenue from compliance reporting services was primarily attributable to: (i) fewer public filings; (ii) non-recurring jobs in 2008; (iii) competitive pricing pressure; and (iv) lower print volumes from existing customers. The decline in the number of filings in 2009 was primarily related to: (i) the significant decline in filings related to asset-backed securities; (ii) overall consolidation of public companies; and (iii) fewer companies going public given the recent economic conditions. The decrease in compliance reporting services revenue was partially offset by increases in revenue from the Company’s new compliance services in 2009, particularly Bowne Compliance Driversm, Pure Compliancesm and XBRL related services. Investment management services revenue decreased approximately 4% for the year ended December 31, 2009 as compared to 2008, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work in 2008. These declines were partially offset by the addition of new clients and increased services for certain existing customers in 2009. Translation services revenue decreased 35% for the year ended December 31, 2009 as compared to 2008, primarily a result of competitive pricing pressure and less activity in 2009. In addition, revenue from shareholder reporting services from the Company’s international markets (primarily Canada) was also negatively impacted by approximately $6.7 million as a result of fluctuations in the U.S. dollar compared to certain foreign currencies during 2009 as compared to 2008. The Company anticipates new revenue growth from shareholder reporting services in 2010 driven by new regulatory initiatives, as well as the implementation of new products and services that were introduced in 2010.

Marketing communications services revenue decreased $21,558, or 13%, for the year ended December 31, 2009 as compared to 2008, primarily due to: the loss of certain accounts; lower activity levels and volumes from existing customers, as companies reduced marketing spending in the recent economic downturn; and declines in client enrollment activities for health care and financial products, such as 401(k) enrollments as unemployment levels increased.

Commercial printing and other revenue decreased approximately $11,716, or 34%, as compared to 2008, primarily due to price pressure and lower volumes and activity levels as a result of the recent economic conditions.

	Years Ended December 31,				Year Over Year
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2009	Revenue	2008	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$563,586	83%	$618,709	81%	$(55,123)	(9)%
International	112,211	17	147,936	19	(35,725)	(24)

Total revenue	$675,797	100%	$766,645	100%	$(90,848)	(12)%

Revenue from the domestic market decreased 9% to $563,586 for the year ended December 31, 2009, compared to $618,709 for the year ended December 31, 2008. This decrease is primarily due to the factors discussed above.

Revenue from the international markets decreased 24% to $112,211 for the year ended December 31, 2009, as compared to $147,936 for the year ended December 31, 2008. Revenue from the international markets primarily reflects a reduction in capital markets services revenue, particularly in Europe and Canada, and a decline in revenue from shareholder reporting services from international markets in 2009 as compared to 2008, particularly in Canada. Also contributing to the decrease in revenue from international markets were the fluctuations in the U.S. dollar during 2009 as compared to 2008. At constant exchange rates, revenue from the international markets decreased $27,412, or 19%, for the year ended December 31, 2009 as compared to 2008.

Cost of Revenue

Cost of revenue declined $74,965, or 14%, for the year ended December 31, 2009 as compared to 2008. The cost of revenue as a percentage of revenue improved approximately 200 basis points to 67% in 2009 as compared to 69% in 2008. The decrease in cost of revenue was primarily due to the decline in total revenue in 2009 as compared to 2008, as previously discussed. The improvement in cost of revenue as a percentage of revenue in 2009 as compared to 2008 is primarily due to the improvement in operating efficiencies resulting from the Company’s recent cost savings measures, as described above. In addition, the cost of revenue as a percentage of revenue in 2008 was slightly burdened with a higher cost of revenue as a percentage of revenue from the businesses that were acquired in 2008 which included a high cost structure that remained in place for part of 2008, as the Company was in the process of completing the integration of these acquired businesses. These integrations were substantially completed in the latter part of 2008, and the Company’s cost of revenue as a percentage of revenue improved during 2009, as it realized the benefit of the consolidation of its facilities and operations and the completion of its integrated manufacturing platform including the integration of its recent acquisitions. Based on the Company’s recent cost reductions, including its focus on reducing fixed costs, the Company is optimistic that it is well positioned to further realize the benefits of its more efficient operating model as market conditions continue to recover.

Selling and Administrative Expenses

Selling and administrative expenses decreased $28,711, or 14%, for the year ended December 31, 2009 as compared to 2008. The decrease is primarily due to the favorable impact of the Company’s recent cost savings measures, which includes; (i) a decrease in payroll and certain fringe benefits as a result of the headcount reductions occurring in 2008 and 2009; (ii) decreases in facility costs as a result of the recent facility reductions and consolidations; (iii) savings resulting from the suspension of the Company’s matching contribution to the 401(k) Savings Plan for the 2009 plan year; (iv) decreases in consulting and professional fees; and (v) a significant reduction in travel and entertainment spending in 2009 as compared to 2008. In addition there was a decrease in certain expenses directly associated with sales in 2009 as compared to 2008, such as commissions and marketing related costs, and a decrease in bad debt expense in 2009 as compared to 2008 primarily due to the collection of a $1.4 million receivable during the fourth quarter of 2009 that was billed in 2005 and was deemed uncollectible and written off in prior years. Non-cash compensation related to stock options and restricted stock/restricted stock units decreased approximately $1.1 million in 2009 as compared to 2008 primarily as a result of the Company recognizing costs of approximately $1.1 million under the Company’s Long-Term Equity Incentive Plan (the “LTEIP”) during 2008. The LTEIP was settled in March 2008. There were no such payments in 2009 under the Company’s 2008 Equity Incentive Plan. The Company’s stock-based compensation is discussed further in Note 18 to the Consolidated Financial Statements. Partially offsetting the decrease in selling and administrative expenses was an increase in incentive compensation, which is based on the overall improved 2009 operating results, and higher medical benefit costs in 2009 as compared to 2008. In addition, pension expense related to the Company’s defined benefit pension plan increased approximately $5.5 million for the year ended December 31, 2009 as compared to 2008, primarily due to the impact of negative asset returns in 2008, which reduced its pension plan asset balance and lowered the expected return on assets used to offset 2009 pension costs. This plan is discussed further in Note 13 to the Consolidated Financial Statements. As a percentage of revenue, overall selling and administrative expense remained constant at 27% for the years ended December 31, 2009 and 2008.

Other Factors Affecting Net Income

Depreciation expense decreased 4% for the year ended December 31, 2009 as compared to 2008, primarily due to the facilities closed in connection with the consolidation of the Company’s manufacturing platform and the reorganization that has occurred over the past two years.

Amortization expense increased slightly for the year ended December 31, 2009 as compared to 2008, primarily due to the timing of the recognition of the amortization expense related to the intangible assets associated with the Company’s acquisitions that occurred during 2008. These acquisitions are discussed in more detail in Note 2 to the Consolidated Financial Statements.

Restructuring, integration and asset impairment charges for the year ended December 31, 2009 were $24,560 as compared to $39,329 in 2008. The charges incurred during the year ended December 31, 2009 primarily represent costs related to the Company’s headcount reductions and facility closures and consolidations, as previously discussed, integration costs of approximately $2.1 million related to the Company’s acquisitions that occurred in 2008 and noncash asset impairments of approximately $3.7 million primarily related to impaired assets associated with the closure and consolidation of certain facilities and the impairment of costs incurred for certain software development projects. The charges incurred during the year ended December 31, 2008 consisted of: (i) costs related to the Company’s workforce reductions that were implemented during 2008; (ii) integration costs of approximately $14.1 million primarily related to the Company’s acquisitions that occurred in 2008; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The Company’s restructuring, integration and asset impairment activities are discussed in more detail in Note 10 to the Consolidated Financial Statements.

Interest expense decreased $2,350, or 28%, for the year ended December 31, 2009 as compared to 2008, primarily due to a decrease in interest expense on the Company’s convertible debt, as a result of the redemption and repurchase of approximately $66.7 million of the Notes in October 2008, as discussed in more detail in Note 12 to the Consolidated Financial Statements. Interest expense for the year ended December 31, 2009 consisted primarily of interest on the Company’s borrowings under its credit facility, which had a lower average effective interest rate than the Company’s convertible debt that was outstanding during 2008. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.06% during the year ended December 31, 2009. In addition, the Company’s average outstanding debt balance for the year ended December 31, 2009 was significantly lower than the average outstanding debt balance in 2008 as a result of the repayment of the Term Loans and payment of a portion of the Company’s borrowing under its revolving credit facility during 2009.

The loss from extinguishment of the debt for the year ended December 31, 2009 represents the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Term Loans upon the repayment of the Term Loans in August 2009. There was no such loss in 2008.

Other income (expense) decreased $8,146 to an expense of ($2,585) for the year ended December 31, 2009 as compared to income of $5,561 in 2008, primarily due to non-cash foreign currency translation losses of approximately ($2.4) million for the year ended December 31, 2009 as compared to non-cash foreign currency translation gains of approximately $2.8 million in 2008. The foreign currency losses in 2009 are a result of the weakness in the U.S. dollar as compared to other currencies for the year ended December 31, 2009 as compared to 2008. Also contributing to the decrease in other income was a decline in interest income in 2009 resulting from a decrease in interest bearing cash and short-term investments and a decline in interest rates for the year ended December 31, 2009 as compared to 2008. Other income for the year ended December 31, 2008 also includes the reduction of legal reserves resulting from the withdrawal of an outstanding legal claim in the prior year. In addition, included in other expenses for the year ended December 31, 2009 is a loss of approximately $0.3 million resulting from the sale of the Company’s operations in Milan, Italy which occurred during the fourth quarter of 2009, and is discussed in more detail in Note 9 to the Consolidated Financial Statements.

Income tax benefit for the year ended December 31, 2009 was $3,659 on pre-tax loss from continuing operations of ($20,763) as compared to $11,728 on pre-tax loss from continuing operations of ($42,136) in 2008.

The effective tax rates for the year ended December 31, 2009 and 2008 were 17.6% and 27.8%, respectively. Income tax benefit for the year ended December 31, 2009 reflects a favorable impact of $474 related to the reconciliation of the Company’s 2008 estimated tax provision to the Company’s 2008 federal tax return that was filed during the third quarter of 2009, a substantial portion of which relates to additional tax credits generated.

Income from discontinued operations for the year ended December 31, 2009 was $514 as compared to $5,719 in 2008. Income from discontinued operations for the year ended December 31, 2008 primarily consisted of the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization business, which is discussed further in Note 4 to the Consolidated Financial Statements. The results from discontinued operations for the year ended December 31, 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income tax expense associated with the discontinued operations.

As a result of the foregoing, net loss for the year ended December 31, 2009 was $16,590 as compared to $24,689 for the year ended December 31, 2008.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of loss from continuing operations before income taxes for the years ended December 31, 2009 and 2008 are as follows:

	Years Ended
	December 31,
	2009	2008

Domestic (United States)	$(14,412)	$(45,933)
International	(6,351)	3,797

Loss from continuing operations before income taxes	$(20,763)	$(42,136)

The improvement in domestic results from continuing operations is primarily due to the improvement in operating efficiencies resulting from the Company’s cost savings measures implemented over the past two years and a decline in restructuring, integration and asset impairment charges. Although total domestic revenue decreased by approximately $55.1 million, or 9%, for the year ended December 31, 2009 as compared to 2008, pre-tax loss from domestic operations improved by approximately $31.5 million, or 69%. The domestic results for the year ended December 31, 2009 and 2008 include approximately $22.5 million and $36.8 million, respectively, of restructuring, integration and asset impairment charges. Domestic results of operations include shared corporate expenses such as administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The increase in pre-tax loss from international operations is primarily due to the significant declines in revenue from the Company’s international subsidiaries, particularly Canada and Europe. The international results for the year ended December 31, 2009 and 2008 include approximately $2.1 million and $2.5 million, respectively, of restructuring, integration and asset impairment charges.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

	Years Ended December 31,
		% of		% of	Year Over Year Favorable/(Unfavorable)
	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$189,737	25%	$304,431	36%	$(114,694)	(38)%
VDR services	13,714	2	9,185	1	4,529	49

Total capital markets services revenue	203,451	27	313,616	37	(110,165)	(35)
Shareholder reporting services revenue:
Compliance reporting	171,092	22	186,005	22	(14,913)	(8)
Investment management	173,605	23	161,369	19	12,236	8
Translation services	16,932	2	14,554	2	2,378	16

Total shareholder reporting services revenue	361,629	47	361,928	43	(299)	—
Marketing communications services revenue	166,704	22	130,843	15	35,861	27
Commercial printing and other revenue	34,861	4	44,230	5	(9,369)	(21)

Total revenue	766,645	100	850,617	100	(83,972)	(10)
Cost of revenue	(525,047)	(69)	(531,230)	(62)	6,183	1
Selling and administrative expenses	(208,374)	(27)	(242,118)	(29)	33,744	14
Depreciation	(28,491)	(4)	(27,205)	(3)	(1,286)	(5)
Amortization	(4,606)	(1)	(1,638)	—	(2,968)	(181)
Restructuring, integration and asset impairment charges	(39,329)	(5)	(17,001)	(2)	(22,328)	(131)
Gain on sale of equity investments	—	—	9,210	1	(9,210)	(100)
Interest expense	(8,495)	(1)	(8,320)	(1)	(175)	(2)
Other income, net	5,561	1	1,127	—	4,434	393

(Loss) income from continuing operations before income taxes	(42,136)	(6)	33,442	4	(75,578)	(226)
Income tax benefit (expense)	11,728	2	(7,890)	(1)	19,618	249

(Loss) income from continuing operations	(30,408)	(4)	25,552	3	(55,960)	(219)
Income (loss) from discontinued operations	5,719	1	(223)	—	5,942	2,665

Net (loss) income	$(24,689)	(3)%	$25,329	3%	$(50,018)	(197)%

Revenue

Total revenue decreased $83,972, or 10%, to $766,645 for the year ended December 31, 2008 as compared to 2007. The decline in revenue was primarily attributed to the decrease in capital markets services revenue which reflected a reduction in overall capital market activity in 2008 as compared to 2007. Overall capital market activity in 2008 reflected a decrease in overall filing activity of approximately 25% and a 78% decrease in the number of IPOs that were completed and priced in 2008 as compared to 2007. The number of market-wide priced IPOs decreased from 264 in 2007 to 59 in 2008, with only one priced IPO occurring during the fourth quarter of 2008. This overall market decline significantly impacted Bowne’s capital markets services revenue. As such, revenue from capital markets services decreased $110,165, or 35%, during the year ended December 31, 2008 as compared to 2007. In addition, transactional revenue from capital markets activity in the third and fourth quarters of 2008 also represented some of the lowest quarterly levels the Company had experienced since the mid 1990’s. Included in capital markets services revenue for the year ended December 31, 2008 is $13,714 of revenue related to the Company’s VDR services, which increased 49% as compared to 2007. The increase in VDR revenue was a direct result of the Company’s focus on the sales and marketing of its new products, including an increase in the VDR services sales force in 2008. Included in capital markets services revenue was $2,915 of revenue related to the acquisition of Capital Systems Inc (“Capital”).

Shareholder reporting services revenue decreased slightly to $361,629 during the year ended December 31, 2008 as compared to 2007. Compliance reporting revenue decreased approximately 8% for the year ended December 31, 2008 as compared to the same period in 2007. The decrease was partially offset by increases in investment management services revenue and translation services revenue of $12,236, or 8%, and $2,378, or 16%, respectively, during the year ended December 31, 2008 as compared to 2007. The decrease in compliance reporting revenue was due to several factors, including: (i) non-recurring jobs in 2007; (ii) fewer filings; and (iii) competitive pricing pressure. Compliance reporting revenue in 2007 benefited from new SEC regulations regarding executive compensation proxy disclosures, resulting in more extensive disclosure requirements and an increased amount of work related to the initial preparation of these new disclosures. Compliance reporting revenue in 2007 also benefited from larger non-recurring special notice and proxy jobs in 2007 as compared to 2008. In addition, compliance reporting revenue in 2008 was partially impacted by electronic delivery of compliance documents, resulting in lower print volumes and activity levels for certain clients in 2008 as compared to 2007. Included in compliance revenue was $2,041 of revenue related to the acquisition of Capital. The increase in investment management revenue was primarily a result of the addition of $18,126 of revenue from the acquisitions of GCom2 Solutions, Inc. (“GCom”) and Capital. The increase in translation services revenue was due to the addition of new clients and increased work from existing clients, primarily in the European market during 2008.

Marketing communications services revenue increased $35,861, or 27%, during the year ended December 31, 2008 as compared to 2007, primarily due to the addition of $56,215 of combined revenue from the Company’s acquisitions, including Alliance Data Mail Services, GCom and Rapid Solutions Group. The increase in revenue from these acquisitions was partially offset by a decline in revenue generated by the legacy business due to lower activity levels from existing customers and the loss of certain accounts in 2008, as compared to 2007.

Commercial printing and other revenue decreased approximately 21% for the year ended December 31, 2008 as compared to 2007, primarily due to lower activity levels in 2008, as a result of the general downturn in the economy, and competitive pricing pressure.

	Years Ended December 31,
		% of		% of	Year Over Year Favorable/(Unfavorable)
Revenue by Geography:	2008	Revenue	2007	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$618,709	81%	$658,158	77%	$(39,449)	(6)%
International	147,936	19	192,459	23	(44,523)	(23)

Total revenue	$766,645	100%	$850,617	100%	$(83,972)	(10)%

Revenue from the domestic market decreased 6% to $618,709 for the year ended December 31, 2008, compared to $658,158 for the year ended December 31, 2007. This decrease was primarily due to a substantial reduction in capital markets services revenue, and was partially offset by revenue associated with the Company’s acquisitions, as discussed above.

Revenue from the international markets decreased 23% to $147,936 for the year ended December 31, 2008, as compared to $192,459 for the year ended December 31, 2007. Revenue from the international markets primarily reflected a reduction in capital markets services revenue, as a result of lower overall capital markets activity in 2008 and a large non-recurring job in Europe that occurred in 2007. These decreases were partially offset by an increase in translation services revenue in Europe as a result of the addition of new clients and the addition of revenue resulting from the acquisition of GCom. The change in exchange rate did not significantly impact total revenue from international markets for the year ended December 31, 2008 as compared to the prior year.

Cost of Revenue

Cost of revenue decreased $6,183, or 1%, for the year ended December 31, 2008 as compared to 2007. The cost of revenue as a percentage of revenue increased to approximately 69% for the year ended December 31, 2008 as compared to 62% for the year ended December 31, 2007. The increase in cost of revenue as a percentage of revenue was primarily due to the decrease in capital markets services revenue, which historically is the Company’s most profitable class of service. Also contributing to the increase in cost of revenue as a percentage of revenue was the impact of the Company’s acquisitions, which generated higher costs as a percentage of revenue in 2008 than the

Company’s historical revenue streams. Combined revenue for these acquisitions during the year ended December 31, 2008 was $80,639 with cost of revenue of $69,369, or approximately 86%. The higher cost of revenue as a percentage of revenue from these acquired businesses included a high cost structure that remained in place for part of 2008, as the Company was in the process of completing the integration of these acquired businesses. These integrations were substantially completed in the latter part of 2008, and the Company’s cost of revenue as a percentage of revenue improved during 2009, as it realized the benefit of the consolidation of its facilities and operations and the completion of its integrated manufacturing platform including the integration of its acquisitions.

Selling and Administrative Expenses

Selling and administrative expenses decreased $33,744, or 14%, for the year ended December 31, 2008 as compared to 2007. The decrease was primarily due to decreases in incentive compensation and expenses directly associated with sales, such as bonuses and commissions, and the favorable impact of recent cost savings measures, including the Company’s headcount reductions that occurred during 2008, the reduction of leased space at the Company’s New York City facility, and cost savings related to the decrease in pension costs. The Company did not pay bonuses for 2008 under its annual incentive plan based on the 2008 results of operations. Also contributing to the decrease in selling and administrative expenses was a decrease in stock-based compensation expense for the year ended December 31, 2008 as compared to 2007, primarily related to the reduction in compensation expense recognized under the Company’s equity incentive compensation plans, which is discussed further in Note 18 to the Consolidated Financial Statements. In addition, selling and administrative expenses for the year ended December 31, 2008 was reduced by a curtailment gain of approximately $1.8 million recognized by the Company related to its defined benefit pension plan, which resulted from reductions in the Company’s workforce during 2008. Partially offsetting the decrease in selling and administrative expenses for the year ended December 31, 2008 as compared to 2007 was an increase in costs associated with increasing the VDR and translation services sales force during 2008 and increased labor costs as a result of the Company’s acquisitions. In addition, bad debt expense for the year ended December 31, 2008 increased by approximately $3.3 million, primarily as a result of the challenging economic conditions occurring during 2008. As a percentage of revenue, overall selling and administrative expenses improved to 27% for the year ended December 31, 2008 as compared to 29% in 2007.

Other Factors Affecting Net Income

Depreciation and amortization expense increased for the year ended December 31, 2008 as compared to the same period in 2007 primarily due to depreciation and amortization expense recognized in 2008 related to the Company’s acquisitions. The increases in depreciation expense were partially offset by decreases in depreciation expense recognized for the year ended December 31, 2007 for facilities that were subsequently closed in connection with the consolidation of the Company’s manufacturing platform.

Restructuring, integration and asset impairment charges for the year ended December 31, 2008 were $39,329 as compared to $17,001 in 2007. The charges incurred during the year ended December 31, 2008 consisted of: (i) costs related to the Company’s workforce reductions that were implemented during 2008; (ii) integration costs of approximately $14.1 million primarily related to the Company’s acquisitions; (iii) costs related to the closure of the Company’s digital print facilities in Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA; and (iv) costs associated with the consolidation of the Company’s digital print facility in Milwaukee, WI with its existing facility in South Bend, IN. The charges incurred for the year ended December 31, 2007 primarily consisted of: (i) severance and integration costs related to the integration of the St Ives Financial Business; (ii) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility; (iii) facility exit costs related to leased warehouse space; (iv) Company-wide workforce reductions; and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS Litigators Notebook® (“JFS”) business. The JFS business was sold in September 2008 for approximately $400, and the Company recognized a pre tax loss on the sale of approximately $132 in 2008.

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

Other income increased $4,434 for the year ended December 31, 2008 as compared to 2007, primarily due to non-cash foreign currency translation gains of $2,822 for the year ended December 31, 2008 as compared to non-cash foreign currency translation losses of $1,526 in 2007, as a result of the improvement in the U.S. dollar compared to other currencies during the second half of 2008. Also contributing to the increase in other income was the reduction of legal reserves in 2008 resulting from the withdrawal of outstanding legal claims from prior years. Other income in 2008 was negatively impacted by a decrease in interest income for the year ended December 31, 2008 as compared to the same period in 2007, primarily due to a decrease in the average balance of interest bearing cash in 2008 as compared to 2007 and the liquidation of approximately $35.6 million of the Company’s short-term marketable securities during 2008, which is discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Income tax benefit for the year ended December 31, 2008 was $11,728 on pre-tax loss from continuing operations of ($42,136) compared to income tax expense of $7,890 on pre-tax income from continuing operations of $33,442 in 2007. The effective tax rates for the year ended December 31, 2008 and 2007 were 27.8% and 23.6%, respectively.

Income from discontinued operations for the year ended December 31, 2008 was $5,719 as compared to a loss from discontinued operations of ($223) in 2007. This increase is primarily due to the recognition of previously unrecognized tax benefits of approximately $5.8 million related to the Company’s discontinued outsourcing and globalization businesses during the third quarter of 2008, which is discussed further in Note 10 to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

As a result of the foregoing, net loss for the year ended December 31, 2008 was ($24,689) as compared to net income of $25,329 for the year ended December 31, 2007.

Domestic Versus International Results of Operations

Domestic and international components of (loss) income from continuing operations before income taxes for the years ended December 31, 2008 and 2007 were as follows:

	Years Ended
	December 31,
	2008	2007

Domestic (United States)	$(45,933)	$12,293
International	3,797	21,149

(Loss) income from continuing operations before income taxes	$(42,136)	$33,442

The decrease in domestic and international pre-tax income from continuing operations was primarily due to the substantial reduction in capital markets services revenue for the year ended December 31, 2008, as previously discussed. In addition, the domestic and international results for the year ended December 31, 2008 included approximately $36.8 million and $2.5 million, respectively, of restructuring and integration costs. Domestic results of operations include shared corporate expenses such as administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

Liquidity and Capital Resources

Liquidity and Cash Flow Information:	2009	2008	2007

Working capital	$84,521	$92,569	$111,837
Current ratio	1.73 to 1	1.84 to 1	1.56 to 1
Net cash provided by operating activities	$43,055	$6,740	$94,889
Net cash used in investing activities	$(16,682)	$(63,242)	$(30,224)
Net cash (used in) provided by financing activities	$(16,518)	$6,928	$(46,220)
Capital expenditures	$(17,299)	$(22,119)	$(20,756)
Purchases of treasury stock	$—	$—	$(51,749)
Acquisitions, net of cash acquired	$(195)	$(79,495)	$(25,791)
Average days sales outstanding	69	70	68

Overall working capital decreased by approximately $8.0 million at December 31, 2009 as compared to December 31, 2008. The change in working capital from December 31, 2008 to December 31, 2009 is primarily attributed to: (i) the reclassification of the Company’s Notes (approximately $7.9 million) to current debt as of December 31, 2009 from noncurrent liabilities at December 31, 2008 as discussed below; (ii) an increase in accrued bonuses as of December 31, 2009, which is based on the overall improved 2009 operating results; (iii) cash contributions of approximately $5.0 million to the Company’s defined benefit pension plan in 2009, which is discussed further in Note 13 to the Consolidated Financial Statements; and (iv) cash used to pay restructuring and integration related expenses, which is discussed in more detail in Note 10 to the Consolidated Financial Statements. These decreases are partially offset by an increase in cash provided by operating activities during 2009 due to the overall improved operating results in 2009 as compared to 2008, and decreases in cash used for acquisitions and capital expenditure in 2009 as compared to 2008.

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock, at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of approximately $4.1 million. The net proceeds from the equity offering were used to repay the Company’s Term Loans in their entirety, and repay a portion of the Company’s borrowings under its revolving credit facility.

In March 2009, the Company amended its $150.0 million five-year senior, unsecured Facility and extended its maturity to May 31, 2011. The $150.0 million Facility was restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans. In October 2009 the Company amended and extended its Revolver through May 2013. The Facility was initially entered into in May 2005 and was due to expire in May 2010.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of December 31, 2009, the Company had $5.0 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2013. The Company had $79.5 million of borrowings outstanding under this revolving credit facility as of December 31, 2008.

The $27.0 million Term Loans were comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans were repaid in their entirety in August 2009 using the net proceeds from the Company’s equity offering which is discussed in more detail in Note 12 to the Consolidated Financial Statements. Prior to repayment, the Term Loans had an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

Prior to the amendment that occurred in October 2009, the Facility required compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company’s and its subsidiaries’ ability to pay cash dividends, incur debt and liens, and engage in mergers and acquisitions and sales of assets, among other things. However, under the terms of the amended facility, the minimum fixed charge coverage ratio shall be 1.0x at all times, and the Company is afforded increased flexibility related to cash dividends and acquisitions. The amended Facility provides that the Company may pay cash dividends of $2.5 million per quarter with an increase in the amount of up to $15.0 million in any fiscal year, provided that no default or event of default has occurred and is continuing, the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $30.0 million. In addition, acquisitions up to $50.0 million per annum are permitted if the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $40.0 million. The Company was in compliance with the Facility’s covenants as of December 31, 2009.

The Company paid approximately $6.9 million related to the amendment and extension of the Facility, of which approximately $5.5 million related to the amendment that occurred in March 2009, and approximately $1.4 million related to the amendment that occurred in October 2009. These costs primarily consisted of bank fees and fees paid to attorneys and other third-party professionals. Approximately $0.8 million of the unamortized fees were written off upon the repayment of the Term Loans in August 2009 and have been reported as a loss from extinguishment of debt for the year ended December 31, 2009 in the Consolidated Financial Statements.

As of March 1, 2010, the Company had $33.0 million outstanding under the Facility, which reflects the normal seasonal increase in borrowings that usually occurs during the first quarter. Total available borrowings under the Facility as of March 1, 2010 were approximately $34.2 million, which was based on the Company’s most recent borrowing base calculation. The Company’s next borrowing base calculation is due by March 20, 2010.

The remaining holders of the Company’s $8.3 million Notes may require the Company to repurchase all or any portion of that holder’s Notes on each of October 1, 2010, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the Notes. The terms of the Notes are described in more detail in Note 12 to the Consolidated Financial Statements. The Notes are classified as current debt as of December 31, 2009, since the earliest that the redemption and repurchase features can occur are on October 1, 2010, as discussed above. The Notes were classified as non-current debt as of December 31, 2008. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

Capital expenditures for the year ended December 31, 2009 were $17.3 million, of which approximately 80% of the costs were related to technology driven solutions including the development of new service offerings and upgrades and improvements to existing client solutions and internal systems. Capital expenditures for the year ended December 31, 2008 were $22.1 million, which included approximately $2.4 million related to the integration of the Company’s acquisitions. Capital expenditures for the year ended December 31, 2007 were $20.8 million, which included approximately $3.0 million related to the consolidation and build-out of the existing space at 55 Water Street in New York City as a result of the lease modification that occurred in June 2007. The Company expects capital expenditures in 2010 to range from $18 million to $22 million.

In November 2009, the Company paid approximately $2.3 million of cash dividends to its shareholders. The payment of cash dividends for the first three quarters of 2009 was suspended, primarily due to the restrictions included in the covenants to the Company’s Facility, as described above. As such, the Company issued stock dividends to its shareholders for the first three quarters of 2009 which were consistent in value with the historical dividend payout on a per share basis. The Company has paid consecutive quarterly dividends since the Company became public in August 1968.

The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the first and second quarter. The Company’s existing borrowing capacity and improved financial flexibility and liquidity provide for this seasonal demand. The Company is also confident that the capital structure and liquidity that it currently has in place allow the Company to successfully execute its plan for organic growth. Although the Company believes that the level of cash flow expected from operations and the remaining availability under its credit facility should be adequate to fund its operating needs in the foreseeable future, there are no assurances at this time that this will be the case.

Cash Flows

The Company continues to focus on cash management, including managing receivables and inventory. The Company’s average days sales outstanding improved to 69 days in 2009 as compared to 70 days in 2008. The Company had net cash provided by operating activities of $43,055, $6,740 and $94,889 for the years ended December 31, 2009, 2008 and 2007, respectively. The improvement in net cash provided by operating activities in 2009 as compared to 2008 was primarily the result of improved profitability in 2009 as compared to 2008. Also contributing to the improvement in cash provided by operating activities was the following: (i) there were no bonuses paid under the Company’s incentive plans during the year ended December 31, 2009 (based primarily on 2008 operating results), as compared to cash bonuses of approximately $13.8 million paid during the year ended December 31, 2008 (based primarily on 2007 operating results); (ii) there were net cash refunds for income taxes of approximately $8.4 million received during the year ended December 31, 2009, as compared to net cash used to pay income taxes of approximately $1.7 million for the year ended December 31, 2008; and (iii) a decrease in restructuring and integration payments during the year ended December 31, 2009 as compared to 2008. Partially offsetting the increase in cash provided by operating activities was the contribution of approximately $5.0 million to the Company’s defined benefit pension plan during the year ended December 31, 2009 as compared to no contributions being made to the pension plan in 2008. Overall, cash provided by operating activities improved by approximately $36.3 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The decrease in cash provided by operating activities from 2007 to 2008 was due to a decrease in operating income and a decrease in the collection of accounts receivable resulting from reduced revenue and the economic conditions in 2008 as compared to 2007. In addition, the decrease in cash provided by operations was also attributable to an increase in the bonuses paid under the Company’s incentive plans during 2008, as discussed above, and an increase in cash used to pay restructuring and integration payments in 2008 as compared to 2007. These decreases were partially offset by a decrease in net cash used to pay income taxes in 2008 as compared to 2007.

Net cash used in investing activities was $16,682, $63,242 and $30,224 for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in net cash used in investing activities in 2009 as compared to the same period in 2008 was primarily due to the decrease in cash used for acquisitions for the year ended December 31, 2009 as compared to 2008. Net cash used for acquisitions for the year ended December 31, 2008 amounted to $79,495, and consisted of the acquisitions of GCom, Rapid Solutions Group, Capital Systems, Inc. and an offsetting net working capital adjustment related to the acquisition of Alliance Data Mail Services (“Alliance”) that was received in June 2008. During the year ended December 31, 2009, the Company paid $195 for the settlement of the working capital related to the acquisition of Capital, which was acquired in July 2008. These acquisitions are discussed in more detail in Note 2 to the Consolidated Financial Statements. Partially offsetting the decrease in cash used in investing activities were significantly higher net proceeds received from the sale of marketable securities during the year ended December 31, 2008, as a result of the Company liquidating a significant portion of its investments in auction rate securities. Capital expenditures for the year ended December 31, 2009 were $17,299 as compared to $22,119 in 2008. The decrease in capital expenditures in 2009 as compared to 2008 is primarily due to capital expenditures occurring during 2008 related to the integration of the Company’s acquired businesses and the development of the Company’s new workflow and billing system which was implemented during the fourth quarter of 2008. The increase in net cash used in investing activities in 2008 as compared to 2007 was primarily due to: (i) the increase in cash used for acquisitions in 2008, which consisted of the aforementioned acquisitions, as compared to net cash used in acquisitions in 2007 that included the acquisitions of St Ives Financial and Alliance; (ii) the additional purchase of certain technology assets in 2008 related to the acquisition of PLUM that occurred in 2007; and (ii) the increase in cash used in capital expenditures in 2008 as compared to 2007. These increases were partially offset by: (i) the increase in the net proceeds received from the sale of marketable securities in 2008 as compared to 2007; (ii) the collection of a portion of the amount due from the prior year sale of its DecisionQuest business during 2008; and (iii) the proceeds received related to the sale of certain of the Company’s equipment in 2008.

The Company had net cash (used in) provided by financing activities of ($16,518), $6,928 and ($46,220) for the years ended December 31, 2009, 2008 and 2007, respectively. The change from net cash provided by financing activities in 2008 to net cash used in financing activities in 2009 is primarily due to the net payment of borrowings under the Company’s credit facility during 2009 of approximately $81.2 million, as compared to net borrowings under the credit facility of approximately $79.5 million in 2008. A significant portion of the amounts borrowed under the revolving credit facility in 2008 were used in the redemption of the $66.7 million of Notes in October 2008, as discussed in Note 12 to the Consolidated Financial Statements. The Company received net proceeds of approximately $67.8 million from the aforementioned equity offering that occurred in August 2009. As previously discussed, these proceeds were used to repay the Company’s Term Loans in their entirety, and repay a portion of the Company’s borrowings under its credit facility. Partially offsetting the increase in net cash used in financing activities for the year ended December 31, 2009 as compared to 2008 was the decrease in cash dividends paid to shareholders, primarily due to the suspension of the payment of cash dividends for the first three quarters of 2009, as previously discussed. Cash dividends paid to shareholders were approximately $2.3 million in 2009 as compared to approximately $5.9 million in 2008. The net borrowings for the year ended December 31, 2009 have been reported net of debt issuance costs related to the amendment and extension of the Facility of approximately $6.9 million. The change from net cash used in financing activities in 2007 to net cash provided by financing activities in 2008 was primarily due to the Company’s stock repurchases that occurred in 2007 in accordance with the Company’s stock repurchase program. During the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for $51,749. There were no share repurchases in 2008, as the program was completed in December 2007. Also contributing to the increase in cash provided by financing activities in 2008 was higher net proceeds received from borrowings under the Company’s credit facility during 2008, as compared to 2007. As previously mentioned, a significant portion of the amounts borrowed under the revolving credit facility in 2008 were used in the redemption of the $66.7 million of Notes in October 2008. Offsetting the increase in cash provided by financing activities in 2008 was a decrease in cash received from stock option exercises in 2008 as compared to 2007.

Contractual Obligations, Commercial Commitments, and Off-Balance Sheet Arrangements

The Company’s debt as of December 31, 2009 primarily consists of borrowings under its revolving credit facility and the $8.3 million remaining outstanding under its Notes, which were amended in October 2008. The Company also leases equipment under leases that are accounted for as capital leases, where the equipment and related lease obligation are recorded on the Company’s balance sheet.

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

The Company’s contractual obligations and commercial commitments are summarized in the table below:

	Payments Due by Year
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter

Long-term debt obligations(1)	$13,320	$8,320	$—	$—	$5,000	$—	$—
Operating lease obligations(2)	191,577	32,980	26,855	21,614	18,801	14,125	77,202
Capital lease obligations	1,340	622	335	312	71	—	—
Unconditional purchase obligations(3)	66,384	21,866	22,712	10,890	6,157	4,759	—

Total contractual cash obligations	$272,621	$63,788	$49,902	$32,816	$30,029	$18,884	$77,202

(1)	Includes total borrowings outstanding under the Company’s Facility and the balance outstanding under the Company’s Notes as of December 31, 2009, as previously discussed. The total borrowings under its Facility is classified as a non-current obligation in the above table since the credit facility expires in May 2013, and the balance outstanding under the Company’s Notes is classified as a current debt at December 31, 2009, as the Notes may be redeemed by the Company, or the holders of the debentures may require the Company to repurchase the debentures on October 1, 2010, as further described in Note 12 to the Consolidated Financial Statements.

(2)	The operating lease obligations shown in the table have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $8.8 million throughout the terms of the leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

(3)	Unconditional purchase obligations represent commitments for outsourced services.

As discussed in Note 14 to the Consolidated Financial Statements, the Company has long-term liabilities for deferred employee compensation, including pension, supplemental retirement plan, and deferred compensation. The payments related to the supplemental retirement plan and deferred compensation are not included above since they are dependent upon when the employee retires or leaves the Company, and whether the employee elects lump-sum or annuity payments. In addition, minimum pension funding requirements are not included above as such amounts are not available for all periods presented. The Company contributed approximately $5.0 million to its defined benefit pension plan in 2009. Based on current market conditions the Company anticipates that it will contribute approximately $3.7 million to the plan in 2010. Funding requirements for subsequent years are uncertain and will significantly depend on the actual return on plan assets, whether the plan’s actuary changes any assumptions used to calculate plan funding levels, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law. The Company estimates it will contribute approximately $0.3 million to its unfunded supplemental retirement plan in 2010, which represents the expected benefit payments in 2010. During 2009, the Company made approximately $1.9 million in supplemental retirement plan contributions.

As discussed further in Note 11 to the Consolidated Financial Statements, the Company had total liabilities for unrecognized tax benefits of approximately $2.1 million as of December 31, 2009, which were excluded from the table above. The Company believes that it is reasonably possible that up to approximately $1.3 million of its currently unrecognized tax benefits may be recognized by the end of 2010.

The Company has issued standby letters of credit in the ordinary course of business totaling $4,372. These letters of credit primarily expire in 2010.

The Company has issued a guarantee, pursuant to the terms of the lease entered into in February 2006 for its London facility. The term of the lease is 15 years and the rent commencement date was February 1, 2009. The guarantee is effective through the term of the lease, which expires in 2021.

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

Accounting for Goodwill and Intangible Assets — Two issues arise with respect to these assets that require significant management estimates and judgment: a) the valuation in connection with the initial purchase price allocation; and b) the ongoing evaluation for impairment.

In accordance with the accounting standard regarding business combinations, the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets, such as customer relationships, are amortized to expense over time. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill and other indefinite lived intangible assets. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

The Company acquired certain identifiable intangible assets in connection with its acquisitions in prior years. These identifiable intangible assets primarily consist of the value associated with customer relationships and technology. The valuation of these identifiable intangible assets is subjective and requires a great deal of expertise and judgment. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the technology was primarily derived using the cost approach, which computes the amount to recreate the existing technology at the same level of functional utility. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed. Depreciation of the acquired technology and amortization of all other intangible assets are charged to operating expenses as separate components of expenses in the Consolidated Statements of Operations.

Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures potential impairment loss by utilizing an undiscounted cash flow valuation technique. To the extent that the Company’s undiscounted future cash flows were to decline substantially, an impairment charge could result. No impairment charge related to the carrying value of its intangible assets was identified in 2009 based on an analysis prepared in accordance with the applicable accounting standard. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the Company’s consolidated results of operations or financial position could be materially impacted. The Company also periodically evaluates the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

Goodwill and other intangible assets are required to be tested annually based upon the estimated fair value of the Company’s reporting unit. At December 31, 2009, the Company’s goodwill balance was $51,076. The Company currently has one reporting unit.

In testing for potential impairment of goodwill according to accounting standards, the Company is required to: 1) allocate goodwill to the reporting unit to which the acquired goodwill relates; 2) estimate the fair value of the reporting unit to which goodwill relates; and 3) determine the carrying value (book value) of the reporting unit. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined.

Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. The Company estimated its current fair market value based on its market capitalization as of December 31, 2009. The Company’s market capitalization was approximately $267.8 million as of December 31, 2009, which exceeded the Company’s carrying value of $251.5 million. Therefore, the Company has concluded that its goodwill is not considered impaired as of December 31, 2009.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s common stock declines, or if current economic conditions deteriorate, the Company will be required to perform impairment testing of its goodwill in advance of its next annual testing date, which could result in future impairment of its goodwill during an interim period.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed. The Company accounts for sales and other use taxes on a net basis in accordance with the accounting guidance regarding how taxes collected from customers and remitted to governmental authorities should be presented in the income statement. Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts and Sales Credits — The Company realizes that it will be unable to collect all amounts that it bills to its customers. Therefore, it estimates the amount of billed receivables that it will be unable to collect and provides an allowance for doubtful accounts and sales credits during each accounting period. A considerable amount of judgment is required in assessing the realization of these receivables. The Company’s estimates are based on, among other things, the aging of its account receivables, its past experience collecting receivables, information about the ability of individual customers to pay, and current economic conditions. While such estimates have been within the Company’s expectations and the provisions established, a change in financial condition of specific customers or in overall trends experienced may result in future adjustments of the Company’s estimates of recoverability of its receivables. In addition, the current global economic crisis may adversely affect customers’ ability to obtain credit to fund operations, which in turn would affect their ability to timely make payment on invoices. As of December 31, 2009, the Company had an allowance for doubtful accounts and sales credits of $4,554.

Accounting for Income Taxes — Accounting for taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, and the rates used to measure transactions with foreign subsidiaries. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which the Company operates. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. It is possible that either domestic or foreign taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur liabilities in excess of those currently recorded. The Company uses an estimate of its annual effective tax rate at each interim period based upon the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. Changes in the geographical mix or estimated amount of annual pre-tax income could impact the Company’s overall effective tax rate. The Company’s overall statutory tax rate was 41.5% for the years ended December 31, 2009 and 2008, respectively, as compared to 38.5% for the year ended December 31, 2007.

The Company accounts for income taxes in accordance with the accounting standard for income taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. This accounting standard also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

At December 31, 2009 and 2008, the Company had deferred tax assets in excess of deferred tax liabilities of $52,363 and $60,393, respectively. At December 31, 2009 and 2008, management determined that it is more likely than not that $48,237 and $56,365, respectively, of such assets will be realized, resulting in a valuation allowance of $4,126 and $4,028, respectively, which are related to certain net operating losses which may not be utilized in future years.

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

Accounting for Pensions — The Company sponsors a defined benefit pension plan in the United States. The Company accounts for its defined benefit pension plan in accordance with generally accepted accounting standards, which require that expenses and liabilities recognized in financial statements be actuarially calculated. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the future performance of plan assets. Under these accounting standards, the Company is required to recognize the funded status of the plans as an asset or liability in the financial statements, measure defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and recognize the change in the funded status of defined benefit postretirement plans in other comprehensive income. The primary assumptions used in calculating pension expense and liability are related to the discount rate at which the future obligations are discounted to value the liability, expected rate of return on plan assets, and projected salary increases. These rates are estimated annually as of December 31.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. The discount rate was 6.0% at December 31, 2009, 6.25% at December 31, 2008 and 6.0% at December 31, 2007, respectively. The Company used a discount rate of 6.25% in determining the Company’s pension expense during the first five months of 2009. However, as a result of the Company’s workforce reductions that occurred during the first half of 2009, the Company was required to remeasure its pension plan’s funded status and recalculate the benefit obligations as of May 31, 2009. The remeasurement resulted in a discount rate of 7.50%, based on the prevailing rates as of May 31, 2009, which was used in calculating pension expense for the remainder of 2009. These assumptions are discussed further in Note 13 to the Consolidated Financial Statements. Each 0.25 percentage point change in the discount rate would result in a $5.0 million change in the projected pension benefit obligation and a $0.2 million change in annual pension expense.

The expected rate of return on plan assets assumption is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with anticipated future market conditions to estimate the rate of return. For 2004 through 2009 the Company’s expected return on plan assets has remained at 8.5%. Each 0.25 percentage point change in the assumed long-term rate of return would result in a $0.2 million change in annual pension expense.

The projected salary increase assumption is based upon historical trends and comparisons of the external market. Higher rates of increase result in higher pension expenses. As this rate is also a long-term expected rate, it is less likely to change on an annual basis. Management has used the rate of 4.0% for the past several years.

Restructuring Accrual — During the past three fiscal years, the Company recorded significant restructuring charges. The Company accounts for these charges in accordance with generally accepted accounting standards, which require that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Accounting for costs associated with exiting leased facilities is based on estimates of current facility costs and is offset by estimates of projected sublease income expected to be recovered over the remainder of the lease. These estimates are based on a variety of factors including the location and condition of the facility, as well as the overall real estate market. The actual sublease terms could vary from the estimates used to calculate the initial restructuring accrual, resulting in potential adjustments in future periods. In management’s opinion, the Company has made reasonable estimates of these restructuring accruals based upon available information. The Company’s accrued restructuring is discussed in more detail in Note 10 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued guidance regarding an employer’s disclosures about postretirement benefit plan assets. This guidance amends the previously issued FASB standard to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company adopted the disclosure requirements of this guidance, which is discussed in more detail in Note 13 to the Consolidated Financial Statements. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued a standard regarding the FASB Accounting Standards CodificationTM and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). In addition, this standard establishes the FASB Accounting Standard Codificationtm (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The initial date of the adoption of this standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009. On June 3, 2009, FASB decided that this standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. Its adoption did not have a significant impact on the Company’s results of operations or financial statements.

In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under this guidance as under current practice, an entity must record the effect of subsequent events that provide evidence about conditions that existed at the balance sheet date. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009, for items that should be recognized or disclosed in these financial statements.

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments, which amended the preexisting standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and to require those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s results of operations or financial statements.

In April 2009, the FASB issued guidance regarding accounting for recognition and presentation of other-than-temporary impairments, which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the year ended December 31, 2009.

In April 2009, the FASB issued guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and guidance for identifying transactions that are not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the year ended December 31, 2009.

In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 12 to the Consolidated Financial Statements, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense.

This guidance was effective for fiscal years beginning after December 15, 2008 and required retrospective application. During the first quarter of 2009, the Company adopted this guidance. All prior year information has been revised to present the retrospective adoption of this guidance. The adoption of this guidance is described further below and in more detail in Note 21 to the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2008.

Upon adoption of the accounting guidance the Company measured the fair value of its $75.0 million 5% Convertible Subordinated Debentures (“Notes”) issued in September 2003, using an interest rate that the Company could have obtained at the date of issuance for similar debt instruments without an embedded conversion option. Based on this analysis, the Company determined that the fair value of the Notes was approximately $61.7 million as of the issuance date, a reduction of approximately $13.3 million in the carrying value of the Notes, of which $8.2 million was recorded as additional paid-in capital, and $5.1 million was recorded as a deferred tax liability. Also in accordance with the accounting guidance, the Company is required to allocate a portion of the $3.3 million of debt issuance costs that were directly related to the issuance of the Notes between a liability component and an equity component as of the issuance date, using the interest rate method as discussed above. Based on this analysis, the Company reclassified approximately $0.4 million of these costs as a component of equity and approximately $0.3 million as a deferred tax asset. These costs were amortized through October 1, 2008, as this was the first date at which the redemption and repurchase of the Notes could occur.

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million of Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with the accounting guidance the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $0.9 million in 2009, $5.4 million in 2008, and $6.6 million in 2007. The effective interest rate for the year ended December 31, 2009, 2008 and 2007 was 11.0%, 9.6% and 9.5%, respectively. Included in interest expense for these periods was additional non-cash interest expense of approximately $0.4 million (approximately $0.2 million, net of tax), $2.5 million (approximately $1.5 million, net of tax) and $2.9 million (approximately $1.8 million, net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively, as a result of the adoption of this accounting guidance. The impact of adopting this accounting guidance on the Company’s earnings (loss) per share from continuing operations was ($0.01) per basic and diluted share for 2009, ($0.06) per basic and diluted share for 2008, and ($0.06) per basic share and ($0.02) per diluted share for 2007, which is reflected in the Company’s Consolidated Financial Statements.

As of December 31, 2009 the carrying value of the Amended Notes was approximately $7.9 million and the Notes are classified as a current liability in the accompanying Consolidated Balance Sheet, as a result of the redemption and repurchase option that can occur on October 1, 2010. As of December 31, 2008, the carrying value of the Notes amounted to approximately $7.5 million and is classified as noncurrent liabilities in the accompanying Consolidated Balance Sheet. The Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements.

In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. This guidance amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard previously issued by FASB regarding accounting for goodwill and other intangible assets. This guidance requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which required prospective application. The Company adopted this guidance during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued a revised standard regarding accounting for business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard was effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a material impact on the Company’s financial statements as a result of the Company not acquiring any businesses during the year ended December 31, 2009. The adoption of this standard could potentially reduce the Company’s future operating earnings due to required recognition of acquisition and restructuring costs through operating earnings upon the acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

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

The Company’s market risk is principally associated with trends in the domestic and international capital markets. This includes trends in the IPO and M&A markets, both important components of the Company’s revenue. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations, and revolving credit agreement and short-term investment portfolio.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 million Notes consist of fixed rate instruments, and therefore, would not be impacted by changes in interest rates. The terms of the Company’s Revolver and Term Loans are discussed in more detail in Note 12 to the Consolidated Financial Statements. The borrowings under the Company’s Revolver bear interest based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. As of December 31, 2009, the Company had $5.0 million of borrowings under its Revolver. During the year ended December 31, 2009, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 4.06%. A hypothetical 1% increase in this interest rate would result in a change in annual interest expense of approximately $755 based on the average outstanding balances under the Company’s credit facility during the year ended December 31, 2009.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $7,944, $11,788 and $7,579 in its Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected transaction (losses) gains of ($2,366), $2,822 and ($1,526) in its Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, respectively. The (losses) gains are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.1 million as of December 31, 2009, primarily consisting of auction rate securities.

Uncertainties in the credit markets have prevented the Company and other investors from liquidating these auction rate securities. Accordingly, the Company currently holds $3.1 million of auction rate securities at par, and is receiving interest at comparable rates for similar securities. These investments are insured against a loss of principal and interest.

Based on the Company’s ability to access cash and other short-term investments, its expected operating cash flows and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will have a material effect on the Company’s liquidity or working capital.

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. Based on current estimates, the Company expects to contribute approximately $3.7 million to its Plan in 2010. However, declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

As previously discussed, the Company’s fair value of its reporting unit is directly related to the Company’s stock price and market capitalization, among other factors. The Company continues to monitor its stock price and market capitalization. If the price of the Company’s common stock declines, or if current economic conditions deteriorate, the Company will be required to perform impairment testing of its goodwill in advance of its next annual testing date, which could result in future impairment of its goodwill during an interim period.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Bowne & Co., Inc.

We have audited the accompanying consolidated balance sheet of Bowne & Co., Inc. and subsidiaries as of December 31, 2009 and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2) for the year ending December 31, 2009. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/  CROWE HORWATH LLP

New York, New York
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bowne & Co., Inc.:

We have audited the accompanying consolidated balance sheets of Bowne & Co., Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also audited the consolidated financial statement schedule listed in Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowne & Co., Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board standard regarding Fair Value Measurements, as of January 1, 2008. As discussed in Note 1 to the consolidated financial statements, the Company retrospectively adopted the Financial Accounting Standards Board standard regarding Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) and, accordingly, adjusted the previously issued consolidated balance sheets as of December 31, 2008 and related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.

/s/  KPMG LLP

New York, New York
March 16, 2009, except for Note 1, Recent Accounting Pronouncements, which is as of July 16, 2009, and except for Note 1, Earnings (Loss) Per Share, which is as of March 2, 2010

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share information)

Revenue	$675,797	$766,645	$850,617
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	450,082	525,047	531,230
Selling and administrative (exclusive of depreciation and amortization shown below)	179,663	208,374	242,118
Depreciation	27,282	28,491	27,205
Amortization	5,466	4,606	1,638
Restructuring, integration and asset impairment charges	24,560	39,329	17,001

	687,053	805,847	819,192

Operating (loss) income	(11,256)	(39,202)	31,425
Interest expense	(6,145)	(8,495)	(8,320)
Gain on sale of equity investment	—	—	9,210
Loss on extinguishment of debt	(777)	—	—
Other (expense) income, net	(2,585)	5,561	1,127

(Loss) income from continuing operations before income taxes	(20,763)	(42,136)	33,442
Income tax benefit (expense)	3,659	11,728	(7,890)

(Loss) income from continuing operations	(17,104)	(30,408)	25,552
Income (loss) from discontinued operations, net of tax	514	5,719	(223)

Net (loss) income	$(16,590)	$(24,689)	$25,329

(Loss) earnings per share from continuing operations:
Basic	$(0.52)	$(1.07)	$0.88
Diluted	$(0.52)	$(1.07)	$0.85
Earnings (loss) per share from discontinued operations:
Basic	$0.02	$0.20	$(0.01)
Diluted	$0.02	$0.20	$(0.01)
Total (loss) earnings per share:
Basic	$(0.50)	$(0.87)	$0.87
Diluted	$(0.50)	$(0.87)	$0.84

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share information)

ASSETS
Current assets:
Cash and cash equivalents	$22,061	$11,524
Marketable securities	210	193
Accounts receivable, less allowances of $4,554 (2009) and $5,178 (2008)	105,067	116,773
Inventories	26,831	27,973
Prepaid expenses and other current assets	46,702	45,990

Total current assets	200,871	202,453
Marketable securities, noncurrent	2,920	2,942
Property, plant and equipment at cost, less accumulated depreciation of $269,490 (2009) and $258,425 (2008)	117,218	130,149
Other noncurrent assets:
Goodwill	51,076	50,371
Intangible assets, less accumulated amortization of $12,273 (2009) and $6,781 (2008)	36,397	41,824
Deferred income taxes	40,817	44,368
Other	11,575	8,642

Total assets	$460,874	$480,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,559	$842
Accounts payable	47,243	47,776
Employee compensation and benefits	25,575	19,181
Accrued expenses and other obligations	34,973	42,085

Total current liabilities	116,350	109,884
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	5,719	88,352
Deferred employee compensation	66,943	75,868
Deferred rent	18,813	19,039
Other	1,582	1,023

Total liabilities	209,407	294,166

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, issued 44,216,895 shares and outstanding 40,084,752 shares, net of treasury shares of 4,132,143 (2009); issued 43,209,432 shares and outstanding 26,977,671 shares, net of treasury shares of 16,231,761(2008)	442	432
Additional paid-in capital	32,699	119,676
Retained earnings	293,040	316,411
Treasury stock, at cost, 4,132,143 shares (2009) and 16,231,761 shares (2008)	(55,140)	(216,437)
Accumulated other comprehensive loss, net	(19,574)	(33,499)

Total stockholders’ equity	251,467	186,583

Total liabilities and stockholders’ equity	$460,874	$480,749

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(16,590)	$(24,689)	$25,329
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net (income) loss from discontinued operations	(514)	(5,719)	223
Depreciation	27,282	28,491	27,205
Amortization	5,466	4,606	1,638
Asset impairment charges	3,693	631	6,588
Gain on sale of equity investment	—	—	(9,210)
Loss on extinguishment of debt	777	—	—
Provision for doubtful accounts	2,027	2,954	838
Non-cash stock compensation	1,986	4,104	13,064
Deferred income tax (benefit) provision	4,888	(6,456)	3,526
Tax benefit of stock option exercises	—	283	1,806
Excess tax benefits from stock-based compensation	—	(221)	(846)
Other	2,125	201	1,140
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	14,314	23,778	30,046
Inventories	1,464	2,387	497
Prepaid expenses and other current assets	(4,873)	(4,122)	(3,170)
Accounts payable	(1,140)	12,113	(8,095)
Employee compensation and benefits	8,570	(19,716)	7,094
Accrued expenses and other obligations	(5,219)	(10,610)	1,291
Net cash used in operating activities of discontinued operations	(1,201)	(1,275)	(4,075)

Net cash provided by operating activities	43,055	6,740	94,889

Cash flows from investing activities:
Purchases of property, plant, and equipment	(17,299)	(22,119)	(20,756)
Purchases of marketable securities	—	(5,141)	(57,400)
Proceeds from the sale of marketable securities	—	40,600	61,200
Proceeds from the sale of fixed assets	812	1,345	222
Proceeds from the sale of subsidiaries, net	—	1,049	—
Acquisitions of businesses, net of cash acquired	(195)	(79,495)	(25,791)
Proceeds from the sale of equity investment	—	519	10,817
Net cash provided by investing activities of discontinued operations	—	—	1,484

Net cash used in investing activities	(16,682)	(63,242)	(30,224)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs	37,181	138,000	1,000
Redemption of convertible subordinated debentures	—	(66,680)	—
Payment of borrowings under revolving credit facility, term loans and capital lease obligations	(119,262)	(59,485)	(1,948)
Proceeds from equity offering, net of equity issuance costs	67,828	—	—
Proceeds from stock options exercised	—	766	11,714
Payment of cash dividends	(2,265)	(5,894)	(6,083)
Purchase of treasury stock	—	—	(51,749)
Excess tax benefit from stock-based compensation	—	221	846

Net cash (used in) provided by financing activities	(16,518)	6,928	(46,220)

Effects of exchange rates on cash flows and cash equivalents	682	(3,843)	3,510

Net increase (decrease) in cash and cash equivalents	10,537	(53,417)	21,955
Cash and cash equivalents, beginning of period	11,524	64,941	42,986

Cash and cash equivalents, end of period	$22,061	$11,524	$64,941

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31, 2009, 2008 and 2007
				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(In thousands, except per share information)

Balance at December 31, 2006	$425	$105,870	$327,493	$(17,404)	$(177,901)	$238,483
Adjustment to initially adopt the provisions of FIN 48			590			590
Comprehensive income (loss):
Net income			25,329			25,329
Foreign currency translation adjustment				7,579		7,579
Pension liability adjustment (net of tax)				11,223		11,223
Unrealized loss on marketable securities (net of tax)				(4)		(4)

Comprehensive income						44,127

Cash dividends ($0.22 per share)			(6,083)			(6,083)
Purchase of treasury stock					(51,749)	(51,749)
Non-cash stock compensation and deferred stock conversions		12,106			958	13,064
Exercise of stock options	7	8,766			2,941	11,714
Tax benefit of stock option exercises		1,806				1,806

Balance at December 31, 2007	$432	$128,548	$347,329	$1,394	$(225,751)	$251,952
Comprehensive income (loss):
Net loss			(24,689)			(24,689)
Foreign currency translation adjustment				(11,788)		(11,788)
Pension liability adjustment (net of tax)				(23,000)		(23,000)
Unrealized loss on marketable securities (net of tax)				(105)		(105)

Comprehensive loss						(59,582)

Cash dividends ($0.22 per share)			(5,894)			(5,894)
Non-cash stock compensation, deferred stock conversions and dividend reinvestments		3,983	(335)		456	4,104
Exercise of stock options		441			325	766
Tax benefit of stock option exercises		283				283
Settlement of long-term equity incentive plan		(14,242)			8,533	(5,709)
Debt discount		663				663

Balance at December 31, 2008	$432	$119,676	$316,411	$(33,499)	$(216,437)	$186,583
Comprehensive income (loss):
Net loss			(16,590)			(16,590)
Foreign currency translation adjustment				7,944		7,944
Pension liability adjustment (net of tax)				6,367		6,367
Unrealized loss on marketable securities (net of tax)				(11)		(11)

Comprehensive loss						(2,290)

Cash and stock dividends ($0.22 per share)	10	4,506	(6,781)			(2,265)
Reclassification adjustment for the recognized foreign currency translation gains relating to the sale of business				(375)		(375)
Net proceeds received from the issuance of the Company’s common stock (12.1 million shares)		(93,132)			160,960	67,828
Non-cash stock compensation, deferred stock conversions and dividend reinvestments		1,649			337	1,986

Balance at December 31, 2009	$442	$32,699	$293,040	$(19,574)	$(55,140)	$251,467

See Accompanying Notes to Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share information and where noted)

Note 1 —	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

The Company provides business services that help companies produce and manage their shareholder, investor and marketing communications. These communications include, but are not limited to: regulatory and compliance documents; personalized financial statements; enrollment kits; and sales and marketing collateral. Its services span the entire document life cycle and involve both electronic and printed media. Bowne helps clients create, edit and compose their documents, manage the content, translate the documents when necessary, personalize the documents, prepare the documents and in many cases perform the filing, and print and distribute the documents, both through the mail and electronically.

The largest source of the Company’s revenue by class of service is generally derived from capital markets transactional services, which is driven by a transactional or financing event. This revenue stream is affected by various factors including conditions in the world’s capital markets. Transactional revenue depends upon the volume of public financings, particularly equity offerings, as well as merger and acquisitions activity. Activity in the capital markets is influenced by corporate funding needs, stock market fluctuations, credit availability and prevailing interest rates, and general economic and political conditions. During the second half of 2009, the overall market-wide activity levels for the capital markets services improved from the significant declines that the Company had experienced during 2008 and the first half of 2009. However, the size of the transactions (as measured by total dollars) has been lower than prior years. There is much uncertainty regarding the rebound of capital markets activity. If the current economic conditions deteriorate, they could potentially have a more significant impact on customers’ demand for the Company’s capital market services, which could result in a decrease in revenue in future periods.

Revenue from other lines of service includes shareholder reporting services and marketing communications product offerings, which generally tend to be more recurring in nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission guidance regarding accounting for revenue recognition, which requires that: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. The Company recognizes revenue when services are completed or when the printed documents are shipped to customers. Revenue from virtual dataroom services is recognized when the documents are loaded into the dataroom. Revenue for completed but unbilled work is recognized based on the Company’s historical standard pricing for type of service and is adjusted to actual when billed.

The Company accounts for sales and other use taxes on a net basis in accordance with the accounting guidance regarding how taxes collected from customers and remitted to governmental authorities should be presented in the income statement. Therefore, these taxes are excluded from revenue and cost of revenue in the Consolidated Statements of Operations.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation for financial statement purposes is provided on the straight-line method over the estimated useful lives of the assets. The following table summarizes the components of property, plant and equipment:

	December 31,
	2009	2008

Land and buildings	$58,963	$61,715
Machinery and plant equipment	75,449	83,919
Computer equipment and software	155,806	143,630
Furniture, fixtures and vehicles	35,863	36,518
Leasehold improvements	60,627	62,792

	386,708	388,574
Less accumulated depreciation	(269,490)	(258,425)

Net	$117,218	$130,149

Estimated lives used in the calculation of depreciation for financial statement purposes are:

Buildings	10 - 40 years
Machinery and plant equipment	3 - 12 1/2 years
Computer equipment and software	2 - 5 years
Furniture and fixtures	3 - 12 1/2 years
Leasehold improvements	Shorter of useful life or term of lease

The Company follows the accounting guidance for the costs of computer software developed or obtained for internal use, which requires certain costs in connection with developing or obtaining internally used software to be capitalized. Capitalized software totaled approximately $7.0 million in 2009, $10.2 million in 2008 and $4.4 million in 2007. Capitalized software for these periods primarily consisted of software development costs pertaining to the following: (i) development of client solutions; (ii) development of a new workflow and billing system; (iii) development of new human resources and payroll systems; (iv) upgrades and improvements to existing service offerings; (v) installation of a new financial reporting system; and (vi) the integration of acquired businesses.

Amortization expense related to capitalized software in accordance with the aforementioned accounting guidance amounted to approximately $6.1 million in 2009, $6.7 million in 2008, and $4.7 million in 2007. These amounts are included in depreciation expense in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are required to be tested for impairment annually based upon the estimated fair value of the Company’s reporting units. At December 31, 2009, the Company’s goodwill balance was $51.1 million. The Company currently has one reporting unit.

In testing for potential impairment of goodwill, accounting standards require the Company to: 1) allocate goodwill to the reporting unit to which the acquired goodwill relates; 2) estimate the fair value of the reporting unit

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to which goodwill relates; and 3) determine the carrying value (book value) of the reporting unit. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined. Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis.

The Company’s estimated fair market value is based on its market capitalization as of December 31, 2009. The Company’s market capitalization was approximately $267.8 million as of December 31, 2009. Since the value of the market capitalization exceeded the Company’s carrying amount, the Company has concluded that its goodwill is not considered impaired as of December 31, 2009.

The Company continues to monitor its stock price and market capitalization. If the price of the Company’s common stock declines, or if current economic conditions deteriorate, the Company will be required to perform impairment testing of its goodwill in advance of its next annual goodwill impairment test, which could result in future impairment of its goodwill during interim periods.

The Company acquired certain identifiable intangible assets in connection with its acquisitions. These identifiable intangible assets primarily consist of the value associated with customer relationships and technology. In accordance with the accounting standards regarding the impairment or disposal of long-lived assets, identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected future cash flows are not sufficient to recover the carrying value amount. The Company measures potential impairment loss by utilizing an undiscounted cash flow valuation technique. To the extent that the undiscounted future cash flows were to decline substantially, an impairment charge could result. No impairment charge related to the carrying value of the Company’s intangible assets was identified in 2009 based on our analysis prepared in accordance with these accounting standards. There are certain assumptions inherent in projecting the recoverability of the Company’s identifiable intangible assets. If actual experience differs from the assumptions made, the Company’s consolidated results of operations or financial position could be materially impacted. The Company also periodically evaluates the appropriateness of the remaining useful lives of long-lived assets and the method of depreciation or amortization.

Amounts allocated to identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	6 - 10 years
Covenants not-to-compete	3 years

During 2009, the value of the covenants not-to-compete became fully amortized.

Stock-Based Compensation

The Company has several share-based employee compensation plans, which are described in Note 18 to the Consolidated Financial Statements. The Company recognizes compensation expense related to these plans in accordance with the Financial Accounting Standards Board (“FASB”) standard regarding share-based payments and, as such, has measured the share-based compensation expense for stock options granted during the years ended December 31, 2009, 2008 and 2007 based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. The weighted-average fair values were calculated using the Black-

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted in 2009, 2008 and 2007:

	2009	2008	2007
	Grants	Grants	Grants

Expected dividend yield	3.9%	2.0%	1.3%
Expected stock price volatility	78.93%	53.23%	32.4%
Risk-free interest rate	2.3%	2.1%	4.3%
Expected life of options	5 years	5 years	4 years
Weighted-average fair value	$2.90	$1.66	$4.92

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury Yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which was based on the history of exercises and cancellations of past grants made by the Company. In accordance with the FASB standard, the Company records compensation expense, all net of pre-vesting forfeitures for the options granted, which is based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes and tax carryforwards, as determined under enacted tax laws and rates.

Earnings (Loss) Per Share

Shares used in the calculation of basic earnings per share are based on the weighted-average number of shares outstanding and includes deferred stock units and vested restricted stock units. Shares used in the calculation of diluted earnings per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings per share are calculated by dividing the net income by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted (loss) earnings per share for the years ended December 31, 2009, 2008 and 2007 were 2,281,126, 2,781,301 and 2,032,897, respectively, since their effect would have been anti-dilutive during the respective periods. The weighted-average diluted shares outstanding for all periods presented excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those years.

The weighted-average basic and diluted shares for the years ended December 31, 2009, 2008 and 2007 include 1,007,464 shares issued as a result of stock dividends paid to shareholders in February, May and August 2009.

In addition, the weighted-average basic and diluted shares outstanding for the year ended December 31, 2009 include 4,619,372 shares related to the Company’s equity offering that was completed in August 2009. The equity offering is described in more detail in Note 17 to the Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the basic and diluted average share amounts:

	Years Ended December 31,
	2009	2008	2007

Average shares outstanding — basic	33,018,776	28,484,178	29,168,171
Potential dilutive effect of stock-based awards	—	—	822,333

Average shares outstanding — diluted	33,018,776	28,484,178	29,990,504

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

Such estimates include:

•	the fair value of the Company’s financial assets and liabilities;

•	amount of accounts receivable allowances;

•	the inventory standards used to reflect the Company’s current cost structure and production capacity;

•	the need for deferred tax valuation allowances based on the amount and nature of estimated future taxable income;

•	our ability to leave undistributed earnings indefinitely invested in a foreign subsidiary;

•	evaluation of tax uncertainties;

•	whether the carrying amount of a long-lived asset is recoverable based on estimated future cash flows;

•	discount rates and expected return on plan assets used to calculate pension obligations;

•	fair value used in testing goodwill for impairment in light of current market conditions; and

•	the likelihood of debt covenant violations as a result of current market conditions and the potential impact on classification of debt and the Company’s liquidity position.

These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. The recent economic crisis, including illiquid credit markets and declines in capital markets activity have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The Company applies the FASB standard regarding accounting for reporting comprehensive income, which establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.

Segment Information

The Company applies the FASB standard regarding disclosures about segments of an enterprise and related information, which requires the Company to report information about its operating segments according to the management approach for determining reportable segments. This approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. The Company has one reportable segment, which is consistent with how the Company is structured and managed. This accounting guidance also establishes standards for supplemental disclosure about products and services, geographical areas and major customers. This information is disclosed in Note 20 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued guidance regarding an employer’s disclosures about postretirement benefit plan assets. This guidance amends the previously issued FASB standard to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. This guidance requires employers of public and nonpublic companies to disclose more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentration of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. The disclosure requirements are effective for years ending after December 15, 2009. The Company adopted the disclosure requirements of this guidance, which is discussed in more detail in Note 13 to the Consolidated Financial Statements. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued a standard regarding the FASB Accounting Standards Codificationtm and the hierarchy of generally accepted accounting principles, which replaces the standard previously issued by the FASB regarding the hierarchy of generally accepted accounting principles. This standard identifies the source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). In addition, this standard establishes the FASB Accounting Standard Codificationtm (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. All guidance contained in the Codification carries an equal level of authority. The initial date of the adoption of this standard was effective for financial statements issued for interim and annual periods ending after June 15, 2009. On June 3, 2009, FASB decided that this standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted this standard during the third quarter of 2009. Its adoption did not have a significant impact on the Company’s results of operations or financial statements.

In May 2009, the FASB issued a standard regarding accounting for subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, but the rules concerning recognition and disclosure of subsequent events will remain essentially unchanged. Subsequent events guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under this guidance as under current practice, an entity must record the effect of subsequent events that provide evidence about conditions that existed at the balance sheet date. This standard was effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, for items that should be recognized or disclosed in these financial statements.

In April 2009, the FASB issued guidance regarding interim disclosures about fair value of financial instruments, which amended the preexisting standards to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, and to require those disclosures in summarized financial information at interim reporting periods. This guidance was effective for interim reporting periods ending after June 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a significant impact on the Company’s results of operations or financial statements.

In April 2009, the FASB issued guidance regarding accounting for recognition and presentation of other-than-temporary impairments, which amended the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the year ended December 31, 2009.

In April 2009, the FASB issued guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance for identifying transactions that are not orderly. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this guidance during the second quarter of 2009. Its adoption did not have a material effect on the determination or reporting of our financial results for the year ended December 31, 2009.

In May 2008, the FASB issued guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. As such, the initial debt proceeds from the sale of the Company’s convertible subordinated debentures, which are discussed in more detail in Note 12 to the Consolidated Financial Statements, are required to be allocated between a liability component and an equity component as of the debt issuance date. The resulting debt discount is amortized over the instrument’s expected life as additional non-cash interest expense.

This guidance was effective for fiscal years beginning after December 15, 2008 and required retrospective application. During the first quarter of 2009, the Company adopted this guidance. All prior year information has been revised to present the retrospective adoption of this guidance. The adoption of this guidance is described further below and in more detail in Note 21 to the Company’s amended annual report on Form 10-K/A for the year ended December 31, 2008.

Upon adoption of the accounting guidance the Company measured the fair value of its $75.0 million 5% Convertible Subordinated Debentures (“Notes”) issued in September 2003, using an interest rate that the Company could have obtained at the date of issuance for similar debt instruments without an embedded conversion option. Based on this analysis, the Company determined that the fair value of the Notes was approximately

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$61.7 million as of the issuance date, a reduction of approximately $13.3 million in the carrying value of the Notes, of which $8.2 million was recorded as additional paid-in capital, and $5.1 million was recorded as a deferred tax liability. Also in accordance with the accounting guidance, the Company is required to allocate a portion of the $3.3 million of debt issuance costs that were directly related to the issuance of the Notes between a liability component and an equity component as of the issuance date, using the interest rate method as discussed above. Based on this analysis, the Company reclassified approximately $0.4 million of these costs as a component of equity and approximately $0.3 million as a deferred tax asset. These costs were amortized through October 1, 2008, as this was the first date at which the redemption and repurchase of the Notes could occur.

On October 1, 2008, the Company repurchased approximately $66.7 million of the Notes, and amended the terms of the remaining $8.3 million of Notes outstanding (the “Amended Notes”), effective October 1, 2008. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum, and changed the conversion price applicable to the Notes from $18.48 per share to $16.00 per share for the period from October 1, 2008 to October 1, 2010. In accordance with the accounting guidance the Company remeasured the fair value of the Amended Notes using an applicable interest rate for similar debt instruments without an embedded conversion option as of the amendment date. Based on this analysis, the Company determined that the fair value of the Amended Notes was approximately $7.6 million as of the amendment date, a reduction of approximately $0.7 million in the carrying value of the Amended Notes, of which $0.4 million was recorded as additional paid-in capital, and $0.3 million was recorded as a deferred tax liability.

The Company recognized interest expense for the Notes of $0.9 million in 2009, $5.4 million in 2008, and $6.6 million in 2007. The effective interest rate for the year ended December 31, 2009, 2008 and 2007 was 11.0%, 9.6% and 9.5%, respectively. Included in interest expense for these periods was additional non-cash interest expense of approximately $0.4 million (approximately $0.2 million, net of tax), $2.5 million (approximately $1.5 million, net of tax) and $2.9 million (approximately $1.8 million, net of tax) for the years ended December 31, 2009, 2008 and 2007, respectively, as a result of the adoption of this accounting guidance. The impact of adopting this accounting guidance on the Company’s earnings (loss) per share from continuing operations was ($0.01) per basic and diluted share for 2009, ($0.06) per basic and diluted share for 2008, and ($0.06) per basic share and ($0.02) per diluted share for 2007, which is reflected in the Company’s Consolidated Financial Statements.

As of December 31, 2009 the carrying value of the Amended Notes was approximately $7.9 million and the Notes are classified as a current liability in the accompanying Consolidated Balance Sheet, as a result of the redemption and repurchase option that can occur on October 1, 2010. As of December 31, 2008, the carrying value of the Notes amounted to approximately $7.5 million and is classified as noncurrent liabilities in the accompanying Consolidated Balance Sheet. The Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements.

In April 2008, the FASB issued guidance regarding the determination of the useful life of intangible assets. This guidance amends the facts that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the standard previously issued by FASB regarding accounting for goodwill and other intangible assets. This guidance requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. In the absence of historical experience, companies should consider the assumptions that market participants would use about renewal or extension consistent with the highest and best use of the asset, adjusted for entity-specific factors. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which required prospective application. The Company adopted this guidance during the first quarter of 2009. Its adoption did not have a significant impact on the Company’s financial statements.

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

In December 2007, the FASB issued a revised standard regarding accounting for business combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired and also changes the accounting treatment for certain acquisition related costs, restructuring activities, and acquired contingencies, among other changes. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard was effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company adopted this standard during the first quarter of 2009. Its adoption did not have a material impact on the Company’s financial statements as a result of the Company not acquiring any businesses during the year ended December 31, 2009. The adoption of this standard could potentially reduce the Company’s future operating earnings due to required recognition of acquisition and restructuring costs through operating earnings upon the acquisitions. The magnitude of this impact will be dependent on the number, size, and nature of acquisitions in periods subsequent to adoption.

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

Capital Systems, Inc.

On July 1, 2008, the Company acquired Capital Systems, Inc. (“Capital”), a leading provider of financial communications based in midtown New York City, for $14.8 million in cash, which included working capital of approximately $0.9 million, which was finalized during the first quarter of 2009. The net cash outlay for the acquisition was approximately $15.2 million, which included acquisition costs of approximately $0.4 million. The excess purchase price over identifiable net tangible assets of $9.4 million is reflected as part of goodwill, intangible assets, and other assets in the Consolidated Balance Sheet as of December 31, 2009. A total of approximately $2.8 million has been allocated to goodwill, $4.0 million has been allocated to customer relationships, and is being amortized over an average estimated useful life of 8 years, and $2.6 million was allocated to beneficial leasehold interests, and is being amortized over 6 years.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Rapid Solutions Group

On April 9, 2008, the Company acquired the digital print business of Rapid Solutions Group (“RSG”), a subsidiary of Janus Capital Group Inc., for $17.5 million in cash, which included working capital of approximately $8.0 million. The net cash outlay for this acquisition was $18.3 million, which included acquisition costs of approximately $0.8 million. Approximately $8.3 million has been allocated to customer relationships and is being amortized over an average estimated useful life of 10 years, and approximately $4.1 million has been allocated to property and equipment, and is being depreciated over a weighted average estimated useful life of 4 years.

The Company paid $3.5 million related to costs associated with the acquisition of this business. These costs included estimated severance related to the elimination of redundant functions associated with RSG’s operations and costs related to the closure of the RSG facilities, and were included in the preliminary purchase price allocation.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

GCom2 Solutions, Inc.

On February 29, 2008, the Company acquired GCom2 Solutions, Inc. (“GCom”) for $46.3 million in cash, which included working capital valued at $3.8 million. The net cash outlay for the acquisition was approximately $47.6 million, which included acquisition costs of approximately $1.3 million. The excess purchase price over identifiable net tangible assets of $44.6 million is reflected as part of goodwill, intangible assets, and property, plant, and equipment in the Consolidated Balance Sheet as of December 31, 2009. A total of approximately $13.7 million has been allocated to goodwill, $24.6 million has been allocated to customer relationships and is being amortized over a weighted average estimated useful life of 10 years, and approximately $6.3 million has been allocated to computer software and is being depreciated over 5 years.

The Company paid approximately $0.8 million related to costs associated with the acquisition of this business. These costs included estimated severance related to the elimination of redundant functions associated with GCom’s operations and estimated closure costs related to redundant facilities, and were included in the purchase price allocation.

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

Alliance Data Mail Services

In November 2007, the Company acquired ADS MB Corporation (“Alliance Data Mail Services”), an affiliate of Alliance Data Systems Corporation, for $3.0 million in cash, plus the purchase of working capital for $7.8 million for total consideration of $10.8 million. The net cash outlay for this acquisition was approximately $11.3 million, which included acquisition costs of approximately $0.5 million.

The Company paid approximately $2.0 million related to costs associated with the acquisition of this business. These costs included severance related to the elimination of redundant functions associated with the Alliance Data Mail Services operations, and were included in the purchase price allocation.

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

The unaudited pro forma financial information related to this acquisition for the years ended December 31, 2007 was presented in Note 2 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

St Ives Financial

In January 2007, the Company completed its acquisition of St Ives Financial, a division of St Ives plc, for approximately $8.2 million in cash. In February 2007, the Company paid an additional $1.4 million to St Ives plc, which represented a working capital adjustment as defined in the Purchase and Sale Agreement. The net cash outlay for the acquisition was approximately $9.6 million, which included acquisition costs of approximately $0.3 million and was net of cash acquired of approximately $0.3 million. The excess purchase price over identifiable net tangible assets of approximately $10.9 million is reflected as part of goodwill and intangible assets in the Consolidated Balance Sheet as of December 31, 2009. A total of approximately $4.2 million has been allocated to goodwill and $6.7 million has been allocated to the value of customer relationships and is being amortized over the estimated useful life of six years.

The Company incurred approximately $2.8 million of acquisition costs related to the acquisition of this business. These costs included estimated severance and lease termination costs related to the elimination of redundant functions and excess facilities and equipment related to St Ives Financial operations, and were included in the purchase price allocation.

Pro forma financial information related to this acquisition has not been provided, as it is not material to the Company’s results of operations.

Note 3 —	Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2009 and 2008, respectively.

The FASB standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	December 31, 2009
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$22,061	$22,061	$22,061	$—	$—
Marketable securities(2)	3,130	3,130	210	—	2,920

Total financial assets	$25,191	$25,191	$22,271	$—	$2,920

Financial Liabilities:
Convertible subordinated debentures(3)	$7,938	$8,172	$—	$8,172	$—
Senior revolving credit facility(4)	5,000	5,000	—	5,000	—

Total financial liabilities	$12,938	$13,172	$—	$13,172	$—

	December 31, 2008
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$11,524	$11,524	$11,524	$—	$—
Marketable securities(2)	3,135	3,135	193	2,942	—

Total financial assets	$14,659	$14,659	$11,717	$2,942	$—

Financial Liabilities:
Convertible subordinated debentures(3)	$7,464	$7,841	$—	$7,841	$—
Senior revolving credit facility(4)	79,500	74,412	—	74,412	—

Total financial liabilities	$86,964	$82,253	$—	$82,253	$—

(1)	Included in cash and cash equivalents are money market funds of $3,679 and $2,762 as of December 31, 2009 and 2008, respectively.

(2)	Included in marketable securities are auction rate securities of $2,920 and $2,942 as of December 31, 2009 and 2008, respectively.

(3)	The carrying value of the Notes have been adjusted to reflect the adoption of accounting guidance for convertible debt instruments, which is discussed in more detail in Note 1 to the Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The carrying value as of December 31, 2009 represents the borrowings outstanding under the amended and extended revolving credit facility, which is discussed in more detail in Note 12 to the Consolidated Financial Statements.

A reconciliation of the beginning and ending balance for the Company’s investments in marketable securities using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008 was as follows:

Balance as of December 31, 2008	$—
Transfer in/(out) of level 3	2,942
Net realized loss included in accumulated other comprehensive loss	(22)

Balance as of December 31, 2009	$2,920

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of December 31, 2009: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s marketable securities are carried at estimated fair value as calculated by the Company using a model based on current yield and other known market data; (iii) the carrying value of the liabilities under the revolving credit agreement approximates fair value as of December 31, 2009, since this facility has a variable interest rate similar to those that are currently available to the Company, and is reflective of current market conditions; and (iv) the carrying value of the Company’s Notes is based on the market values for similar debt without conversion features in accordance with the FASB guidance described in Note 1 to the Consolidated Financial Statements.

Note 4 —	Discontinued Operations

The results from discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007

Income (loss) from discontinued operations, net of income taxes	$514	$5,719	$(223)

Income (loss) from discontinued operations, net of income taxes for the years ended December 31, 2009, 2008 and 2007 include adjustments related to estimated indemnification liabilities associated with the Company’s discontinued globalization (sold in September 2005) and outsourcing (sold in November 2004) businesses and adjustments related to exit costs associated with leased facilities formerly occupied by discontinued businesses, as discussed further below.

The results from discontinued operations for the year ended December 31, 2008 included tax benefits of approximately $5.8 million related to the recognition of previously unrecognized tax benefits associated with the Company’s discontinued outsourcing and globalization businesses, which is discussed in more detail in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Included in accrued expenses and other obligations in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008 are $1,689 and $2,630, respectively, which amounts are primarily related to estimated indemnification liabilities associated with the Company’s discontinued globalization and outsourcing businesses.

As discussed in more detail in Note 3 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company has approximately $1.9 million of notes receivable from the sale of DecisionQuest, which is payable on September 11, 2010. The amount outstanding bears interest at 5.92% under the amended agreement.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the Consolidated Balance Sheet as of December 31, 2009 and 2008 is $4,599 and $5,053, respectively of the remaining costs expected to be incurred in exiting facilities which were leased by DecisionQuest and Bowne Business Solutions. The accrued costs represented the present value of the expected facility costs over the remainder of the lease, net of sublease payments expected to be received. As of December 31, 2009 and 2008, $493 and $453, respectively, are included in accrued expenses and other obligations and $4,106 and $4,600, respectively, are included in deferred rent.

Note 5 —	Cash and Cash Equivalents

Cash equivalents of $3,679 and $2,762 at December 31, 2009 and 2008, respectively, are carried at cost, which approximates market, and primarily consists of money market accounts, all of which have maturities of three months or less when purchased.

Note 6 —	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of December 31, 2009 and 2008 consist primarily of investments in auction rate securities of approximately $2.9 million. Uncertainties in the credit markets have prevented the Company and other investors from liquidating these auction rate securities in recent auctions. Accordingly, the Company still holds these auction rate securities and is receiving interest at comparable rates for similar securities.

The Company’s investments in auction rate securities had a par value of approximately $3.1 million as of December 31, 2009, and are insured against loss of principal and interest. There were no auction rate securities liquidated during the year ended December 31, 2009. In 2008, the Company liquidated approximately $35.6 million of its auction rate securities at par and received all of its principal and accrued interest. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the auction rate securities as noncurrent assets as of December 31, 2009. The total unrealized loss related to the auction rate securities was $180 ($110 after tax), of which $22 ($13 after tax) was included as a component of other comprehensive loss for the year ended December 31, 2009. The total unrealized loss related to the auction rate securities as of December 31, 2008 was $158 ($97 after tax).

Note 7 —	Inventories

Inventories consist of the following:

	December 31,
	2009	2008

Raw materials	$8,244	$9,730
Work-in-process and finished goods	18,587	18,243

	$26,831	$27,973

Note 8 —	Goodwill and Intangible Assets

As discussed further in Note 1 to the Consolidated Financial Statements, the Company tested its goodwill for impairment as of December 31, 2009 in accordance with the applicable FASB standard. Based on our analysis, the Company determined that the fair value of its single reporting unit exceeded its carrying amount, and therefore the Company’s goodwill is not impaired as of December 31, 2009.

The Company recorded an impairment charge of $2,100 related to the goodwill of its JFS Litigators’ Notebook® (“JFS”) business in 2007. As discussed in more detail in Note 8 to the Consolidated Financial

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company sold JFS in August 2008, which resulted in a reduction of $510 in goodwill associated with this business.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance at December 31, 2007	$35,835
Goodwill associated with acquisitions	16,309
Reduction of goodwill resulting from the sale of JFS	(510)
Purchase price adjustments for prior acquisitions	(277)
Foreign currency translation adjustment	(986)

Balance at December 31, 2008	$50,371
Purchase price adjustments for prior acquisitions	86
Foreign currency translation adjustment	619

Balance at December 31, 2009	$51,076

The gross amounts and accumulated amortization of identifiable intangible assets are as follows:

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships	$48,645	$12,248	$48,580	$6,760
Covenants not-to-compete	25	25	25	21

	$48,670	$12,273	$48,605	$6,781

The Company recorded amortization expense of $5,466, $4,606 and $1,638 related to identifiable intangible assets for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated annual amortization expense for the years ended December 31, 2010 through December 31, 2014 is shown below:

2010	$5,466
2011	$5,466
2012	$5,466
2013	$4,395
2014	$4,349

Note 9 —	Sale of Assets

In November 2009, the Company sold its business that was operating in Milan, Italy for approximately $0.1 million, net of selling expenses. The loss recognized from the sale of this business was approximately $0.3 million, and is shown net of the recognition of the cumulative foreign currency translation amount related to this business of approximately $0.4 million, which was previously included in accumulated other comprehensive income. The results of operations from this business and the loss recognized on its sale are not reflected as discontinued operations in the Consolidated Financial Statements since it is not material to the Company’s results of operations.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As described in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company sold its share of an equity investment for total proceeds of approximately $11.4 million, which resulted in the Company recognizing a gain on the sale of approximately $9.2 million for the year ended December 31, 2007. The Company received approximately $10.8 million of the total proceeds in 2007 and the remaining balance of approximately $0.6 million was received from the escrow account during the fourth quarter of 2008.

Note 10 —	Accrued Restructuring, Integration and Asset Impairment Charges

The Company continually reviews its business, manages costs, and aligns its resources with market demand, especially in light of the volatility of the capital markets and the resulting variability in capital markets services revenue. The Company took a number of steps over the past several years to reduce fixed costs, eliminate redundancies, and better position the Company to respond to market conditions. As a result of these steps, the Company incurred restructuring charges for severance and personnel-related costs related to headcount reductions, and costs associated with closing down and consolidating facilities.

In 2007, restructuring charges included: (i) facility exit costs and asset impairment charges related to the reduction of leased space at the Company’s New York City facility; (ii) severance and integration costs related to the integration of the St Ives Financial business, which was acquired in January 2007; (iii) company-wide workforce reductions; (iv) facility exit costs and related asset impairment charges; and (v) an asset impairment charge of $2.1 million related to the goodwill associated with the Company’s JFS business. These actions resulted in restructuring, integration and asset impairment costs totaling $17,001 for the year ended December 31, 2007.

In 2008, restructuring charges included: (i) integration costs related to the Company’s acquisitions of Alliance Data Mail Services, GCom, RSG and Capital; (ii) severance costs associated with entity-wide headcount reductions of approximately 670 positions, or 18% of the Company’s total headcount in 2008, excluding the impact of headcount reductions associated with recent acquisitions; and (iii) facility exit costs and asset impairment charges related to the closure of its digital print facilities in Milwaukee, WI, Wilmington, MA and Sacramento, CA and its manufacturing and composition operations in Atlanta, GA. These actions resulted in restructuring, integration and asset impairment costs totaling $39,329 for the year ended December 31, 2008.

During the year ended December 31, 2009, the Company reduced its workforce by approximately 520 positions, or 16% of the Company’s total headcount. The reductions in workforce in 2009 were a continuation of the cost savings initiatives implemented during 2008 and included a broad range of functions and were enterprise-wide. The Company recorded approximately $11.8 million of severance related costs associated with the workforce reductions for the year ended December 31, 2009. In addition, the Company incurred costs of approximately $3.8 million related primarily to costs associated with the closure and reduction of leased space of certain facilities and costs of approximately $3.2 million related to the closure of the Company’s datacenter facilities and transition of these operations to a third-party service provider. Non-cash asset impairment charges amounted to approximately $3.7 million for the year ended December 31, 2009, and were primarily related to impaired assets associated with the closure and consolidation of the aforementioned facilities and the impairment of costs incurred for certain software development projects.

The Company recorded integration costs of approximately $2.1 million during the year ended December 31, 2009, primarily related to the Company’s acquisitions, which is discussed in Note 2 to the Consolidated Financial Statements. These costs primarily represent incremental costs directly related to the integration and consolidation of the acquired operations with existing Bowne operations.

These actions resulted in total restructuring, integration and asset impairment charges of $24,560 for the year ended December 31, 2009.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration, and asset impairment activities for the years ended December 31, 2009, 2008 and 2007, respectively:

	Years Ended December 31,
	2009	2008	2007

Severance and personnel-related costs	$11,820	$20,680	$4,686
Occupancy related costs	2,870	2,404	3,548
Asset impairment charges	3,693	631	6,588
Other	6,177	15,614	2,179

Total	$24,560	$39,329	$17,001

The activity pertaining to the Company’s accruals related to restructuring charges and integration costs (excluding non-cash asset impairment charges) since January 1, 2007, including additions and payments made, are summarized below.

	Severance
	and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at January 1, 2007	$1,651	$2,205	$210	$4,066
2007 expenses	4,686	3,548	2,179	10,413
Paid in 2007	(4,655)	(4,424)	(2,389)	(11,468)

Balance at December 31, 2007	1,682	1,329	—	3,011
2008 expenses	20,680	2,404	15,614	38,698
Paid in 2008	(13,860)	(2,627)	(15,585)	(32,072)

Balance at December 31, 2008	8,502	1,106	29	9,637
2009 expenses	11,820	2,870	6,177	20,867
Paid in 2009	(17,254)	(2,761)	(4,547)	(24,562)

Balance at December 31, 2009	$3,068	$1,215	$1,659	$5,942

The majority of the remaining accrued severance and personnel-related costs will be paid by the end of the first half of 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Income Taxes

The (benefit) provision for income taxes attributable to continuing operations is summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Current:
U.S. federal	$(7,954)	$(7,763)	$(2,557)
Foreign	(1,063)	1,995	5,535
State and local	470	496	1,386

	$(8,547)	$(5,272)	$4,364

Deferred:
U.S. federal	$3,933	$(3,237)	$2,482
Foreign	(42)	112	1,044
State and local	997	(3,331)	−

	$4,888	$(6,456)	$3,526

The (benefit) provision for income taxes is allocated as follows:

	Years Ended December 31,
	2009	2008	2007

Continuing operations	$(3,659)	$(11,728)	$7,890
Discontinued operations	(322)	(5,318)	7

	$(3,981)	$(17,046)	$7,897

Domestic (United States) and international components of (loss) income from continuing operations before income taxes are as follows:

	Years Ended December 31,
	2009	2008	2007

Domestic (United States)	$(13,374)	$(46,751)	$19,075
International	(7,389)	4,615	14,367

(Loss) income from continuing operations before taxes	$(20,763)	$(42,136)	$33,442

Net income taxes (refunded) paid during the years ended December 31, 2009, 2008 and 2007 were as follows:

	Years Ended December 31,
	2009	2008	2007

Continuing operations	$(8,358)	$1,698	$4,277
Discontinued operations	—	5	211

	$(8,358)	$1,703	$4,488

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles income tax (benefit) expense based upon the U.S. federal statutory tax rate to the Company’s actual income tax (benefit) expense attributable to continuing operations:

	Years Ended December 31,
	2009	2008	2007

Income tax (benefit) expense based upon U.S. statutory tax rate	$(7,267)	$(14,748)	$11,705
State income tax expense (benefit), net of federal benefit	954	(2,141)	866
Effect of foreign taxes	668	492	(1,115)
Permanent differences, primarily non-deductible meals and entertainment expenses	1,740	2,367	1,538
Tax impact of intercompany settlements	778	2,376	1,630
Refunds	—	(132)	(3,595)
Recognition of previously unrecognized tax benefits	(257)	(330)	(2,341)
Other, net	(275)	388	(798)

Total income tax (benefit) expense attributable to continuing operations	$(3,659)	$(11,728)	$7,890

Income tax benefit from continuing operations for the year ended December 31, 2009 includes income tax benefits of approximately $257 resulting from the recognition of previously unrecognized tax benefits, primarily due to the expiration of the statutes of limitations for prior year income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the expected benefits of utilization of net operating loss carry-forwards. In assessing the realization of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or the net operating losses can be utilized. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. A valuation allowance has been provided for a portion of deferred tax assets primarily relating to certain net operating losses due to uncertainty surrounding the utilization of these deferred tax assets. During 2009, there were no significant changes in the Company’s valuation allowance. Based upon the level of historical taxable income and projections for future taxable income over the periods which the remaining deferred tax assets are realizable, management believes it is more-likely-than-not that the Company will realize the benefits of its net deferred tax assets.

The Company has not recognized deferred U.S. income taxes on approximately $6.4 million of undistributed earnings of its international subsidiaries since such earnings are deemed to be reinvested indefinitely. If the earnings were distributed and repatriated in the form of dividends, the Company would be subject, in certain cases, to both U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred taxes is not practicable.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating loss carry-forwards	$8,004	$6,004
Deferred compensation and benefits	34,992	40,415
Allowance for doubtful accounts	1,149	1,428
Tax credits	8,473	7,603
Accrued expenses	7,499	10,111
Other, net	2,317	2,324

Gross deferred tax assets	62,434	67,885

Deferred tax liabilities:
Property, plant and equipment	(7,631)	(4,624)
Intangible assets	(2,440)	(2,868)

Gross deferred tax liabilities	(10,071)	(7,492)

Deferred tax asset valuation allowance	(4,126)	(4,028)

Net deferred tax asset	$48,237	$56,365

Deferred tax assets and liabilities are included in the consolidated balance sheets as follows:

	2009	2008

Current deferred tax asset included in prepaid expenses and other current assets	$7,420	$11,997
Noncurrent deferred tax asset	40,817	44,368

	$48,237	$56,365

As of December 31, 2009, the Company had domestic and foreign net operating loss and other tax carry-forwards of approximately $2.8 million and $5.2 million, respectively, some of which do not expire, and none of which are estimated to expire before 2010.

Included in prepaid expenses and other current assets are approximately $11.0 million and $9.3 million of current tax refunds receivable as of December 31, 2009 and 2008, respectively. Included in accrued expenses and other obligations is approximately $2.1 million and $0.9 million of current taxes payable at December 31, 2009 and 2008, respectively.

In January 2007, the Company adopted the FASB standard regarding accounting for uncertainty in income taxes, which resulted in the Company recognizing a $590 decrease to its unrecognized tax benefits, which was reflected as an adjustment to retained earnings as of January 1, 2007.

The total amount of unrecognized tax benefits as of December 31, 2009 and 2008 is $2,060 and $2,885, including estimated interest and penalties of $634 and $780, respectively. The recognition of this amount would impact our effective tax rate. During the year ended December 31, 2009, the Company recognized a tax benefit of $583 related to previously unrecognized tax benefits, primarily due to the expiration of the statutes of limitations for prior year income tax returns and the finalization of audits of our U.S. state income tax returns. There were no other significant changes to the Company’s unrecognized tax benefits during the year ended December 31, 2009. The Company accrues interest and penalties related to reserves for income taxes as a component of its income tax

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision. A reconciliation of the beginning and ending gross amount of the Company’s unrecognized tax benefits is as follows:

	December 31,
Unrecognized Tax Benefits	2009	2008

Balance at beginning of year	$2,885	$9,283
Additions for tax positions of prior years	632	100
Reductions for tax positions of prior years	(315)	(1,478)
Settlements	(1,110)	(283)
Statutes of limitation expirations	(318)	(3,966)
Interest, penalties and net state tax benefit	286	(771)

Balance at end of year	$2,060	$2,885

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

Audits of the Company’s 2005 and 2006 U.S. federal income tax returns were completed in 2008. In addition, the audits of the Company’s 2007 and 2008 U.S. federal income tax returns are in the process of being audited by the IRS. The Company’s income tax returns filed in state and local and foreign jurisdictions have been audited at various times.

The Company believes that it is reasonably possible that up to approximately $1.3 million of its currently unrecognized tax benefits may be recognized by the end of 2010.

Note 12 —	Debt

The components of debt at December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Convertible subordinated debentures	$7,938	$7,464
Borrowings under revolving credit facility	5,000	79,500
Capital lease obligations	1,340	2,230

	$14,278	$89,194

In March 2009, the Company amended its $150.0 million five-year senior, unsecured revolving credit facility (the “Facility”) and extended its maturity to May 31, 2011. The $150.0 million Facility was restructured as an asset-based loan consisting of a revolving credit facility of $123.0 million (the “Revolver”) and $27.0 million in Term Loans. In October 2009, the Company amended and extended its Revolver through May 2013. The Facility was initially entered into in May 2005 and was due to expire in May 2010.

The $123.0 million Revolver has an interest rate based on the London InterBank Offered Rate (“LIBOR”) plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. The Company also pays facility fees on a quarterly basis, regardless of borrowing activity under the Facility. The Revolver is secured by substantially all assets of the Company as well as by pledges of stock and guaranties of certain operating subsidiaries. The Revolver includes a $15.0 million sub-facility which is available to the Company’s Canadian

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary. The Revolver also includes a $25.0 million sub-limit for letters of credit and a $14.0 million sub-limit for swing line loans. The Company’s ability to borrow under the $123.0 million Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. Borrowings under the Revolver are based on predetermined advance rates based on assets (generally up to 85% of billed receivables, 80% of eligible unbilled receivables and 50% of certain inventories including work-in-process). As of December 31, 2009, the Company had $5.0 million outstanding under the Revolver, which is classified as long-term debt since the Revolver expires in May 2013. The Company had $79.5 million of borrowings outstanding under this revolving credit facility as of December 31, 2008.

The $27.0 million Term Loans were comprised of a $20.0 million Term Loan and a $7.0 million Term Loan. The Term Loans were repaid in their entirety in August 2009 using the net proceeds from the Company’s equity offering which is discussed in more detail in Note 17 to the Consolidated Financial Statements. Prior to repayment, the Term Loans had an interest rate based on LIBOR plus 4.25% in the case of Eurodollar loans or a base rate plus 3.25% in the case of Base Rate loans.

Prior to the amendment that occurred in October 2009, the Facility required compliance with a minimum fixed charge coverage covenant as well as customary affirmative and negative covenants including restrictions on the Company and its subsidiaries’ ability to pay cash dividends, incur debt and liens, and engage in mergers and acquisitions and sales of assets, among other things. However, under the terms of the amended facility, the minimum fixed charge coverage ratio shall be 1.0x at all times, and the Company is afforded increased flexibility related to cash dividends and acquisitions. The amended Facility provides that the Company may pay cash dividends of $2.5 million per quarter with an increase in the amount of up to $15.0 million in any fiscal year, provided that no default or event of default has occurred and is continuing, the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $30.0 million. In addition, acquisitions up to $50.0 million per annum are permitted if the fixed charge coverage ratio is 1.25x or greater and excess revolver availability is $40.0 million. The Company was in compliance with all loan covenants as of December 31, 2009.

For the years ended December 31, 2009 and 2008, the weighted-average interest rate on the Company’s Facility approximated 4.06% and 3.65%, respectively. There were no borrowings as of December 31, 2007.

During 2009 the Company paid approximately $6.9 million related to the amendment and extension of the Facility, of which approximately $5.5 million related to the amendment that occurred in March 2009, and approximately $1.4 million related to the amendment that occurred in October 2009. These costs primarily consisted of bank fees and fees paid to attorneys and other third-party professionals. Approximately $0.8 million of the unamortized fees were written off upon the repayment of the Term Loans in August 2009 and have been reported as a loss from extinguishment of debt for the year ended December 31, 2009 in the Consolidated Financial Statements. As of December 31, 2009 the remaining fees amounted to approximately $4.5 million, which will be amortized to interest expense through May 2013.

In September 2003, the Company completed a $75 million private placement of 5% Convertible Subordinated Debentures (the “Notes”) due October 1, 2033. The proceeds from the Notes were used to pay down a portion of the Company’s revolving credit facility that was in place at the time of issuance and were also used to repurchase a portion of the Company’s senior notes during 2003. Interest on the Notes is payable semi-annually on April 1 and October 1, and payments commenced on April 1, 2004. October 1, 2008 marked the five-year anniversary of the Notes, and was also the first day on which the “put” and “call” option became exercisable. On this date, holders of approximately $66.7 million of the Notes exercised their right to have the Company repurchase their Notes.

During the third quarter of 2008, the Company amended the terms of the Notes effective October 1, 2008 as an inducement to the holders not to put their Notes. The amendment increased the semi-annual cash interest payable on the Notes from 5.0% to 6.0% per annum for interest accruing for the period from October 1, 2008 to October 1, 2010. The amendment also provided the holders of the Notes with an additional put option on October 1, 2010. In addition, the amendment also changed the conversion price applicable to the Notes to $16.00 per share from $18.48

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share for the period from October 1, 2008 to October 1, 2010 and included a make-whole table in the event of fundamental changes including, but not limited to, certain consolidations or mergers that result in a change of control of the Company during the period from October 1, 2008 until October 1, 2010. These amendments apply to the $8.3 million of the Notes which remain outstanding.

The remaining holders of the Notes may require the Company to repurchase all or any portion of that holder’s Notes on each of October 1, 2010, October 1, 2013, October 1, 2018, October 1, 2023 and October 1, 2028, or in the event of a “change in control” as that term is described in the indenture for the Notes, at a purchase price equal to 100% of the principal amount plus accrued and unpaid interest and additional interest, if any, up to, but not including the redemption date. The Company has the option of paying for any Notes repurchased on October 1, 2013, October 1, 2018, October 1, 2023, or October 1, 2028 in cash, shares of the Company’s common stock (based on the conversion price at $16.00 per share), or a combination of cash and shares of common stock. The Notes are classified as current debt as of December 31, 2009, since the earliest that the redemption and repurchase features can occur are on October 1, 2010, as discussed above. This debt was classified as non-current debt as of December 31, 2008. The Company is not subject to any financial covenants under the Notes other than cross default provisions.

The Company’s Notes have been reduced by debt discounts of $382 and $856 as of December 31, 2009 and 2008, respectively, in accordance with accounting guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which is discussed in more detail in Note 1 to the Consolidated Financial Statements.

The Company has various capital lease obligations which are also included in long-term debt. Aggregate annual principal payments of the capital lease obligations for the next five years are: $622 in 2010, $335 in 2011, $312 in 2012, $71 in 2013 and $0 in 2014.

Interest paid was $3,867, $6,189 and $4,733 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13 —	Employee Benefit Plans

Pension Plans

The Company sponsors a defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. In September 2007, the Company amended the Plan to change to a cash balance plan (the “Amended Plan”) effective January 1, 2008. The Plan benefits were frozen effective December 31, 2007 and no further benefits will be accrued under the former benefit calculation. The provisions of the Amended Plan allow for all eligible employees that were previously not able to participate in the Plan to participate in the Amended Plan after the completion of one year of eligible service. Under the Amended Plan, the participants will accrue monthly benefits equal to 3% of their eligible compensation, as defined by the Amended Plan. In addition, each participant account will be credited interest at the 10-year Treasury Rate. The participants’ accrued benefits will vest over three years of credited service. The Company will continue to contribute an amount necessary to meet the Employee Retirement Income Security Act (“ERISA”) minimum funding requirements. The Company also has an unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. In addition, employees covered by union agreements (less than 1% of total Company employees as of December 31, 2009) are included in separate multi-employer pension plans to which the Company makes contributions. Plan benefit and net asset data for these multi-employer pension plans are not available. Also, certain non-union international employees are covered by other retirement plans.

For the years ended December 31, 2009 and 2008, the Company recorded curtailment gains on its defined benefit pension plan of $1,573 and $1,836, which primarily represents the accelerated recognition of unrecognized prior service cost (credit) resulting from the overall reduction in the Company’s workforce that occurred in 2009 and 2008. There was no curtailment gain for the Company’s defined benefit plan for the year ended December 31, 2007.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s workforce reductions that occurred during the second quarter of 2009, the Company was required to remeasure the Plan’s funded status and recalculate the benefit obligations as of May 31, 2009, which resulted in the aforementioned curtailment gain in 2009. The assumptions used in determining the benefit obligations as of May 31, 2009 were consistent with the assumptions previously used, with the exception of the discount rate which was increased to 7.5% as of May 31, 2009 as compared to 6.25% that was used during the first five months of 2009. The Plan’s funded status was remeasured as of December 31, 2009.

The reconciliation of the beginning and ending balances in benefit obligations and fair value of plan assets, as well as the funded status of the Company’s plans, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Benefit Obligation	2009	2008	2009	2008

Projected benefit obligation at beginning of year	$119,266	$122,913	$21,121	$21,289
Service cost	2,749	3,482	582	583
Interest cost	7,092	7,214	1,261	1,290
Amendments	—	—	1,492	59
Actuarial (gain) loss	(3,378)	(4,968)	1,542	296
Benefits paid	(8,406)	(9,375)	(1,883)	(2,396)

Projected benefit obligation at end of year	$117,323	$119,266	$24,115	$21,121

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
Change in Plan Assets	2009	2008	2009	2008

Fair value of plan assets at beginning of year	$76,890	$120,070	$—	$—
Actual return on plan assets	14,830	(33,805)	—	—
Employer contributions prior to measurement date	4,978	—	1,883	2,396
Benefits paid	(8,406)	(9,375)	(1,883)	(2,396)

Fair value of plan assets at end of year	88,292	76,890	—	—

Unfunded status	$(29,031)	$(42,376)	$(24,115)	$(21,121)

The accumulated benefit obligations for the Company’s defined benefit pension plan and SERP, are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2009	2008	2009	2008

Accumulated benefit obligation	$117,323	$119,266	$24,115	$16,291

Amounts recognized in the balance sheet consist of :

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2009	2008	2009	2008

Current liabilities	$—	$—	$(311)	$(1,855)
Noncurrent liabilities	(29,031)	(42,376)	(23,804)	(19,266)

Net amount recognized	$(29,031)	$(42,376)	$(24,115)	$(21,121)

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accrued benefit liabilities are included in current and long-term liabilities for employee compensation and benefits in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2008.

Amounts recognized in accumulated other comprehensive income as of December 31, 2009 are as follows:

	Pension
	Plan	SERP

Net actuarial loss	$42,862	$11,001
Prior service (credit) cost	(13,494)	2,115

Total (before tax effects)	$29,368	$13,116

Total net of tax effects	$17,363	$7,755

The net amounts included in accumulated other comprehensive income (loss) in stockholders’ equity as of December 31, 2009 and 2008, was $25,118 which is net of a tax benefit of $17,366, and $31,507 which is net of a tax benefit of $21,896, respectively.

The weighted-average assumptions that were used to determine the Company’s benefit obligations as of the measurement date (December 31) are as follows:

	Pension Plan		SERP
	December 31,		December 31,
	2009	2008	2009	2008

Discount rate	6.00%	6.25%	4.75%	6.25%
Projected future salary increase	4.00%	4.00%	4.00%	4.00%

The components of the net periodic benefit cost are as follows:

	Pension Plan			SERP
	Years Ended December 31,			Years Ended December 31,
	2009	2008	2007	2009	2008	2007

Service cost	$2,749	$3,482	$5,897	$582	$583	$344
Interest cost	7,092	7,214	7,846	1,261	1,290	1,123
Expected return on plan assets	(6,377)	(9,915)	(9,570)	—	—	—
Recognized net initial (asset) obligation	(235)	(321)	(321)	—	—	31
Recognized prior service (credit) cost	(1,397)	(1,649)	(126)	908	927	1,468
Recognized actuarial loss	2,781	654	368	1,639	1,798	1,029
Curtailment gain	(1,573)	(1,836)	—	—	—	—

Net periodic cost (benefit)	3,040	(2,371)	4,094	4,390	4,598	3,995
Union plans	109	219	312	—	—	—
Other retirement plans	1,272	1,983	1,943	—	—	—

Total cost (benefit)	$4,421	$(169)	$6,349	$4,390	$4,598	$3,995

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ending December 31 are as follows:

	Pension Plan		SERP
	Years Ended		Years Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net actuarial (gain) loss	$(11,830)	$38,752	$1,542	$296
Recognized actuarial loss	(2,781)	(654)	(1,639)	(1,798)
Prior service cost	—	—	1,492	60
Recognized prior service credit (cost)	2,970	3,485	(908)	(927)
Recognized net initial asset (obligation)	235	321	—	—

Total recognized in other comprehensive income (before tax effects)	$(11,406)	$41,904	$487	$(2,369)

Total recognized in other comprehensive income, net of tax effects	$(6,693)	$24,472	$304	$(1,386)

Total recognized in net benefit cost and other comprehensive income (before tax effects)	$(8,366)	$39,533	$4,877	$2,229

Total recognized in net benefit cost and other comprehensive income, net of tax effects	$(4,894)	$23,127	$2,853	$1,304

Because the total unrecognized net actuarial loss for the defined benefit pension plan of $42.9 million exceeds the greater of 10% of the projected benefit obligation of $117.3 million or 10% of the plan assets ($88.3 million) at December 31, 2009, the excess will be amortized over the average expected future working lifetime of active plan participants, which was 11.77 years as of January 2009. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.

Because the total unrecognized net actuarial loss for the SERP of $11.0 million exceeds the greater of 10% of the projected benefit obligation of $24.1 million at December 31, 2009, the excess will be amortized over the average expected future working lifetime of active plan participants, which was 5.5 years as of January 1, 2009. Actual results for 2010 will depend on the 2010 actuarial valuation of the plan.

Amounts expected to be recognized in the net periodic benefit cost in 2010 are as follows:

	Pension
	Plan	SERP

Loss recognition	$2,645	$1,824
Prior service (credit) cost recognition	(1,339)	663

The weighted-average assumptions that were used to determine the Company’s net periodic benefit cost as of December 31 were as follows:

	Pension Plan			SERP
	Years Ended			Years Ended
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007

Discount rate	7.50 *%	6.00%	6.25%	6.25%	6.00%	6.25%
Expected asset return	8.50%	8.50%	8.50%	N/A %	N/A %	N/A %
Salary scale	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Average future working lifetime (in years)	11.77	11.90	11.38	5.50	6.50	8.59

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	The discount rate used in determining the Pension Plan’s net periodic benefit cost for the year ended December 31, 2009 was changed to 7.50% in May 2009 as a result of the aforementioned remeasurement of the Plan’s funded status during the second quarter of 2009. A discount rate of 6.25% was used in determining this Plan’s net periodic benefit cost for the first five months of 2009.

The change in the unrecognized net actuarial gain/loss is one measure of the degree to which important assumptions have coincided with actual experience. During 2009 the unrecognized net actuarial loss decreased by 12.3% for the defined benefit pension plan, and decreased by 0.5% for the SERP as compared to the projected benefit obligation as of December 31, 2008. The Company changes important assumptions whenever changing conditions warrant. The discount rate is typically changed at least annually and the expected long-term return on plan assets will typically be revised every three to five years, or as a result of changes in the target asset allocations. Other material assumptions include the compensation increase rates, rates of employee termination, and rates of participant mortality.

The discount rate assumption is tied to a long-term high quality bond index and is therefore subject to annual fluctuations. A lower discount rate increases the present value of the pension obligations, which results in higher pension expense. Each 0.25 percentage point change in the discount rate for the defined benefit pension plan would result in a change of approximately $5.0 million in the year-end projected pension benefit obligation and a change of approximately $0.2 million in the net periodic benefit cost. In addition, each 0.25 percentage point change in the discount rate for the SERP would result in a change of approximately $0.3 million in the year-end projected benefit obligation. This hypothetical change in the discount rate would not have a material effect on the net periodic benefit cost for the SERP in 2009.

The expected rate of return on plan assets for the defined benefit pension plan was determined based on historical and expected future returns of the various asset classes, using the target allocations described below. Each 0.25 percentage point change in the expected rate of return assumption would result in a change of approximately $0.2 million in net periodic benefit cost for 2009. Since the SERP is not funded, a change in the expected rate of return assumption would have no impact on the net periodic benefit cost for 2009.

The percentage of the fair value of total pension plan assets held by asset category as of December 31, 2009, 2008 and 2007 were as follows:

	December 31,
Asset Category	2009	2008	2007

Equity securities	66%	68%	79%
Fixed income securities	31	27	18
Other	3	5	3

Total	100%	100%	100%

During 2009, the Company modified its plan guidelines and investment strategy to reflect a long term duration portfolio strategy. The transition to a liability-driven investment strategy shall be achieved over a reasonable period of time through a monthly dollar-cost-averaging strategy.

The following information is based on the Company’s Pension Committee’s guidelines as of December 31, 2009:

The Company’s investment objective as it relates to pension plan assets is to obtain a reasonable rate of return, defined as income plus realized and unrealized capital gains and losses, commensurate with the Prudent Man Rule of the ERISA of 1974. The Company expects its investment managers who invest in equity funds to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index group by a minimum of 100 basis points per year over moving 3 and/or 5-year periods. The Company expects its investment managers

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

who invest in fixed income securities to produce a cumulative annualized total return net-of-fees that exceeds the appropriate broad market index by a minimum of 50 basis points per year over moving 3 and/or 5-year periods. The Company also expects its investment managers to maintain premium performance compared to a peer group of similarly oriented investment advisors.

In selecting equities for all funds traded on a U.S. stock exchange or otherwise available as ADRs (American Depository Receipts), the Company expects its investment managers to give emphasis to high-quality companies with proven management styles and records of growth, as well as sound financial structure. Domestic equity managers may invest in foreign securities in the form of ADRs; however, unless the Company approves, the manager may not exceed 20% of the equity market value of the account. Security selection and diversification is the sole responsibility of the portfolio manager, subject to: (i) a maximum 6% commitment of the total equity market value for an individual security; (ii) for funds benchmarked by the Russell 1000, Barra or S&P 500 indexes, 30% for a particular economic sector, utilizing the 15 S&P 500 economic sectors; and (iii) for funds benchmarked by the Russell 2000 index, a 40% maximum in any Russell 2000 Index major sector and no more than two times (2X) the weight of any major Russell 2000 Index industry weight.

Fixed income securities are limited to U.S. Treasury issues, Government Agencies, Mortgages or Corporate Bonds with ratings of B or better as rated by Moody’s or Standard and Poor’s. The overall weighted credit quality of the fixed income portfolio shall be no less than AA as judged by either Moody’s or Standard and Poor’s. The duration of the fixed income allocation shall be no less than that of the duration of the Barclay’s Capital U.S. Aggregate Index and shall not exceed the duration of the Barclays Capital long U.S. Government/Credit Index.

“Cash” shall be fully invested at all times in those short-term debt instruments with preservation of principle as the primary objective. The Company’s cash position is not to exceed 15% of the total market value of the Company’s portfolio and the portfolio is expected to maintain sufficient liquidity to meet pension benefit obligations.

The Company targets the plan’s asset allocation within the following ranges within each asset class:

Asset Classes	Ranges

Equities	55-65%
Large Cap	21-31%
Mid Cap	6-16%
Small Cap	7-17%
International	6-16%
Fixed Income	25-35%
Long Term Bonds	25-35%
Short Term Bonds	0-10%
Alternatives	5-15%

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

In addition, investment managers are prohibited from trading in certain investments and are further restricted as follows (unless specifically approved by the Company’s management as an exception):

•	Option trading is limited to writing covered options;

•	Letter stock;

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Bowne & Co., Inc. common stock;

•	Direct real estate or mortgages;

•	Security loans;

•	Manager portfolios may hold no greater than two times (2X) their respective index sector weights, up to a maximum of 30%;

•	No position greater than two (2) week’s average trading volume;

•	No more than 4.99% of the outstanding shares of any company may be owned in the portfolio; and

•	Unless authorized in specific manager guidelines, the separate account investment managers may not sell securities short, buy securities on margin, buy private or direct placements or restricted securities, borrow money or pledge assets, nor buy or sell commodities or annuities.

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

The following tables set forth by level, within the fair value hierarchy (as described in Note 3 to the Consolidated Financial Statements), the investments held by the Plan at fair value as of December 31, 2009:

	December 31, 2009
	Fair Value Measurements
	Total	Level 1	Level 2	Level 3

Common Stock	$58,191	$58,191	$—	$—
Mutual Funds	27,759	27,759	—	—
Collective Short-Term Investment Funds	2,254	—	2,254	—

Total investments at fair value	$88,204	$85,950	$2,254	$—

The common stock held by the Plan as of December 31, 2009 consists of diversified holdings that are made up of a variety of industry types including, but not limited to the following: (i) business products and services; (ii) retail goods; (iii) healthcare; (iii) technology; and (iv) financial services.

The investments included in the Fair Value Measurement table above reflect investments held by the Plan as of December 31, 2009, and do not include divided and interest receivables and pending investment purchases and sales. The Plan assets used in the calculation of the Plan’s unfunded status does include those assets and liabilities.

The Company expects the following benefit payments to be paid out of the plans for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009 and include estimated future employee service. Payments from the pension plan are made from plan assets, whereas payments from the SERP are made by the Company.

Year	Pension Plan	SERP

2010	$4,539	$318
2011	3,606	1,387
2012	7,150	3,303
2013	8,569	3,444
2014	6,455	5,300
2015 - 2019	42,909	14,301

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to contribute approximately $3.7 million to its defined benefit pension plan in 2010 and approximately $0.3 million to its supplemental retirement plan in 2010. Funding requirements for subsequent years are uncertain and will significantly depend on whether the plan’s actuary changes any assumptions used to calculate plan funding levels, the actual return on plan assets, changes in the employee groups covered by the plan, and any new legislative or regulatory changes affecting plan funding requirements. For tax planning, financial planning, cash flow management or cost reduction purposes the Company may increase, accelerate, decrease or delay contributions to the plan to the extent permitted by law.

Other Postretirement Benefit Plan

The Company has an unfunded postretirement benefit plan (“OPEB”) offered to certain non-union full-time employees in Canada. Prior to 2007, the cost for these benefits were not accounted for under the FASB standard regarding employers’ accounting for postretirement benefits other than pensions, but were instead expensed as incurred based on the premiums paid on behalf of retirees receiving benefits under the plan. As such, the plan expenses for 2007 include the recognition of prior-year expenses of approximately $351, in order to comply with the provision of the FASB standard regarding employer’s accounting for postretirement benefits other than pensions. The OPEB plan was amended in 2007, which resulted in the Company recognizing a curtailment gain of $1,704 for the year ended December 31, 2007.

Included in the Consolidated Balance Sheet as of December 31, 2009 and 2008 are $1,169 and $957, respectively, which represents the benefit obligations associated with the OPEB. The net cost (credit) for the OPEB included in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 amounted to $69, $74 and ($1,087), respectively. As previously discussed, the credit reflected in the Statement of Operations for 2007 related to the OPEB includes a curtailment gain and the recognition of prior-year expenses in order to comply with the provisions of the aforementioned FASB standard.

The amounts recognized in the balance sheet consist of:

	December 31,
	2009	2008

Current liabilities	$(64)	$(63)
Noncurrent liabilities	(1,105)	(894)

Net amount	$(1,169)	$(957)

As of December 31, 2009 and 2008, the net amount included in accumulated other comprehensive (loss) income in stockholders’ equity related to the OPEB was ($40) which is net of a tax benefit of ($22), and ($62) which is net of a tax benefit of ($40).

The components of the net periodic postretirement benefit cost related to the OPEB would have been as follows if the OPEB was accounted for in compliance with the FASB standard for all periods presented:

	Years Ended December 31,
	2009	2008	2007

Service cost	$1	$7	$131
Interest cost	68	67	135

Net periodic cost of defined benefit plans	$69	$74	$266

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the projected benefit obligation and funded status of the OPEB plan are as follows:

	December 31,
Change in Benefit Obligation	2009	2008

Projected benefit obligation at beginning of year	$957	$1,378
Service cost	1	7
Interest cost	68	67
Prior service cost	—	—
Actuarial loss (gain)	51	(153)
Benefits paid	(78)	(76)
Foreign currency effects	170	(266)

Projected benefit obligation at end of period	$1,169	$957

The accumulated postretirement benefit obligation was determined using a weighted average discount rate of 6.25% in 2009 and 6.75% in 2008. The net periodic benefit cost was determined using a weighted average discount rate of 6.75% for 2009, 5.5% for 2008 and 5.0% for 2007.

The health care cost trend rates are anticipated to increase by 12.0% in 2010 for benefit coverage under the OPEB. The increase is expected to gradually decline by 0.5% thereafter until stabilizing at 8.50% in 2017. The health care cost trend rate assumptions could impact the amounts reported. A 1.0% increase/(decrease) in the health care cost trend rate in 2009 would increase/(decrease) the year-end projected benefit obligation by approximately $130 and ($112), respectively. This hypothetical increase/(decrease) in the health care cost trend rates would not have a material effect on the net periodic benefit cost for the OPEB in 2009.

The Company expects the following benefit payments to be paid out of the plan for the years indicated. The expected benefits are based on the same assumptions used to measure the Company’s benefit obligation at December 31, 2009, and include estimated future employee service. Payments for the OPEB plan are made by the Company.

Year

2010	$66
2011	69
2012	75
2013	79
2014	88
2015 - 2019	483

Defined Contribution Plans

The Company has a 401(k) Savings Plan (the “401(k)”) which substantially all of the Company’s domestic eligible non-union employees can participate in. The 401(k) is subject to the provisions of the ERISA Act of 1974. Prior to January 1, 2009 the Company matched 100% of the first 3% of the participant’s compensation contributed to the 401(k), plus 50% of the next 2% of compensation contributed to the 401(k) for all periods presented. As discussed in more detail in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company suspended its matching contribution to the 401(k) effective January 1, 2009 as a result of the Company’s cost savings initiatives to mitigate the effect of the recent economic crisis.

Amounts charged to income for the 401(k), representing the Company’s matching contributions, were $6,992 and $5,680 for the years ended December 31, 2008 and 2007, respectively. Participants in the 401(k) can elect to invest contributions in the Company’s common stock. The 401(k) acquired 1,518,135, 314,486, and 56,800 shares

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the common stock of the Company during 2009, 2008 and 2007, respectively. The 401(k) held 1,225,948, 870,415 and 687,113 shares of the Company’s common stock at December 31, 2009, 2008 and 2007, respectively. The shares held by the 401(k) are considered outstanding in computing the Company’s basic earnings per share and dividends paid to the 401(k) are charged to retained earnings.

Health Plan

The Company maintains a voluntary employee benefit health and welfare plan (the “Plan”) covering substantially all of its non-union employees. The Company funds disbursements as incurred. At December 31, 2009 and 2008, accrued expenses for Plan participants’ incurred but not reported claims were $2,523 and $1,986, respectively. Plan expenses were $21,557, $18,513 and $18,207 for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 14 —	Deferred Employee Compensation

Liabilities for deferred employee compensation consist of the following:

	December 31,
	2009	2008

Pension and other retirement costs, long-term	$30,136	$43,270
Supplemental retirement, long-term	23,804	19,266
Deferred compensation and other long-term benefits	13,003	13,332

	$66,943	$75,868

Long Term Incentive Plan (2009)

The Company’s Board of Directors approved a Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved related to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. The total estimated compensation expense that can be recognized related to the 2009 LTIP is $0 to approximately $11.5 million, depending on the level of performance achieved during the remaining performance cycle. Amounts earned under the 2009 LTIP, if any, will be paid in cash in March 2012. The Company has not accrued compensation expense under the 2009 LTIP for the year ended December 31, 2009 since the entry level of performance was not reached based on the 2009 results of operations.

Note 15 —	Other Income (expense)

The components of other income (expense) are summarized as follows:

	Years Ended December 31,
	2009	2008	2007

Interest income	$424	$1,748	$2,775
Foreign currency (loss) gain	(2,366)	2,822	(1,526)
Other (expense) income	(643)	991	(122)

Total other (expense) income	$(2,585)	$5,561	$1,127

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Commitments and Contingencies

Lease commitments

The Company and its subsidiaries occupy premises and utilize equipment under leases which are classified as operating leases and expire at various dates to 2026. Many of the leases provide for payment of certain expenses and contain renewal and purchase options. The Company also has equipment financed under capital leases which are described in Note 12 to the Consolidated Financial Statements.

Rent expense relating to premises and equipment amounted to $35,420, $38,180 and $34,031 for the years ended December 31, 2009, 2008 and 2007, respectively. Also included in these figures is rent expense from short-term leases. The minimum annual commitments under non-cancelable leases and other operating arrangements are summarized as follows:

2010	$32,980
2011	26,855
2012	21,614
2013	18,801
2014	14,125
2015 - 2026	77,202

Total	$191,577

Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $8.8 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Purchase Commitments

The Company has entered into service agreements with vendors to outsource certain services. The terms of the agreements run through 2014, with minimum annual purchase commitments of $21,866 in 2010, $22,712 in 2011, $10,890 in 2012, $6,157 in 2013 and $4,759 in 2014.

Contingencies

The Company is involved in certain litigation in the ordinary course of business and believes that the various asserted claims and litigation would not materially affect its financial position, operating results or cash flows.

Note 17 —	Stockholders’ Equity

In August 2009, the Company completed a public equity offering of 12.1 million shares of its common stock at an offering price of $5.96 per share. The net proceeds from the equity offering were approximately $67.8 million, which is net of issuance costs of $4.1 million. The net proceeds from the equity offering were used to repay the Company’s $24.2 million term loans in their entirety, and repay a portion of the Company’s borrowings under its revolving credit facility. The 12.1 million shares issued in accordance with this equity offering were reissued from the Company’s treasury stock.

The Company instituted a share repurchase program in December 2004 that was completed in December 31, 2007. From December 2004 through December 2007, the Company effected the repurchase of approximately 12.9 million shares of its common stock at an average price of $15.18 per share for an aggregate purchase price of approximately $196.3 million in accordance with the share repurchase program. During the year ended December 31, 2007, the Company repurchased approximately 3.1 million shares of its common stock for approximately

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$51.7 million (an average price of $16.52 per share).There were no repurchases of the Company’s common stock by the Company in 2009 and 2008.

Note 18 —	Stock Option Plans

The Company has two stock incentive plans, a 1999 Plan (which was amended in May 2006) and a 2000 Plan. The 1999 Plan was approved by shareholders. The 2000 Plan did not require shareholder approval.

The 1999 Incentive Compensation Plan was amended in 2006. As a result of the amendment, the shares reserved for equity awards under the 1999 Amended Plan were increased by 3,000,000 shares to 7,827,500 shares. The 1999 Amended Plan also eliminated the 300,000 limit on the number of shares reserved under the Plan for the issuance of awards other than stock options and stock appreciation rights (“SARs”). The 1999 Amended Plan provides for the granting of stock awards to officers, key employees, non-employee directors, and others who provide substantial services to the Company, at a price not less than the fair market value on the date the award is granted. According to the 1999 Amended Plan, the grant of equity awards was counted under a “fungible pool” approach, under which grants of stock options continue to count as one share, and the issuance of a share of stock pursuant to the grant of an award other than an option or SAR counted as 2.25 shares. In May 2009, the 1999 Plan was amended to increase the available share reserve by 1.5 million shares and eliminate the fungible pool approach previously used for counting grants under the plan, among other things, which is discussed in more detail in the Company’s definitive proxy statement dated April 15, 2009. The Company’s 2000 Incentive Compensation Plan provides for the granting of options to purchase 3,000,000 shares to key employees and others who provide substantial services to the Company, also at a price not less than the fair market value on the date each option is granted.

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

The following table summarizes the number of securities to be issued upon exercise of outstanding options, vesting of restricted stock and restricted stock units and conversion of deferred stock units into shares of stock, and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the number of securities remaining available for future issuance under the Company’s plans as of December 31, 2009:

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of
	Exercise/Conversion	Outstanding Options

Plan approved by shareholders (1999 Plan):
Stock options	1,699,401	$9.02
Restricted stock and restricted stock units	239,000		(a)
Deferred stock units	421,290		(a)
Plan not approved by shareholders (2000 Plan):
Stock options	372,100	$6.66
Deferred stock units	387,396		(a)

Total	3,119,187

(a)	Not applicable

There were no SARs or LSARs outstanding as of December 31, 2009.

The number of securities remaining available for future issuance as of December 31, 2009 is as follows:

Plans approved by shareholders (1999 Plan)	1,119,793
Plan not approved by shareholders (2000 Plan)	209,413

Total	1,329,206

The details of the stock option activity for the year ended December 31, 2009 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2009	2,645,301	$10.94
Granted	429,000	$5.73
Exercised	—	$—
Cancellations/Forfeitures	(1,002,800)	$13.55

Outstanding as of December 31, 2009	2,071,501	$8.59	$2,369
Exercisable as of December 31, 2009	1,107,001	$11.77	$481

There were no stock options exercised during the year ended December 31, 2009. The total intrinsic value of the options exercised during the years ended December 31, 2008 and 2007 were $217 and $4,253, respectively. The amount of cash received from the exercise of stock options was $766 and $11,714 for the years ended December 31, 2008 and 2007, respectively. The tax benefit recognized related to compensation expense for stock options amounted to $208, $71 and $66 for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $74 and $1,626 for the years ended December 31, 2008 and 2007, respectively. The FASB standard regarding share-based payments requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. This treatment resulted in cash flows from financing activities of $11 and $667 for the years ended December 31, 2008 and 2007, respectively.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning outstanding and exercisable stock option awards as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$1.49 - $10.31	1,293,895	6 years	$5.29	342,145	$6.64
$10.32 - $11.99	42,732	3 years	$10.69	42,732	$10.69
$12.00 - $14.00	473,789	2 years	$13.62	472,289	$13.62
$14.01 - $15.77	227,165	4 years	$15.19	218,415	$15.20
$15.78 - $19.72	33,920	6 years	$17.53	31,420	$17.58

	2,071,501	4 years	$8.59	1,107,001	$11.77

The following table summarizes information about nonvested stock option awards as of December 31, 2009:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2009	1,029,625	$2.52
Granted	429,000	$2.90
Vested	(205,375)	$2.09
Forfeited	(288,750)	$4.27

Nonvested stock options as of December 31, 2009	964,500	$2.26

During 2009, certain executive officers of the Company voluntarily surrendered 794,500 outstanding stock options with an exercise price that ranged from $10.58 to $15.75 per share. Included in the stock options that were voluntarily surrendered was 204,000 options that were nonvested. The Company recognized approximately $457 of compensation expense in March 2009 related to the accelerated vesting of the nonvested potion of the voluntarily surrendered stock options. No additional compensation was provided to these officers in return for surrendering these stock options.

The Company recorded compensation expense related to stock options of $1,178, $839 and $1,272 for the years ended December 31, 2009, 2008 and 2007, respectively, which is included in selling and administrative expenses in the Consolidated Statement of Operations. As of December 31, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.6 years. Total compensation expense recognized related to stock options that vested during the years ended December 31, 2009, 2008 and 2007 amounted to $832, $221 and $536, respectively. The assumptions and fair values used in the calculation of stock options granted during the years ended December 31, 2009, 2008 and 2007 are discussed in Note 1 to the Consolidated Financial Statements.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances, and are included as shares outstanding in computing the Company’s basic and diluted earnings (loss) per share. At December 31, 2009 and 2008, the amounts included in stockholders’ equity for these

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units were $6,241 and $6,068, respectively. At December 31, 2009 and 2008, there were 648,399 and 557,652 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash or a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,874 and $2,178 as of December 31, 2009 and 2008, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of December 31, 2009 and 2008, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of December 31, 2009 and 2008, there were 160,287 and 178,747 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $548, $1,164 and $1,019 for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock and Restricted Stock Units (excluding awards under the Equity Incentive Plans)

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock and restricted stock units (“RSUs”). The awards have various vesting conditions and are subject to certain terms and restrictions in accordance with the agreements. The fair value of the awards is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

As of December 31, 2009, there were 239,000 total RSUs outstanding, which included 209,625 nonvested RSUs and 29,375 vested but unissued RSUs. The vested RSUs will be issued upon the earliest of either the vesting of the final tranche of each grant or upon the employee’s termination of employment. As of December 31, 2008, there were 136,000 total restricted stock and RSUs outstanding, all of which were nonvested.

A summary of the restricted stock activity for 2009 is presented below:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value

Nonvested restricted stock and RSUs as of January 1, 2009	136,000	$13.47
Granted	121,500	$6.52
Vested	(41,500)	$13.80
Forfeited	(6,375)	$12.77

Nonvested restricted stock and RSUs as of December 31, 2009	209,625	$9.39

Compensation expense related to these awards amounted to $543, $883 and $410 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, unrecognized compensation expense related to these awards amounted to $1,187, which will be recognized over a weighted-average period of 1.6 years.

Long-Term Equity Incentive Plan (2006 to 2008)

As discussed in further detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, the Company’s Board of Directors approved a Long-

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Equity Incentive Plan (“LTEIP”) which became effective retroactive to January 1, 2006 upon the approval of the 1999 Amended Incentive Compensation Plan on May 25, 2006. In accordance with the 1999 Amended Incentive Plan, certain officers and key employees were granted RSUs at a target level based on certain criteria. The actual amount of RSUs earned was based on the level of performance achieved relative to established goals for the three-year performance cycle beginning January 1, 2006 through December 31, 2008 and ranged from 0% to 200% of the target RSUs granted. The performance goal was based on the average return on invested capital (“ROIC”) for the three-year performance cycle. The LTEIP provided for accelerated payout if the maximum average ROIC performance target was attained within the initial two years of the three-year performance cycle. The maximum average ROIC performance target was attained in 2007 and, as a result, the Company recognized compensation expense reflecting the accelerated payout at 200%. There was no compensation expense related to the LTEIP during the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the Company recorded compensation expense related to the LTEIP of $1,122 and $11,238, respectively. The compensation expense recognized under the LTEIP for the year ended December 31, 2008, represented the remaining compensation to be vested through the payment date of the awards, which occurred in March 2008 based on the 2007 results of operations. The total amount of shares awarded in March 2008 related to the settlement of the LTEIP was approximately 938,000.

Equity Incentive Plan (2008)

As discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2008, in April 2008 the Company’s Compensation and Management Development Committee of the Board of Directors approved the 2008 Equity Incentive Plan (“EIP”). In accordance with the EIP, certain officers and key employees were granted 209,000 RSUs at a target level during 2008. The actual amount of RSUs to be earned was based on the level of performance achieved relative to established goals for the one-year performance period beginning January 1, 2008 through December 31, 2008 and ranged from 0% to 200% of the target RSUs granted. The performance goal was based on the Company’s ROIC for the one-year performance period. In December 2008, these awards were cancelled as the Company determined that the performance level for payout under the plan had not been met. As such, there is no compensation expense recognized under this plan for the years ended December 31, 2009 and 2008, respectively.

Note 19 —	Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are summarized as follows:

	December 31,
	2009	2008	2007

Foreign currency translation adjustment	$5,644	$(1,925)	$9,863
Pension liability adjustment (net of tax effect)	(25,078)	(31,445)	(8,445)
Unrealized losses on marketable securities (net of tax effect)	(140)	(129)	(24)

	$(19,574)	$(33,499)	$1,394

Note 20 —	Segment Information and Other Enterprise-Wide Disclosures

The Company has one reportable segment, which is consistent with the way the Company is structured and managed.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information about the Company’s revenue, which is principally based on the location of the selling organization, and long-lived assets, is presented below:

	Years Ended December 31,
	2009	2008	2007

Revenue by source:
United States	$563,586	$618,709	$658,158
Canada	50,150	63,021	82,736
Other international, primarily Europe and Asia	62,061	84,915	109,723

	$675,797	$766,645	$850,617

	December 31,
	2009	2008

Long-lived assets, net:
United States	$205,615	$220,933
Canada	7,394	7,414
Other international, primarily Europe and Asia	6,177	5,581

	$219,186	$233,928

Note 21 —	Subsequent Event

On February 23, 2010, Bowne & Co., Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement has been approved by the Boards of Directors of the parties to the Merger Agreement. The Merger Agreement contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the Merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of $60 million, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

Consummation of the Merger is subject to various customary conditions, including approval of the Merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the Merger.

The Merger Agreement contains certain termination rights for both the Company and R.R. Donnelley and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be obligated to pay R.R. Donnelley a termination fee of $14.5 million. In addition, in the event that the Merger Agreement is terminated in certain circumstances involving a failure to obtain antitrust approval, R.R. Donnelley will be obligated to pay the Company a termination fee of $20.0 million plus up to $2.5 million of legal expenses.

BOWNE & CO., INC. AND SUBSIDIARIES

SUMMARY OF QUARTERLY DATA
(In thousands, except share and per share information, unaudited)

A summary of quarterly financial information for the years ended December 31, 2009 and 2008 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2009
Revenue	$169,105	$188,976	$148,763	$168,953	$675,797
Operating (loss) income	(2,403)	26	(7,986)	(893)	(11,256)
Loss from continuing operations before income taxes	(2,527)	(3,358)	(11,585)	(3,293)	(20,763)
Income tax benefit (expense)	659	(375)	4,163	(788)	3,659

Loss from continuing operations	(1,868)	(3,733)	(7,422)	(4,081)	(17,104)
(Loss) income from discontinued operations, net of tax	(92)	(79)	(51)	736	514

Net loss	$(1,960)	$(3,812)	$(7,473)	$(3,345)	$(16,590)

Loss per share from continuing operations:
Basic	$(0.07)	$(0.13)	$(0.21)	$(0.10)	$(0.52)
Diluted	$(0.07)	$(0.13)	$(0.21)	$(0.10)	$(0.52)
(Loss) earnings per share from discontinued operations:
Basic	$(0.00)	$(0.00)	$(0.00)	$0.02	$0.02
Diluted	$(0.00)	$(0.00)	$(0.00)	$0.02	$0.02
Total loss per share:
Basic	$(0.07)	$(0.13)	$(0.21)	$(0.08)	$(0.50)
Diluted	$(0.07)	$(0.13)	$(0.21)	$(0.08)	$(0.50)
Average shares outstanding:
Basic	27,853	28,512	35,020	40,925	33,019
Diluted	27,853	28,512	35,020	40,925	33,019

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year

Year Ended December 31, 2008
Revenue	$208,767	$237,008	$163,956	$156,914	$766,645
Operating income (loss)	2,869	4,134	(24,356)	(21,849)	(39,202)
Income (loss) from continuing operations before income taxes	1,352	2,937	(26,084)	(20,341)	(42,136)
Income tax (expense) benefit	(64)	(1,361)	8,356	4,797	11,728

Income (loss) from continuing operations	1,288	1,576	(17,728)	(15,544)	(30,408)
(Loss) income from discontinued operations, net of tax	(578)	(285)	6,084	498	5,719

Net income (loss)	$710	$1,291	$(11,644)	$(15,046)	$(24,689)

Earnings (loss) per share from continuing operations:
Basic	$0.05	$0.06	$(0.62)	$(0.54)	$(1.07)
Diluted	$0.04	$0.05	$(0.62)	$(0.54)	$(1.07)
(Loss) earnings per share from discontinued operations:
Basic	$(0.02)	$(0.01)	$0.21	$0.02	$0.20
Diluted	$(0.02)	$(0.01)	$0.21	$0.02	$0.20
Total earnings (loss) per share:
Basic	$0.03	$0.05	$(0.41)	$(0.52)	$(0.87)
Diluted	$0.02	$0.04	$(0.41)	$(0.52)	$(0.87)
Average shares outstanding:
Basic	28,059	28,556	28,632	28,667	28,484
Diluted	28,827	28,841	28,632	28,667	28,484

Earnings (loss) per share amounts for each quarter are required to be computed independently, and may not equal the amount computed for the full year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2009, there were no disagreements with the Company’s independent public accountants on accounting procedures or accounting and financial disclosures. As discussed in the Company’s Form 8-K dated June 15, 2009, the Company’s Audit Committee notified KPMG LLP that they would no longer be engaged as Bowne’s principal independent accountants for the Registrant. On June 15, 2009, the Audit Committee of the Company’s Board of Directors recommended, and the Company approved, the decision to engage Crowe Horwath LLP as its new principal independent accountants for the Registrant for 2009.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed or submitted under the Exchange Act has been made known to them in a timely fashion. The Company believes that the financial statements included in this 10-K for the year ended December 31, 2009 fairly present the financial condition and results of operations for the periods presented.

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

The Company’s management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of the Company’s internal control over financial reporting. As a result of this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Crowe Horwath LLP, an independent registered public accounting firm that audited our consolidated financial statements as of and for the year ended December 31, 2009 included in this annual report on Form 10-K, has issued an attestation report on Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2009, dated March 2, 2010.

(c) Changes in Internal Control Over Financial Reporting.  There have not been any significant changes in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter or for the year ended December 31, 2009 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON INTERNAL CONTROL

We have audited Bowne & Co., Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bowne & Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bowne & Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bowne & Co., Inc. and subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended and our report dated March 2, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  CROWE HORWATH LLP

New York, New York
March 2, 2010

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 regarding the Company’s directors is incorporated herein by reference from the information provided under the heading “Election of Directors” of the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010.

The information required by this Item 10 with respect to the Company’s executive officers appears as a Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

The information required by this Item 10 with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information provided under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement anticipated to be dated April 15, 2010.

The information required by this Item 10 with respect to the Company’s Audit Committee is incorporated herein by reference to the information provided under the heading “Committees of the Board” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010.

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

The Company has submitted to the New York Stock Exchange the annual CEO certification required by the rules of the New York Stock Exchange. The Company also submitted to the SEC all certifications required under Section 302 and 906 of the Sarbanes-Oxley Act as exhibits to its Form 10-Qs and Form 10-K for fiscal year 2009.

Item 11.	Executive Compensation

Reference is made to the information set forth under the caption “Compensation Discussion and Analysis” appearing in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Reference is made to the information contained under the captions “Ownership of the Common Stock” and “Compensation Discussion and Analysis” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010, which information is incorporated herein by reference. Reference is also made to the information pertaining to the Company’s equity compensation plans contained in Note 18 to the Consolidated Financial Statements included in Item 8 herein.

Item 13.	Certain Relationships and Related Transactions

Reference is made to the information contained under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 regarding the Company’s principal accounting fees and services is incorporated herein by reference to the information provided under the heading “Audit Services and Fees” in the Company’s definitive Proxy Statement anticipated to be dated April 15, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements:

(2) Financial Statement Schedule — Years Ended December 31, 2009, 2008 and 2007

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable

(3) Exhibits:

Exhibit
Number		Description

2.1	—	Agreement and Plan of Merger, among Bowne & Co., Inc., R.R. Donnelley & Sons Company and Snoopy Acquisition, Inc., dated February 23, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated February 23, 2010)
3.1	—	Certificate of Incorporation (incorporated by reference to Exhibit 3 to the Company’s current report on Form 8-K dated June 23, 1998)
3.2	—	Certificate of Designations (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K dated June 23, 1998)
3.5	—	Bylaws, as amended March 5, 2009 (incorporated by reference to Exhibit 3.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
4.1	—	Rights Agreement dated June 19, 1998 (incorporated by reference to Exhibit 5 to the Company’s current report on Form 8-K dated June 23, 1998)
4.2	—	Indenture, dated as of September 24, 2003 among Bowne & Co., Inc. and the Bank of New York as Trustee (incorporated by reference to Exhibit 4.2 to Bowne & Co., Inc.’s Registration Statement on Form S-3 filed on October 17, 2003, File No. 333-109810)

Exhibit
Number		Description

4.3	—	First Supplemental Indenture, dated as of August 19, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on August 21, 2008)
4.4	—	Second Supplemental Indenture, dated as of September 18, 2008 among Bowne & Co., Inc. and the Bank of New York Mellon as Trustee (incorporated by reference to Exhibit 4.1 to Bowne & Co., Inc.’s Form 8-K filed on September 19, 2008)
10.1	—	1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.2	—	Supplemental Executive Retirement Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.3	—	Form of Termination Protection Agreement for selected key employees providing for a possible change in ownership or control of the Company as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.4	—	2000 Stock Incentive Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.5	—	Long-Term Performance Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.6	—	Deferred Award Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.7	—	Stock Plan for Directors as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.8	—	Base Salaries and Other Compensation of Named Executive Officers of the Registrant (incorporated by reference to Exhibit 10.16 in the Company’s annual report on Form 10-K for the year ended December 31, 2004)
10.9	—	Amended And Restated Credit Agreement, dated as of March 31, 2009 (incorporated by reference to Exhibit 10.1 in the Company’s current report on Form 8-K dated March 31, 2009)
10.11		First Amendment to the Amended and Restated Credit Agreement, dated as of October 19, 2009 (incorporated by reference to Exhibit 10.1 in the Company’s current report on Form 8-K dated October 19, 2009)
10.12	—	Form of Stock Option Agreement under the 1999 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.10 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.13	—	Form of Stock Option Agreement under the 2000 Amended and Restated Incentive Compensation Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.14	—	Form of Restricted Stock Agreement under the 1999 Incentive Compensation Plan as amended and restated (incorporated by reference to Exhibit 10.27 in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004)
10.15	—	Form of Restricted Stock Unit Agreement under the 1999 Incentive Compensation Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)

Exhibit
Number		Description

10.16	—	Lease agreement between New Water Street Corp. and Bowne & Co. Inc. dated February 25, 2005 relating to the lease of office space at 55 Water Street, New York, New York (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K dated February 28, 2005)
10.17	—	Lease agreement between The London Wall Limited Partnership and Bowne & Co. Inc. dated February 8, 2006 relating to the lease of office space at 1 London Wall, London (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K dated February 9, 2006)
10.18	—	Form of Long-Term Equity Incentive Award Agreement as amended and restated effective December 31, 2008 under the 1999 Amended and Restated Incentive Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.19	—	Deferred Sales Compensation Plan as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.20	—	Consulting agreement dated December 18, 2008, between the Company and Carl J. Crosetto (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
10.21	—	Form of 2009 Long-Term Incentive Plan agreement (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended December 31, 2008)
16.1	—	Letter from KPMG LLP to the Securities and Exchange Commission dated June 19, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K dated June 15, 2009)
21	—	Subsidiaries of the Company
23.1	—	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm
23.2	—	Consent of KPMG LLP, Independent Registered Public Accounting Firm
24	—	Powers of Attorney
31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language):(i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: March 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board and Chief Executive Officer	March 2, 2010

/s/ John J. Walker (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2010

/s/ Richard Bambach, Jr. (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	March 2, 2010

/s/ Carl J. Crosetto (Carl J. Crosetto)	Director	March 2, 2010

/s/ Douglas B. Fox (Douglas B. Fox)	Director	March 2, 2010

/s/ Marcia J. Hooper (Marcia J. Hooper)	Director	March 2, 2010

/s/ Philip E. Kucera (Philip E. Kucera)	Director	March 2, 2010

/s/ Stephen V. Murphy (Stephen V. Murphy)	Director	March 2, 2010

Signature	Title	Date

/s/ Gloria M. Portela (Gloria M. Portela)	Director	March 2, 2010

/s/ H. Marshall Schwarz (H. Marshall Schwarz)	Director	March 2, 2010

/s/ Lisa A. Stanley (Lisa A. Stanley)	Director	March 2, 2010

/s/ Vincent Tese (Vincent Tese)	Director	March 2, 2010

/s/ Richard R. West (Richard R. West)	Director	March 2, 2010

BOWNE & CO., INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and	(Deductions)/	End of
Description	Period	Expenses	Additions	Period
	(In thousands)

Allowance for doubtful accounts and sales credits:
Year Ended December 31, 2009	$5,178	$9,601	$(10,225)	$4,554
Year Ended December 31, 2008	$4,302	$13,571	$(12,695)	$5,178
Year Ended December 31, 2007	$6,431	$13,239	$(15,368)	$4,302

S-1