Form 10-K/A
period 2009-12-31
BOWNE & CO INC
filed 2010-04-20
CIK 13610

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), which was filed with the Securities and Exchange Commission on March 2, 2010 is to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. Because of our pending merger with R.R. Donnelley & Sons Company (“R.R. Donnelley”), we have postponed our annual meeting of stockholders. If our merger with R.R. Donnelley closes in the interim, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of R.R. Donnelley. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. The reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Information relating to our Directors is set forth below.

Carl J. Crosetto (Age 61)
Sales and marketing consultant, President, CBC Consulting, Inc., previously Managing Director of GSC Group from January 2004 to December 2009. Mr. Crosetto was President of Bowne & Co., Inc (the “Company”) from December 2000 to December 2003. Previously he was Executive Vice President of the Company from December 1998, Senior Vice President of the Company from May 1998, and formerly President of a Company subsidiary, Bowne International L.L.C. He is also a director of Speedflex Asia Ltd. He was first elected to the Company’s Board of Directors in 2000 and is a Class II director. His term will expire in 2010.

Douglas B. Fox (Age 62)
Management consultant and private investor. Mr. Fox is President and Chief Executive Officer of Renaissance Brands Ltd. and a director of Hunter Fan Company, Allant, Microban International, Totes International, Inc. and Young America, Inc. Previously he was Senior Vice President of Marketing and Strategy, Compaq Computer Corporation and Chief Marketing Officer and Senior Vice President of Marketing, International Paper Co. He was first elected to the Company’s Board of Directors in 2001 and is a Class II director. His term will expire in 2010.

Marcia J. Hooper (Age 55)
Management consultant and private investor, President of HooperLewis, LLC. General Partner of Castile Ventures from 2002 to 2007. Previously, she was a partner of Advent International from 1996 to 2002, general partner of Viking Capital from 1994 to 1996, general partner of Ampersand Ventures/Paine Webber Ventures from 1985 to 1993, and a regional marketing support representative for IBM Corporation from 1979 to 1983. Ms. Hooper also currently serves as a director of AumniData, Hangout Industries, Visual IO and Isis Biopolymer. She sits on the Advisory Board of Gridley & Company. She serves in a number of advisory and fundraising capacities for Brown University. She was first elected to the Company’s Board of Directors in 2006 and is a Class I director. Her term will expire in 2010.

Philip E. Kucera (Age 68)
Retired as Chairman and Chief Executive Officer of the Company on December 31, 2006 after serving as Chairman and Chief Executive Officer and a director from May 2005 to his retirement. Mr. Kucera served as Chief Executive Officer and a director from October 2004 to May 2005. He served as Interim Chief Executive Officer and a director of the Company from May 2004 to October 2004. Mr. Kucera served as the Company’s Senior Vice President and General Counsel from November 1998 to May 2004. Prior to joining Bowne, he was Deputy General Counsel and Assistant Secretary for The Times Mirror Company, where he served in various positions for 26 years. He was first elected to the Company’s Board of Directors in 2004 and is a Class III director. His term will expire in 2011.

Stephen V. Murphy (Age 64)
President of S.V. Murphy Co., Inc. Previously, he served as Managing Director in the Investment Banking Department of Merrill Lynch Capital Markets and for The First Boston Corporation in a number of positions, including Managing Director in its Corporate Finance Department. Mr. Murphy also serves as a director of The First of Long Island Corporation, The First National Bank of Long Island, Excelsior Venture Partners, Excelsior Directional Hedge Fund of Funds, Inc., Holborn Corporation, Abilities!, Peoples’ Symphony Concerts, and Locust Valley Cemetery Association. He was first elected to the Company’s Board of Directors in 2006 and is a Class I director. His term will expire in 2012.

Gloria M. Portela (Age 56) Attorney and mediator. Senior Counsel of Seyfarth Shaw LLP since January 2003. Previously Ms. Portela was a Partner of Seyfarth Shaw from 1994. She is a director of the Houston Grand Opera. She was first elected to the Company’s Board of Directors in 2002 and is a Class I director. Her term will expire in 2012.

H. Marshall Schwarz (Age 73)
Retired Chairman of the Board and CEO of U.S. Trust Corporation. Mr. Schwarz is Chairman of the Company’s Executive Committee. He was first elected to the Company’s Board of Directors in 1986. He is a Class III director and serves as Presiding Director. His term will expire in 2011.

David J. Shea (Age 54)
Chairman and Chief Executive Officer of the Company since November 19, 2007. Previously, Mr. Shea was Chairman, Chief Executive Officer and President of the Company from December 31, 2006 to November 19, 2007. He also served as President and Chief Operating Officer and a director of the Company since October 2004 and President and a director of the Company from August 2004. Mr. Shea formerly served as Senior Vice President of the Company and Senior Vice President and Chief Executive Officer, Bowne Business Solutions and Bowne Enterprise Solutions from November 2003. He joined the Company in July 1998 as Executive Vice President of Bowne Business Solutions. He was first elected to the Company’s Board of Directors in 2004 and is a Class III director. His term will expire in 2011.

Lisa A. Stanley (Age 53)
Financial planning consultant. Ms. Stanley is also a Trustee and Vice President of Town Creek Foundation, Inc. She was first elected to the Company’s Board of Directors in 1998 and is a Class II director. Her term will expire in 2010.

Vincent Tese (Age 67)
Chairman of Premier American Bank. Mr. Tese is also Chairman of Wireless Cable International and Cablevision Systems Corporation, GGCP, Inc., ICE US Trust, Madison Square Garden and Retail Opportunity Investment Corp., a director of Custodial Trust Company, Cablevision, Inc., Mack-Cali Realty Corporation and IntercontinentalExchange, Inc. In addition, he is a trustee of the New York Presbyterian Hospital, and New York University School of Law. He was first elected to the Company’s Board of Directors in 1996 and is a Class I director. His term will expire in 2012.

Richard R. West (Age 72)
Consultant. Dean Emeritus, Stern School of Business, New York University. Mr. West is also a trustee or director of Vornado Realty Trust, Alexander’s Inc., and several investment companies advised by BlackRock Advisors or its affiliates. He was first elected to the Company’s Board of Directors in 1994 and is a Class I director. His term will expire in 2012.

Periodically throughout the year, the Board of Directors and its standing committees meet to direct and oversee management of the Company. The Board of Directors held six meetings during 2009. In addition, the committees of the Board met a total of 18 times and took action without formal meetings by written consents when appropriate.

Board members also share information and exchange views with the Chairman and with each other informally and in executive sessions of non-management directors and separate executive sessions of independent directors following Board meetings on matters that concern the Company and its stockholders. Mr. Schwarz, the Company’s Presiding Director, chairs these executive sessions.

During fiscal year 2009 each member of the Board of Directors participated in at least 75% of the Board of Director and committee meetings which he or she was entitled to attend. The Company’s corporate governance guidelines state that directors are expected to attend the Annual Meeting of Stockholders. All of the directors attended the previous year’s Annual Meeting of Stockholders.

Board Composition

The Board of Directors seeks to ensure that the Board is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight responsibilities effectively.

How Directors are Chosen

The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for assisting the Board in identifying individuals qualified to become Board members and recommending director nominees to the Board for each annual or special meeting of stockholders. It is the Nominating Committee’s policy to consider candidates recommended by stockholders, Company management, other Board members or any interested person. The same criteria the Nominating Committee uses for evaluating director nominees will be used to evaluate candidates recommended by stockholders.

The Nominating Committee considers the qualifications of candidates based upon its charter and the Company’s corporate governance guidelines. The Nominating Committee selects individuals as director nominees who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who would be most effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the stockholders, and all other factors it considers appropriate. In accordance with the Corporate Governance Guidelines adopted by the Board of Directors the Nominating Committee also considers diversity in identifying and selecting nominees for director. The Nominating Committee views diversity broadly to include race, gender and national origin as well as differences of viewpoint, professional experience, financial, business, academic, public sector and other expertise, education, skill and other individual qualities and attributes that contribute to board heterogeneity. The Nominating Committee has authority to retain search firms to assist in identifying and evaluating director candidates and to approve fees and retention terms for such advisors. After conducting an initial evaluation of a candidate, the Nominating Committee will interview that candidate if it believes the candidate might be suitable to be a director and may also ask the candidate to meet with other directors and members of management. If the Nominating Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election.

Director Suitability

The Nominating Committee believes that the current directors of the Company have the experience, qualifications, attributes and skills, taken as a whole, to enable the board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure. In particular, the Nominating Committee considers important and valuable the following with respect to such directors:

Mr. Crosetto is an experienced former senior executive of the Company with extensive background and knowledge with respect to the Company and the industry. He has also served on the Company’s Board of Directors since 2000.

Mr. Fox is an experienced senior business executive, management consultant and private investor. Mr. Fox has specific expertise in risk assessment and financial reporting and the Board of Directors has determined that he is an “audit committee financial expert”, as that term is defined in the Securities and Exchange Commission rules. He has also served on the Company’s Board of Directors since 2001 including Board standing committee service.

Ms. Hooper is an experienced management consultant and private investor. She has extensive experience in the venture capital industry and as a director or advisor in the private and public sectors. Ms. Hooper has specific expertise in risk assessment and financial reporting and the Board of Directors has determined that she is an “audit committee financial expert”, as that term is defined in the Securities and Exchange Commission rules. She has also served on the Board of Directors since 2006, including Board standing committee service.

Mr. Kucera is an experienced former senior executive of the Company, with extensive background and knowledge of the Company and the industry.

Mr. Murphy is an experienced investment banker with extensive financial expertise and has served on the boards of directors of a number of public companies and charitable institutions.

Ms. Portela is a former partner of a major law firm with significant expertise in employment and other human resource matters.

Mr. Schwarz has had a distinguished career as the Chairman of the Board and Chief Executive Officer of a major financial institution.

Mr. Shea, the Chairman and Chief Executive of the Company, has extensive background and knowledge of the Company and the industry.

Ms. Stanley is an experienced financial planning consultant. She has also served on the Company’s Board of Directors since 1998 including Board standing committee service.

Mr. Tese has extensive private and public sector background and experience and long service on boards of directors of a number of public companies and charitable institutions.

Mr. West has a distinguished career as the dean of several of the nation’s top business schools as well as long service on boards of directors of a number of public real estate and investment companies.

In addition, with respect to Ms. Portela, Mr. Schwarz, Mr. Tese and Mr. West, the Nominating Committee considers important their valuable contributions to the Company’s success during their many years of Board service.

Leadership Structure

The Board of Directors determined that combining the Chairman and Chief Executive Officer positions is the appropriate leadership structure for the Company. The Board of Directors believes that “one-size” does not fit all, and the decision of whether to combine or separate the positions of Chief Executive Officer and Chairman will vary company to company and depend upon a company’s particular circumstances at a given point in time. The Company’s Corporate Governance Guidelines provide that the two positions may or may not be the same person, depending on several factors as determined by the Board, including the succession planning process. Accordingly, the Board of Directors carefully considers from time to time whether the Chairman and Chief Executive Officer positions should be combined based on what the Board believes is best for the Company and its shareholders. The Board of Directors believes that appointment of a non-management Presiding Director is necessary for effective governance. Accordingly, the Company’s Corporate Governance Guidelines provide that the Chairman of the Executive Committee serves as the Presiding Director. In addition to presiding at meetings of the Board when the Chairman is not present and at executive sessions of the non-management directors, the responsibilities of the Presiding Director, which are set forth in the Company’s Corporate Governance Guidelines, include:

•	providing the Chief Executive Officer with input as to the preparation of Board meeting agendas;

•	consulting with the Chairman and Chief Executive Officer about the concerns of the non-management directors;

•	discussing concerns of the non-management directors when appropriate with members of senior management; and

•	discussing concerns of members of senior management.

The Board of Directors believes that the responsibilities delegated to the Presiding Director are substantially similar to several of the functions typically fulfilled by a board chairman. The Board of Directors believes that its Presiding Director position balances the need for effective and independent oversight of management with the need for strong, unified leadership.

The Board of Directors also believes that one of the key elements of effective, independent oversight is that the non-management as well as its independent directors meet in executive session on a regular basis without the presence of management. Accordingly, in 2009, following each of the six in-person Board meetings, the non-management directors as well as the independent directors met in executive session with the Presiding Director presiding at such meetings. The Board of Directors believes that its current structure is in the best interest of the Company at this time as it allows for a balance of responsibilities between the Chairman and Chief Executive Officer and the non-management and independent directors and provides an environment in which its directors are fully informed, have significant input into the content of Board meeting agendas and are able to provide objective and thoughtful oversight of management.

Committees of the Board

The Board of Directors has four standing committees. The principal functions and current membership of each committee is as follows:

•	Executive Committee. The Executive Committee has many of the powers of the full Board of Directors in directing management of the Company and may exercise those powers between regular Board meetings. However, this committee may not amend the Company’s By-laws, fill vacancies on the Board of Directors, make other fundamental corporate changes or take actions which require a vote of the full Board of Directors under Delaware law or the Company’s charter or By-laws. The current members of the Executive Committee all of whom, with the exception of Mr. Shea, the Board of Directors has determined meet the criteria for “independence” contained in the rules of the Exchange, are Mr. Schwarz (chairman), Mr. Shea, Ms. Stanley, Mr. Tese and Mr. West. In 2009, this committee met twice and took action four times by written consents in lieu of meetings.

•	Nominating and Corporate Governance Committee. As described above, the Nominating Committee assists the full Board of Directors in identifying qualified individuals to become Board members. It also assists the full Board of Directors in determining the composition of the Board committees, monitoring the process to assess Board of Directors effectiveness and developing and implementing the Company’s corporate governance guidelines. All members of the Nominating Committee are required to be “independent” directors as determined by the rules of the Exchange and, unless the Board of Directors otherwise determines, the Nominating Committee shall be composed of the “independent” directors of the Executive Committee. The current members of the Nominating Committee, all of whom the Board of Directors has determined meet the criteria for “independence” contained in the rules of the Exchange, are Mr. West (chairman), Mr. Fox and Mr. Murphy. The Nominating Committee met five times in 2009.

•	Audit Committee. The Audit Committee assists the Board of Directors in its oversight of the quality and integrity of the financial reporting and the financial statements of the Company, the Company’s compliance with legal and regulatory requirements, the independence and qualifications of the independent auditor, and the performance of the Company’s internal audit function and the independent auditor. In connection with the performance of these functions, the Audit Committee recommends independent registered public accountants to serve as the Company’s auditors and reviews the Company’s annual report on Form 10-K with the auditors. Together with the Company’s Chief Financial Officer, the Audit Committee reviews the scope and the results of the annual audit, as well as the auditors’ fees and other activities they perform for the Company. The Audit Committee also oversees internal controls and looks into other accounting matters if the need arises. The current members of the Audit Committee are Mr. Murphy (chairman), Mr. Fox, Ms. Hooper, and Ms. Stanley, all of whom the Board of Directors has determined meet the criteria for “independence” contained in the rules of the New York Stock Exchange (the “Exchange”) and rules promulgated by the Securities and Exchange Commission (the “SEC”) in effect on the date this proxy statement is first mailed to stockholders. The Audit Committee met five times in 2009. The Board of Directors has determined that Mr. Fox, Ms. Hooper and

Mr. Murphy are “audit committee financial experts” as that term is defined in Securities and Exchange Commission rules.

Report of the Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) assists the Board in fulfilling its responsibility to relevant constituencies, including stockholders and potential stockholders of the Company, regarding internal controls and risk management, corporate accounting practices, reporting practices, and the quality and integrity of the financial reports of the Company. The Audit Committee also maintains free and open communication among the Board, the Company’s financial management, including its Chief Financial Officer and its Director of Internal Audit, other Company executives, including its General Counsel, and its independent registered public accountants, Crowe Horwath LLP (the “auditors”). Company management has primary responsibility for the financial statements, internal control over financial reporting, and for the Company’s compliance with legal and regulatory requirements. The Company’s auditors are responsible for expressing an opinion on conformity of the Company’s audited financial statements with generally accepted accounting principles in the United States, and annually auditing the effectiveness of internal control over financial reporting. It is the Audit Committee’s responsibility to monitor and oversee the performance of these responsibilities and to report to the full Board of Directors.

Our Board of Directors has determined that each member of the Audit Committee is an “independent director” as defined in the Listing Standards of the Exchange and the Company’s corporate governance standards. In addition, our Board of Directors has determined that Stephen V. Murphy, Douglas B. Fox and Marcia J. Hooper are “audit committee financial experts”, as defined by Securities and Exchange Commission rules.

The Audit Committee reviewed and discussed the audited financial statements and the auditor’s evaluation of the Company’s internal controls over financial reporting for fiscal 2009 with the Company’s auditors, with management, and with the entire Board of Directors. The Committee also discussed with the auditors the matters required to be discussed by Statement on Auditing Standards No. 61 (“Communication with Audit Committee,” as amended). In addition, the Audit Committee has received from the auditors the letter and written disclosures respecting fiscal 2009, which are required by the Public Company Accounting Oversight Board, and has discussed with them their independence from the Company and its management. Furthermore, the Audit Committee considered and determined that the auditors’ non-audit services to the Company were consistent with the guidelines established to ensure auditor independence.

Based upon our reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board agreed, that the audited financial statements for fiscal 2009 be included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission.

This report by the Audit Committee is not to be deemed filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, both as amended, and is not to be incorporated by reference into any other filing of the Company under those statutes except to the extent that the Company may expressly refer to this report for incorporation by reference in a particular instance.

The undersigned, being all the members of the Audit Committee, submit this report to the Company’s stockholders.

Stephen V. Murphy, Chairman
Douglas B. Fox
Marcia J. Hooper
Lisa A. Stanley

•	Compensation and Management Development Committee. The Compensation Committee assists the Board of Directors in carrying out its responsibility with respect to the Company’s compensation, benefit and perquisite programs, executive succession planning and management development. In connection with the performance of these functions, the Compensation Committee reviews base salaries and incentive compensation for officers of the Company and other members of senior management. The Compensation Committee administers compensation programs that involve present or deferred awards of the Common Stock, as well as those calling for cash payments. The Compensation Committee oversees management development and continuity programs. The Compensation Committee also reviews any newly proposed compensation plans, while overseeing the administration of existing retirement, 401(k), profit-sharing and other benefits plans for the Company’s employees. Before significant changes affecting employees go into effect, the Compensation Committee normally asks the full Board of Directors to approve those changes. The current members of the Compensation Committee, all of whom the Board of Directors has determined meet the criteria for “independence” contained in the rules of the Exchange, are Mr. Tese (Chairman), Ms. Hooper and Ms. Portela. The Committee met six times in 2009.

Oversight of Risk Management

The Company is exposed to a number of risks, principally financial risks and operational risks. Other major risks relate to general economic conditions, regulatory changes and technology innovations.

The Company’s Chief Financial Officer reports to the Chairman and Chief Executive Officer and provides regular updates to the Audit Committee concerning financial and other risks. In fulfilling his risk management responsibilities, the Chief Financial Officer works closely with members of senior management, including the Company’s General Counsel; the Treasurer and Vice President of Tax and Finance; the Vice President, Chief Accounting Officer and Corporate Controller; the Director of Internal Audit; and each of the divisional presidents.

The Chairman and Chief Executive Officer is kept advised regarding Company risk matters, including financial and operational risks, at each of the periodic senior staff meetings and through discussions with the President as well as senior staff in between senior staff meetings. The senior staff has the responsibility to addresses operational risks on a continuous basis and to keep the Chairman and Chief Executive Officer advised of the actions being taken to address operational risks.

On behalf of the Board, the Audit Committee plays a key role in the oversight of the Company’s risk management function. In accordance with the Audit Committee’s Charter, the Audit Committee discusses with management and the independent auditors, as appropriate, concerning the Company’s risk assessment and risk management policies, including the Company’s major financial risk exposures and steps taken by management to monitor and mitigate such exposures. In that regard, the Company’s Chief Financial Officer, General Counsel, Treasurer and Vice President of Tax and Finance, Vice President, Chief Accounting Officer and Corporate Controller, and Director of Internal Audit advise the Audit Committee at its periodic meetings as to financial and other risks facing the Company. The Audit Committee also reports to the Board at its periodic meetings to apprise them of their discussions with management regarding the Company’s risk management efforts. Finally, the Chief Financial Officer and the General Counsel report directly to the Board at its periodic meetings to apprise them of the Company’s risks and risk management efforts. In furtherance of its role in the oversight of the Company’s risk management function, the Audit Committee reviews and discusses the major financial risks facing the Company. In consultation with management, the Audit Committee prepares a list of such major risks and establishes a schedule for management to present an analysis to the Audit Committee concerning these risks, including the Company’s processes for addressing these risks. The list of major financial risks is subject to revision and update by the Audit Committee at its periodic meetings. Management prepares analyses of these risks and the analyses are discussed by the Audit Committee at its periodic meetings. These risk management discussions are reported to the Board at its periodic meetings by the Audit Committee and the related analyses are made available to the Board for its review. The Chairman and Chief Executive Officer apprises the Board at its periodic meetings of the Company’s operational risks and efforts to address such risks.

Executive Officers

The information required by this Item 10 with respect to the Company’s executive officers appears as a Supplemental Item in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes that during fiscal year 2009 all reports for the Company’s executive officers and directors that were required to be filed under Section 16 of the Securities Act of 1934 were timely filed.

Ethics

In accordance with the Sarbanes-Oxley Act and Exchange listing requirements, the Company has adopted a code of ethics that covers its directors, officers and employees including, without limitation, its principal executive officer, principal financial officer, principal accounting officer, and controller. The code of ethics is posted on the Company’s website (www.bowne.com) and is available in print without charge to any shareholder who requests it from the Corporate Secretary. We will disclose on our website amendments to or waivers from our code of ethics applicable to directors or executive officers in accordance with applicable laws and regulations.

Corporate Governance Information

The Company’s corporate governance guidelines as well as charters for the Company’s Audit Committee, Compensation and Management Development Committee, and Nominating and Corporate Governance Committee are available on the Company’s website (www.bowne.com) and are available in print without charge to any shareholder who requests them from the Corporate Secretary.

Executive Certifications

The Company has submitted to the Exchange the annual Chief Executive Officer certification required by the rules of the Exchange. The Company also submitted to the SEC all certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act as exhibits to its Form 10-Qs and Form 10-K for fiscal year 2009.

Item 11.	Executive Compensation

Report of the Compensation and Management Development Committee

The Compensation Committee has overall responsibility for approving and evaluating the director and executive officer compensation plans, policies and programs of the Company. The Compensation Committee recommends to the independent members of the Board compensation for the Chairman and Chief Executive Officer and other officers, and recommends to the Nominating and Corporate Governance Committee compensation for directors. Members of the Compensation Committee are appointed by the Board, on the recommendation of the Nominating and Corporate Governance Committee. Compensation Committee members may be removed and replaced by the Board.

In 2009 the Compensation Committee consisted of three directors — Vincent Tese, Chairman; Gloria M. Portela and Marcia J. Hooper. All three directors have extensive management and/or Board experience in managing, overseeing, and/or researching in the fields of employment and/or executive compensation. As determined by the Board, all three directors meet the independence requirements of the Exchange and other legal requirements for the proper administration of the Company’s compensation plans and programs, including requirements under the Federal securities laws and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). In addition, each Compensation Committee member is neither a current nor former employee of the Company.

The Compensation Committee operates under a charter, which is posted in the “Corporate Governance” section of the Company’s website (www.bowne.com). The Compensation Committee Charter was approved by the Board of Directors on November 20, 2003 and was most recently reviewed and updated on March 6, 2008.

The Compensation Committee’s authority and responsibilities include the following:

•	Review and recommend to the Board on an annual basis the corporate goals and objectives with respect to compensation for the Chairman and Chief Executive Officer; and evaluate at least once a year the Chairman and Chief Executive Officer’s performance in light of these goals and objectives, and based upon these evaluations determine and approve with the other independent directors the Chairman and Chief Executive Officer’s compensation.

•	Review and recommend to the Board on an annual basis the evaluation process and compensation structure for the Company’s other officers, and evaluate the performance of the Company’s other senior executive officers, and recommend to the Board the compensation of such senior executive officers.

•	Review annually the Company’s incentive compensation and stock-based plans, and recommend changes in such plans to the Board as needed.

•	Monitor and make recommendations to the Board regarding employee pension, profit sharing and benefit plans. The Compensation Committee delegated the administration of the benefit plans to the Company’s Investment and Administration Committee consisting of the Chairman and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President, General Counsel and Corporate Secretary; and Senior Vice President, Human Resources.

•	Assist the Board in developing and evaluating potential candidates for executive positions and overseeing the development of executive succession plans.

•	Review periodically the compensation of the non-management members of the Board and make recommendations to the Nominating and Corporate Governance Committee to maintain competitive compensation for non-management members of the Board.

•	Retain such compensation consultants, outside counsel and other advisors as the Compensation Committee may deem appropriate, with sole authority to approve related fees and retention terms of such advisors.

•	Perform a review and evaluation, at least annually, of the performance of the Compensation Committee and its members.

In 2009 the Compensation Committee met six times. With the exception of two meetings, all meetings were regularly scheduled to coincide with the dates of Board meetings. The Compensation Committee Chairman and the Company’s Senior Vice President, Human Resources determined the agenda for each meeting. Compensation Committee members generally received agendas and discussion materials several days in advance, to provide them with time for adequate review and preparation for the meetings.

In March 2009, the Compensation Committee selected PricewaterhouseCoopers LLP (“PwC”) as its compensation consultant. Services provided by PwC in support of the Compensation Committee’s charter included competitive compensation benchmarking of executive officer positions, industry research on design of compensation and employment programs and the compensation of non-employee directors, presentation and analysis of long-term incentive design alternatives, assistance in connection with compliance with tax laws, disclosure rules and regulations governing compensation and benefits, and other technical advice. PwC’s fees related to providing advice to the Compensation Committee during 2009 were approximately $239,500.

For the past several years, PwC has provided technical compensation and other human resource and tax services under the direction of the Company’s management. The Compensation Committee reviewed PwC’s work in these areas. The total fees for the services provided in 2009 were $309,810 and covered the following areas:

•	Review of the company’s compensation and benefits plans related to compliance with IRC Section 409A — 2009 fees were approximately $97,000. The Compensation Committee reaffirmed and ratified its delegation to amend all plans and programs to comply with Section 409A to the Investment and Administration Committee of the Company.

•	Assistance with the preparation of executive compensation proxy disclosure, including amendments to the Company’s 1999 Incentive Compensation Plan — 2009 fees were approximately $108,000. The Compensation Committee reviews all aspects of the Compensation Committee’s report and the Compensation Discussion and Analysis and related tabular disclosures.

•	Assistance with other technical compensation issues — 2009 fees were approximately $40,000.

•	PwC also provided tax services to the Company’s management during 2009. Fees for 2009 related to these services were approximately $64,810.

•	The Company’s management regularly provides the Compensation Committee with a report of all services provided by PwC other than in support on the Compensation Committee, but the decision to engage PwC for these services is made by the Company’s management.

The characteristics of PwC’s relationship with the Compensation Committee include the following:

•	The Compensation Committee, according to its charter, has the authority to “retain such compensation consultants, outside counsel and other advisors as the Compensation Committee may deem appropriate, with sole authority to approve related fees and retention terms of such advisors.”

•	The PwC consultants providing services to the Compensation Committee report directly to the Compensation Committee.

•	The Compensation Committee regularly provides guidelines which give direction to the consultants, and delegates specified interaction with the consultants to the Company’s Senior Vice President, Human Resources. PwC provides the Compensation Committee with data, analysis, and assessment of alternatives, but does not provide recommendations on compensation decisions for individual executive officers.

At the Compensation Committee’s request, from time to time members of management attend portions of Compensation Committee meetings. During 2009 they included the Chairman and Chief Executive Officer; Senior Vice President and Chief Financial Officer; Senior Vice President, General Counsel and Corporate Secretary; and Senior Vice President, Human Resources.

On an annual basis, the Senior Vice President, Human Resources presents to the Compensation Committee a summary of the Company’s Management Continuity System including performance evaluations and development plans for each of the Company’s senior executive officers and a review of the talent profile of the Company.

In addition, on an annual basis the Compensation Committee reviews and approves increases or changes to each element of the total direct compensation package of each individual executive officer, with the exception of the Chairman and Chief Executive Officer. The Compensation Committee Chairman presents recommendations for the Chairman and Chief Executive Officer for review by the Compensation Committee. The Compensation Committee’s recommendations are then presented to the independent Board members for approval.

The 2009 review included comparisons to competitive levels of compensation based on peer groups as approved by the Compensation Committee, as well as year-over-year comparisons. The Compensation Committee concluded that total direct compensation levels, as well as individual elements of compensation, were reasonable for all executive officers in light of Company performance, business unit performance, individual performance, and competitive practice.

At each meeting in 2009 the Compensation Committee held an executive session. No members of management, consultants or other outsiders attended these executive sessions. Among other topics, discussions and decisions regarding performance, succession and compensation of the Chairman and Chief Executive Officer took place during these executive sessions.

The Compensation Committee took the following key actions at its meetings in 2009:

•	Certified results for the 2008 performance year under the Annual Incentive Plan (“AIP”), based on formulas the Compensation Committee had previously approved. According to the results, no AIP payments were approved (or recommended to the independent members of the Board, as appropriate).

•	Approved the 2009 AIP financial targets and strategic goals used to determine the 2009 AIP awards payable in March 2010.

•	Approved a pool of 50,000 stock option grants to be granted to key non-officer employees during 2009.

•	Approved a Long Term Incentive Plan (“LTIP”) for the three-year performance cycle beginning January 2009 and ending December 31, 2011 including the performance goals and individual grant targets to be paid in the form of cash. Approved (or recommended to the independent members of the Board, as appropriate) target awards to certain of the executives including all the Named Executive Officers.

•	Approved the appointment of PwC as the Compensation Committee’s compensation consultant.

•	Approved payment of directors’ deferred compensation fees for the first quarter of 2009, including both the portion that was mandatorily deferred and the portion the directors previously may have elected to defer and convert into Deferred Stock Units (“DSUs”) in place of cash.

•	Authorized PwC to conduct a market analysis of the total compensation for the members of the Board of Directors.

•	Recommended to the Nominating Committee adjustments to the deferral of compensation of the members of the Board of Directors based on the results from the market analysis.

•	Approved the voluntary surrender of 794,500 outstanding, out of the money stock options (with no corresponding consideration) by senior executive officers.

•	Approved amendments to the 1999 Incentive Compensation Plan, including the replenishment of shares. These amendments were presented to and approved by the stockholders at the 2009 annual meeting.

•	Approved revised Stock Ownership Guidelines that would align the interest of executives with those of stockholders and remain meaningful in cases of market volatility and for executives with varying tenure.

•	Conducted a review of the Company’s Management Continuity System and succession plans.

•	Approved a revised group of peer companies to be used in market analysis of compensation for the executives.

•	Approved revised Equity Grant Guidelines to include the granting of both stock options and Restricted Stock Units (“RSUs”) as a regular practice.

•	Approved (or recommended to the independent members of the Board, as appropriate) grants of stock options and RSUs to officers, including the Named Executive Officers, based on the revised Equity Grant Guidelines.

•	Approved (or recommended to the independent members of the Board, as appropriate) compensation arrangements for the senior executive officers for 2010, including no base salary adjustment except for one senior executive officer and no changes to the AIP target percentages for 2010.

•	Reviewed the design and impact of an increase to the Supplemental Executive Retirement Plan benefit for David Shea and recommended to the independent members of the Board that the increase be approved.

In addition the Compensation Committee took the below actions in the first quarter of 2010:

•	Certified results for the 2009 performance year, based on formulas the Compensation Committee had previously approved. Approved (or recommended to the independent members of the Board, as appropriate) AIP payments for executive officers for the 2009 performance year, based on financial targets and strategic goals the Compensation Committee had previously approved in the first quarter of 2009.

•	Approved the 2010 AIP financial targets and strategic goals used to determine the 2010 AIP awards. Such awards will be determined based on 2010 performance and will be payable, if earned, in March 2011.

The Compensation Committee has reviewed the compensation discussion and analysis, discussed it with management and, based on such review and discussions, recommends its inclusion in the Company’s annual report on Form 10-K.

Vincent Tese, Chairman
Gloria M. Portela
Marcia J. Hooper

Compensation Discussion and Analysis

Executive Summary

Key objectives of the Company’s executive compensation programs are as follows:

•	Attract and retain superior executive talent;

•	Provide incentives and rewards for executives who contribute to the Company’s success;

•	Link executive compensation to both corporate performance and the creation of long-term shareholder value; and

•	Provide for levels of compensation consistent with the Company’s leadership position in several highly specialized business areas.

Principal components of ongoing compensation for our executive officers include the following:

•	Base salaries consistent with each executive’s responsibilities and individual performance;

•	An AIP based on financial factors at the corporate and business unit levels and on quantifiable strategic performance measures;

•	A LTIP that closely links cash awards with the Company’s strategic plan through attainment of Return on Invested Capital (“ROIC”) goals, thereby providing incentives for both Company performance and the creation of shareholder value;

•	Restricted stock awards, RSUs and stock option awards, which provide incentives for the creation of shareholder value and rewards for sustained efforts and continued service;

•	Employee benefit programs;

•	Termination protection agreements to maintain the alignment of executive and shareholder interests during potential changes in corporate control; and

•	Limited executive perquisites consistent with the Company’s focus on pay-for-performance.

The Company believes that its executive compensation policies, plans and programs advance the objectives listed above and adhere to high standards of corporate governance.

Objectives of the Company’s Executive Compensation Programs

The Company’s executive compensation programs have four key objectives described above in the Executive Summary. To accomplish these objectives, the Company’s executive compensation programs are based on the following guiding principles:

•	Base salaries for executive officers are adjusted annually based on the Company’s strategic goals and performance, changes in the market and the responsibilities of the individual Named Executive Officers identified in the Summary Compensation Table on page 21;

•	Base salary for each of the Named Executive Officers is benchmarked at the 50th percentile of the competitive marketplace. Total cash compensation and total direct compensation for each of the Named Executive Officers are targeted at the 65th percentile of the competitive market. Actual compensation levels reflect the individual performance, expertise and tenure with the Company, in addition to the competitive marketplace benchmark;

•	Total cash compensation as measured for benchmarking purposes is the sum of annualized base salaries and target AIP awards. Total direct compensation as measured for benchmarking purposes may comprise base salary, target AIP award, target LTIP award, grant date fair value of stock options, grant date fair value of restricted stock and RSUs — the combined value of these components as well as the respective amounts of each component are assessed;

•	AIP awards are formula-based and linked to performance against financial targets and strategic objectives;

•	Long term cash and equity-based compensation plans provide incentives to achieve strategic financial results and create shareholder value, to reward sustained service and performance, and to assist in the accumulation of significant equity stakes for the participating executives;

•	Option, restricted stock and RSU award dates are established using a consistent approach to grant dates, and are determined without consideration of recent or expected future public announcements;

•	Executives are expected to maintain long-term stock ownership through ownership guidelines expressed as a required retention percentage of each award or grant that must be held after the grant is paid or exercised;

•	Retirement programs have been designed to provide pension credit for compensation that exceeds the limitations imposed by the U.S. tax laws and to serve as a recruitment tool for mid-career hires of senior executives in lieu of providing significant sign-on bonuses or equity grants;

•	Severance and change in control benefits reflect industry practices and are designed to promote stability within the senior management team during a time of pending change in Company ownership, and limit benefit coverage to key executives whose continued employment might be vulnerable following a change in control of the Company;

•	To the extent possible, compensation is structured to be fully tax deductible; and

•	Executive perquisites and special benefits are limited and mostly business-related.

The Senior Vice President, Human Resources provides support to the Compensation Committee to carry out its responsibilities including its review and recommendation of executive compensation programs for Named Executive Officers.

To help inform the Compensation Committee’s decisions and monitor the Company’s executive compensation programs, the Compensation Committee commissioned a benchmarking study of compensation levels for the executive officer positions. The benchmarking study was conducted by the Compensation Committee’s compensation consultant, PwC. Comparisons were made to executive compensation levels at 13 publicly traded companies generally viewed as comparable in size and/or industry and with which the Company is considered to compete for executive talent. These are: Blue Coat Systems, Broadridge Financial Solutions, Cenveo, Consolidated Graphics, Deluxe Corporation, Ennis Incorporated, Harte Hanks, Interactive Data Corporation, M& F Worldwide Corporation, MDC Partners, Omniture, Standard Register Company, Valassis Communications. The Compensation Committee also considers data obtained by the Compensation Committee’s compensation consultant from a general industry sample of similarly sized companies, particularly for positions that must be competitive with employers across a wide spectrum of industries.

Based on the market analysis prepared in December 2009:

•	The Company’s base salaries for the Named Executive Officers are consistent with the Company’s philosophy to pay at the 50th percentile with adjustment for differences in position, individual performance, tenure and expertise.

•	The Company’s mix of compensation elements is similar to those of the comparator companies and appropriately linked to the performance of the Company.

•	The Company’s total direct compensation levels generally fall below the targeted 65th percentile.

Analysis of the Company’s Executive Compensation Programs

The following section provides details on each of the Company’s executive compensation programs. It demonstrates how these programs — individually and in total — accomplish the objectives established for them and follow the guiding principles set forth above.

Base Salary Program.  Base salary represents, on average, approximately one-third of an executive officer’s total direct compensation package. This approach is consistent with industry practice, as demonstrated by the competitive benchmarking study commissioned by the Compensation Committee.

The Compensation Committee did not approve any salary increases for the Named Executive Officers or other executives of the Company for 2009. For 2010, an increase was approved for one executive officer of the Company.

Annual Incentive Plan.  The Company’s AIP is formula-based and designed to reward executive officers based on the following:

•	For 2009 a financial factor based on attainment of targeted levels of the Company’s consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (50% weighting). Attainment of $42 million in EBITDA would have funded 50% of the AIP award and EBITDA of $60 million would have funded the full AIP award related to the financial factor.

•	Attainment of strategic initiatives linked to the strategic and operating plan for the Company (50% weighting). The strategic initiatives are weighted such that each goal reflects the proportion of its relative impact on total Company performance.

The financial factor is based on the Company’s consolidated EBITDA for several reasons. It is a stable measure of the Company’s operating cash flow, is a key measure in the Company’s planning and budgeting processes, is a measure that is regularly monitored in the Company’s management reporting, and is easily calculated for the total Company. Threshold, target, and maximum levels of respective consolidated EBITDA for use in the AIP calculations were approved by the Compensation Committee at the January 2009 meeting based on the Company’s 2009 budget and on historical Company and peer performance.

Strategic initiatives are quantifiable measures of operating performance that are aligned with the Company’s operating and strategic plans and are critical to the Company’s success. For 2009 the selected metrics are related to improvement in days outstanding of receivable balances, cost savings and operating efficiencies and maintaining within budgeted amounts for Technology capital expenditures, and attainment of non-transactional and divisional related revenues. The selected strategic initiatives are approved by the Compensation Committee based on the strategic and operating plans for the Company and on the recommendation of the Chairman and Chief Executive Officer. Strategic initiatives for the Chairman and Chief Executive Officer are reviewed and approved by the Compensation Committee. The Compensation Committee sets AIP targets at levels designed to challenge the Company’s management to achieve operating and strategic plans to improve year over year performance. In 2009, one of the strategic goals was not achieved. The remaining three strategic goals were attained at 50% of target, 75% of target and 200% of target. In 2008, the entry point of the financial factor was not attained therefore no AIP awards linked to the strategic goals were paid.

The financial factors and strategic initiatives for a fiscal year are approved by the Compensation Committee in January of that fiscal year subject to adjustments for significant corporate events, and are based on the Company’s strategic and operating plans approved by the Board of Directors in December of the prior year. The Compensation Committee (and, in the case of Mr. Shea, the independent Board members) reviews and approves the target AIP awards for executive officers, including all Named Executive Officers, in December of the prior fiscal year.

The Compensation Committee then confirms the fiscal year results against the financial targets and strategic goals previously established and approves payments of the AIP awards during the first quarter of the following year, after completion of the Company’s audited financial statements and assessment of strategic initiatives.

Each Named Executive Officer has a threshold, target, and maximum AIP award as approved by the Compensation Committee (and, in the case of Mr. Shea, the independent Board members) in December of the prior fiscal year, which are reported in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns of the 2009 Grants of Plan-Based Awards Table.

These incentive formulas directly link each Named Executive Officer’s incentive payment to the financial performance of the Company and to strategic initiatives that are critical to the Company’s overall success. Also, these awards are intended to be fully deductible expenses on the Company’s tax returns.

The Company attained 30.6% of the financial targets established for 2009 and attained 40.6% of the strategic goals. AIP awards consistent with such attainments were approved and paid for the Named Executive Officers and all other participants in the AIP.

Long Term Incentive Plan.

At the March 4, 2009 meeting, the Compensation Committee (and in the case of Mr. Shea, the independent Board members) approved a new LTIP for a three-year cycle beginning January 1, 2009 and ending December 31, 2011. Any awards earned at the end of the performance cycle will be settled in the first quarter of 2012. The LTIP incorporates individual award targets and requires achievement of specified levels of ROIC performance. The LTIP awards were made, and will be settled, in cash rather than awarded in RSUs and settled in shares of Common Stock as under prior years’ plans. The primary reason for the change in the form of payment is the current and anticipated future volatility of the Company’s stock price over the three-year cycle. Granting and paying these awards in cash will serve to avoid the commitment of a large number of shares and the possibility of corresponding gains from a subsequent share price rebound. The ROIC targets are calculated based on a three-year average of the Company’s ROIC for fiscal years 2009, 2010 and 2011. Attainment of a 9.0% three-year average ROIC will fund 50% of the LTIP awards, 100% payment of the LTIP awards will be made upon attainment of a 10.5% average ROIC over the three years, and the maximum payment of 200% of the LTIP awards will be made if the three year average ROIC is 13.5% or higher. If the Company’s average ROIC during the first two years of performance cycle (2009-2010) exceeds the predetermined maximum level of 13.5%, then the awards will become vested and paid at a maximum of 150%, but will still be settled in the first quarter of 2012. In addition, the LTIP design for 2009-2011 allows for participants to earn reduced awards for average ROIC performance over any two consecutive year periods during the cycle, or for ROIC performance in any single year of the cycle. The Company again chose ROIC as the principal measure for the LTIP because it comprises both growth in profitability and capital efficiency and it is a primary driver of shareholder value.

The Compensation Committee (and, in the case of Mr. Shea, the independent Board members) approved all awards to the Chairman and Chief Executive Officer and other Named Executive Officers and approved the threshold, target and maximum levels of ROIC based on the Company’s strategic plan, and historical and peer analysis. As of the grant date, the estimated compensation expense that could be recognized for the 2009 LTIP at the target performance metric for the years ended December 31, 2009 through 2012, was approximately $2.3 million, $3.0 million, $3.0 million and $0.8 million, respectively. For 2009, the Company did not accrue compensation expense for the 2009 LTIP. As of December 31, 2009, the total estimated compensation expense that can be recognized through 2012 related to the 2009 LTIP is $0 to approximately $11.5 million, depending on the level of performance achieved during the remaining performance cycle. Compensation expense under the 2009 LTIP is intended to be fully tax-deductible by the Company.

Restricted Stock, RSUs and Stock Option Grants.

Any stock option grants are made with exercise prices that are no less than the fair market value (“FMV”) of the Common Stock on the date of grant. The FMV is defined as the mean of the highest and the lowest trading prices reported on the Exchange on that day. The grant dates of the restricted stock, RSU and stock option grants correspond to predetermined meetings of the Compensation Committee and Board, during which the awards are approved. In December 2009, the Company granted stock options and RSUs to the Named Executive Officers and other executives. In conjunction with the market analysis and benchmarking study, the Compensation Committee reviewed and approved new Equity Grant Guidelines for both stock options and RSUs. The guidelines are intended to support the Company’s targeted 65th percentile positioning within the competitive market and provide the flexibility to reward performance, expertise, and tenure with the Company. Based on these guidelines, the Compensation Committee, (and in the case of Mr. Shea, the independent Board members) approved total grants of 429,000 options and 121,500 RSUs to the Named Executive Officers and other executives..

Stock Ownership Guidelines.  In 2009, based on changes in the Company’s stock price, no senior executive officer was in compliance with the established stock ownership guidelines, which were based on dollar values equal to multiples of their base salaries. The Compensation Committee approved new ownership guidelines in the form of net share retention guidelines. Under this approach each member of the Board of Directors and senior executive officer will be required to hold at least 50% of any net shares acquired through the Company’s Board of Directors compensation programs or executive equity incentive plans until they leave the Board of Directors or employment with the Company. Net shares are defined as shares acquired net of any shares used to pay required exercise price and/or tax liability. The Compensation Committee believes this approach, which does not depend on the underlying stock price, will be more meaningful than the previous approaches to executive stock ownership, while ensuring long term alignment of executive and stockholder interests.

Benefits and Executive Perquisites.  It is the Company’s policy to provide limited executive perquisites and special benefits, most of which are business-related. The Chairman and Chief Executive Officer and the other Named Executive Officers participate in the Company’s tax-qualified 401(k) Savings Plan on the same basis as all other U.S. based full-time employees. If a contribution the Company makes under the 401 (k) Savings Plan for the benefit of an executive who is a participant in the LTIP would exceed the limit imposed by the Employee Retirement Income Security Act (“ERISA”), then the Company makes only the allowable contribution to the executive’s account and credits an amount equal to 140% of the balance to a deferred cash account in the first quarter of the subsequent year. Deferred amounts are credited with interest at the rate of 120% of the long term applicable federal rate as published by the Internal Revenue Service. The 401(k) match on employee contributions is currently suspended due to the severe economic environment. Accordingly, no credits were made to deferred accounts in 2010 for the 2009 plan year.

The Chairman and Chief Executive Officer and other Named Executive Officers also receive an auto allowance or the use of a company provided car, which benefit is also provided to a wider group of executives in the Company. In addition, the Company provides business-related perquisites in the form of payment of membership fees in a country club to some of the Named Executive Officers which may be used for both personal and business functions.

The incremental costs related to perquisites for Named Executive Officers are disclosed in the “All Other Compensation” column of the Summary Compensation Table, along with details on their valuations.

Termination Protection Agreements.  The Company has Termination Protection Agreements (“TPAs”) with the Chairman and Chief Executive Officer and other Named Executive Officers (as well as certain other officers of the Company). The TPAs are designed to:

•	Promote senior management stability during a time of pending changes in Company ownership;

•	Limit benefit coverage to key executives whose continued employment might be vulnerable following a change in control; and

•	Reflect competitive practices in the industry.

A more detailed description of the benefits payable under the TPAs, as well as estimated payments that would be paid to the Chairman and Chief Executive Officer and other Named Executive Officers if a change-in-control related termination had occurred on the last business day of 2009, are included following the tabular disclosures below.

The Company does not have any specified termination plans or policies related to terminations not in connection with a change in control, nor does it have employment agreements in place for the Chairman and Chief Executive Officer or any of its other Named Executive Officers.

Impact of Regulatory Requirements

In making executive compensation decisions, the Compensation Committee is mindful of the impact of regulatory requirements on those decisions. In particular, regulatory requirements affect the Compensation Committee’s decisions in the following ways:

•	Internal Revenue Code Section 162(m): The Compensation Committee endeavors to maximize the amount of compensation that is tax deductible as an expense. To help accomplish this, base salaries are generally limited to approximately one third of the total direct compensation package and none of the Chairman and Chief Executive Officer or other Named Executive Officers is paid a salary that exceeds the allowable deductible maximum of $1,000,000. LTIP awards and non-qualified stock options are also provided under a shareholder-approved plan that is intended to meet the requirements for deductibility. Perquisites and special benefits are generally limited in use and value. All compensation paid to each Named Executive Officer in 2009 was intended to be deductible, with the exception of RSUs granted in December 2009.

•	Internal Revenue Code Section 409A: All programs have been reviewed by counsel to verify that either they are not considered deferred compensation under the Section 409A definitions, or they comply with the deferred compensation rules in Section 409A. As a result, the Company does not anticipate employees to be subject to any tax penalties under Section 409A.

•	FASB ASC Topic 718: The Company adopted the rules now codified as Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”) beginning in fiscal year 2006. In determining option and RSU awards, the Compensation Committee considers the potential expense of those programs under FASB ASC Topic 718 and its impact on earnings per share. The Compensation Committee concluded that the expense associated with executive compensation in 2009 was appropriate, given competitive compensation practices in the industry, the Company’s performance, and the motivational and retention effect of the awards.

Conclusions

The Company and its Compensation Committee regularly consider ways to improve the ability of its total direct compensation program to meet the objectives established for it. The Company believes that its executive compensation programs are reasonable, appropriate, and in the best interests of shareholders. Key reasons for this conclusion include the following:

•	Competitive benchmarking indicates that our executive compensation levels (both base salaries and total direct compensation) are administered in a manner consistent with the Company’s total direct compensation philosophy.

•	Total direct compensation is highly dependent on Company and business unit performance, through a compensation mix that emphasizes performance-based pay, low levels of perquisites and special benefits other than those that are business-related, formula-based annual and long-term incentive awards, RSUs, stock options, and share ownership guidelines.

•	The economic interests of the executive officers are aligned with those of shareholders through the opportunity for an accumulation of a significant equity stake, facilitated by RSUs, DSUs, stock options and stock ownership guidelines.

•	The Company’s executive retention objectives are achieved at reasonable cost through the TPAs, the Supplemental Executive Retirement Plan and competitive vesting schedules for RSUs, stock options and restricted stock awards.

•	The cost and dilution of equity award programs are reasonable in light of the Company’s size, industry, and performance.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the executive officers of the Company whose name appears in the table (“Named Executive Officers”) for the fiscal year ended December 31, 2009. The Company has not entered into any employment agreements with any of the Named Executive Officers. When setting the total compensation for each of the Named Executive Officers, the Compensation Committee reviews total compensation which includes the executive’s current cash compensation (base salary and annual incentive awards), long-term and equity-based compensation.

Amounts listed under column (e), “Non-Equity Incentive Plan Compensation” for 2009 were determined by the Compensation Committee at its March 2, 2010 meeting in accordance with previously approved financial targets and strategic goals established in January 2008.

Based on the grant date fair value of equity awards granted to Named Executive Officers in 2009 and the base salary of the Named Executive Officers, “Salary” accounted for approximately 21% of the total compensation of the Named Executive Officers in 2009.

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		a	b (1)	c (2)	d (2)	e (3)	f (4)	g (5)	h

David J. Shea —	2009	$700,000	$0	$260,600	$335,000	$596,400	$3,557,826	$81,692	$5,531,518
Chairman & CEO	2008	$699,519	$0	$1,371,652	$332,000	$0	$252,577	$100,396	$2,756,145
	2007	$575,000	$0	$0	$0	$690,000	$676,989	$74,198	$2,016,187
John J. Walker —	2009	$400,000	$0	$97,725	$146,563	$184,600	$291,677	$28,426	$1,148,991
Senior Vice President,	2008	$399,750	$0	$459,250	$149,400	$0	$99,911	$56,153	$1,164,464
Chief Financial Officer	2007	$335,000	$0	$0	$0	$217,800	$223,799	$19,468	$796,067
William P. Penders —	2009	$400,000	$0	$114,013	$146,563	$213,000	$732,224	$47,752	$1,653,551
President	2008	$399,866	$0	$678,369	$199,200	$0	$111,947	$59,464	$1,448,846
	2007	$365,000	$0	$179,050	$0	$343,620	$403,694	$39,543	$1,330,907
Susan W. Cummiskey —	2009	$315,000	$0	$68,408	$87,938	$134,200	$387,773	$20,797	$1,014,115
Senior Vice President,	2008	$314,969	$0	$329,564	$91,025	$0	$41,777	$38,523	$815,858
Human Resources	2007	$307,000	$0	$0	$0	$184,200	$252,259	$34,672	$778,132
Scott L. Spitzer —	2009	$310,000	$0	$68,408	$87,938	$132,100	$479,086	$26,732	$1,104,263
Senior Vice President,	2008	$309,923	$0	$329,564	$74,700	$0	$104,686	$35,238	$854,111
General Counsel and Corporate Secretary	2007	$290,000	$0	$0	$0	$174,000	$447,716	$29,961	$941,677

Notes:

(1)	The Named Executive Officers were not entitled to receive “Bonus” payments unrelated to performance.

(2)	The amounts in columns (c) and (d) are the aggregate grant date fair value. The amounts are consistent with the grant date estimates of compensation cost (excluding the effect of forfeitures) under FASB Topic ASC 718. Assumptions used in the calculation of these amounts are included in footnotes (1) and (18) to the Company’s audited financial statements for the year ended December 31, 2009 which is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2010. Amounts related to the 2008 Long-Term Equity Incentive Plan award reflected in column (c), (Mr. Shea, $884,917; Mr. Walker, $331,600; Mr. Penders, $359,244; Ms. Cummiskey, $221,061; and Mr. Spitzer, $221,061) were canceled and not paid. Amounts related to the 2007 LTEIP award reflected in column (c) (Mr. Penders, $179,050) were paid out.

(3)	The amounts in column (e) reflect the cash awards to the Named Executive Officers paid under the AIP described on page 17 under the section Annual Incentive Plan.

(4)	The amounts in column (f) reflect the actuarial increase in the present value of the Named Executive Officer’s accumulated benefit under all the pension plans established by the Company, determined using the interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements and including amounts which the Named Executive Officers may not currently be entitled to receive because such amounts are not vested. No earnings on non-qualified deferred compensation are considered “above-market” or preferential and, accordingly, no such earnings are reflected in this column.

(5)	The amounts shown in column (g) for 2009 reflect for each Named Executive Officer the below described payments:

(A)	An auto allowance paid monthly to one of the Named Executive Officers. In 2009, Mr. Spitzer received $11,818.

(B)	The imputed income related to the automobiles owned by the company that are attributable to the personal use of three of the Named Executive Officers. Mr. Shea’s, Mr. Penders’ and Ms. Cummiskey’s automobiles were purchased in 2006. Mr. Walker’s automobile was purchased in 2008 and he took possession of the automobile as of September 1, 2008.

(C)	Any employee who waives medical coverage under the Company’s medical plan receives a $500 payment in lieu of the coverage. The payment may be received in cash or is contributed to the employee’s flexible spending account. Mr. Walker is the only one of the Named Executive Officers who received this payment in 2009.

(D)	Matching contributions allocated to each of the Named Executive Officers pursuant to the Company’s 401(k) Savings Plan and the excess benefit under the Deferred Award Plan are described in the section titled “2009 Non-Qualified Deferred Compensation” on page 27. For 2009, the Named Executive Officers received ERISA excess benefits (for the 2008 plan year) in the following amounts: Mr. Shea — $68,105; Mr. Penders — $30,160; Mr. Walker — $22,763; Ms. Cummiskey — $15,809; and Mr. Spitzer — $14,914. For the 2009 plan year, matching contributions were suspended and the Named Executive Officers did not receive an ERISA excess benefit in 2010.

(E)	The cost to the Company of club memberships provided to Mr. Shea and Mr. Penders. The annual cost for Mr. Shea was $5,196 and the annual cost for Mr. Penders was $12,741 in 2009. Both of the clubs are used for business and personal purposes.

2009 Grants of Plan-Based Awards

					All Other	All Other
					Stock	Options		Closing
					Awards:	Awards:	Exercise	Market	Grant Date
		Estimated Future Payouts Under			Number of	Number of	or Base	Price for	Fair Value of
		Non-Equity Incentive Plan			Shares of	Securities	Price of	Grant Date	Stock and
	Grant	Awards			Stock or	Underlying	Option	of Option	Option
Name	Date	Threshold	Target	Maximum	Units	Option	Awards	Awards	Awards
	a	c(1)	d(1)	e(1)	f(2)	g(3)	h(3)	i(4)	j(5)

David J. Shea	January 14, 2009	$420,000	$840,000	$1,680,000
	March 25, 2009	$1,330,000	$2,660,000	$5,320,000
	December 9, 2009				40,000				$260,600
	December 9, 2009					100,000	$6.515	$6.46	$335,000
John J. Walker	January 14, 2009	$130,000	$260,000	$520,000
	March 25, 2009	$500,000	$1,000,000	$2,000,000
	December 9, 2009				15,000				$97,725
	December 9, 2009					43,750	$6.515	$6.46	$146,563
William P. Penders	January 14, 2009	$150,000	$300,000	$600,000
	March 25, 2009	$500,000	$1,000,000	$2,000,000
	December 9, 2009				17,500				$114,013
	December 9, 2009					43,750	$6.515	$6.46	$146,563
Susan W. Cummiskey	January 14, 2009	$94,500	$189,000	$378,000
	March 25, 2009	$362,250	$724,500	$1,449,000
	December 9, 2009				10,500				$68,408
	December 9, 2009					26,250	$6.515	$6.46	$87,938
Scott L. Spitzer	January 14, 2009	$93,000	$186,000	$372,000
	March 25, 2009	$356,500	$713,000	$1,426,000
	December 9, 2009				10,500				$68,408
	December 9, 2009					26,250	$6.515	$6.46	$87,938

Notes:

(1)	The amounts shown in these columns reflect the threshold, target, and maximum payments under the Company’s AIP, as described on page 17, and the LTIP as described on page 18, respectively. The threshold is 50% of the target in column d and the maximum is 200% of the target in column (d).

(2)	RSUs were granted to the Named Executive Officers pursuant to the Company’s 1999 Incentive Compensation Plan. These RSUs will vest 25% on each of the first four anniversaries of the grant date.

(3)	These amounts include grants of Incentive Stock Options (“ISOs”) under the Company’s 1999 Incentive Compensation Plan. Each option permits the grantee to purchase shares of common stock at their FMV on the date of the grant. These ISOs will vest 25% on each of the first four anniversaries of the grant date. Each option will expire on the seventh anniversary of the grant date or earlier under certain circumstances as outlined in the stock option agreement.

(4)	The closing market price is shown here if it is lower than the exercise price on the grant date. It is lower than the exercise price for all options granted because the exercise prices are equal to the fair market value as defined above in footnote 3.

(5)	These amounts represent the grant date fair value of the awards. Assumptions used in the calculation of these amounts are included in footnotes (1) and (18) of the Company’s audited financial statements for the fiscal year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2010.

2009 Outstanding Equity Awards at Fiscal Year-End

	Option Awards(1)						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
			Equity						Plan	Awards:
			Incentive						Awards:	Market or
			Plan						Number of	Payout of
			Awards:					Market	Unearned	Unearned
			Number of				Number of	Value of	Shares,	Shares,
	Number of	Number of	Securities				Shares or	Shares or	Units or	Units or
	Securities	Securities	Underlying				Units of	Units of	Other	Other
	Underlying	Underlying	Unexercised				Stock that	Stock	Rights	Rights
	Unexercised	Unexercised	Unearned	Option	Option		have not	that have	that have	that
	Options (#)	Options (#)	Options	Exercise	Expiration		Vested	not Vested	not	have not
Name	Exercisable	Unexerciseable	Unexercisable	Price	Date		(4)	(4)	Vested	Vested
	a	b	c	d	e		f	g	h	i

David J. Shea	38,100	0	0	$8.84375	December 12, 2010	(2)	28,315	$189,144
	50,000	150,000	0	$4.04500	December 9, 2015	(3)	40,000	$267,200
	0	100,000	0	$6.51500	December 8, 2016	(3)
John J. Walker	22,500	67,500	0	$4.04500	December 9, 2015	(3)	7,696	$51,409
	0	43,750	0	$6.51500	December 8, 2016	(3)	15,000	$100,200
William P. Penders	30,000	90,000	0	$4.04500	December 9, 2015	(3)	19,241	$128,530
	0	43,750	0	$6.51500	December 8, 2016	(3)	17,500	$116,900
Susan W. Cummiskey	43,800	0	0	$8.84375	December 12, 2010	(2)	6,542	$43,701
	13,750	41,250	0	$4.04500	December 9, 2015	(3)	10,500	$70,140
	0	26,250	0	$6.51500	December 8, 2016	(3)
Scott L. Spitzer	11,250	33,750	0	$4.04500	December 9, 2015	(3)	6,542	$43,701
	0	26,250	0	$6.51500	December 8, 2016	(3)	10,500	$70,140

Notes:

(1)	This portion of the table lists all options granted to the Named Executive Officers that have unexercised shares.

(2)	These options vested at a rate of 50% per year over the first two years of the ten year option term.

(3)	These options vested over a rate of 25% per year over the first four years of the seven year option term.

(4)	This portion of the table lists all restricted stock and RSUs under the 1999 Incentive Compensation Plan including grants made in and prior to 2009. The market value of shares that have not vested was determined by applying a per-share price equal to the closing price of the stock on the last trading day of 2009, which was $6.68.

2009 Options Exercised and Stock Vested

The following Named Executive Officers exercised stock options or had restrictions lapse on shares of restricted stock and RSUs during 2009. The value realized upon vesting of restricted stock and RSUs was calculated using the FMV on the vesting date.

	Option Awards		Stock Awards
			Number of
			Shares
	Number of Shares	Value Realized	Acquired on	Value Realized
	Acquired on Exercise	on Exercise	Vesting(1)	on Vesting
Name	a	b	c	d

David J. Shea	0	$0	7,034 (2)	$45,158
Scott L. Spitzer	0	$0	3,622 (3)	$25,865

Notes:

(1)	These amounts include restricted stock and/or RSUs credited to the Named Executive Officer on outstanding restricted shares under the Company’s dividend reinvestment plan.

(2)	For Mr. Shea, restrictions lapsed on December 14, 2009 with respect to 6,667 shares from his grant on December 14, 2006.

(3)	For Mr. Spitzer, restrictions lapsed on September 21, 2009 with respect to 3,457 shares from his grant on September 21, 2006.

2009 Pension Benefits

The table below shows the present value of accumulated benefits payable to each of the Named Executive Officers, including the number of years of service credited to each such Named Executive Officer, under each of the Bowne Pension Plan (“Pension Plan”) and the Supplemental Executive Retirement Plan (“SERP”), determined using the interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.

Retirement Plan Potential Annual Payments and Benefits

		Number of Years of	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year 2009
a(1)	b(2)	c(3)	d(4)	e(5)

David J. Shea	Pension Plan	2.000	$14,819	0
	SERP	20.000	$6,211,457	0
	Total		$6,226,276	0
John J. Walker	Pension Plan	2.000	$14,788	0
	SERP	4.500	$600,599	0
	Total		$615,387	0
William P. Penders	Pension Plan	23.833	$309,675	0
	SERP	20.000	$2,342,932	0
	Total		$2,652,607	0
Susan W. Cummiskey	Pension Plan	12.833	$187,707	0
	SERP	20.000	$1,770,731	0
	Total		$1,958,438	0
Scott L. Spitzer	Pension Plan	8.667	$113,102	0
	SERP	17.333	$1,507,827	0
	Total		$1,620,929	0

Notes:

(1)	Mr. Spitzer and Ms. Cummiskey are the only Named Executive Officers who have met the age 55 and five years of service criteria and are eligible for early retirement.

(2)	This column reflects the name of the plan.

(3)	The number of years of credited service under the plan as discussed below.

(4)	Actuarial present values are based on the same assumptions used to prepare the financial disclosure information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and are in accordance with generally accepted accounting principles. As of December 31, 2009, discount rates of 6.0% and 4.75% were used in the valuations of the Pension Plan and the SERP, respectively. The discount rate was 6.25% for both plans as of December 31, 2008.

(5)	Amount of payments or benefits paid during the last completed fiscal year.

The Pension Plan is a qualified defined benefit pension plan and provides for a retirement benefit equal to a percentage of average compensation to be paid upon termination of employment on or after normal retirement. Normal retirement means retirement on or after attainment of age 65. The percentage is equal to 1.25% times pre-2003 credited service plus 0.75% times post-2002 (and pre-2008) credited service. For Mr. Penders, the percentage is equal to 1.25% times pre-2008 credited service. Average compensation is defined as the average of the 5 highest consecutive years of compensation in the last 10 years of employment with the Company. Compensation includes base salary, annual cash incentive compensation and commissions but excludes all forms of special pay. The pension plan was amended as of December 31, 2007 to cease benefit accruals under the percentage of average compensation formula described above and to provide future benefit accruals under a cash balance design. Starting January 1, 2008, the Pension Plan established a cash balance account for each executive which will be credited with annual contribution credits equal to 3% of compensation and investment credits equal to the 10-year Treasury Rate plus 25 basis points, such rate not to be less than 2% nor greater than 7%.

The Pension Plan provides for early retirement after attainment of age 55 and completion of 5 years of credited service (or 30 years of service if the executive was hired prior to November 1, 1989). Payments attributable to the pre-2008 accrued benefit that commence prior to age 65 are actuarially reduced to reflect early commencement. An executive whose employment is terminated prior to age 65 because of total and permanent disability may receive an actuarially reduced pension. If an executive terminates employment prior to age 65 and before completing three years of service, no benefit is payable from the Pension Plan. The Pension Plan also provides a death benefit to the beneficiary of an executive who dies after completing at least 5 years of service and prior to the commencement of payments under the Pension Plan. The death benefit is equal to 50% of the pre-2008 benefit the executive was entitled to receive at his date of death assuming the executive elected the 50% joint and survivor annuity option plus 100% of the post-2007 cash balance account balance. The death benefit is payable in a lump sum if the beneficiary is not the executive’s spouse. Participants and spouse beneficiaries can elect optional forms of payment, including a lump sum, on an actuarially equivalent basis.

The SERP is an unfunded nonqualified defined benefit pension plan which was adopted in 1999. The objectives of the SERP are to provide pension credit for compensation that exceeds the limitations imposed by the Internal Revenue Code and to serve as a recruitment tool for mid-career hire executives in lieu of providing significant sign-on bonuses and/or equity grants.

The SERP provides for a target benefit equal to 2.5% of average compensation times years of credited service (not greater than 20 years) to be paid upon retirement at normal retirement. Average compensation is defined as the average of the 5 highest years of compensation in the last 10 years of employment with the Company. Compensation includes base salary plus annual cash incentive compensation determined on an accrual basis. Normal retirement means retirement after attainment of age 62 and completion of 5 years of credited service or completion of 30 years of service, regardless of age. Years of credited service may include up to 15 years of employment with a prior employer if approved by the Chairman and Chief Executive Officer of the Company. In 2004, the SERP was amended to provide that the actual number of years of prior employer service credited may not exceed the actual number of years the participant worked at the Company. Prior employer service is disregarded if an executive terminates employment prior to attainment of age 50. The Named Executive Officers that have been granted prior employer service are Mr. Shea (a maximum of 15 years), Mr. Walker (a maximum of 10 years), Ms. Cummiskey (a maximum of 15 years) and Mr. Spitzer (a maximum of 15 years). The portion of the Present Value of Accumulated Benefit in the table on page 24 attributable to the years of prior service credited for each of the named executive officers are for Mr. Shea $1,153,104 (based on 3.833 years of prior service credit); Mr. Walker $215,560 (based on 3.250 years of prior service credit); Ms. Cummiskey $652,218 (based on 7.167 years of prior service credit); and Mr. Spitzer $726,540 (based on 8.667 years of prior service credit).

Effective January 1, 2010, the target benefit under the SERP for the Chairman and Chief Executive Officer of the Company was amended to 3.0% of the sum of the average of the highest three years of base salary and the average of the highest three years of bonus times years of credited services (not greater than 20 years).

The actual SERP benefit is the excess of the target benefit over the sum of the Pension Plan benefit and the actuarial equivalent of the ratable portion of the prior employer’s benefit for those executives who were granted prior employer service. The ratable portion is determined based on the ratio of the additional years of credited service needed to complete 20 years to the number of years of prior employer service granted. The SERP provides a reduced early pension benefit upon retirement after attainment of age 55 and the completion of 5 years of service. The target benefit, net of any prior employer benefits, is reduced 5% for each year retirement precedes age 62 and then is further reduced by the Pension Plan benefit. An executive who terminates employment after completing 5 years of credited service, but before attainment of age 55 is eligible for a reduced early retirement benefit commencing at age 55; however, any prior employer service is disregarded unless the Company terminates the executive without cause after attainment of age 50. The SERP also provides a pension benefit, commencing at normal retirement, in the event an executive, who has completed at least 5 years of credited service, becomes totally and permanently disabled, as defined in the qualified Pension Plan. The SERP pension benefit for a disabled executive is determined as of normal retirement based on the average compensation as of his or her date of disability with continued credited service granted to normal retirement. The SERP also provides a survivor benefit payable to the beneficiary of an executive who dies in active service or while permanently disabled. The benefit payable to the beneficiary is equal to 50% of the executive’s average compensation as of his or her date of death reduced by the survivor benefit payable from the qualified Pension Plan and this amount is payable in 10 annual installments. The SERP contains a non-competition provision which requires the repayment of any benefits paid under the SERP as well as the forfeiture of any future payments to which the participant is entitled under the SERP if the participant enters into competition with the Company following retirement. For purposes of this provision, entering into competition includes the disclosure of confidential information, investment in a competing business, providing consulting assistance to a competing business, or serving as an officer or director of a competing business.

The SERP contains a change in control provision which provides that if an executive experiences a termination of employment within two years after a change in control, the SERP will make a lump sum distribution of the accumulated supplemental pension benefit calculated assuming benefits commence at age 55 or actual termination of employment, if later. The change in control benefit includes any prior employer service previously granted by the Chairman and Chief Executive Officer of the Company.

2009 Non-Qualified Deferred Compensation

The table below contains information about the DSUs and cash balances credited under the Company’s Long-term Performance Plan and Deferred Award Plan for each of the Named Executive Officers.

DSUs in this table represent the right to receive a like number of shares of Common Stock when the executive retires or terminates employment. A holder of these units may not vote them, but the Company credits him or her with the equivalent of any dividends paid on the Common Stock and converts that amount into additional units. These DSUs are comparable with those awarded under some circumstances to the Company’s non-employee directors, as described on page 30 under the heading “Compensation of Directors.” The Compensation Committee awarded the DSUs shown in this table under two plans described below.

•	Long-Term Performance Plan. This plan was terminated December 31, 2005. Prior to December 31, 2005, each Named Executive Officer participating in the plan was permitted to elect to receive his or her individual award under the plan either in cash or in DSUs, but he or she must take DSUs for any additional award reflecting achievement in excess of the goals.

•	Deferred Award Plan. This plan governs the deferral of other components of executive compensation, again in the form of DSUs. First, under the Company’s AIP, any amount earned in excess of the target incentive award must be paid in the form of DSUs. Second, if the Internal Revenue Code does not permit the Company to take a tax deduction for a particular cash bonus payment, deferral of that payment is mandatory. In both cases, the plan provides that the executive will receive DSUs equivalent in value to 120% of the portion of his or her incentive award which is subject to deferral. Third, if a contribution the Company makes under the 401(k) Savings Plan for the benefit of a particular executive would exceed the limit imposed by the ERISA, then the Company makes only the allowable contribution to the executive’s account and converts the balance into DSUs. In the latter case the Company’s Excess ERISA Plan provides for income taxes on the disallowed portion by awarding DSUs equivalent to 140% of the amount by which the contribution would have exceeded the allowable limit. The 2008 contribution (made in March 2009) was not converted to DSUs and was credited to a deferred account in cash which will be credited with interest at the rate of 120% of the long term applicable federal rate as published by the IRS.

In a case of financial hardship, the Compensation Committee has discretion to make an early distribution from an executive’s account. The distribution in an appropriate case will be the minimum number of shares of Common Stock and/or cash sufficient to cover the hardship. The Compensation Committee also has discretion to revoke any award made under these incentive plans if an executive competes against the Company or discloses confidential information.

2009 Non-Qualified Deferred Compensation

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals/	Aggregate Balance
	Last Fiscal Year	Last Fiscal Year	in Last Fiscal Year	Distributions	at Last Fiscal Year
Name	a(1)	b(2)	c(3)	d(4)	e(5)

David J. Shea	$0	$89,134	$108,917	$0	$617,295
John J. Walker	$0	$31,630	$10,042	$0	$43,983
William P. Penders	$0	$52,328	$33,173	$0	$145,367
Susan W. Cummiskey	$0	$23,346	$30,508	$0	$234,909
Scott L. Spitzer	$0	$22,451	$13,300	$0	$52,351

Notes:

(1)	This column was intentionally left blank.

(2)	This amount reflects the ERISA excess benefit credited in 2009, the FMV of RSUs that vested in 2009 but remain outstanding, and dividends credited to unvested RSUs. The ERISA excess benefit was also reported in the All Other Compensation column of the Summary Compensation Table on page 21. Note that no ERISA excess benefit was provided in 2010 for the 2009 plan year.

(3)	This amount reflects the change in value from the vesting date to the fiscal year-end for DSUs and vested, but outstanding RSUs, and dividends and interest credited to DSUs and vested, but outstanding RSUs. No earnings on non-qualified deferred compensation are considered “above-market” or preferential and, accordingly, no such earnings have been reflected in the Summary Compensation Table.

(4)	This column reflects withdrawals and distributions to employees who have left the Company.

(5)	This amount reflects the market value of the full number of vested, but outstanding RSUs and DSUs credited to each Named Executive Officer. The market value of shares that have not been delivered or vested was determined by applying a per-share price equal to the closing price of the stock on the last trading day of 2009, which was $6.68. The amounts reported in Registrant Contributions in the Last Fiscal Year include amounts reported as All Other Compensation in the Summary Compensation Table as follows, (Mr. Shea — $68,105, Mr. Penders — $30,160, Mr. Walker — $22,763, Ms. Cummiskey — $15,809, and Mr. Spitzer — $14,914).

Termination Protection Agreements

The Company’s continuing Named Executive Officers are entitled to specified benefits 1) upon a change in control of the Company and 2) upon termination following a change in control of the Company. These benefits are provided for under the TPAs, and as specified in the Company’s 1999 Incentive Compensation Plan and accompanying award agreements.

The TPAs provide severance and other benefits if a covered executive’s employment is terminated by the Company without cause, or by the executive for “good reason” at any time within two years and six months following a change in control event.

A change in control is generally defined in the TPA and in the 1999 Incentive Compensation Plan as any of the following:

•	a change in the composition of the Board of Directors within any 12 month period with directors whose appointment or election is not endorsed by a majority of the Board before the date of appointment or election;

•	any person or group acquires ownership of 50% or more of the total fair market value or the total voting power of the Company’s outstanding securities;

•	any person or group acquires ownership within a 12 month period of assets of the Company that have a total gross fair market value of 40% or more of the total gross fair market value of all the assets of the Company immediately before the acquisition(s); or

•	any person or group acquires within a 12 month period ownership of 30% or more of the total voting power of the Company’s outstanding securities.

Good reason is generally defined as a diminution in the executive’s title, duties, responsibilities, status or reporting relationship, the removal from or failure to re-elect to any positions held prior to the change in control, a reduction in base salary or a material change in place of employment.

Benefits provided under the TPAs include the following:

•	Two times the sum of the executive’s base salary and target annual incentive award;

•	A pro rata target incentive award based on the portion of the plan year or performance cycle worked prior to the termination date;

•	An additional one year of service and age under any of the Company’s pension plans;

•	Continuation of welfare (medical, dental, life insurance, disability insurance, and accidental death and dismemberment insurance) benefits for a period of up to two years (less if the executive commences full-time employment within the two year period); and

•	An additional amount to cover the payment by the executive of any excise taxes as well as any income and employment taxes on the additional amount.

The TPAs also provide for the immediate lapsing of exercise restrictions on outstanding stock options and of restrictions on sale of restricted stock or RSUs as of the date of a change in control.

In addition, the Company’s 1999 Incentive Compensation Plan and relevant award agreements provide for:

•	Immediate lapsing of exercise restrictions on outstanding stock options upon a change in control;

•	Immediate lapsing of restrictions on sale of restricted shares; and

•	A determination that, for any awards subject to performance conditions, the performance conditions will be deemed to be met.

Potential Payments Upon Termination After Change in Control

The following table shows the potential payments or other benefits upon termination by the Company without cause, or by the executive for good reason, within the specified period after a change in control for the Company’s Named Executive Officers as of December 31, 2009.

		David J.	John J.	William P.	Susan W.	Scott L.
	Totals	Shea	Walker	Penders	Cummiskey	Spitzer

Contingent Payments(1)
Severance (base and bonus)	$7,800,000	$3,080,000	$1,320,000	$1,400,000	$1,008,000	$992,000
2009 LTIP	$6,097,500	$2,660,000	$1,000,000	$1,000,000	$724,500	$713,000
Continuation of Health & Welfare Benefits	$93,062	$24,314	$3,253	$24,314	$16,867	24,314

Total Contingent Payments	$13,990,562	$5,764,314	$2,323,253	$2,424,314	$1,749,367	$1,729,314
Cash Out Value of Unvested Awards
Stock Options	$1,047,493	$411,750	$185,084	$244,370	$113,025	$93,264
Restricted Stock	$1,081,058	$456,351	$151,609	$245,430	$113,834	$113,834

Total Contingent Equity Awards	$2,128,551	$868,101	$336,693	$489,800	$226,859	$207,098
Value of Gross Up Payment to Executive	$6,946,188	$2,888,338	$1,249,667	$1,069,729	$810,237	$928,216
Defined Benefit Pension Lump Sum Payment	$16,369,764	$8,395,886	$1,192,067	$2,097,341	$2,390,879	$2,293,591

Total Value of Separation Payments	$39,435,065	$17,916,639	$5,101,680	$6,081,184	$5,177,342	$5,158,219

Notes

(1)	Data represents the maximum aggregate amount as allowed by TPA. Maximum allowance amount was used for determining the value of gross-up payment to executives and may therefore overstate these values. The amounts listed above also do not include the value of outplacement services that the Company would expect to provide.

Cash Out Value of Acceleration of Equity and Incentive Awards on Change in Control

The following table provides the potential amounts payable to the Named Executive Officers due to the acceleration of vesting and/or payment of stock options, RSU and LTIP awards if a change of control would have occurred. In cases of termination of employment not in connection with a change in control, amounts payable to executives, other than Mr. Walker who is not fully vested, are limited to the amounts shown in the Present Value of Accumulated Benefit column of the Retirement Plan Potential Annual Payments and Benefits Table on page 24 and the Aggregate Balance at Last Fiscal Year column of the Non-Qualified Defined Contribution and Other Deferred Compensation Plans Table on page 27.

		David J.	John J.	William P.	Susan W.	Scott L.
	Totals	Shea	Walker	Penders	Cummiskey	Spitzer

Contingent Payments
2009 LTIP	$6,097,500	$2,660,000	$1,000,000	$1,000,000	$724,500	$713,000
Cash Out Value of Unvested Awards
Stock Options	$1,047,493	$411,750	$185,084	$244,370	$113,025	$93,264
Restricted Stock	$1,081,058	$456,351	$151,609	$245,430	$113,834	$113,834

Total Contingent Equity Awards	$2,128,551	$868,101	$336,693	$489,800	$226,859	$207,098
Value of Gross Up Payment to Executive	$0	$0	$0	$0	$0	$0

Total Value of Separation Payments	$8,226,051	$3,528,101	$1,336,693	$1,489,800	$951,359	$920,098

Compensation of Directors

Directors who are employees of the Company (currently, Mr. Shea) receive no fees for Board and committee service. Except as described below with respect to Mr. Crosetto, each non-employee director received during 2009 a $120,000 annual retainer payable in quarterly installments following each fiscal quarter. The Presiding Director receives an additional annual retainer of $25,000 payable in quarterly installments following each fiscal quarter. Non-employee members of the Audit Committee receive an additional retainer of $10,000 per year, or $20,000 in the case of the chairman of that committee. Members of the Executive Committee receive an additional retainer of $8,000 per year, or $16,000 in the case of the chairman of that committee. The members of the Nominating Committee as well as the non-employee members of the Compensation Committee receive an additional retainer of $5,000 per year, or $10,000 in the case of the chairman of the committee. Directors who are not employees also receive a fee of $1,000 for each Board meeting attended. When directors take action by written consent without a formal meeting, they receive no compensation for that service.

In connection with Mr. Crosetto’s retirement as an executive of the Company in 2003, the Company signed a two-year consulting agreement with Mr. Crosetto. The consulting agreement was renewed in 2005 for one year ending December 31, 2006 and again in 2006 and 2008, each a renewal for a two-year term ending December 31, 2008 and December 31, 2010, respectively. Pursuant to the renewed consulting agreement, Mr. Crosetto continues as a member of the Board and provides the Company and its affiliates with assistance in sales and marketing and with other projects. In consideration of these services and non-competition provisions, Mr. Crosetto receives $255,000 in annual consulting fees and reimbursement for reasonable business-related expenses. The consulting agreement also provides that the consulting fees are in lieu of Board retainers and fees.

The Company has encouraged its Board members to hold substantial equity interests by requiring each director to defer at least $85,000 of the annual Board of Directors retainer and by permitting each director, on an annual basis, to elect voluntary deferral of some or all of the remaining fees and retainers. Until December 31, 2007, directors could choose either non-qualified stock options or DSUs in place of cash. After December 31, 2007, directors may elect to defer fees and retainers in DSUs only, as long as they notify the company of their decision before the year begins. For 2009, eight of the directors made voluntary deferrals of some or all of their compensation. The Stock Plan for Directors and the 1999 Stock Incentive Plan govern these deferrals of compensation.

DSUs represent the right to receive a like number of shares of Common Stock at a future date, subject to distribution rules. DSUs earn the equivalent of the Company’s dividends, which are paid in cash, but they do not confer voting rights. The Company further encourages deferral by adding a 20% match to any Board of Directors and committee compensation that a director voluntarily defers, but not that portion of the annual Board of Directors retainer which he or she must defer. The fair market value of the Common Stock for each day of the three day period following the date the DSU is granted is the value the Company uses in converting Board of Directors compensation for retainer payments or attendance fees earned during a calendar quarter into DSUs. When a non-employee director retires from the Board of Directors, the Company will issue him or her shares equal in number to the DSUs accrued through the retirement date. The Company normally distributes these shares in two installments within fifteen months following the director’s retirement.

For the first quarter of 2009, all of the directors’ deferred compensation, including both the portion that was mandatorily deferred and the portion the director previously may have elected to defer and convert into DSUs, was credited as a cash-based deferral. Any portion of the directors’ compensation that was voluntarily deferred was also credited with a 20% match. All amounts deferred in cash are credited with interest at the rate of 120% of the long term applicable federal rate as published by the IRS. All cash deferrals and credited interest upon the deferrals will be paid when a non-employee director retires from the Board of Directors. In May 2009, the Nominating Committee approved changes to the deferral arrangements for directors, reinstituting deferrals in DSUs, but subject to a maximum number of DSUs that can be issued in a calendar year to any one director of 12,000. If the maximum number of DSUs is issued to satisfy a director’s mandatory and voluntary deferrals, any additional deferred amounts will be credited as a cash-based deferral, with interest credited as described above.

As a further measure to increase equity participation by the Board of Directors and better align the directors’ interests with those of other stockholders, a new non-employee director who joins the Board of Directors receives an award of DSUs equivalent in market value to $30,000. This one-time award vests over the director’s first four years of Board service, and the Company will then issue the corresponding Common Stock when the director retires from Board service.

The Company has stock ownership guidelines that are designed to increase linkage between shareholders and non-employee directors, as well as senior executives, through retention of stock. The Company also reimburses reasonable travel expenses, that its directors incur in attending Board of Directors and committee meetings and fees and expenses in connection with director continuing education.

2009 Director Compensation Table

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	a(1)	b(2)	c(3)	d(4)	e(4)	f	g

Carl J. Crosetto	$0	$0	$0	$0	$0	$255,000 (5)	$255,000
Douglas B. Fox	$104,197	$45,223	$0	$0	$0		$149,420
Marcia Hooper	$106,448	$46,952	$0	$0	$0		$153,400
Philip E. Kucera	$83,019	$52,381	$0	$0	$0		$135,400
Stephen V. Murphy	$113,000	$48,900	$0	$0	$0		$161,900
Gloria M. Portela	$92,297	$47,453	$0	$0	$0		$139,750
H. Marshall Schwarz	$152,431	$32,169	$0	$0	$0		$184,600
Lisa A. Stanley	$82,186	$62,814	$0	$0	$0		$145,000
Vincent Tese	$111,112	$45,888	$0	$0	$0		$157,000
Richard West	$110,949	$44,551	$0	$0	$0		$155,500

Notes:

(1)	This column includes annual retainers, committee retainers, and Board meeting fees paid in cash or voluntarily deferred into DSUs, including the 20% Company match on fees voluntarily deferred into DSUs or cash. The amounts voluntarily deferred are as follows: Mr. Fox, $34,200; Ms. Hooper, $57,000, Mr. Kucera, $42,000, Mr. Murphy $33,500, Ms. Portela, $46,000, Mr. Schwarz, $83,000; Mr. Tese, $60,000; and Mr. West, $58,750. All other amounts in this column were paid in cash.

(2)	This column reflects the value of the portion of the annual retainer that is required to be deferred into DSUs, as well as the Company’s 20% match on all fees voluntarily deferred. These amounts represent the full grant date fair value for awards made in 2009; the expense for these awards has been recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnotes (1) and (18) to the Company’s audited financial statements for the year ended December 31, 2009 which is included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2010.

(3)	No stock options were granted to directors in the fiscal year ended December 31, 2009.

(4)	These columns were intentionally left blank. The Board of Directors does not receive non-equity incentive plan compensation, pension, or “above-market” or preferential nonqualified deferred compensation earnings.

(5)	Mr. Crosetto received an annual consulting fee of $255,000, in lieu of Board of Director retainers and fees, as previously explained.

		Number of
		Securities Underlying
	Number of	Unexercised Options
	Vested DSUs at Last	Exercisable at Last
	Fiscal Year End(1)	Fiscal Year End(2)

Carl J. Crosetto	0	85,000
Douglas B. Fox	49,635	42,572
Marcia Hooper	29,960	26,275
Philip E. Kucera	25,912	98,000
Stephen V. Murphy	31,705	0
Gloria M. Portela	54,166	27,129
H. Marshall Schwarz	91,162	80,020
Lisa A. Stanley	51,759	26,500
Vincent Tese	67,454	85,786
Richard R. West	80,934	51,819

(1)	This column represents the aggregate number of vested DSUs held by each director at the end of the fiscal year. Included in these figures are shares that were either required to be deferred or were voluntarily deferred in 2009, the values of which are reported in the Directors Compensation Table above.

(2)	This column represents the aggregate number of stock options held by each director at the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 15, 2010, there were 40,095,996 shares of the Company’s common stock outstanding.

Securities Ownership of Certain Beneficial Owners

The Company does not know of any individual who is the beneficial owner of more than 5% of the Company’s common stock that was outstanding as of March 15, 2010. The only institutional investors known to have held more than 5% of the Company’s common stock on that date are set forth in the following table which shows each firm’s percentage of shares actually outstanding on March 15, 2010. This information is derived from the most recent reports on Schedule 13G, as filed for each such firm with the SEC before March 15, 2010.

		Amount of		Nature of
		Beneficial	Percent of	Beneficial
Stockholder	Address	Ownership	Outstanding	Ownership

Dimensional Fund Advisors LP(1)	Palisades West Bldg 1, 6300 Bee Cave Rd Austin, TX 78746	2,324,824	5.80%	sole voting and dispositive power
Robeco Investment Management, Inc.(2)	909 Third Ave New York, NY 10022	2,521,282	6.30%	shared voting and dispositive power
Capital World Investors(3)	333 South Hope Street Los Angeles, CA 90071	2,600,000	6.50%	sole voting and dispositive power
BlackRock, Inc.(4)	40 East 52nd Street, New York, NY, 10022	2,990,875	7.50%	sole voting & dispositive power

Notes:

(1)	Dimensional Fund Advisors Inc. is an investment advisor and serves as an investment manager of certain funds. The number shown in the Amount of beneficial ownership column represents the total number of shares of its common stock.

(2)	Robeco Investment Management, Inc. is an investment advisor. The numbers shown in the Amount of beneficial ownership column represents the total number of shares of its common stock.

(3)	Capital World Investors. (“Capital”) is an investment advisor. The clients of Capital have the right to receive or the power to direct the receipt of dividends, or the proceeds from the sale of its common stock.

(4)	BlackRock, Inc. (“Blackrock”) is an investment advisor. The clients of BlackRock have the right to receive or the power to direct the receipt of dividends, or the proceeds from the sale of its common stock.

Stock Ownership of Management

The following table shows the number of shares of the Company’s common stock owned by each member of the board of directors and each of its Named Executive Officers (as previously defined), as of March 15, 2010. The table also includes the aggregate number of shares of common stock owned beneficially, as a group, by the directors and corporate officers. The following table assumes that an individual beneficially owns any shares which he or she may acquire by exercising options which are exercisable within 60 days after March 15, 2010, by converting stock equivalents or by withdrawing from an employee benefit plan, even if that individual has not yet made the exercise, conversion or withdrawal of the stock.

No individual listed in the following table beneficially owned more than 1% of the common stock outstanding on March 15, 2010 (including for this purpose shares subject to stock options which will become exercisable within 60 days after March 15, 2010). The number of shares listed in the following table as beneficially owned for all directors and officers as a group is 5.31% of the Company’s common stock outstanding as of March 15, 2010.

Beneficial Ownership(1)
Name or group
Carl C. Crosetto	119,779	(2)
Susan W. Cummiskey	132,831	(3)
Douglas B. Fox	110,816	(4)
Philip E. Kucera	205,035	(5)
Marcia J. Hooper	56,509	(6)
Stephen V. Murphy	31,995	(7)
William P. Penders	135,667	(8)
Gloria M. Portela	83,840	(9)
H. Marshall Schwarz	170,703	(10)
David J. Shea	381,428	(11)
Scott L. Spitzer	63,579	(12)
Lisa A. Stanley	269,369	(13)
Vincent Tese	147,356	(14)
John J. Walker	91,523	(15)
Richard R. West	186,853	(16)
All directors and corporate officers as a group	2,296,588	(17)

Notes:

(1)	The beneficial ownership reported in the table is direct unless otherwise noted. The Company understands that each individual named has sole power to vote or to dispose of the shares. The shares reported in the table include these forms of ownership:

•	Shares of common stock beneficially owned as of March 15, 2010, either on the records of the Company or in street name,

•	Shares subject to stock options exercisable as of March 15, 2010, or which will become exercisable within 60 days after March 15, 2010,

•	Shares owned indirectly through the Bowne Stock Fund in the 401(k) Savings Plan, determined March 15, 2010,

•	RSUs awarded to individual executives under the 1999 Incentive Compensation Plan who are eligible for retirement on March 15, 2010, or which will become vested within 60 days of March 15, 2010,

•	DSUs awarded to individual executives under the Long-Term Performance Plan or the Deferred Award Plan, and

•	DSUs credited to individual non-employee directors under the Stock Plan for Directors or the 1999 Incentive Compensation Plan, including units resulting from the conversion of cash retirement benefits that accrued to individual directors prior to the effective date of the Stock Plan for Directors, as well as units resulting from the one-time award made to each director elected after the Stock Plan for Directors went into effect in 1997.

The table assumes that all DSUs are fully distributed and may be converted into common stock within 60 days after the record date, and that cash dividends payable on DSUs through March 15, 2010, have been reinvested in additional shares.

2)	Includes 34,779 shares owned and options to purchase 85,000 shares.

3)	Includes 42,793 shares owned, options to purchase 57,550 shares, 4,250 RSUs, 27,104 DSUs, and 1,134 shares held in the Bowne Stock Fund in the 401(k) Savings Plan.

4)	Includes 18,155 shares owned, options to purchase 42,572 shares and 50,089 DSUs under the Stock Plan for Directors.

5)	Includes 80,886 shares owned, options to purchase 98,000 shares and 26,149 DSUs under the Stock Plan for Directors.

6)	Includes options to purchase 26,275 shares and 30,234 DSUs under the Stock Plan for Directors.

7)	Includes 31,995 DSUs under the Stock Plan for Directors.

8)	Includes 76,423 shares owned, options to purchase 30,000 shares, 8,962 DSUs, and 20,282 shares held in the Bowne Stock Fund in the 401(k) Savings Plan.

9)	Includes 2,050 shares owned, options to purchase 27,129 shares, and 54,661 DSUs under the Stock Plan for Directors.

10)	Includes 5,187 shares owned, options to purchase 73,520 shares, and 91,996 DSUs under the Stock Plan for Directors.

11)	Includes 156,113 shares owned, options to purchase 88,100 shares, 62,761 DSUs and 74,454 shares held in the Bowne Stock Fund in the 401(k) Savings Plan.

12)	Includes 45,441 shares owned, options to purchase 11,250 shares, 4,250 RSUs, 2,485 DSUs, and 153 shares held in the Bowne Stock Fund in the 401(k) Savings Plan.

13)	Includes 197,135 shares owned, options to purchase 20,000 shares, and 52,234 DSUs under the Stock Plan for Directors.

14)	Includes options to purchase 79,286 shares, and 68,070 DSUs under the Stock Plan for Directors.

15)	Includes 57,241 shares owned, options to purchase 22,500 shares, 346 DSUs and 11,436 shares held in the Bowne Stock Fund in the 401(k) Savings Plan.

16)	Includes 59,860 shares owned, 45,319 options to purchase shares, and 81,674 DSUs under the Stock Plan for Directors.

17)	This group consists of 18 individuals. The shares reported in the table for the group include 80,690 shares owned by three corporate officers not named in the table, with options to purchase 18,750 shares, 5,465 DSUs, and 4,400 shares held in the Bowne Stock Fund of the 401(k) Savings Plan for the benefit of two of the three corporate officers not named in the table.

Item 13.	Certain Relationships and Related Transactions

Director Independence

It is the Board of Directors’ objective that at least a majority of the Board of Directors should consist of independent directors. For a director to be considered independent, the Board of Directors must determine that the director does not have any direct or indirect material relationship with the Company. The Board of Directors maintains categorical standards to assist it in determining director independence, which are consistent with the Exchange listing rules. The categorical standards are part of our corporate governance guidelines and are set forth on the Company’s website (www.bowne.com). In evaluating director independence, the Board considered the following: Mr. Shea is currently an executive of the Company; and Mr. Crosetto is formerly an executive of the Company and is currently a consultant to the Company. The Board of Directors has determined that the following nine directors satisfy the Exchange’s independence requirements and Bowne’s categorical standards as described above: Mr. Fox, Ms. Hooper, Mr. Kucera, Mr. Murphy, Ms. Portela, Mr. Schwarz, Ms. Stanley, Mr. Tese and Mr. West.

Related Party Transactions Policy

The Company has adopted a Related Party Transactions Policy which includes procedures for the review, approval and ratification of certain related party transactions. A copy of the Related Party Transactions Policy is available on our website (www.bowne.com). Under the policy, each related party transaction, and any material amendment or modification to a related party transaction, are reviewed and approved or ratified by the Nominating Committee, or, alternatively by any other committee of the Board of Directors composed solely of independent directors who are disinterested, or by the disinterested members of the Board of Directors. For any employment relationship or transaction involving an executive officer, any related compensation must be approved by the Compensation Committee, or approved by the Board of Directors upon the recommendation of the Compensation Committee for its approval. A related party must disclose to the General Counsel any proposed related party transaction of which that person is aware and disclose all material facts with respect thereto. The General Counsel will communicate such information to the Board and its committees in accordance with this policy.

Item 14.	Principal Accounting Fees and Services

Audit Committee Pre-Approval Policies And Procedures

Consistent with Securities and Exchange Commission policies regarding auditor independence, the Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee, who is an independent director, has been delegated the authority by the Committee to pre-approve the engagement of the independent auditors if the fees for the service are estimated to be less than $50,000, unless the cumulative amount of fees for previously approved services exceeds 30% of the projected annual audit service fees, in which case pre-approval by the entire Audit Committee is required. Each quarter, the Audit Committee reviews the services provided by the independent auditor during the previous quarter as well as the services that were pre-approved by the Chairman of the Audit Committee during the quarter. All services provided by the Company’s independent auditors in 2009 and 2008 were pre-approved by the Audit Committee or its chairman in accordance with the Company’s policy.

Change In Accountant

On June 15, 2009, the Company’s Audit Committee notified KPMG LLP that they would no longer be engaged as Bowne’s principal independent accountants for the Registrant, and based on the recommendation of the Audit Committee, the Company approved the decision to engage Crowe Horwath LLP as its new principal independent accountants for the Registrant for 2009.

Audit Services And Fees

The professional services provided by the principal independent accountants and the aggregate fees for those services rendered during the years ended December 31, 2009 and 2008 were as follows:

Audit Fees:

The aggregate fees billed by Crowe Horwath LLP for audit services for the year ended December 31, 2009 was $587,800.

The aggregate fees billed by KPMG LLP for audit services for the year ended December 31, 2008 was $1,720,712. The aggregate fees billed for audit services for the year ended December 31, 2008 include $238,075 for additional services related to the completion of the 2007 audit of the Company’s financial statements, which were billed and paid during 2008.

Audit services include the audit of the financial statements included in the Company’s annual reports on Form 10-K, the audit of the effectiveness of the Company’s internal control over financial reporting, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits of the Company’s foreign subsidiaries, and other services normally provided by the independent auditor in connection with statutory and regulatory filings.

Audit-Related Fees:

The aggregate fees billed by Crowe Horwath LLP for audit-related services during the year ended December 31, 2009 was $71,200. Audit-related services for the year ended December 31, 2009 include audits of the financial statements of the Company’s employee benefit plans and procedures performed related to the Company’s equity offering that occurred in August 2009.

The aggregate fees billed by KPMG LLP for audit-related services during the year ended December 31, 2008 was $140,500. Audit-related services for the year ended December 31, 2008 include audits of the financial statements of the Company’s employee benefit plans.

Tax Fees:

There were no separate tax services performed by Crowe Horwath LLP during the year ended December 31, 2009. Tax services performed by Crowe Horwath LLP related to the 2009 audit were included in the audit fees above.

The aggregate fees billed by KPMG LLP for tax compliance services during the year ended December 31, 2008 were $75,511. Tax compliance services include the review of the Company’s international tax returns and assistance with tax audits. The aggregate fees billed by KPMG LLP for tax consulting and advisory services during the year ended December 31, 2008 were $45,468. Tax consulting and advisory services include advice and planning related to state, local and foreign taxes.

All Other Fees:

There were no other services performed by Crowe Horwath LLP or KPMG LLP during the years ended December 31, 2009 and 2008 that were not included in the above categories.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(3) Exhibits:

Exhibit
Number		Description

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bowne & Co., Inc.

By:	/s/ David J. Shea
David J. Shea
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: April 20, 2010

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ David J. Shea (David J. Shea)	Chairman of the Board and Chief Executive Officer	April 20, 2010

* (John J. Walker)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 20, 2010

* (Richard Bambach, Jr.)	Vice President and Corporate Controller (Principal Accounting Officer)	April 20, 2010

* (Carl J. Crosetto)	Director	April 20, 2010

* (Douglas B. Fox)	Director	April 20, 2010

* (Marcia J. Hooper)	Director	April 20, 2010

* (Philip E. Kucera)	Director	April 20, 2010

* (Stephen V. Murphy)	Director	April 20, 2010

* (Gloria M. Portela)	Director	April 20, 2010

Signature	Title	Date

* (H. Marshall Schwarz)	Director	April 20, 2010

* (Lisa A. Stanley)	Director	April 20, 2010

* (Vincent Tese)	Director	April 20, 2010

* (Richard R. West)	Director	April 20, 2010

*By /s/ David J. Shea David J. Shea Attorney-in-fact