Form 10-Q
period 2010-03-31
BOWNE & CO INC
filed 2010-05-05
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 40,102,740 shares of Common Stock outstanding as of May 1, 2010.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	26

PART II
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands, except per
	share data)

Revenue	$177,060	$169,105
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	114,609	110,070
Selling and administrative (exclusive of depreciation and amortization shown below)	46,532	46,085
Depreciation	6,847	7,401
Amortization	1,367	1,367
Restructuring, integration and asset impairment charges	4,019	6,585
Acquisition related expenses	2,925	—

	176,299	171,508

Operating income (loss)	761	(2,403)
Interest expense	(979)	(867)
Other (expense) income, net	(321)	743

Loss from continuing operations before income taxes	(539)	(2,527)
Income tax benefit	106	659

Loss from continuing operations	(433)	(1,868)
Loss from discontinued operations, net of tax	(145)	(92)

Net loss	$(578)	$(1,960)

Loss per share from continuing operations:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)
Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Total loss per share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)
Dividends per share (2010 dividends were paid in cash, 2009 were paid in stock)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Net loss	$(578)	$(1,960)
Amortization of unrecognized pension adjustments, net of taxes of $394 and $473 for 2010 and 2009, respectively	555	667
Foreign currency translation adjustments	594	(1,427)
Net unrealized loss from marketable securities during the period, net of taxes of $13 and $4 for 2010 and 2009, respectively	(18)	(5)

Comprehensive income (loss)	$553	$(2,725)

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share
	information)

ASSETS
Current assets:
Cash and cash equivalents	$23,652	$22,061
Marketable securities	228	210
Accounts receivable, less allowances of $4,559 (2010) and $4,554 (2009)	136,219	105,067
Inventories	38,361	26,831
Prepaid expenses and other current assets	38,968	46,702

Total current assets	237,428	200,871
Marketable securities, noncurrent	2,883	2,920
Property, plant and equipment at cost, less accumulated depreciation of $275,867 (2010) and $269,490 (2009)	114,911	117,218
Other noncurrent assets:
Goodwill	51,161	51,076
Intangible assets, less accumulated amortization of $13,646 (2010) and $12,273 (2009)	35,039	36,397
Deferred income taxes	43,534	40,817
Other	9,798	11,575

Total assets	$494,754	$460,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,584	$8,559
Accounts payable	55,455	47,243
Employee compensation and benefits	24,133	25,575
Accrued expenses and other obligations	33,498	34,973

Total current liabilities	121,670	116,350
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	33,635	5,719
Deferred employee compensation	67,980	66,943
Deferred rent	18,737	18,813
Other	2,300	1,582

Total liabilities	244,322	209,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01, issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, issued 44,216,895 shares and outstanding 40,098,496 shares, net of treasury shares of 4,118,399 (2010); issued 44,216,895 shares and outstanding 40,084,752 shares, net of treasury shares of 4,132,143 (2009)	442	442
Additional paid-in capital	33,224	32,699
Retained earnings	290,164	293,040
Treasury stock, at cost, 4,118,399 shares (2010) and 4,132,143 shares (2009)	(54,957)	(55,140)
Accumulated other comprehensive loss, net	(18,441)	(19,574)

Total stockholders’ equity	250,432	251,467

Total liabilities and stockholders’ equity	$494,754	$460,874

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(578)	$(1,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	145	92
Depreciation	6,847	7,401
Amortization	1,367	1,367
Asset impairment	1,979	287
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(27,558)	(27,671)
Net cash used in operating activities of discontinued operations	(307)	(157)

Net cash used in operating activities	(18,105)	(20,641)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(5,692)	(2,798)
Other	22	(160)

Net cash used in investing activities	(5,670)	(2,958)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs (2009)	28,000	27,976
Payment of borrowings under revolving credit facility and capital lease obligations	(196)	(5,209)
Payment of cash dividends	(2,298)	—
Proceeds from stock options exercised	12	—
Other	10	—

Net cash provided by financing activities	25,528	22,767

Effects of exchange rates on cash flows and cash equivalents	(162)	(283)

Net increase (decrease) in cash and cash equivalents	1,591	(1,115)
Cash and cash equivalents, beginning of period	22,061	11,524

Cash and cash equivalents, end of period	$23,652	$10,409

Supplemental Cash Flow Information:
Cash paid for interest	$478	$196

Net cash refunded for income taxes	$(7,718)	$(9,556)

See Notes to Condensed Consolidated Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the full year.

Note 2.	Merger Agreement with R.R. Donnelley

On February 23, 2010, Bowne & Co., Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley (“Merger Sub”). The Merger Agreement was approved by the Boards of Directors of the parties to the Merger Agreement.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of R.R. Donnelly. In the Merger, each outstanding share of common stock of the Company, other than those held by the Company or its subsidiaries, or owned by R.R. Donnelley or Merger Sub and those with respect to which dissenters rights are properly exercised, will be cancelled and converted into the right to receive cash in the amount of $11.50 per share.

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

The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the Merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of agreed upon amounts, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

During the first quarter of 2010, the Company recorded approximately $2.9 million of expenses related to the Merger with R.R. Donnelley. These expenses primarily consist of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three months ended March 31, 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding improving disclosure about fair value measurements, which amends the existing disclosure requirements under fair value measurements and disclosures by adding required disclosure about items transferring into and out of Levels 1 and 2 fair value measurements; adding separate disclosure about purchases, sales, issuances, and settlements relative to the Level 3 fair value measurements; and clarifying certain aspects of the existing disclosure requirements. This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which is effective for years beginning after December 15, 2010, and for interim periods within those fiscal years. This ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the ASU requires comparative disclosures only for periods ending after the initial adoption. The Company adopted the first component of the disclosure requirement under this ASU during the first quarter of 2010. Its adoption did not have a significant impact on the Company’s financial statements. In addition, the Company will adopt the latter part of the disclosure requirement under this ASU in the first quarter of 2011, and does not anticipate its adoption will have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued an ASU regarding amendments to certain recognition and disclosure requirements related to subsequent events, which amends the previously issued standard regarding the accounting for subsequent events. This ASU removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This ASU was effective immediately, which the Company adopted in its Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Its adoption did not have a significant impact on the Company’s financial statements.

Note 4. —	Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of March 31, 2010.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	March 31, 2010
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$23,652	$23,652	$23,652	$—	$—
Marketable securities, current	228	228	228	—	—
Marketable securities, noncurrent(2)	2,883	2,883	—	—	2,883

Total financial assets	$26,763	$26,763	$23,880	$—	$2,883

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$8,063	$8,307	$—	$8,307	$—
Senior revolving credit facility(4)	33,000	33,000	—	33,000	—

Total financial liabilities	$41,063	$41,307	$—	$41,307	$—

(1)	Included in cash and cash equivalents is money market funds of $3,229 as of March 31, 2010.

(2)	The amount represents the Company’s investments in auction rate securities as of March 31, 2010, which is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements.

(3)	The carrying value of the Notes have been adjusted to reflect the adoption of accounting guidance for convertible debt instruments, which is discussed in more detail in Note 1 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In addition, the carrying value of the Notes are shown net of debt discounts, and are classified as current liabilities as of March 31, 2010.

(4)	The carrying value represents the borrowings outstanding under the Company’s revolving credit facility, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

A reconciliation of the beginning and ending balance for the Company’s investments in marketable securities using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 was as follows:

Balance as of December 31, 2009	$2,920
Transfer in/(out) of level 3	—
Unrealized loss (before income taxes) included in other comprehensive income	(37)

Balance as of March 31, 2010	$2,883

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of March 31, 2010: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the Company’s noncurrent marketable securities are carried at estimated fair value as calculated by the Company using a discounted cash flow model (income approach) based on current yields and other known market data; (iii) the carrying value of the liabilities under the Company’s revolving credit agreement approximates fair value as of March 31, 2010, since this facility has a variable interest rate similar to those that are currently available to the Company, and is reflective of current market conditions; and (iv) the fair value of the Company’s Notes was calculated using a discounted cash flow model (income approach) based on published corporate bond rates for similar debt without conversion features as of March 31, 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Marketable securities as of March 31, 2010 and December 31, 2009 consist primarily of investments in auction rate securities of approximately $2.9 million. Uncertainties in the credit markets have prevented the Company and other investors from liquidating these auction rate securities in recent auctions. Accordingly, the Company still holds these auction rate securities and is receiving interest at comparable rates for similar securities.

The Company’s investments in auction rate securities had a par value of approximately $3.1 million as of March 31, 2010, and are insured against loss of principal and interest. There were no auction rate securities liquidated during the three months ended March 31, 2010. Due to the uncertainty in the market as to when these auction rate securities will be refinanced or the auctions will resume, the Company has classified the auction rate securities as noncurrent assets as of March 31, 2010 and December 31, 2009, respectively. The total unrealized loss related to the auction rate securities was $217 ($132 after tax), of which $37 ($22 after tax) was included as a component of other comprehensive income (loss) for the three months ended March 31, 2010. The total unrealized loss related to the auction rate securities as of December 31, 2009 was $180 ($110 after tax).

Note 6.	Stock-Based Compensation and Long-Term Incentive Plan

In accordance with the FASB standard regarding share-based payments, the Company measures the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. There were no stock options granted during the three months ended March 31, 2010. The weighted-average fair value of stock options granted during the three months ended March 31, 2009 was $1.41. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three months ended March 31, 2009:

Three Months
Ended
March 31, 2009

Expected dividend yield	3.50%
Expected stock price volatility	66.1%
Risk-free interest rate	2.3%
Expected life of options	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with the FASB standard, the Company recorded compensation expense for the three months ended March 31, 2010 and 2009 net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $227 and $663 for the three months ended March 31, 2010 and 2009, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of March 31, 2010, there was approximately $1,431 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.53 years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in more detail in Note 18 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company recognized approximately $457 of compensation expense in March 2009 related to the accelerated vesting of the nonvested portion of the stock options voluntarily surrendered by certain executive officers of the Company during the first quarter of 2009. No additional compensation was provided to these officers in return for surrendering these stock options.

Stock Option Plans

The Company has two stock incentive plans, a 1999 Plan (which was amended in May 2006) and a 2000 Plan, which are described in more detail in Note 18 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The details of the stock option activity for the three months ended March 31, 2010 are as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2010	2,071,501	$8.59
Granted	—	$—
Exercised	(3,750)	$3.23
Forfeited/Cancelled	(40,500)	$11.75

Outstanding as of March 31, 2010	2,027,251	$8.54	$7,608
Exercisable as of March 31, 2010	1,090,626	$11.64	$1,716

The total intrinsic value of the stock options exercised during the three months ended March 31, 2010 was $30. The amount of cash received from the exercise of stock options during the three months ended March 31, 2010 was $12. There were no stock options exercised during the three months ended March 31, 2009. The tax benefit recognized related to compensation expense for stock options amounted to $47 and $56 for the three months ended March 31, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $10 for the three months ended March 31, 2010.

The following table summarizes weighted-average option exercise price information as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.49 - $10.31	1,282,145	5 years	$5.27	353,020	$6.39
$10.32 - $11.99	42,732	3 years	$10.69	42,732	$10.69
$12.00 - $14.00	441,289	1 years	$13.72	439,789	$13.72
$14.01 - $15.77	227,165	3 years	$15.19	223,665	$15.19
$15.78 - $19.72	33,920	6 years	$17.53	31,420	$17.58

	2,027,251	4 years	$8.54	1,090,626	$11.64

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock option awards as of March 31, 2010:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2010	964,500	$2.26
Granted	—	$—
Vested	(27,875)	$2.13
Forfeited	—	$—

Nonvested stock options as of March 31, 2010	936,625	$2.26

Total compensation expense recognized for stock options that vested during the three months ended March 31, 2010 and 2009 amounted to $4 and $536, respectively. The decrease in compensation expense recognized for stock options that vested during the three months ended March 31, 2010 as compared to the same period in 2009 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of March 31, 2010 and December 31, 2009, the amounts included in stockholders’ equity for these units were $6,538 and $6,241, respectively. As of March 31, 2010 and December 31, 2009, there were 686,127 and 648,399 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,691 and $1,874 as of March 31, 2010 and December 31, 2009, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of March 31, 2010 and December 31, 2009, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of March 31, 2010 and December 31, 2009, there were 147,084 and 160,287 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $300 and $3 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2009, the portion of directors’ compensation that was previously deferred in stock was credited as a cash-based deferral rather than stock. The deferral of directors’ compensation in stock was reinstituted during the second quarter of 2009.

Restricted Stock Units

In accordance with the 1999 Incentive Compensation Plan, the Company granted certain senior executives restricted stock units (“RSUs”). These awards have various vesting conditions and are subject to certain terms and

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions in accordance with the agreements. The fair value of the awards is determined based on the fair value of the Company’s stock at the date of grant and is charged to compensation expense over the requisite service periods.

As of March 31, 2010, there were 239,000 total RSUs outstanding, which includes 185,250 nonvested RSUs and 53,750 vested but unissued RSUs. The vested RSUs will be issued upon the earliest of either the vesting of the final tranche of each grant or the employee’s termination of employment (under certain circumstances). As of December 31, 2009, there were 239,000 RSUs outstanding, which included 209,625 nonvested RSUs and 29,375 vested but unissued RSUs.

A summary of the restricted stock activity as of March 31, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2010	209,625	$9.39
Granted	—	$—
Vested	(24,375)	$12.91
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2010	185,250	$8.93

There are 2,020 stock equivalents that have been earned through dividend reinvestments on the RSUs through March 31, 2010. These stock equivalents are unvested, and will only be paid upon the vesting of the final tranche of each RSU grant. These amounts are not included in the totals above.

Compensation expense related to RSUs amounted to $193 and $195 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, unrecognized compensation expense related to RSUs amounted to $994, which will be recognized over a weighted-average period of 1.5 years.

Long Term Incentive Plan

As discussed in Note 14 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s Board of Directors approved a Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved related to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. The total estimated compensation expense that can be recognized related to the 2009 LTIP is $0 to approximately $11.5 million, depending on the level of performance achieved during the remaining performance cycle. Amounts earned under the 2009 LTIP, if any, will be paid in cash in March 2012. During the first quarter of 2010, the Company recorded approximately $0.4 million of compensation expense under the 2009 LTIP based on the results of operations for the three months ended March 31, 2010. There was no such expense recorded by the Company during the first quarter of 2009, since the entry level of performance was not reached based on the results of operations for the three months ended March 31, 2009.

Note 7.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings (loss) per share are based on the weighted-average number of shares outstanding and includes deferred stock units and vested restricted stock units. Shares used in the calculation of diluted earnings (loss) per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings (loss) per share are calculated by dividing the net income (loss) by the

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 were 2,212,501 and 2,054,701, respectively, since their effect would have been anti-dilutive during the respective periods. The weighted-average diluted shares outstanding for all periods presented excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those years.

The weighted-average basic and diluted shares for the three months ended March 31, 2010 include 12.1 million shares related to the Company’s equity offering that was completed in August 2009. The equity offering is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The weighted-average basic and diluted shares for the three months ended March 31, 2009 have been updated from previously reported amounts in accordance with generally accepted accounting standards to include 684,485 shares as a result of stock dividends issued to shareholders in May 2009 and August 2009. This change had no impact on the basic and diluted loss per share for the three months ended March 31, 2009.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	March 31,
	2010	2009

Basic shares	40,957,313	28,537,412
Diluted shares	40,957,313	28,537,412

Note 8.	Inventories

Inventories of $38,361 as of March 31, 2010 included raw materials of $8,295 and work-in-process and finished goods of $30,066. As of December 31, 2009, inventories of $26,831 included raw materials of $8,244 and work-in-process and finished goods of $18,587.

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

During the first quarter of 2010, the Company recorded approximately $0.4 million of severance related costs related to additional headcount reductions as a result of the continuation of previous cost savings measures implemented during 2009. In addition, the Company incurred costs of approximately $1.5 million related to vacating certain leased facilities. Non-cash asset impairment charges amounted to approximately $2.0 million for the three months ended March 31, 2010, and were primarily related to impaired assets associated with vacating the aforementioned leased facilities and the impairment of costs incurred for certain software development projects.

These actions resulted in total restructuring, integration and asset impairment charges of $4,019 for the three months ended March 31, 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended March 31, 2010:

Total

Severance and personnel-related costs	$352
Occupancy related costs	1,543
Asset impairment charges	1,979
Other	145

Total	$4,019

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2008, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2008	$8,502	$1,106	$29	$9,637
2009 expenses	11,820	2,870	6,177	20,867
Paid in 2009	(17,254)	(2,761)	(4,547)	(24,562)

Balance at December 31, 2009	3,068	1,215	1,659	5,942
2010 expenses	352	1,543	145	2,040
Paid in 2010	(1,819)	(364)	(322)	(2,505)

Balance at March 31, 2010	$1,601	$2,394	$1,482	$5,477

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of the first half of 2010.

Note 10.	Debt

The components of debt at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Convertible subordinated debentures	$8,063	$7,938
Borrowings under revolving credit facility	33,000	5,000
Capital lease obligations	1,156	1,340

	$42,219	$14,278

As of March 31, 2010, the Company had $33.0 million outstanding under its $123.0 million revolving credit facility (“Revolver”), which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company was in compliance with all loan covenants as of March 31, 2010.

For the three months ended March 31, 2010, the weighted-average interest rate on the Company’s Revolver approximated 4.53%.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s $8.3 million convertible subordinated debentures (the “Notes”) have been reduced by debt discounts of $257 and $382 as of March 31, 2010 and December 31, 2009, respectively. The Notes are classified as current debt as of March 31, 2010 and December 31, 2009, respectively, since the earliest that the redemption and repurchase features can occur are on October 1, 2010. The Company’s Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company also has various capital lease obligations which are included in long-term debt.

Note 11.	Postretirement Benefits

Pension Plans

The Company sponsors a qualified defined benefit pension plan (the “Plan”) which covers certain United States employees not covered by union agreements. The Plan is described in more detail in Note 13 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company also has a non-qualified unfunded supplemental executive retirement plan (“SERP”) for certain executive management employees. The SERP is described more fully in Note 13 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. Also, certain non-union international employees are covered by other retirement plans.

The components of the net periodic cost are as follows:

			SERP
	Pension Plan		Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009

Service cost	$1,049	$795	$139	$146
Interest cost	1,726	1,815	284	315
Expected return on plan assets	(1,862)	(1,576)	—	—
Amortization of transition asset	—	(80)	—	—
Amortization of prior service (credit) cost	(335)	(371)	166	227
Amortization of actuarial loss	661	957	456	408
Curtailment gain	—	(163)	—	—

Net periodic cost of defined benefit plans	1,239	1,377	1,045	1,096
Union plans	20	37	—	—
Other retirement plans	357	375	—	—

Total cost	$1,616	$1,789	$1,045	$1,096

The amortization of the transition asset, prior service credit and actuarial loss for the three months ended March 31, 2010, included in the above tables, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

The Company currently expects to contribute approximately $2.2 million to its defined benefit pension plan in 2010 and approximately $0.3 million to its unfunded supplemental retirement plan.

The Company is required to remeasure and record the Plans’ funded status as of December 31, 2010, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes

Income tax benefit for the three months ended March 31, 2010 was $106 on pre-tax loss from continuing operations of ($539) as compared to $659 on pre-tax loss from continuing operations of ($2,527) in 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 were 19.7% and 26.1%, respectively.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 was approximately $2.1 million, which includes estimated interest and penalties of approximately $0.7 million and $0.6 million, respectively. There were no significant changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2010.

The Company’s 2007 and 2008 U.S. federal income tax returns are in the process of being audited by the Internal Revenue Service, as discussed in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves, particularly the difficulties in the financial services industry and the general economic downturn;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop product offerings and solutions to service its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees;

•	natural events and acts of God such as earthquakes, fires or floods; and

•	the impact of the proposed merger with R.R. Donnelley on the Company’s business.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the first quarter of 2010 reflect the continued improvement in overall capital markets activity that began during the second half of 2009. Total revenue for the three months ended March 31, 2010 increased by approximately $8.0 million, or 5%, to approximately $177.1 million as compared to the same period in 2009, primarily due to the substantial increase in revenue from the Company’s capital markets services, which increased approximately 83%, as compared to the prior year. In addition, the Company’s overall profitability improved from the prior year as a result of the favorable impact of the Company’s cost savings measures implemented throughout 2009 and the first quarter of 2010. The Company is well positioned to further realize the benefits of its more efficient operating model as market conditions continue to recover.

Capital markets services revenue increased approximately $21.1 million, or 83%, for the three months ended March 31, 2010, primarily due to the significant increase in the level of capital markets activity, in particular overall initial public offerings (“IPOs”) activity, as compared to the same period in 2009. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased approximately $9.0 million, or 10%, for the three months ended March 31, 2010, as compared to the same period in 2009, and marketing communications services revenue for the three months ended March 31, 2010 decreased by approximately $2.7 million, or 6%, as compared to the same period in 2009. Diluted loss per share from continuing operations was $0.01 for the three months ended March 31, 2010 as compared to $0.07 for the same period in 2009.

On February 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement was approved by the Boards of Directors of the parties to the Merger Agreement. The merger is expected to close during the second half of the year. Consummation of the merger is subject to various customary conditions, including approval of the merger by the Company’s shareholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other regulatory approvals and the absence of certain legal impediments to the consummation of the merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of agreed upon amounts, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

During the first quarter of 2010, the Company recorded approximately $2.9 million of expenses related to the merger with R.R. Donnelley. These expenses primarily consist of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three months ended March 31, 2010.

Items Affecting Comparability

The following table summarizes the expenses incurred for restructuring, integration and asset impairment charges and acquisition related expenses during the three months ended March 31, 2010 and 2009:

	Three Months
	Ended
	March 31,
	2010	2009

Restructuring, integration and asset impairment charges	$4,019	$6,585
Acquisition related expenses	2,925	$—

Before tax impact	6,944	6,585

After tax impact	4,062	3,959
Per share impact	$0.10	$0.14

The Company recorded approximately $4.0 million (approximately $2.4 million after tax), or $0.06 per share, of restructuring, integration and asset impairment charges for the three months ended March 31, 2010. The amount primarily represents non-cash asset impairment charges of approximately $2.0 million, costs related to vacating certain leased facilities and costs associated with headcount reductions. These charges are discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

During the first quarter of 2010, the Company recorded approximately $2.9 million (approximately $1.7 million after tax), or $0.04 per share, of expenses directly related to the merger with R.R. Donnelley, as previously discussed.

The Company’s revenue by class of service for the three months ended March 31, 2009 has been reclassified to conform to the current year presentation.

Results of Operations

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$42,555	24%	$22,681	13%	$19,874	88%
Virtual Dataroom (“VDR”) services	4,135	2	2,890	2	1,245	43

Total capital markets services revenue	46,690	26	25,571	15	21,119	83
Shareholder reporting services revenue:
Compliance reporting	43,158	24	45,348	27	(2,190)	(5)
Investment management	38,058	22	44,086	26	(6,028)	(14)
Translation services	2,654	1	3,387	2	(733)	(22)

Total shareholder reporting services revenue	83,870	47	92,821	55	(8,951)	(10)

Marketing communications services revenue	41,501	24	44,211	26	(2,710)	(6)
Commercial printing and other revenue	4,999	3	6,502	4	(1,503)	(23)

Total revenue	177,060	100	169,105	100	7,955	5
Cost of revenue	(114,609)	(65)	(110,070)	(65)	(4,539)	(4)
Selling and administrative expenses	(46,532)	(26)	(46,085)	(27)	(447)	(1)
Depreciation	(6,847)	(4)	(7,401)	(4)	554	7
Amortization	(1,367)	(1)	(1,367)	(1)	—	—
Restructuring, integration and asset impairment charges	(4,019)	(2)	(6,585)	(4)	2,566	39
Acquisition related expenses	(2,925)	(2)	—	—	(2,925)	(100)
Interest expense	(979)	(1)	(867)	(1)	(112)	(13)
Other (expense) income, net	(321)	—	743	—	(1,064)	(143)

Loss from continuing operations before income taxes	(539)	—	(2,527)	(2)	1,988	79
Income tax benefit	106	—	659	—	(553)	(84)

Loss from continuing operations	(433)	—	(1,868)	(1)	1,435	77
Loss from discontinued operations	(145)	—	(92)	—	(53)	(58)

Net loss	$(578)	—%	$(1,960)	(1)%	$1,382	71%

Revenue

Total revenue increased $7,955, or 5%, to $177,060 for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in revenue is primarily attributed to the substantial increase in revenue from capital markets services during the first quarter of 2010, which reflects improvement in overall capital markets activity resulting primarily from increased levels of IPO transactions. As such, revenue from capital markets services increased $21,119, or 83%, during the three months ended March 31, 2010 as compared to the same period in 2009.

Capital markets services revenue from the U.S. markets increased approximately $8.3 million, or 41%, during the three months ended March 31, 2010 as compared to the same period in 2009. Capital markets services from our international markets increased approximately $12.8 million, or 239%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase in revenue from our international markets is primarily due to the overall increase in capital markets activity during the first quarter of 2010, particularly the increase in the level of IPO activity occurring in Asia in 2010, as compared to 2009. Also contributing to the increases in capital markets services revenue from international markets was the favorable impact of approximately $1.1 million related to the weakness in the U.S. dollar as compared to certain foreign currencies during 2010 as compared to 2009.

Included in capital markets services revenue for the three months ended March 31, 2010 is $4,135 of revenue related to the Company’s VDR services, which increased 43% for the three months ended March 31, 2010 as compared to the same period in 2009, primarily as a result of the increased IPO activity.

Shareholder reporting services revenue decreased $8,951, or 10%, to $83,870 for the three months ended March 31, 2010, as compared to the same period in 2009. Compliance reporting services revenue decreased approximately 5% for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease in revenue from compliance reporting services was primarily attributable to: (i) the loss of certain clients; (ii) non-recurring jobs in 2009; (iii) competitive pricing pressure; and (iv) the timing of certain projects that are expected to be completed in the second quarter of 2010. The decrease in compliance reporting services revenue was partially offset by increases in revenue from the Company’s new compliance services, particularly Bowne Compliance Driversm, Pure Compliancesm and XBRL related services. In addition there was also an increase in print volumes for certain proxy related work in 2010 as certain clients shifted their focus back to printed proxies for distribution purposes from the utilization of electronic proxies in the prior year in an attempt to improve and obtain more shareholder votes since certain clients experienced a decline in total shareholder votes in the prior year when the focus was on utilizing electronic proxies for distribution purposes. Investment management services revenue decreased approximately 14% for the three months ended March 31, 2010 as compared to the same period in 2009, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes, the timing of certain projects that are expected to be completed in the second quarter of 2010 and non-recurring work that occurred in 2009. Partially offsetting the decline in revenue from investment management services were increased projects from existing clients during the first quarter of 2010. Translation services revenue decreased 22% for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to non-recurring jobs in 2009.

Marketing communications services revenue decreased $2,710, or 6%, for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to the loss of certain accounts and lower activity levels and volumes from existing customers, as companies reduced marketing spending associated with the recent economic downturn. These decreases were partially offset by the addition of new clients during the first quarter of 2010 and increased projects from existing clients.

Commercial printing and other revenue decreased approximately $1,503, or 23%, for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to price pressure and lower volumes and activity levels.

	Three Months Ended March 31,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$140,574	79%	$145,216	86%	$(4,642)	(3)%
International	36,486	21	23,889	14	12,597	53

Total revenue	$177,060	100%	$169,105	100%	$7,955	5%

Revenue from the domestic market decreased 3% to $140,574 for the three months ended March 31, 2010, compared to $145,216 for the same period in 2009. This decrease is primarily due to the decline in revenue from shareholder reporting services and marketing communications services, and is partially offset by an increase in revenue from capital markets services, as discussed above.

Revenue from the international markets increased 53% to $36,486 for the three months ended March 31, 2010, as compared to $23,889 for the same period in 2009. Revenue from the international markets primarily reflects the substantial increase in capital markets services revenue from our international markets, particularly the increase in

IPO activity in Asia. These increases are partially offset by a decline in revenue from shareholder reporting services from international markets in 2010 as compared to 2009, particularly in Europe. Also contributing to the increase in revenue from international markets was the favorable impact related to the weakness in the U.S. dollar as compared to certain foreign currencies during 2010 as compared to 2009. At constant exchange rates, revenue from the international markets increased $8,982, or 38%, for the three months ended March 31, 2010 as compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased $4,539, or 4%, for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to the increase in total revenue in 2010 as compared to 2009. As a percentage of revenue, the cost of revenue remained constant at 65% for both periods.

Selling and Administrative Expenses

Selling and administrative expenses increased $447, or 1%, for the three months ended March 31, 2010 as compared to the same period in 2009. The increase is primarily due to an increase in expenses directly associated with sales, including travel and entertainment expenses related to the increase in activity and the Company’s new product offerings. Partially offsetting the increase in selling and administrative expenses is a decrease in bad debt expenses for the three months ended March 31, 2010 of approximately $0.7 million as compared to the same period in 2009, primarily as a result of the improvement in overall market conditions and the increased collection of the Company’s accounts receivable during the first quarter of 2010. In addition, the Company continues to realize the favorable impact of the Company’s recent cost savings measures, which includes; (i) a decrease in payroll and certain fringe benefits as a result of the headcount reductions that occurred after the first quarter of 2009; (ii) decreases in facility costs as a result of recent facility reductions and consolidations; and (iii) a decrease in commissions resulting from the renegotiation of certain sales contracts. As a percentage of revenue, overall selling and administrative expense improved approximately 100 basis points to 26% for the three months ended March 31, 2010, as compared to 27% for the same period in 2009.

Other Factors Affecting Net Income

Depreciation expense decreased $554, or 7%, for the three months ended March 31, 2010 as compared to the same period in 2009, primarily resulting from recent facility reductions and consolidations.

Restructuring, integration and asset impairment charges for the three months ended March 31, 2010 were $4,019 as compared to $6,585 in 2009. The charges incurred during the three months ended March 31, 2010 primarily consist of non-cash asset impairments of approximately $2.0 million primarily related to the closure and consolidation of certain facilities and the impairment of costs incurred for certain software development, costs related to facility closures and consolidations and costs related to additional headcount reductions. The charges incurred during the three months ended March 31, 2009 represented costs related to the Company’s headcount reductions that occurred in January 2009, facility consolidations and integration costs related to the Company’s acquisitions that occurred during 2008.

During the three months ended March 31, 2010, the Company recorded approximately $2.9 million of acquisition related expenses associated with the merger with R.R. Donnelley. The amount primarily consists of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. The merger is discussed above and in more detail in Note 2 to the Condensed Consolidated Financial Statements. There were no such expenses recorded by the Company for the three months ended March 31, 2009.

Interest expense slightly increased for the three months ended March 31, 2010 as compared to the same period in 2009, primarily due to the increase in non-cash amortization expense related to deferred financing costs directly associated with amending the Company’s credit facility during 2009. This increase is partially offset by a decrease in interest expense related to borrowings under the Company’s credit facility for the three months ended March 31, 2010, as compared to the same period in 2009. The Company’s average outstanding debt balance was significantly lower in 2010 as compared to 2009, which is primarily due to the repayment of the Company’s former term loans and repayment of a portion of the Company’s borrowings under its revolving credit facility through the utilization of the net proceeds received from the Company’s equity offering, which occurred in August 2009. The repayment of the debt is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.53% during the three months ended March 31, 2010.

Other income (expense) decreased $1,064 to an expense of ($321) for the three months ended March 31, 2010, as compared to income of $743 in 2009, primarily due to non-cash foreign currency translation losses of approximately ($0.5) million for the three months ended March 31, 2010 as compared to non-cash foreign currency translation gains of approximately $0.8 million in 2009. The foreign currency losses in 2010 are a result of the weakness in the U.S. dollar as compared to other currencies for the three months ended March 31, 2010 as compared to the same period in 2009.

Income tax benefit for the three months ended March 31, 2010 was $106 on pre-tax loss from continuing operations of ($539) as compared to $659 on pre-tax loss from continuing operations of ($2,527) in 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 were 19.7% and 26.1%, respectively.

Loss from discontinued operations for the three months ended March 31, 2010 was $145 as compared to $92 in 2009. The results from discontinued operations for the three months ended March 31, 2010 and 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income taxes associated with the discontinued operations.

As a result of the foregoing, net loss for the three months ended March 31, 2010 was $578 as compared to $1,960 for the three months ended March 31, 2009.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of loss from continuing operations before income taxes for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Domestic (United States)	$(3,694)	$(1,588)
International	3,155	(939)

Loss from continuing operations before income taxes	$(539)	$(2,527)

The increase in domestic pre-tax loss from continuing operations is primarily due to the decline in revenue from shareholder reporting services for the three months ended March 31, 2010 as compared to the same period in 2009, as previously discussed. The domestic results for the three months ended March 31, 2010 include approximately $4.0 million of restructuring, integration and asset impairment costs and $2.9 million of expenses related to the merger with R.R. Donnelly. Domestic results of operations also include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to the substantial increase in revenue from capital markets services, which historically has been the Company’s most profitable class of service. The increase is partially offset by foreign currency translation losses of approximately $0.5 million for the three months ended March 31, 2010, as compared to foreign currency translation gains of approximately $0.8 million for the same period in 2009, as previously discussed.

Liquidity and Capital Resources

	March 31,
Liquidity and Cash Flow Information:	2010	2009

Working capital	$115,758	$104,588
Current ratio	1.95:1	1.83:1
Net cash used in operating activities (for the three months ended)	$(18,105)	$(20,641)
Net cash used in investing activities (for the three months ended)	$(5,670)	$(2,958)
Net cash provided by financing activities (for the three months ended)	$25,528	$22,767
Capital expenditures	$(5,692)	$(2,798)
Average days sales outstanding	63 days	72 days

Overall working capital increased by approximately $11.2 million at March 31, 2010 as compared to March 31, 2009. The increase in working capital from March 31, 2009 to March 31, 2010 is primarily attributed to the overall improved operating results in 2010 as compared to 2009 and the improved collection of the Company’s accounts receivable during the first quarter of 2010 as a result of system improvements that facilitate a more timely generation of customer invoices, thereby accelerating the collection of cash, and the overall improved market conditions. These increases are partially offset by: (i) the reclassification of the Company’s Notes (approximately $8.1 million) to current debt as of March 31, 2010 from noncurrent liabilities at March 31, 2009, since the earliest that the redemption and repurchase features can occur are on October 1, 2010; (ii) an increase in accrued bonuses as of March 31, 2010, based on the improved operating results; and (iii) cash used to pay restructuring and integration related expenses, which is discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

As of March 31, 2010, the Company had $33.0 million outstanding under its $123.0 million Revolver, which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, there were approximately $36.0 million of borrowings available under the Revolver, which was based on the Company’s borrowing base calculation in place as of March 31, 2010, and reflects outstanding letters of credit of approximately $4.2 million. As of May 1, 2010, the Company had $30.6 million outstanding and approximately $67.3 million of borrowings available under the Revolver based on the Company’s most recent borrowing base calculation. The Company’s next borrowing base calculation is due on May 20, 2010.

The Company was in compliance with all loan covenants as of March 31, 2010 and based on its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2010.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), capital expenditures, provide for the payment of cash dividends, and meet its debt service requirements. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the first and second quarters. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Average days sales outstanding was 63 days for the three months ended March 31, 2010 as compared to 72 days for the same period in 2009. The Company had net cash used in operating activities of $18,105 as compared to $20,641 for the three months ended March 31, 2009, respectively. The improvement in net cash used in operating activities for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily the result of improved profitability in 2010 as compared to 2009. Also contributing to the improvement in cash used in operating activities was the improved collection of the Company’s accounts receivable during the first quarter of 2010 as compared to 2009 and a decrease in restructuring and integration payments during the three months ended March 31, 2010 as compared to the same period in 2009. The decreases in cash used in operating activities were offset by cash bonuses of approximately $7.0 million paid during the three months ended March 31, 2010, which was based on the Company’s 2009 operating results, as compared to no cash bonuses paid during the three months ended March 31, 2009, and a decrease in net cash refunds for income taxes of approximately $1.8 million during the three months ended March 31, 2010 as compared to same period in 2009. In addition, the cash used in operating activities for the three months ended March 31, 2010 included cash used for acquisition related costs associated with the merger with R.R. Donnelley, which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. Overall, cash used in operating activities improved by $2,536 from March 31, 2009 to March 31, 2010.

Net cash used in investing activities was $5,670 for the three months ended March 31, 2010 as compared to $2,958 for the three months ended March 31, 2009. The change from 2009 to 2010 was primarily due to an increase in capital expenditures related to the development of new service offerings and upgrades and improvements to existing client solutions and internal solutions during the three months ended March 31, 2010 as compared to the same period in 2009. Capital expenditures for the three months ended March 31, 2010 were $5,692 as compared to $2,798 in 2009.

Net cash provided by financing activities was $25,528 for the three months ended March 31, 2010 as compared to $22,767 for the same period in 2009. The increase in net cash provided by financing activities in 2010 as compared to 2009 is primarily due to an increase in net borrowings under the Company’s Revolver during the three months ended March 31, 2010 as compared to the same period in 2009. The borrowings in 2009 were reported net of debt issuance costs paid for the amendment of the previous credit facility, which occurred in March 2009. Although the net borrowings under the Revolver were higher during the first quarter of 2010 as compared to the same period in 2009, the Company’s average outstanding debt balance for the three months ended March 31, 2010 was significantly lower than the average outstanding debt balance for the same period in 2009. Partially offsetting the increase in net cash provided by financing activities for the three months ended March 31, 2010 as compared to the same period in 2009 were cash dividends paid to shareholders of approximately $2.3 million for the three months ended March 31, 2010, as compared to non-cash stock dividends paid during the three months ended March 31, 2009. During the first quarter of 2009, the Company issued 322,979 shares of its stock as a result of stock dividends to its shareholders, which was equivalent to a dividend of $0.055 per share. During the first three quarters of 2009, the Company suspended the payment of cash dividends, and issued stock dividends to its shareholders. The payment of cash dividends was restricted under the covenants of the Company’s Revolver. In October 2009, the Revolver was amended and the Company reinstated the payment of cash dividends in November 2009.

2010 Outlook

The Company is not adjusting its annual guidance at this time based on its operating performance to date and the improvements in the capital markets. This is consistent with the Company’s policy of not adjusting annual guidance unless it believes the actual results will be materially outside the range provided.

The Company expects overall operating performance will be in the range of the full year guidance previously provided in the Company’s earnings release filed on Form 8-K on February 3, 2010. These forward-looking statements are based upon current expectations and are subject to factors that could impact actual results to differ materially from those suggested here. Refer to the Cautionary Statement Concerning Forward-Looking Statements included at the beginning of this Item 2.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements is included in Note 3 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s market risk is principally associated with activity levels and trends in the domestic and international capital markets. This includes activity levels in the IPO and mergers and acquisitions markets, both important components of the Company’s revenue. The Company also has market risk tied to interest rate fluctuations related to its debt obligations and fluctuations in foreign currency, as discussed below.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations, revolving credit agreement and short-term investment portfolio.

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 million Notes consist of fixed rate instruments, and therefore, would not be significantly impacted by changes in interest rates. As of March 31, 2010, the Company had $33.0 million of borrowings outstanding under its Revolver. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate loans. During the three months ended March 31, 2010, the weighted-average interest rate on the Company’s borrowings under its Revolver approximated 4.53%. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $58 for the three months ended March 31, 2010 based on the average outstanding balances under the credit facility during the quarter.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $594 and $1,427 in its Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2010 and 2009, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected transaction (losses) gains of ($494) and $771 in its Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, respectively. The (losses) gains are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s investments in marketable securities were approximately $3.1 million as of March 31, 2010, primarily consisting of auction rate securities.

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

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. Based on current estimates, the Company currently expects to contribute approximately $2.2 million to its Plan in 2010. However, declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

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

PART II

OTHER INFORMATION

Item 1.	Legal proceedings

The Company, members of our board of directors and management, R.R. Donnelley and Merger Sub have been named as defendants in four purported class action lawsuits brought in the Supreme Court of the State of New York and consolidated under the caption and index number Sartoretti v. Bowne & Co., Inc., et al., Index No. 600531/2010. The consolidated complaint filed on April 12, 2010, alleges breach of fiduciary duty by the directors and officers in connection with the acquisition contemplated by the merger agreement, and asserts aiding and abetting claims against the Company, R.R. Donnelly and Merger Sub. On April 21, 2010, the parties entered into a Memorandum of Understanding, which contemplates, subject to completion of definitive settlement documents and court approval, a settlement of the consolidated cases. The Company has accrued $550 thousand as of March 31, 2010 related to the estimated settlement costs.

The Company is not involved in any other material pending legal proceedings other than routine litigation incidental to the conduct of its business.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009 are certain risk factors that could affect our business, financial condition, and results of operations. These risk factors should be considered in conjunction with evaluating the forward-looking statements contained in our Annual Report on Form 10-K and set forth in this report because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2010

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: May 5, 2010