Form 10-Q
period 2010-06-30
BOWNE & CO INC
filed 2010-08-04
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 40,107,610 shares of Common Stock outstanding as of August 1, 2010.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32

PART II
Item.1	Legal Proceedings	32
Item.1A	Risk Factors	32
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 6.	Exhibits	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands except per share data)

Revenue	$205,882	$188,976
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	134,904	127,756
Selling and administrative (exclusive of depreciation and amortization shown below)	46,756	42,392
Depreciation	7,075	7,056
Amortization	1,366	1,367
Restructuring, integration and asset impairment charges	2,238	10,379
Merger related expenses	3,216	—

	195,555	188,950

Operating income	10,327	26
Interest expense	(1,062)	(2,485)
Other income (expense), net	1,657	(899)

Income (loss) from continuing operations before income taxes	10,922	(3,358)
Income tax expense	(4,459)	(375)

Income (loss) from continuing operations	6,463	(3,733)
Income (loss) from discontinued operations, net of tax	38	(79)

Net income (loss)	$6,501	$(3,812)

Earnings (loss) per share from continuing operations:
Basic	$0.16	$(0.13)
Diluted	$0.16	$(0.13)

Earnings (loss) per share from discontinued operations:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

Total earnings (loss) per share:
Basic	$0.16	$(0.13)
Diluted	$0.16	$(0.13)

Dividends per share (2010 dividends were paid in cash, 2009 were paid in stock)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands except per share data)

Revenue	$382,942	$358,081
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	249,513	237,826
Selling and administrative (exclusive of depreciation and amortization shown below)	93,288	88,477
Depreciation	13,922	14,457
Amortization	2,733	2,734
Restructuring, integration and asset impairment charges	6,257	16,964
Merger related expenses	6,141	—

	371,854	360,458

Operating income (loss)	11,088	(2,377)
Interest expense	(2,041)	(3,352)
Other income (expense), net	1,336	(156)

Income (loss) from continuing operations before income taxes	10,383	(5,885)
Income tax (expense) benefit	(4,353)	284

Income (loss) from continuing operations	6,030	(5,601)
Loss from discontinued operations, net of tax	(107)	(171)

Net income (loss)	$5,923	$(5,772)

Earnings (loss) per share from continuing operations:
Basic	$0.15	$(0.20)
Diluted	$0.15	$(0.20)

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Total earnings (loss) per share:
Basic	$0.15	$(0.21)
Diluted	$0.15	$(0.21)

Dividends per share (2010 dividends were paid in cash, 2009 were paid in stock)	$0.11	$0.11

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Net income (loss)	$6,501	$(3,812)
Recognition of unrecognized pension adjustments, net of taxes of $573 and $9,773 for 2010 and 2009, respectively	807	13,777
Foreign currency translation adjustments	(1,971)	4,062
Net unrealized gain from marketable securities during the period, net of taxes of $0 and $3 for 2010 and 2009, respectively	—	4
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $85 and $0 for 2010 and 2009, respectively	132	—

Comprehensive income	$5,469	$14,031

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Net income (loss)	$5,923	$(5,772)
Recognition of unrecognized pension adjustments, net of taxes of $966 and $10,247 for 2010 and 2009, respectively	1,362	14,444
Foreign currency translation adjustments	(1,377)	2,635
Net unrealized loss from marketable securities during the period, net of taxes of $13 and $1 for 2010 and 2009, respectively	(18)	(1)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $85 and $0 for 2010 and 2009, respectively	132	—

Comprehensive income	$6,022	$11,306

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,514	$22,061
Marketable securities	249	210
Accounts receivable, less allowances of $3,765 (2010) and $4,554 (2009)	146,984	105,067
Inventories	31,166	26,831
Prepaid expenses and other current assets	38,506	46,702

Total current assets	234,419	200,871
Marketable securities, noncurrent	—	2,920
Property, plant and equipment at cost, less accumulated depreciation of $273,105 (2010) and $269,490 (2009)	112,141	117,218
Other noncurrent assets:
Goodwill	51,043	51,076
Intangible assets, less accumulated amortization of $15,006 (2010) and $12,273 (2009)	33,665	36,397
Deferred income taxes	41,184	40,817
Other	10,316	11,575

Total assets	$482,768	$460,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,632	$8,559
Accounts payable	43,567	47,243
Employee compensation and benefits	29,480	25,575
Accrued expenses and other obligations	43,536	34,973

Total current liabilities	125,215	116,350
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	15,561	5,719
Deferred employee compensation	68,381	66,943
Deferred rent	16,683	18,813
Other	2,596	1,582

Total liabilities	228,436	209,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, issued 44,216,895 shares and outstanding 40,107,591 shares, net of treasury shares of 4,109,304 (2010); issued 44,216,895 shares and outstanding 40,084,752 shares, net of treasury shares of 4,132,143 (2009)	442	442
Additional paid-in capital	33,763	32,699
Retained earnings	294,436	293,040
Treasury stock, at cost, 4,109,304 shares (2010) and 4,132,143 shares (2009)	(54,836)	(55,140)
Accumulated other comprehensive loss, net	(19,473)	(19,574)

Total stockholders’ equity	254,332	251,467

Total liabilities and stockholders’ equity	$482,768	$460,874

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$5,923	$(5,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	107	171
Depreciation	13,922	14,457
Amortization	2,733	2,734
Asset impairment charges	2,158	2,128
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(26,428)	(24,326)
Net cash used in operating activities of discontinued operations	(398)	(484)

Net cash used in operating activities	(1,983)	(11,092)

Cash flows from investing activities:
Purchases of property, plant, and equipment	(10,278)	(5,711)
Proceeds from the sale of marketable securities and other assets	2,855	187
Other	—	(195)

Net cash used in investing activities	(7,423)	(5,719)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs in 2009	33,628	38,442
Payment of debt and capital lease obligations	(24,010)	(20,250)
Payment of cash dividends	(4,523)	—
Proceeds from stock options exercised	24	—
Other	21	—

Net cash provided by financing activities	5,140	18,192

Effects of exchange rates on cash flows and cash equivalents	(281)	575

Net (decrease) increase in cash and cash equivalents	(4,547)	1,956
Cash and cash equivalents, beginning of period	22,061	11,524

Cash and cash equivalents, end of period	$17,514	$13,480

Supplemental Cash Flow Information:
Cash paid for interest	$1,364	$2,171

Net cash refunded for income taxes	$(7,334)	$(8,414)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements as of and for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 may not be indicative of the results that may be expected for the full year.

Note 2.	Merger Agreement with R.R. Donnelley

On February 23, 2010, Bowne & Co., Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley (“Merger Sub”). The Merger Agreement was approved by the Boards of Directors of the parties to the Merger Agreement. The merger was also approved by the Company’s shareholders in May 2010.

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

Consummation of the merger is subject to various customary conditions, including the approval of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the Merger.

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

During the three and six months ended June 30, 2010, the Company recorded approximately $3.2 million and $6.1 million of expenses related to the Merger, respectively. These expenses primarily consist of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three and six months ended June 30, 2010, respectively.

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

In October 2009, the FASB issued an ASU to amend and provide updated guidance for certain multiple deliverable revenue arrangements on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated. This amendment requires an entity to allocate revenue in an arrangement using the best estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence or third party evidence of selling price. In addition, this amendment requires an entity to eliminate the use of the residual method and to allocate revenue using the relative selling price method. This accounting standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with permission of early adoption. The Company will adopt this accounting standard in January 2011 on a prospective basis, and currently does not anticipate that its adoption will have a significant impact on the Company’s financial statements.

Note 4.	Fair Value of Financial Instruments

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of June 30, 2010.

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

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	June 30, 2010
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$17,514	$17,514	$17,514	$—	$—
Marketable securities, current	249	249	249	—	—
Marketable securities, noncurrent(2)	—	—	—	—	—

Total financial assets	$17,763	$17,763	$17,763	$—	$—

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$8,190	$8,319	$—	$8,319	$—
Senior revolving credit facility(4)	15,000	15,000	—	15,000	—

Total financial liabilities	$23,190	$23,319	$—	$23,319	$—

(1)	Included in cash and cash equivalents is money market funds of $3,556 as of June 30, 2010.

(2)	In May 2010, the Company liquidated its investments in auction rate securities, which is discussed in more detail in the reconciliation below and in Note 5 to the Condensed Consolidated Financial Statements.

(3)	The carrying value of the Notes has been adjusted to reflect the adoption of accounting guidance for convertible debt instruments, which is discussed in more detail in Note 1 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. In addition, the carrying value of the Notes is shown net of debt discounts, and is classified as current liabilities as of June 30, 2010

(4)	The carrying value represents the borrowings outstanding under the Company’s revolving credit facility, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

A reconciliation of the beginning and ending balance for the Company’s investments in marketable securities using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 was as follows:

	June 30, 2010
	Three Months	Six Months
	Ended	Ended

Beginning balance	$2,883	$2,920
Unrealized loss included in accumulated other comprehensive loss (before income taxes)	—	(37)
Reclassification adjustment of unrealized loss previously included in accumulated other comprehensive loss (before income taxes)	217	217
Proceeds received from sale of the investments in auction rate securities	(2,636)	(2,636)
Loss from sale of the investments included in income from continuing operations before income taxes	(464)	(464)

Ending balance	$—	$—

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of June 30, 2010: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the carrying value of the liabilities under the Company’s revolving credit agreement approximates fair value as of June 30, 2010, since this facility has a variable interest rate similar to those that are currently available to the Company, and is reflective of current market conditions; and (iii) the fair value of the Notes was calculated using a discounted cash flow model (income approach) based on published corporate bond rates for similar debt without conversion features as of June 30, 2010.

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

During the second quarter of 2010, the Company liquidated its remaining investments in auction rate securities, which had a par value of approximately $3.1 million, for approximately $2.6 million and recognized a loss of approximately $0.5 million upon the sale. The loss recognized on the sale of these securities is included in the Company’s results of operations for the three and six months ended June 30, 2010. Upon the sale of these securities, the Company also reclassified unrealized losses of $0.2 million ($0.1 million after tax) related to the auction rate securities which were previously reported as a component of the Company’s accumulated other comprehensive loss.

Note 6.	Stock-Based Compensation

In accordance with the FASB standard regarding share-based payments, the Company measures the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. There were no stock options granted during the three and six months ended June 30, 2010, respectively. The weighted-average fair value of stock options granted during the three and six months ended June 30, 2009 was $1.51 and $1.42, respectively. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following assumptions were used to determine the weighted-average fair value of the stock options granted during the three and six months ended June 30, 2009:

	June 30, 2009
	Three Months	Six Months
	Ended	Ended

Expected dividend yield	3.5%	3.5%
Expected stock price volatility	78.0%	67.2%
Risk-free interest rate	2.0%	2.3%
Expected life of options	5 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with the FASB standard, the Company recorded compensation expense for the three and six months ended June 30, 2010 and 2009, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded compensation expense related to stock options of $234 and $461 for the three and six months ended June 30, 2010, respectively, and $168 and $831 for the three and six months ended June 30, 2009, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of June 30, 2010, there was approximately $1,197 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.

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

Stock Option Plans

The Company has two stock incentive plans, a 1999 Plan (which was amended in May 2009) and a 2000 Plan, which are described in more detail in Note 18 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company uses treasury shares to satisfy stock option exercises from the 2000 Plan, deferred stock units and restricted stock awards. To the extent treasury shares are not used, shares are issued from the Company’s authorized and unissued shares.

The details of the stock option activity for the six months ended June 30, 2010 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2010	2,071,501	$8.59
Granted	—	$—
Exercised	(3,750)	$3.23
Forfeited/Cancelled	(40,500)	$11.75

Outstanding as of March 31, 2010	2,027,251	$8.54
Granted	—	$—
Exercised	(3,750)	$3.06
Forfeited/Cancelled	(11,750)	$12.60

Outstanding as of June 30, 2010	2,011,751	$8.53	$7,620
Exercisable as of June 30, 2010	1,077,626	$11.64	$1,716

The total intrinsic value of the stock options exercised during the three and six months ended June 30, 2010 was $31 and $61, respectively. There were no stock options exercised during the three and six months ended June 30, 2009. The amount of cash received from the exercise of stock options was $24 for the six months ended June 30, 2010. The tax benefit recognized related to compensation expense for stock options amounted to $50 and $97 for the three and six months ended June 30, 2010, respectively, and $50 and $106 for the three and six months ended June 30, 2009, respectively. The actual tax benefits realized from stock option exercises was $15 and $25 for the three and six months ended June 30, 2010, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $21 for the six months ended June 30, 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes weighted-average option exercise price information as of June 30, 2010:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$1.49 - $10.31	1,277,145	5 years	$5.28	350,520	$6.39
$10.32 - $11.99	41,232	3 years	$10.69	41,232	$10.69
$12.00 - $14.00	432,289	1 years	$13.72	430,789	$13.72
$14.01 - $15.77	227,165	3 years	$15.19	223,665	$15.19
$15.78 - $19.72	33,920	6 years	$17.53	31,420	$17.58

	2,011,751	4 years	$8.53	1,077,626	$11.64

The following table summarizes information about nonvested stock option awards as of June 30, 2010:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2010	964,500	$2.26
Granted	—	$—
Vested	(27,875)	$2.13
Forfeited	—	$—

Nonvested stock options as of March 31, 2010	936,625	$2.26
Granted	—	$—
Vested	(2,500)	$1.51
Forfeited	—	$—

Nonvested stock options as of June 30, 2010	934,125	$2.26

Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2010 amounted to $1 and $5, respectively. Total compensation expense recognized for stock options that vested during the three and six months ended June 30, 2009 amounted to $15 and $551. The decrease in compensation expense recognized for stock options that vested during the six months ended June 30, 2010 as compared to the same period in 2009 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of June 30, 2010 and December 31, 2009, the amounts included in stockholders’ equity for these units were $6,735 and $6,241, respectively. As of June 30, 2010 and December 31, 2009, there were 707,619 and 648,399 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,654 and $1,874 as of June 30, 2010 and December 31, 2009, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of June 30, 2010 and December 31, 2009, these amounts are a component of additional paid in capital in stockholders’ equity. The payment of certain vested employer matching amounts due under the plan may be accelerated in the event of a change of control, as defined in the plan. As of June 30, 2010 and December 31, 2009, there were 144,517 and 160,287 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $277 and $577 for the three and six months ended June 30, 2010, respectively and $312 and $315 for the three and six months ended June 30, 2009, respectively. During the first quarter of 2009, the portion of directors’ compensation that was previously deferred in stock was credited as a cash-based deferral rather than stock. The deferral of directors’ compensation in stock was reinstituted during the second quarter of 2009.

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

As of June 30, 2010, there were 239,000 total RSUs outstanding, which includes 181,500 nonvested RSUs and 57,500 vested but unissued RSUs. The vested RSUs will be issued upon the earliest of either the vesting of the final tranche of each grant or the employee’s termination of employment (under certain circumstances). As of December 31, 2009, there were 239,000 RSUs outstanding, which included 209,625 nonvested RSUs and 29,375 vested but unissued RSUs.

A summary of the restricted stock activity as of June 30, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock and restricted stock awards as of January 1, 2010	209,625	$9.39
Granted	—	$—
Vested	(24,375)	$12.91
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of March 31, 2010	185,250	$8.93
Granted	—	$—
Vested	(3,750)	$16.58
Forfeited	—	$—

Nonvested restricted stock and restricted stock awards as of June 30, 2010	181,500	$8.77

There are 2,020 stock equivalents that have been earned through dividend reinvestments on the RSUs through June 30, 2010. These stock equivalents are unvested, and will only be paid upon the vesting of the final tranche of each RSU grant. These amounts are not included in the totals above.

Compensation expense related to restricted stock awards amounted to $165 and $358 for the three and six months ended June 30, 2010, respectively, and $94 and $289 for the three and six months ended June 30, 2009,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. As of June 30, 2010, unrecognized compensation expense related to restricted stock grants amounted to $829, which will be recognized over a weighted-average period of 1.4 years.

Long Term Incentive Plan

As discussed in Note 14 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s Board of Directors approved a Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved related to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. The total estimated compensation expense that can be recognized related to the 2009 LTIP is $0 to approximately $11.5 million, depending on the level of performance achieved during the remaining performance cycle. Amounts earned under the 2009 LTIP, if any, will be paid in cash in March 2012. The Company recorded approximately $0.3 million and $0.7 million of compensation expense under the 2009 LTIP based on the results of operations for the three and six months ended June 30, 2010, respectively. There was no such expense recorded by the Company during the three and six months ended June 30, 2009, since the entry level of performance was not reached based on the results of operations for the three and six months ended June 30, 2009.

Note 7.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings (loss) per share are based on the weighted-average number of shares outstanding and includes deferred stock units and vested restricted stock units. Shares used in the calculation of diluted earnings (loss) per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings (loss) per share are calculated by dividing the net income (loss) by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2010 were 1,660,676 and 1,745,401, respectively, and was 1,961,626 for the three and six months ended June 30, 2009 since their effect would have been anti-dilutive during the respective periods. The weighted-average diluted shares outstanding for all periods presented excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those years.

The weighted-average basic and diluted shares for the three and six months ended June 30, 2010 include 12.1 million shares related to the Company’s equity offering that was completed in August 2009. The equity offering is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	June 30,
	2010	2009

Basic shares	41,001,247	28,511,539
Diluted shares	41,533,822	28,511,539

	Six Months Ended
	June 30,
	2010	2009

Basic shares	40,977,093	28,301,931
Diluted shares	41,424,943	28,301,931

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Inventories

Inventories of $31,166 as of June 30, 2010 included raw materials of $7,457 and work-in-process and finished goods of $23,709. As of December 31, 2009, inventories of $26,831 included raw materials of $8,244 and work-in-process and finished goods of $18,587.

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

During the three and six months ended June 30, 2010, the Company recorded approximately $0.7 million and $1.0 million of severance related costs related to additional headcount reductions as a result of the continuation of previous cost savings measures implemented during 2009. In addition, the Company incurred costs of approximately $3.1 million and $4.7 million related to vacating certain leased facilities for the three and six months ended June 30, 2010, respectively. Asset impairment charges for the three and six months ended June 30, 2010 were primarily related to impaired assets associated with vacating the aforementioned leased facilities and the impairment of costs incurred for certain software development projects. The asset impairment charges for the three and six months ended June 30, 2010 were offset by a $2.0 million non-cash adjustment related to the write-off of deferred rent liabilities associated with a leased facility that will be vacated. This resulted in non-cash adjustments and asset impairment charges of approximately ($1.7) million and $0.2 million for the three and six months ended June 30, 2010, respectively.

The actions described above resulted in total restructuring, integration and asset impairment charges of $2,238 and $6,257 for the three and six months ended June 30, 2010, respectively.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended June 30, 2010, respectively:

	June 30, 2010
	Three Months	Six Months
	Ended	Ended

Severance and personnel-related costs	$695	$1,047
Occupancy related costs	3,123	4,666
Non-cash adjustments and impairment charges	(1,746)	233
Other	166	311

Total	$2,238	$6,257

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash adjustments and asset impairment charges) since December 31, 2008, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2008	$8,502	$1,106	$29	$9,637
2009 expenses	11,820	2,870	6,177	20,867
Paid in 2009	(17,254)	(2,761)	(4,547)	(24,562)

Balance at December 31, 2009	3,068	1,215	1,659	5,942
2010 expenses	1,047	4,666	311	6,024
Paid in 2010	(3,017)	(1,211)	(705)	(4,933)

Balance at June 30, 2010	$1,098	$4,670	$1,265	$7,033

The majority of the remaining accrued severance and personnel-related costs are expected to be paid by the end of 2010.

Note 10.	Debt

The components of debt at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Convertible subordinated debentures	$8,190	$7,938
Borrowings under revolving credit facility	15,000	5,000
Capital lease obligations	1,003	1,340

	$24,193	$14,278

As of June 30, 2010, the Company had $15.0 million outstanding under its $123.0 million revolving credit facility (“Revolver”), which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company was in compliance with all loan covenants as of June 30, 2010.

For the three and six months ended June 30, 2010, the weighted-average interest rate on the Company’s Revolver approximated 4.54% and 4.53%, respectively.

The Company’s $8.3 million convertible subordinated debentures (the “Notes”) have been reduced by debt discounts of $130 and $382 as of June 30, 2010 and December 31, 2009, respectively. The Notes are classified as current debt as of June 30, 2010 and December 31, 2009, respectively, since the earliest that the redemption and repurchase features can occur are on October 1, 2010. The Company’s Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The components of the net periodic cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$726	$739	$139	$146
Interest cost	1,760	1,771	284	315
Expected return on plan assets	(1,790)	(1,588)	—	—
Amortization of transition asset	—	(68)	—	—
Amortization of prior service (credit) cost	(334)	(357)	166	227
Amortization of actuarial loss	1,094	794	456	408
Curtailment gain	—	(1,410)	—	—

Net periodic cost (benefit) of defined benefit plans	1,456	(119)	1,045	1,096
Union plans	29	27	—	—
Other retirement plans	331	343	—	—

Total cost	$1,816	$251	$1,045	$1,096

	Pension Plan		SERP
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$1,775	$1,534	$278	$292
Interest cost	3,486	3,586	568	630
Expected return on plan assets	(3,652)	(3,164)	—	—
Amortization of transition asset	—	(148)	—	—
Amortization of prior service (credit) cost	(669)	(728)	332	454
Amortization of actuarial loss	1,755	1,751	912	816
Curtailment gain	—	(1,573)	—	—

Net periodic cost of defined benefit plans	2,695	1,258	2,090	2,192
Union plans	49	64	—	—
Other retirement plans	688	718	—	—

Total cost	$3,432	$2,040	$2,090	$2,192

The amortization of the prior service (credit) cost and actuarial loss for the three and six months ended June 30, 2010, included in the above tables, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

During the three and six months ended June 30, 2009, the Company recorded a curtailment gain of approximately $1.4 million and $1.6 million, respectively, which primarily represented the accelerated recognition

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of unrecognized prior service cost resulting from the reduction of the Company’s workforce during the first half of 2009. There were no such gains recognized by the Company for the three and six months ended June 30, 2010.

The Company has contributed $0.6 million to its defined benefit pension plan during the six months ended June 30, 2010 and currently expects to contribute approximately $2.1 million for the full-year 2010.

The Company expects to contribute approximately $0.3 million to its unfunded supplemental retirement plan.

The Company is required to remeasure and record the Plans’ funded status as of December 31, 2010, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2010.

Note 12.	Income Taxes

Income tax expense for the three months ended June 30, 2010 was $4,459 on pre-tax income from continuing operations of $10,922 as compared to income tax expense of $375 on pre-tax loss from continuing operations of ($3,358) for the same period in 2009.

Income tax expense for the six months ended June 30, 2010 was $4,353 on pre-tax income from continuing operations of $10,383 as compared to income tax benefit of $284 on pre-tax loss from continuing operations of ($5,885) for the same period in 2009.

The effective tax rates for the three and six months ended June 30, 2010 and 2009 were impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 was approximately $1.9 million and $2.1 million, respectively, which includes estimated interest and penalties of approximately $0.6 million for both periods. There were no significant changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2010.

The Company’s 2007 and 2008 U.S. federal income tax returns are in the process of being audited by the Internal Revenue Service, as discussed in Note 11 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

Note 13.	Other Income (Expense)

The components of other income (expense) are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income	$192	$89	$281	$172
Foreign currency gain (loss)	736	(1,049)	242	(278)
Other income (expense)	729	61	813	(50)

Total other income (expense)	$1,657	$(899)	$1,336	$(156)

Included in other income for the three and six months ended June 30, 2010 is approximately $1.0 million of income related to the Company’s equity investment in a company located in Asia resulting from the sale of a building.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop product offerings and solutions to service its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees;

•	natural events and acts of God such as earthquakes, fires or floods; and

•	the impact of the proposed merger with R.R. Donnelley on the Company’s business.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

The Company’s results for the three and six months ended June 30, 2010 reflect the continued improvement in overall capital markets activity that began during the second half of 2009. Total revenue increased by approximately $16.9 million, or 9%, to approximately $205.9 million for the three months ended June 30, 2010 as compared to the same period in 2009, and increased by approximately $24.9 million, or 7%, to approximately $382.9 million for the six months ended June 30, 2010, as compared to the same period in 2009. These increases are primarily due to the substantial increase in revenue from the Company’s capital markets services, which increased approximately 56% and 68% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In addition, the Company’s overall profitability improved from the prior year as a result of the favorable impact of the Company’s cost savings measures implemented throughout 2009 and the first half of 2010. The Company believes that it is well positioned to further realize the benefits of its more efficient operating model as market conditions continue to recover.

Capital markets services revenue increased approximately $18.2 million, or 56%, and approximately $39.3 million, or 68%, for the three and six months ended June 30, 2010 as compared to the same periods in 2009, respectively, primarily due to the significant increase in the level of capital markets activity, and in particular overall initial public offerings (“IPOs”) activity as compared to the same periods in 2009. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased approximately $0.8 million, or 1%, and approximately $9.8 million, or 5%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, respectively. Marketing communication services revenue slightly increased for the three months ended June 30, 2010, and decreased by approximately $2.5 million, or 3%, for the six months ended June 30, 2010, as compared to the same periods in 2009. Diluted earnings per share from continuing operations was $0.16 and $0.15 for the three and six months ended June 30, 2010, respectively, as compared to diluted loss per share from continuing operations of ($0.13) and ($0.20) for the same periods in 2009, respectively.

On February 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement was approved by the Boards of Directors of the parties to the Merger Agreement. The merger was also approved by the Company’s shareholders in May 2010. The merger is expected to close during the second half of the year. Consummation of the merger is subject to various customary conditions, including the approval of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the merger. Pending consummation of the merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of agreed upon amounts, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

The Company recorded approximately $3.2 million and $6.1 million of expenses related to the merger with R.R. Donnelley for the three and six months ended June 30, 2010, respectively. These expenses primarily consist of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three and six months ended June 30, 2010, respectively.

Items Affecting Comparability

The following table summarizes certain expenses that impact comparability of the results for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total restructuring, integration and asset impairment charges	$2,238	$10,379	$6,257	$16,964
Merger related expenses	3,216	—	6,141	—

Before tax impact	5,454	10,379	12,398	16,964

After tax impact	$3,223	$6,163	$7,285	$10,122
Per share impact	$0.08	$0.22	$0.18	$0.36

The Company recorded approximately $2.2 million (approximately $1.3 million after tax), or $0.03 per share, and $6.3 million (approximately $3.7 million after tax), or $0.09 per share, of restructuring, integration and asset impairment charges for the three and six months ended June 30, 2010, respectively. The amounts primarily represent costs related to vacating certain leased facilities, costs associated with headcount reductions, and non-cash adjustments and asset impairment charges. These charges are discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

For the three and six months ended June 30, 2010, the Company recorded approximately $3.2 million (approximately $1.9 million after tax), or $0.05 per share, and $6.1 million (approximately $3.6 million after tax), or $0.09 per share, of expenses directly related to the merger with R.R. Donnelley, respectively, as previously discussed.

The Company’s revenue by class of service for the three and six months ended June 30, 2009 has been reclassified to conform to the current year presentation.

Results of Operations

Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$44,918	22%	$29,510	15%	$15,408	52%
Virtual Dataroom (“VDR”) services	5,937	3	3,149	2	2,788	89

Total capital markets services revenue	50,855	25	32,659	17	18,196	56
Shareholder reporting services revenue:
Compliance reporting	63,193	31	63,785	34	(592)	(1)
Investment management	49,128	24	49,726	26	(598)	(1)
Translation services	3,793	1	3,438	2	355	10

Total shareholder reporting services revenue	116,114	56	116,949	62	(835)	(1)

Marketing communications services revenue	34,692	17	34,498	18	194	1
Commercial printing and other revenue	4,221	2	4,870	3	(649)	(13)

Total revenue	205,882	100	188,976	100	16,906	9
Cost of revenue	(134,904)	(66)	(127,756)	(68)	(7,148)	(6)
Selling and administrative expenses	(46,756)	(23)	(42,392)	(22)	(4,364)	(10)
Depreciation	(7,075)	(3)	(7,056)	(4)	(19)	—
Amortization	(1,366)	(1)	(1,367)	(1)	1	—
Restructuring, integration and asset impairment charges	(2,238)	(1)	(10,379)	(5)	8,141	78
Merger related expenses	(3,216)	(2)	—	—	(3,216)	(100)
Interest expense	(1,062)	(1)	(2,485)	(1)	1,423	57
Other income (expense), net	1,657	1	(899)	—	2,556	284

Income (loss) from continuing operations before income taxes	10,922	5	(3,358)	(2)	14,280	425
Income tax expense	(4,459)	(2)	(375)	—	(4,084)	(1,089)

Income (loss) from continuing operations	6,463	3	(3,733)	(2)	10,196	273
Income (loss) from discontinued operations	38	—	(79)	—	117	148

Net income (loss)	$6,501	3%	$(3,812)	(2)%	$10,313	271%

Revenue

Total revenue increased $16,906, or 9%, to $205,882 for the three months ended June 30, 2010, as compared to the same period in 2009. The increase in revenue is primarily attributed to the substantial increase in capital markets revenue during the second quarter of 2010, which reflects the continued improvement in overall capital markets activity resulting primarily from an increased level of IPO activity. As such, revenue from capital markets services increased $18,196, or 56%, during the three months ended June 30, 2010 as compared to the same period in 2009.

Capital markets services revenue from the U.S. markets increased approximately $4.3 million, or 16%, during the three months ended June 30, 2010 as compared to the same period in 2009. Capital markets services from our international markets increased approximately $13.9 million, or 261%, for the three months ended June 30, 2010 as compared to the same period in 2009. The increase in revenue from our international markets is primarily due to the overall increase in capital markets activity during the second quarter of 2010, particularly the increase in the level of IPO activity occurring in Asia and Europe in 2010, as compared to 2009.

Included in capital markets services revenue for the three months ended June 30, 2010 is $5,937 of revenue related to the Company’s VDR services, which increased 89% for the three months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of a large M&A project and the increase in capital markets activity.

Shareholder reporting services revenue decreased $835, or 1%, to $116,114 for the three months ended June 30, 2010 as compared to the same period in 2009. Compliance reporting services revenue decreased slightly for the three months ended June 30, 2010 as compared to the same period in 2009. The decrease in revenue from compliance reporting services was primarily attributable to: (i) the loss of certain clients; (ii) non-recurring jobs in 2009 and (iii) competitive pricing pressure. The decrease in compliance reporting services revenue was partially offset by increases in revenue from the Company’s new compliance services, particularly Bowne Compliance Driversm, Pure Compliancesm and XBRL related services. Investment management services revenue also decreased slightly for the three months ended June 30, 2010 as compared to the same period in 2009, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work that occurred in 2009. Partially offsetting the decline in revenue from investment management services was the addition of new clients during 2010 and increased projects from existing clients. Translation services revenue increased 10% for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to the addition of new clients and increased work from existing clients.

Marketing communications services revenue increased slightly for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to the favorable impact of foreign currency fluctuations on the Company’s Canadian operations, as well as the increased volume and projects from certain existing clients and the addition of new clients during the second quarter of 2010, partially offset by the loss of certain accounts and lower activity levels and volumes from other existing customers, as companies reduced marketing spending in response to the economic downturn.

Commercial printing and other revenue decreased approximately $649, or 13%, for the three months ended June 30, 2010, as compared to the same period in 2009, primarily due to price pressure and lower volumes and activity levels.

	Three Months Ended June 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$161,144	78%	$162,736	86%	$(1,592)	(1)%
International	44,738	22	26,240	14	18,498	70

Total revenue	$205,882	100%	$188,976	100%	$16,906	9%

Revenue from the domestic market decreased 1% to $161,144 for the three months ended June 30, 2010, compared to $162,736 for the same period in 2009. This decrease is primarily due to the decline in revenue from shareholder reporting services and commercial and other, and is partially offset by an increase in revenue from capital markets services, as discussed above.

Revenue from the international markets increased 70% to $44,738 for the three months ended June 30, 2010, as compared to $26,240 for the same period in 2009. Revenue from the international markets primarily reflects the substantial increase in capital markets services revenue from our international markets, particularly increases in activity in Asia and Europe. Also contributing to the increase in revenue from international markets is an increase in revenue from shareholder reporting services in Europe and the favorable impact related to the weakness in the U.S. dollar as compared to the Canadian dollar during the three months ended June 30, 2010 as compared to the same period in 2009. At constant exchange rates, revenue from the international markets increased $17,765, or 68%, for the three months ended June 30, 2010 as compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased $7,148, or 6%, for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to the increase in total revenue in 2010 as compared to 2009. As a percentage of revenue, the cost of revenue improved approximately 200 basis points to 66% for the three months ended June 30, 2010 from 68% for the three months ended June 30, 2009, primarily due to the substantial increase in capital markets services revenue, which historically has been the Company’s most profitable class of service, and the favorable impact of the Company’s cost savings measures implemented throughout 2009 and the first half of 2010.

Selling and Administrative Expenses

Selling and administrative expenses increased $4,364, or 10%, for the three months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily due to an increase in incentive compensation and expenses directly associated with sales, including travel and entertainment and commission expenses related to the increase in activity and the Company’s new product offerings. Also contributing to the increase in selling and administrative expenses for the three months ended June 30, 2010 as compared to the same period in 2009 is a curtailment gain of approximately $1.4 million recognized in 2009 related to the Company’s defined benefit pension plan. The curtailment gain is discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. Partially offsetting the increase in selling and administrative expenses is a decrease in headcount and occupancy related expenses for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to the cost savings measures that have occurred since the second half of 2009. As a percentage of revenue, overall selling and administrative expenses increased slightly to 23% for the three months ended June 30, 2010, as compared to 22% for the same period in 2009.

Other Factors Affecting Net Income

Depreciation expense was constant for the three months ended June 30, 2010 and 2009. Depreciation expense recognized in 2010 increased slightly due to the development of new service offerings and updates and improvements to existing client solutions and internal solutions. However, these increases were partially offset by less depreciation recognized during the second quarter of 2010 resulting from recent facility reductions and consolidations.

Restructuring, integration and asset impairment charges for the three months ended June 30, 2010 were $2,238 as compared to $10,379 for the same period in 2009. The charges incurred during the three months ended June 30, 2010 primarily consist of costs related to the closure and consolidation of certain facilities and costs related to headcount reductions. These costs were partially offset by a non-cash adjustment of approximately $2.0 million related to the write-off of deferred rent liabilities associated with a leased facility that will be vacated. The charges incurred during the three months ended June 30, 2009 represented costs related to the Company’s headcount reductions that occurred in May 2009, the closure and reduction of leased space of certain facilities and integration costs related to the Company’s acquisitions that occurred during 2008.

During the three months ended June 30, 2010, the Company recorded approximately $3.2 million of merger related expenses associated with the merger with R.R. Donnelley. The amount primarily consists of estimated legal fees and other transition related costs. The merger is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. There were no such expenses recorded by the Company for the three months ended June 30, 2009.

Interest expense decreased significantly for the three months ended June 30, 2010 as compared to the same period in 2009, primarily due to the decrease in interest expense related to borrowings under the Company’s credit facility for the three months ended June 30, 2010 as compared to 2009. The Company’s average outstanding debt balance was significantly lower in 2010 as compared to the same period in 2009, which is primarily due to the repayment of the Company’s former term loans and repayment of a portion of the Company’s borrowings under its revolving credit facility through the utilization of the net proceeds received from the Company’s equity offering, which occurred in August 2009. The repayment of the debt is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.54% during the three months ended June 30, 2010. Also contributing to the decrease in interest expense was a decrease in non-cash amortization expense related to the deferred financing costs directly associated with amending the Company’s credit facility during 2009. The Company wrote off the unamortized portion of the deferred financing costs directly attributable to the Company’s former term loans upon the repayment of such loans in August 2009, thereby resulting in a decrease in the amortization of the deferred financing costs for the three months ended June 30, 2010 as compared to the same period in 2009.

Other income (expense) increased $2,556 to income of $1,657 for the three months ended June 30, 2010, as compared to an expense of ($899) for the same period in 2009, due to income of approximately $1.0 million from the Company’s equity investment in Asia during the second quarter of 2010, which is discussed in Note 13 to the Condensed Consolidated Financial Statements. Also contributing to the increase are non-cash foreign currency translation gains of approximately $0.7 million for the three months ended June 30, 2010 as compared to non-cash foreign currency translation losses of approximately ($1.0) million in 2009. The foreign currency gains in 2010 are primarily a result of the decline in the value of the U.S. dollar as compared to the Canadian dollar for the three months ended June 30, 2010 as compared to the same period in 2009. These increases were partially offset by a loss of approximately $0.5 million resulting from the sale of the Company’s investments in auction rate securities during the second quarter of 2010, which is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements.

Income tax expense for the three months ended June 30, 2010 was $4,459 on pre-tax income from continuing operations of $10,922 as compared to income tax expense of $375 on pre-tax loss from continuing operations of ($3,358) for the same period in 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 was impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income.

Income from discontinued operations for the three months ended June 30, 2010 was $38 as compared to a loss from discontinued operations of $79 for the same period in 2009. The results from discontinued operations for the three months ended June 30, 2010 and 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income taxes associated with the discontinued operations.

As a result of the foregoing, net income for the three months ended June 30, 2010 was $6,501 as compared to net loss of ($3,812) for the three months ended June 30, 2009.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended
	June 30,
	2010	2009

Domestic (United States)	$4,302	$517
International	6,620	(3,875)

Income (loss) from continuing operations before income taxes	$10,922	$(3,358)

The increase in domestic pre-tax income from continuing operations for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the decrease in restructuring, integration and asset impairment costs. The domestic results for the three months ended June 30, 2010 include approximately $1.9 million of restructuring, integration and asset impairment costs as compared to $9.4 million for the same period in 2009. Also contributing to the increase in domestic pre-tax income from continuing operations for the three months ended June 30, 2010 as compared to the same period in 2009 was a decrease in interest expense of approximately $1.4 million, as previously discussed. Included in the domestic results for the three months ended June 30, 2010 were $3.2 million of expenses related to the merger with R.R. Donnelly. Domestic results of operations also include shared corporate expenses such as administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the three months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the substantial increase in revenue, as previously discussed. Also contributing to the increase is foreign currency translation gains of approximately $0.7 million for the three months ended June 30, 2010, as compared to foreign currency translation losses of approximately ($1.0) million for the same period in 2009, as previously discussed. The international results for the three months ended June 30, 2010 include approximately $0.3 million of restructuring, integration and asset impairment costs, as compared to $1.0 million for the same period in 2009.

Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Capital markets services revenue:
Transactional services	$87,473	23%	$52,191	14%	$35,282	68%
VDR services	10,072	3	6,039	2	4,033	67

Total capital markets services revenue	97,545	26	58,230	16	39,315	68
Shareholder reporting services revenue:
Compliance reporting	106,351	28	109,133	30	(2,782)	(3)
Investment management	87,186	23	93,812	27	(6,626)	(7)
Translation services	6,447	1	6,825	2	(378)	(6)

Total shareholder reporting services revenue	199,984	52	209,770	59	(9,786)	(5)

Marketing communications services revenue	76,193	20	78,709	22	(2,516)	(3)
Commercial printing and other revenue	9,220	2	11,372	3	(2,152)	(19)

Total revenue	382,942	100	358,081	100	24,861	7
Cost of revenue	(249,513)	(65)	(237,826)	(66)	(11,687)	(5)
Selling and administrative expenses	(93,288)	(24)	(88,477)	(25)	(4,811)	(5)
Depreciation	(13,922)	(4)	(14,457)	(4)	535	4
Amortization	(2,733)	(1)	(2,734)	(1)	1	—
Restructuring, integration and asset impairment charges	(6,257)	(2)	(16,964)	(5)	10,707	63
Merger related expenses	(6,141)	(2)	—	—	(6,141)	(100)
Interest expense	(2,041)	(1)	(3,352)	(1)	1,311	39
Other income (expense), net	1,336	—	(156)	—	1,492	956

Income (loss) from continuing operations before income taxes	10,383	3	(5,885)	(2)	16,268	276
Income tax (expense) benefit	(4,353)	(1)	284	—	(4,637)	(1,633)

Income (loss) from continuing operations	6,030	2	(5,601)	(2)	11,631	208
Loss from discontinued operations	(107)	—	(171)	—	64	37

Net income (loss)	$5,923	2%	$(5,772)	(2)%	$11,695	203%

Revenue

Total revenue increased $24,861, or 7%, to $382,942 for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in revenue is primarily attributed to the substantial increase in revenue from capital markets services during the first half of 2010, which reflects the continued improvement in overall capital markets activity resulting primarily from increased levels of IPO transactions as compared to the first half of 2009.

As such, revenue from capital markets services increased $39,315, or 68%, for the six months ended June 30, 2010 as compared to the same period in 2009.

Capital markets services from the U.S. markets increased approximately $12.6 million, or 27%, during the six months ended June 30, 2010 as compared to the same period in 2009. Capital markets services from our international markets increased approximately $26.7 million, or 250%, for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in capital markets services revenue from our international markets is primarily due to the overall increase in capital markets activity during the first half of 2010, particularly the increase in the level of IPO activity occurring in Asia and Europe in 2010 as compared to 2009. Also contributing to the increases in capital markets services revenue from international markets was the favorable impact of approximately $1.3 million primarily related to the weakness in the U.S. dollar as compared to the Canadian dollar during 2010 as compared to 2009.

Included in capital markets revenue for the six months ended June 30, 2010 is $10,072 of revenue related to the Company’s VDR services, which increased approximately 67% for the six months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of a large M&A project and the increase in capital markets activity.

Shareholder reporting services revenue decreased $9,786, or 5%, to $199,984 for the six months ended June 30, 2010 as compared to the same period in 2009. Compliance reporting services revenue decreased approximately 3% for the six months ended June 30, 2010 as compared to the same period in 2009. The decrease in revenue from compliance reporting services was primarily attributable to: (i) the loss of certain clients; (ii) non-recurring jobs in 2009; and (iii) competitive pricing pressure. The decrease in compliance reporting services revenue was partially offset by increases in revenue from the Company’s new compliance services, particularly Bowne Compliance Driversm, Pure Compliancesm and XBRL related services for the six months ended June 30, 2010 as compared to the same period in 2009. In addition there was also an increase in print volumes for certain proxy related work in 2010 as certain clients shifted their focus back to printed proxies for distribution purposes from the utilization of electronic proxies in the prior year in an attempt to improve and obtain more shareholder votes since certain clients experienced a decline in total shareholder votes in the prior year when the focus was on utilizing electronic proxies for distribution purposes. Investment management services revenue decreased approximately 7% for the six months ended June 30, 2010 as compared to the same period in 2009, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work that occurred in 2009. Partially offsetting the decline in revenue from investment management services was the addition of new clients during 2010 and increased projects from existing clients. Translation services revenue decreased 6% for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to non-recurring jobs in 2009 and was partially offset by the addition of new clients and increased work from certain existing clients.

Marketing communications services revenue decreased $2,516, or 3%, during the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a decline in revenue generated by the loss of certain accounts and lower activity levels and volumes from existing customers, as companies reduced marketing spending in response to the economic downturn. These decreases were partially offset by the addition of new clients during the first half of 2010 and increased volumes from existing clients.

Commercial printing and other revenue decreased approximately $2,152, or 19%, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to price pressure and lower volumes and activity levels.

	Six Months Ended June 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2010	Revenue	2009	Revenue	$ Change	% Change
	(Dollars in thousands)

Domestic (United States)	$301,718	79%	$307,952	86%	$(6,234)	(2)%
International	81,224	21	50,129	14	31,095	62

Total revenue	$382,942	100%	$358,081	100%	$24,861	7%

Revenue from the domestic market decreased 2% to $301,718 for the six months ended June 30, 2010 as compared to $307,952 for the six months ended June 30, 2009. This decrease is primarily due to the decline in revenue from shareholder reporting services and marketing communication services, and is partially offset by an increase in revenue from capital markets services, as discussed above.

Revenue from the international markets increased 62% to $81,224 for the six months ended June 30, 2010 as compared to $50,129 for the six months ended June 30, 2009. The revenue from international markets primarily reflects the substantial increase in capital markets services revenue from our international markets, particularly the increase in IPO activity in Asia and Europe. Also contributing to the increase in revenue from international markets is an increase in revenue from shareholder reporting services in Europe and the favorable impact related to the weakness in the U.S. dollar as compared to the Canadian dollar during 2010 as compared to 2009. At constant exchange rates, revenue from the international markets increased $26,747, or 53%, for the six months ended June 30, 2010 as compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased $11,687, or 5%, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to the increase in total revenue in 2010 as compared to 2009. As a percentage of revenue the cost of revenue improved to approximately 65% for the six months ended June 30, 2010 from 66% for the six months ended June 30, 2009, primarily due to the substantial increase in capital markets revenue, which historically has been the Company’s most profitable class of service, and the favorable impact of the Company’s cost savings measures implemented throughout 2009 and the first half of 2010.

Selling and Administrative Expenses

Selling and administrative expenses increased $4,811, or 5%, for the six months ended June 30, 2010 as compared to the same period in 2009. The increase is primarily due to an increase in incentive compensation and expenses directly associated with sales, including travel and entertainment and commission expenses related to the increase in activity and the Company’s new product offerings. Also contributing to the increase in selling and administrative expenses for the six months ended June 30, 2010 as compared to the same period in 2009 is a curtailment gain of approximately $1.6 million recognized in 2009 related to the Company’s defined benefit pension plan. The curtailment gain is discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. Partially offsetting the increase in selling and administrative expenses is a decrease in bad debt expenses for the six months ended June 30, 2010 of approximately $0.7 million as compared to the same period in 2009, primarily as a result of the improvement in overall market conditions and the increased collection of the Company’s accounts receivable during the first half of 2010. In addition, the Company continues to realize the favorable impact of the Company’s recent cost savings measures which includes a decrease in payroll and certain fringe benefits as a result of the headcount reductions that occurred during the second half of 2009, and decreases in facility costs as a result of recent facility reductions that occurred since the second half of 2009. As a percentage of revenue, overall selling and administrative expense improved to 24% for the six months ended June 30, 2010, as compared to 25% for the same period in 2009.

Other Factors Affecting Net Income

Depreciation expense decreased $535, or 4%, for the six months ended June 30, 2010 as compared to the same period in 2009, primarily resulting from recent facility reductions and consolidations that occurred during the second half of 2009. Partially offsetting the decrease was increased depreciation expense recognized in 2010 due to the development of new service offerings and updates and improvements to existing client solutions and internal solutions.

Restructuring, integration and asset impairment charges for the six months ended June 30, 2010 were $6,257 as compared to $16,964 in 2009. The charges incurred during the six months ended June 30, 2010 primarily consist of costs related to facility closures and consolidations and costs related to headcount reductions. The charges incurred during the six months ended June 30, 2009 represented costs related to the Company’s headcount reductions and facilities consolidations and integration costs primarily related to the Company’s acquisitions that occurred in 2008.

During the six months ended June 30, 2010, the Company recorded approximately $6.1 million of merger related expenses associated with the merger with R.R. Donnelley. The amount primarily consists of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. The merger is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. There were no such expenses recorded by the Company for the six months ended June 30, 2009.

Interest expense decreased significantly for the six months ended June 30, 2010 as compared to the same period in 2009, primarily due to a decrease in interest expense related to borrowings under the Company’s credit facility for the six months ended June 30, 2010 as compared to the same period in 2009. The Company’s average outstanding debt balance was significantly lower in 2010 as compared to 2009, which is primarily due to the repayment of the Company’s former term loans and repayment of a portion of the Company’s borrowings under its revolving credit facility through the utilization of the net proceeds received from the Company’s equity offering, which occurred in August 2009. The repayment of the debt is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.53% during the six months ended June 30, 2010.

Other income (expense) increased $1,492 to income of $1,336 for the six months ended June 30, 2010 as compared to an expense of ($156) for the six months ended June 30, 2009, due to income of approximately $1.0 million from the Company’s equity investment in Asia during the second quarter of 2010, which is discussed in Note 13 to the Condensed Consolidated Financial Statements. Also contributing to the increase are non-cash foreign currency translation gains of approximately $0.2 million for the six months ended June 30, 2010 as compared to non-cash foreign currency translation losses of approximately ($0.3) million in 2009. The foreign currency gains in 2010 are a result of the fluctuation in the U.S. dollar as compared to other currencies for the six months ended June 30, 2010 as compared to the same period in 2009. These increases are partially offset by a loss of approximately $0.5 million resulting from the sale of the Company’s investments in auction rate securities during the second quarter of 2010, which is discussed more in detail in Note 5 to the Condensed Consolidated Financial Statements.

Income tax expense for the six months ended June 30, 2010 was $4,353 on pre-tax income from continuing operations of $10,383 as compared to income tax benefit of $284 on pre-tax loss from continuing operations of ($5,885) for the same period in 2009. The effective tax rate for the six months ended June 30, 2010 and 2009 was impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment and Subpart F income.

Loss from discontinued operations for the six months ended June 30, 2010 was $107 as compared to $171 for the same period in 2009. The results from discontinued operations for the six months ended June 30, 2010 and 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income taxes associated with the discontinued operations.

As a result of the foregoing, net income for the six months ended June 30, 2010 was $5,923 as compared to net loss of ($5,772) for the six months ended June 30, 2009.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009

Domestic (United States)	$608	$(1,071)
International	9,775	(4,814)

Income (loss) from continuing operations before income taxes	$10,383	$(5,885)

The increase in domestic pre-tax income from continuing operations for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the decrease in restructuring, integration and asset impairment costs. The domestic results for the six months ended June 30, 2010 include approximately $6.0 million of restructuring, integration and asset impairment costs as compared to $15.0 million for the same period in 2009. Also contributing to the increase in domestic pre-tax income from continuing operations for the six months ended June 30, 2010 as compared to the same period in 2009 was a decrease in interest expense of approximately $1.3 million, as previously discussed. Included in the domestic results for the six months ended June 30, 2010 were $6.1 million of expenses related to the merger with R.R. Donnelly. Domestic results of operations also include shared corporate expenses such as administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the substantial increase in revenue, as previously discussed. Also contributing to the increase is foreign currency translation gains of approximately $0.2 million for the six months ended June 30, 2010, as compared to foreign currency translation losses of approximately ($0.3) million for the same period in 2009, as previously discussed. The international results for the six months ended June 30, 2010 include approximately $0.3 million of restructuring, integration and asset impairment costs as compared to $2.0 million for the same period in 2009.

Liquidity and Capital Resources

	June 30,
Liquidity and Cash Flow Information:	2010	2009

Working capital	$109,204	$108,125
Current ratio	1.87:1	1.93:1
Net cash used in operating activities (for the six months ended)	$(1,983)	$(11,092)
Net cash used in investing activities (for the six months ended)	$(7,423)	$(5,719)
Net cash provided by financing activities (for the six months ended)	$5,140	$18,192
Capital expenditures	$(10,278)	$(5,711)
Average days sales outstanding	63 days	71 days

Overall working capital increased by approximately $1.1 million at June 30, 2010 as compared to June 30, 2009. The increase in working capital from June 30, 2009 to June 30, 2010 is primarily attributed to the overall improved operating results in 2010 as compared to 2009 and the improved collection of the Company’s accounts receivable during the first half of 2010 as a result of system improvements that facilitate a more timely generation of customer invoices, thereby accelerating the collection of cash, and the overall improved market conditions. These increases are partially offset by: (i) the reclassification of the Company’s Notes (approximately $8.2 million) to current debt as of June 30, 2010 from noncurrent liabilities at June 30, 2009, since the earliest that the redemption and repurchase features can occur are on October 1, 2010; (ii) an increase in accrued bonuses and commissions as of June 30, 2010, based on the improved operating results; and (iii) cash used to pay restructuring and integration related expenses, which is discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

As of June 30, 2010, the Company had $15.0 million outstanding under its $123.0 million Revolver, which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

As of June 30, 2010, there were approximately $88.0 million of borrowings available under the Revolver, which was based on the Company’s borrowing base calculation as of June 30, 2010, and reflects outstanding letters of credit of approximately $4.2 million. As of August 1, 2010, the Company had $10.0 million outstanding and approximately $78.4 million borrowings available under the Revolver based on the Company’s most recent borrowing base calculation.

The Company was in compliance with all loan covenants as of June 30, 2010 and based on its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2010.

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

Cash Flows

Average days sales outstanding was 63 days for the six months ended June 30, 2010 as compared to 71 days for the same period in 2009. The Company had net cash used in operating activities of $1,983 for the six months ended June 30, 2010 as compared to $11,092 for the same period in 2009. The improvement in net cash used in operating activities for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily the result of improved profitability in 2010 as compared to 2009. Also contributing to the improvement in cash used in operating activities was the improved collection of the Company’s accounts receivable during the first half of 2010 as compared to 2009 and a decrease in restructuring and integration payments during the six months ended June 30, 2010 as compared to the same period in 2009. The decreases in cash used in operating activities were offset by cash bonuses of approximately $7.5 million paid during the six months ended June 30, 2010, which was based on the Company’s 2009 operating results, as compared to no cash bonuses paid during the six months ended June 30, 2009, and a decrease in net cash refunds for income taxes of approximately $1.1 million during the six months ended June 30, 2010 as compared to same period in 2009. In addition, the cash used in operating activities for the six months ended June 30, 2010 included cash used for merger related costs associated with the merger with R.R. Donnelley, which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. Overall, cash used in operating activities improved by $9,109 from June 30, 2009 to June 30, 2010.

Net cash used in investing activities was $7,423 for the six months ended June 30, 2010 as compared to $5,719 for the six months ended June 30, 2009. The change from 2009 to 2010 was primarily due to an increase in capital expenditures related to the development of new service offerings and upgrades and improvements to existing client solutions and internal solutions during the six months ended June 30, 2010 as compared to the same period in 2009. The increase in net cash used in investing activities in 2010 is partially offset by the proceeds received from sale of the Company’s investments in auction rate securities during the second quarter of 2010, which is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements. Capital expenditures for the six months ended June 30, 2010 were $10,278 as compared to $5,711 in 2009.

Net cash provided by financing activities was $5,140 for the six months ended June 30, 2010 as compared to $18,192 for the same period in 2009. The decrease in net cash provided by financing activities in 2010 as compared to 2009 is primarily due to a decrease in net borrowings under the Company’s Revolver during the six months ended June 30, 2010 as compared to the same period in 2009. The borrowings in 2009 were reported net of debt issuance costs paid for the amendment of the previous credit facility, which occurred in March 2009. Also contributing to the decrease in net cash provided by financing activities for the six months ended June 30, 2010 as compared to the same period in 2009 were cash dividends paid to shareholders of approximately $4.5 million for the six months ended June 30, 2010 as compared to non-cash stock dividends paid during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company issued 786,228 shares of its stock as a result of stock dividends to its shareholders in February and May 2009, which was equivalent to a dividend of $0.11 per share for the six months ended June 30, 2009. During the first three quarters of 2009, the Company suspended the payment of cash dividends, and issued stock dividends to its shareholders. The payment of cash dividends was restricted under the covenants of the Company’s Revolver. In October 2009, the Revolver was amended and the Company reinstated the payment of cash dividends in November 2009.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements and the accounting pronouncements adopted by the Company during the six months ended June 30, 2010 is included in Note 3 to the Condensed Consolidated Financial Statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. The Company’s $8.3 million Notes consist of fixed rate instruments and therefore would not be significantly impacted by changes in interest rates. As of June 30, 2010, the Company had $15.0 million of borrowings outstanding under its Revolver. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate Loans. During the three and six months ended June 30, 2010, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 4.54% and 4.53%, respectively. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $77 and $135 for the three and six months ended June 30, 2010, respectively, based on the average outstanding balances under the credit facility during these periods.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $1,377 and $2,635 in its Condensed Consolidated Statements of Comprehensive Income for the six months ended June 30, 2010 and 2009, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected net transaction gains (losses) of $242 and ($278) in its Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009, respectively. These gains (losses) are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. Based on current estimates, the Company currently expects to contribute approximately $2.1 million to its Plan in 2010. However, declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

Item 4.	Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consist of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

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

The Company, members of our board of directors and management, R.R. Donnelley and Merger Sub have been named as defendants in four purported class action lawsuits brought in the Supreme Court of the State of New York and consolidated under the caption and index number Sartoretti v. Bowne & Co., Inc., et al., Index No. 600531/2010. The consolidated complaint filed on April 12, 2010, alleges breach of fiduciary duty by the directors and officers in connection with the acquisition contemplated by the merger agreement, and asserts aiding and abetting claims against the Company, R.R. Donnelly and Merger Sub. On April 21, 2010, the parties entered into a Memorandum of Understanding, which contemplates, subject to completion of definitive settlement documents and court approval, a settlement of the consolidated cases. The Company has accrued approximately $0.6 million as of June 30, 2010 related to the estimated settlement costs.

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

On May 26, 2010, Bowne & Co., Inc. (the “Company”) held a special meeting of stockholders to vote on: (1) a proposal (“Proposal I”) to adopt the Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 23, 2010, among the Company, R.R. Donnelley & Sons Company, a Delaware corporation and Snoopy Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of R.R. Donnelley & Sons Company; and (2) a proposal (“Proposal II”) to adjourn the special meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the special meeting to adopt the Merger Agreement.

There were 40,100,503 shares of common stock of the Company outstanding as of the record date for the special meeting (April 19, 2010). A quorum was present at the special meeting. Proposal I was approved by the stockholders, with 73.9% of the outstanding shares eligible to vote voting “FOR” adoption of the Merger Agreement. Because sufficient votes were received to pass Proposal I, Proposal II was not voted upon at the special meeting. The voting results of Proposal I were disclosed in the Company’s current report on Form 8-K dated May 26, 2010.

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2010

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: August 4, 2010