Form 10-Q
period 2010-09-30
BOWNE & CO INC
filed 2010-11-05
CIK 13610

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The Registrant had 40,112,071 shares of Common Stock outstanding as of November 1, 2010.

Form 10-Q
Item No.	Name of Item	Page

PART I
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.	Controls and Procedures	35

PART II
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 6.	Exhibits	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenue	$150,256	$148,763
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	107,662	100,476
Selling and administrative (exclusive of depreciation and amortization shown below)	41,184	44,497
Depreciation	6,991	6,190
Amortization	1,367	1,366
Restructuring, integration and asset impairment charges	854	4,220
Merger related expenses	5,076	—

	163,134	156,749

Operating loss	(12,878)	(7,986)
Interest expense	(844)	(1,796)
Loss on extinguishment of debt	—	(777)
Other expense, net	(383)	(1,026)

Loss from continuing operations before income taxes	(14,105)	(11,585)
Income tax benefit	2,355	4,163

Loss from continuing operations	(11,750)	(7,422)
Loss from discontinued operations, net of tax	(68)	(51)

Net loss	$(11,818)	$(7,473)

Loss per share from continuing operations:
Basic	$(0.29)	$(0.21)
Diluted	$(0.29)	$(0.21)

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Total loss per share:
Basic	$(0.29)	$(0.21)
Diluted	$(0.29)	$(0.21)

Dividends per share (2010 dividends were paid in cash, 2009 were paid in stock)	$0.055	$0.055

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)

Revenue	$533,198	$506,844
Expenses:
Cost of revenue (exclusive of depreciation and amortization shown below)	357,175	338,302
Selling and administrative (exclusive of depreciation and amortization shown below)	134,472	132,974
Depreciation	20,913	20,647
Amortization	4,100	4,100
Restructuring, integration and asset impairment charges	7,111	21,184
Merger related expenses	11,217	—

	534,988	517,207

Operating loss	(1,790)	(10,363)
Interest expense	(2,885)	(5,148)
Loss on extinguishment of debt	—	(777)
Other income (expense), net	953	(1,182)

Loss from continuing operations before income taxes	(3,722)	(17,470)
Income tax (expense) benefit	(1,998)	4,447

Loss from continuing operations	(5,720)	(13,023)
Loss from discontinued operations, net of tax	(175)	(222)

Net loss	$(5,895)	$(13,245)

Loss per share from continuing operations:
Basic	$(0.14)	$(0.43)
Diluted	$(0.14)	$(0.43)

Loss per share from discontinued operations:
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Total loss per share:
Basic	$(0.14)	$(0.44)
Diluted	$(0.14)	$(0.44)

Dividends per share (2010 dividends were paid in cash, 2009 were paid in stock)	$0.165	$0.165

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Net loss	$(11,818)	$(7,473)
Recognition of previously unrecognized pension adjustments, net of taxes of $483 and $323 for 2010 and 2009, respectively	682	456
Foreign currency translation adjustments	2,068	2,780
Net unrealized gain (loss) from marketable securities during the period, net of taxes of $0 and $1 for 2010 and 2009, respectively	—	(1)

Comprehensive loss	$(9,068)	$(4,238)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Net loss	$(5,895)	$(13,245)
Recognition of previously unrecognized pension adjustments, net of taxes of $1,450 and $10,570 for 2010 and 2009, respectively	2,044	14,900
Foreign currency translation adjustments	691	5,415
Net unrealized loss from marketable securities during the period, net of taxes of $13 and $1 for 2010 and 2009, respectively	(18)	(2)
Reclassification adjustments for unrealized holding losses on marketable securities that were sold during the period, net of taxes of $85 and $0 for 2010 and 2009, respectively	132	—

Comprehensive (loss) income	$(3,046)	$7,068

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$34,845	$22,061
Marketable securities	293	210
Accounts receivable, less allowances of $3,388 (2010) and $4,554 (2009)	113,901	105,067
Inventories	29,080	26,831
Prepaid expenses and other current assets	36,407	46,702

Total current assets	214,526	200,871
Marketable securities, noncurrent	—	2,920
Property, plant and equipment at cost, less accumulated depreciation of $279,046 (2010) and $269,490 (2009)	110,601	117,218
Other noncurrent assets:
Goodwill	51,162	51,076
Intangible assets, less accumulated amortization of $16,377 (2010) and $12,273 (2009)	32,303	36,397
Deferred income taxes	42,196	40,817
Other	10,453	11,575

Total assets	$461,241	$460,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$8,715	$8,559
Accounts payable	38,062	47,243
Employee compensation and benefits	29,641	25,575
Accrued expenses and other obligations	44,345	34,973

Total current liabilities	120,763	116,350
Other liabilities:
Long-term debt and capital lease obligations — net of current portion	15,515	5,719
Deferred employee compensation	61,909	66,943
Deferred rent	17,231	18,813
Other	2,145	1,582

Total liabilities	217,563	209,407

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Authorized 1,000,000 shares, par value $.01 issuable in series — none issued	—	—
Common stock:
Authorized 60,000,000 shares, par value $.01, issued 44,215,645 shares and outstanding 40,108,419 shares, net of treasury shares of 4,107,226 (2010); issued 44,216,895 shares and outstanding 40,084,752 shares, net of treasury shares of 4,132,143 (2009)	442	442
Additional paid-in capital	34,393	32,699
Retained earnings	280,392	293,040
Treasury stock, at cost, 4,107,226 shares (2010) and 4,132,143 shares (2009)	(54,825)	(55,140)
Accumulated other comprehensive loss, net	(16,724)	(19,574)

Total stockholders’ equity	243,678	251,467

Total liabilities and stockholders’ equity	$461,241	$460,874

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net loss	$(5,895)	$(13,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	175	222
Depreciation	20,913	20,647
Amortization	4,100	4,100
Asset impairment charges	2,359	2,450
Loss on extinguishment of debt	—	777
Changes in other assets and liabilities, net of acquisitions, discontinued operations and certain non-cash transactions	(499)	(7,535)
Net cash used in operating activities of discontinued operations	(607)	(1,087)

Net cash provided by operating activities	20,546	6,329

Cash flows from investing activities:
Purchases of property, plant, and equipment	(15,462)	(10,556)
Proceeds from the sale of marketable securities and other assets	4,799	758
Other	—	(195)

Net cash used in investing activities	(10,663)	(9,993)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility, net of debt issuance costs in 2009	48,959	38,542
Payment of debt and capital lease obligations	(39,440)	(99,044)
Proceeds from equity offering, net of equity issuance costs	—	67,828
Payment of cash dividends	(6,753)	—
Proceeds from stock options exercised	25	—
Other	22	—

Net cash provided by financing activities	2,813	7,326

Effects of exchange rates on cash flows and cash equivalents	88	1,120

Net increase in cash and cash equivalents	12,784	4,782
Cash and cash equivalents, beginning of period	22,061	11,524

Cash and cash equivalents, end of period	$34,845	$16,306

Supplemental Cash Flow Information:
Cash paid for interest	$1,716	$3,159

Net cash refunded for income taxes	$(7,660)	$(7,589)

See Notes to Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share information and where noted)

Note 1.	Basis of Presentation

The financial information as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and of cash flows for each period presented have been made on a consistent basis. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K and consolidated financial statements for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 may not be indicative of the results that may be expected for the full year.

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

On October 21, 2010, the Company announced that the termination date of the Merger Agreement has been extended to January 23, 2011 from October 23, 2010, in accordance with the Merger Agreement.

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

During the three and nine months ended September 30, 2010, the Company recorded approximately $5.1 million and $11.2 million of expenses related to the Merger, respectively. These expenses primarily consist

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three and nine months ended September 30, 2010, respectively.

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

The Company defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value estimates presented in the table below are based on information available to the Company as of September 30, 2010.

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

The carrying value and fair value of the Company’s significant financial assets and liabilities and the necessary disclosures for the periods are presented as follows:

	September 30, 2010
	Carrying	Fair Value Measurements
	Value	Total	Level 1	Level 2	Level 3

Financial Assets:
Cash and cash equivalents(1)	$34,845	$34,845	$34,845	$—	$—
Marketable securities, current	293	293	293	—	—
Marketable securities, noncurrent(2)	—	—	—	—	—

Total financial assets	$35,138	$35,138	$35,138	$—	$—

Financial Liabilities:
Convertible subordinated debentures (the “Notes”)(3)	$8,320	$8,320	$—	$8,320	$—
Senior revolving credit facility(4)	15,033	15,033	—	15,033	—

Total financial liabilities	$23,353	$23,353	$—	$23,353	$—

(1)	Included in cash and cash equivalents is money market funds of $3,716 as of September 30, 2010.

(2)	In May 2010, the Company liquidated its investments in auction rate securities, which is discussed in more detail in the reconciliation below and in Note 5 to the Condensed Consolidated Financial Statements.

(3)	The carrying value of the Notes as of September 30, 2010 approximates par value since the Notes were repurchased on October 1, 2010. The Notes are discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

(4)	The carrying value represents the borrowings outstanding under the Company’s revolving credit facility, which is discussed in more detail in Note 10 to the Condensed Consolidated Financial Statements.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending balance for the Company’s investments in marketable securities using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 was as follows:

	September 30, 2010
	Three Months	Nine Months
	Ended	Ended

Beginning balance	$—	$2,920
Unrealized loss included in accumulated other comprehensive loss (before income taxes)	—	(37)
Reclassification adjustment of unrealized loss previously included in accumulated other comprehensive loss (before income taxes)	—	217
Proceeds received from sale of the investments in auction rate securities	—	(2,636)
Loss from sale of the investments included in income from continuing operations before income taxes	—	(464)

Ending balance	$—	$—

The following assumptions were used by the Company in order to measure the estimated fair value of its financial assets and liabilities as of September 30, 2010: (i) the carrying value of cash and cash equivalents approximates fair value because of the short term maturity of those instruments; (ii) the carrying value of the liabilities under the Company’s revolving credit agreement approximates fair value as of September 30, 2010, since this facility has a variable interest rate similar to those that are currently available to the Company, and is reflective of current market conditions; and (iii) the carrying value of the Notes approximates par value as previously discussed.

Note 5.	Marketable Securities

The Company classifies its investments in marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.

During the second quarter of 2010, the Company liquidated its remaining investments in auction rate securities, which had a par value of approximately $3.1 million, for approximately $2.6 million and recognized a loss of approximately $0.5 million upon the sale. The loss recognized on the sale of these securities is included in the Company’s results of operations for the nine months ended September 30, 2010. Upon the sale of these securities, the Company also reclassified unrealized losses of $0.2 million ($0.1 million after tax) related to the auction rate securities which were previously reported as a component of the Company’s accumulated other comprehensive loss.

Note 6.	Stock-Based Compensation

In accordance with the FASB standard regarding share-based payments, the Company measures the share-based compensation expense for stock options granted based upon the estimated fair value of the award on the date of grant and recognizes the compensation expense over the award’s requisite service period. The Company has not granted stock options with market or performance conditions. There were no stock options granted during the three and nine months ended September 30, 2010, respectively. The weighted-average fair value of stock options granted during the three and nine months ended September 30, 2009 was $4.28 and $1.67, respectively. The weighted-average fair value was calculated using the Black-Scholes-Merton option pricing model. The following

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions were used to determine the weighted-average fair value of the stock options granted during the three and nine months ended September 30, 2009:

	September 30, 2009
	Three Months	Nine Months
	Ended	Ended

Expected dividend yield	4.4%	3.6%
Expected stock price volatility	81.6%	68.5%
Risk-free interest rate	2.9%	2.3%
Expected life of options	5 years	5 years

The Company uses historical data to estimate the expected dividend yield and expected volatility of the Company’s stock in determining the fair value of the stock options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant and the expected life of the options represents the estimated length of time the options are expected to remain outstanding, which is based on the history of exercises and cancellations of past grants made by the Company. In accordance with the FASB standard, the Company recorded compensation expense for the three and nine months ended September 30, 2010 and 2009, net of pre-vesting forfeitures for the options granted, which was based on the historical experience of the vesting and forfeitures of stock options granted in prior years.

The Company recorded compensation expense related to stock options of $232 and $693 for the three and nine months ended September 30, 2010, respectively, and $169 and $1,000 for the three and nine months ended September 30, 2009, respectively, which is included in selling and administrative expenses in the Condensed Consolidated Statement of Operations. As of September 30, 2010, there was approximately $965 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.

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

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The details of the stock option activity for the nine months ended September 30, 2010 is as follows:

		Weighted-
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Outstanding as of January 1, 2010	2,071,501	$8.59
Granted	—	$—
Exercised	(3,750)	$3.23
Forfeited/Cancelled	(40,500)	$11.75

Outstanding as of March 31, 2010	2,027,251	$8.54
Granted	—	$—
Exercised	(3,750)	$3.06
Forfeited/Cancelled	(11,750)	$12.60

Outstanding as of June 30, 2010	2,011,751	$8.53
Granted	—	$—
Exercised	(500)	$3.23
Forfeited/Cancelled	(1,500)	$3.23

Outstanding as of September 30, 2010	2,009,751	$8.53	$7,571
Exercisable as of September 30, 2010	1,081,876	$11.64	$1,709

The total intrinsic value of the stock options exercised during the three and nine months ended September 30, 2010 was $4 and $65, respectively. There were no stock options exercised during the three and nine months ended September 30, 2009. The amount of cash received from the exercise of stock options was $25 for the nine months ended September 30, 2010. The tax benefit recognized related to compensation expense for stock options amounted to $49 and $146 for the three and nine months ended September 30, 2010, respectively, and $50 and $156 for the three and nine months ended September 30, 2009, respectively. The actual tax benefits realized from stock option exercises was $2 and $27 for the three and nine months ended September 30, 2010, respectively. The excess tax benefits related to stock option exercises resulted in cash flows from financing activities of $22 for the nine months ended September 30, 2010.

The following table summarizes weighted-average option exercise price information as of September 30, 2010:

Options Outstanding				Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.49 - $10.31	1,275,145	5 years	$5.28	352,520	$6.41
$10.32 - $11.99	41,232	3 years	$10.69	41,232	$10.69
$12.00 - $14.00	432,289	1 years	$13.72	432,289	$13.72
$14.01 - $15.77	227,165	3 years	$15.19	224,415	$15.19
$15.78 - $19.72	33,920	5 years	$17.53	31,420	$17.58

	2,009,751	4 years	$8.53	1,081,876	$11.64

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about nonvested stock option awards as of September 30, 2010:

		Weighted-
		Average
	Number of	Grant-Date
	Options	Fair Value

Nonvested stock options as of January 1, 2010	964,500	$2.26
Granted	—	$—
Vested	(27,875)	$2.13
Forfeited	—	$—

Nonvested stock options as of March 31, 2010	936,625	$2.26
Granted	—	$—
Vested	(2,500)	$1.51
Forfeited	—	$—

Nonvested stock options as of June 30, 2010	934,125	$2.26
Granted	—	$—
Vested	(4,750)	$4.47
Forfeited	(1,500)	$1.43

Nonvested stock options as of September 30, 2010	927,875	$2.25

Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2010 amounted to $8 and $13, respectively. Total compensation expense recognized for stock options that vested during the three and nine months ended September 30, 2009 amounted to $4 and $555. The decrease in compensation expense recognized for stock options that vested during the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily related to the compensation expense associated with the accelerated vesting of the voluntarily surrendered stock options in 2009, as previously discussed.

Deferred Stock Awards

The Company maintains a program for certain key executives and directors that provides for the conversion of a portion of their cash bonuses or directors’ fees into deferred stock units. These units are convertible into the Company’s common stock on a one-for-one basis, generally at the time of retirement or earlier under certain specific circumstances and are included as shares outstanding in computing the Company’s basic and diluted earnings per share. As of September 30, 2010 and December 31, 2009, the amounts included in stockholders’ equity for these units were $6,983 and $6,241, respectively. As of September 30, 2010 and December 31, 2009, there were 732,363 and 648,399 units outstanding, respectively.

Additionally, the Company has a Deferred Sales Compensation Plan for certain sales personnel. This plan allows a salesperson to defer payment of commissions to a future date. Participants may elect to defer commissions to be paid in either cash, a deferred stock equivalent (the value of which is based upon the value of the Company’s common stock), or a combination of cash or deferred stock equivalents. The amounts deferred, plus any matching contribution made by the Company, will be paid upon retirement, termination or in certain hardship situations. Amounts accrued which the employees participating in the plan have elected to be paid in deferred stock equivalents amounted to $1,651 and $1,874 as of September 30, 2010 and December 31, 2009, respectively. In January 2004, the Plan was amended to require that the amounts to be paid in deferred stock equivalents would be paid solely in the Company’s common stock. As of September 30, 2010 and December 31, 2009, these amounts are a component of additional paid in capital in stockholders’ equity. As of September 30, 2010 and December 31,

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, there were 144,720 and 160,287 deferred stock equivalents, respectively, outstanding under this Plan. These awards are included as shares outstanding in computing the Company’s basic and diluted earnings per share.

Compensation expense related to deferred stock awards amounted to $250 and $827 for the three and nine months ended September 30, 2010, respectively, and $210 and $525 for the three and nine months ended September 30, 2009, respectively. During the first quarter of 2009, the portion of directors’ compensation that was previously deferred in stock was credited as a cash-based deferral rather than stock. The deferral of directors’ compensation in stock was reinstituted during the second quarter of 2009.

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

As of September 30, 2010, there were 239,000 total RSUs outstanding, which includes 180,250 nonvested RSUs and 58,750 vested but unissued RSUs. The vested RSUs will be issued upon the earliest of either the vesting of the final tranche of each grant or the employee’s termination of employment (under certain circumstances). As of December 31, 2009, there were 239,000 RSUs outstanding, which included 209,625 nonvested RSUs and 29,375 vested but unissued RSUs.

A summary of the restricted stock units activity as of September 30, 2010 is as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Awards	Fair Value

Nonvested restricted stock units as of January 1, 2010	209,625	$9.39
Granted	—	$—
Vested	(24,375)	$12.91
Forfeited	—	$—

Nonvested restricted stock units as of March 31, 2010	185,250	$8.93
Granted	—	$—
Vested	(3,750)	$16.58
Forfeited	—	$—

Nonvested restricted stock units as of June 30, 2010	181,500	$8.77
Granted	—	$—
Vested	(1,250)	$12.47
Forfeited	—	$—

Nonvested restricted stock units as of September 30, 2010	180,250	$8.75

There are 2,020 stock equivalents that have been earned through dividend reinvestments on the RSUs through September 30, 2010. These stock equivalents are unvested, and will only be paid upon the vesting of the final tranche of each RSU grant. These amounts are not included in the totals above.

Compensation expense related to restricted stock awards amounted to $162 and $520 for the three and nine months ended September 30, 2010, respectively, and $123 and $412 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, unrecognized compensation expense related to restricted stock grants amounted to $667, which will be recognized over a weighted-average period of 1.4 years.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Term Incentive Plan

As discussed in Note 14 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009, the Company’s Board of Directors approved a Long-Term Incentive Plan (the “2009 LTIP”) on March 5, 2009. The 2009 LTIP includes certain officers and key employees. The actual amount to be earned under the 2009 LTIP is based on the level of performance achieved related to established goals for the three-year performance cycle beginning January 1, 2009 through December 31, 2011, and ranges from 0% to 200%. Amounts earned under the 2009 LTIP, if any, will be paid in cash in March 2012. As of September 30, 2010, the Company expects that the performance level for payout under the plan will not be attained for the 2010 fiscal year and as such the Company recorded a reduction of previously recognized compensation expense related to this plan of $0.7 million during the three months ended September 30, 2010. Based on the current expected performance level, there is no compensation expense recognized under this plan for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, there was no such expense recorded by the Company, since the entry level of performance was not reached based on the results of operations for the three and nine months ended September 30, 2009.

Note 7.	Earnings (Loss) Per Share

Shares used in the calculation of basic earnings (loss) per share are based on the weighted-average number of shares outstanding and includes deferred stock units and vested restricted stock units. Shares used in the calculation of diluted earnings (loss) per share are based on the weighted-average number of shares outstanding and deferred stock units adjusted for the assumed exercise of all potentially dilutive stock options and other stock-based awards outstanding. Basic and diluted earnings (loss) per share are calculated by dividing the net income (loss) by the weighted-average number of shares outstanding during each period. The incremental shares from assumed exercise of all potentially dilutive stock options and other stock-based awards that were not included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2010 was 2,190,001 for both periods, and was 1,953,242 for both the three and nine months ended September 30, 2009 since their effect would have been anti-dilutive during the respective periods. The weighted-average diluted shares outstanding for all periods presented excludes the effect of the shares that could be issued upon the conversion of the Company’s convertible subordinated debentures, since the effect of these shares is anti-dilutive to the earnings per share calculation for those periods.

The weighted-average basic and diluted shares include 12.1 million shares for both the three and nine months ended September 30, 2010 and 6.3 million shares and 2.1 million shares for the three and nine months ended September 30, 2009, respectively, related to the Company’s equity offering that was completed in August 2009. The equity offering is discussed in more detail in Note 17 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The following table sets forth the basic and diluted average share amounts:

	Three Months Ended
	September 30,
	2010	2009

Basic shares	41,030,662	35,020,140
Diluted shares	41,030,662	35,020,140

	Nine Months Ended
	September 30,
	2010	2009

Basic shares	40,994,514	30,385,974
Diluted shares	40,994,514	30,385,974

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Inventories

Inventories of $29,080 as of September 30, 2010 included raw materials of $7,080 and work-in-process and finished goods of $22,000. As of December 31, 2009, inventories of $26,831 included raw materials of $8,244 and work-in-process and finished goods of $18,587.

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

During the three and nine months ended September 30, 2010, the Company recorded approximately $0.1 million and $1.2 million, respectively, of severance related costs related to additional headcount reductions as a result of the continuation of previous cost savings measures implemented during 2009. In addition, the Company incurred costs of approximately $0.2 million and $4.9 million related to vacating certain leased facilities for the three and nine months ended September 30, 2010, respectively. Non-cash asset impairment charges amounted to approximately $0.2 million and $0.4 million for the three and nine months ended September 30, 2010, respectively, and were primarily related to the write-off of deferred rent liabilities and impaired assets associated with vacating the aforementioned leased facilities and the impairment of costs incurred for certain software development projects.

These actions resulted in total restructuring, integration and asset impairment charges of $854 and $7,111 for the three and nine months ended September 30, 2010, respectively.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended September 30, 2010, respectively:

	September 30, 2010
	Three Months	Nine Months
	Ended	Ended

Severance and personnel-related costs	$135	$1,182
Occupancy related costs	234	4,900
Non-cash adjustments and impairment charges	201	434
Other	284	595

Total	$854	$7,111

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity pertaining to the Company’s accruals related to restructuring and integration charges (excluding non-cash asset impairment charges) since December 31, 2008, including additions and payments made are summarized below:

	Severance and
	Personnel-	Occupancy
	Related Costs	Costs	Other	Total

Balance at December 31, 2008	$8,502	$1,106	$29	$9,637
2009 expenses	11,820	2,870	6,177	20,867
Paid in 2009	(17,254)	(2,761)	(4,547)	(24,562)

Balance at December 31, 2009	3,068	1,215	1,659	5,942
2010 expenses	1,182	4,900	595	6,677
Paid in 2010	(3,806)	(1,618)	(1,149)	(6,573)

Balance at September 30, 2010	$444	$4,497	$1,105	$6,046

Note 10.	Debt

The components of debt at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009

Convertible subordinated debentures	$8,320	$7,938
Borrowings under revolving credit facility	15,033	5,000
Capital lease obligations	877	1,340

	$24,230	$14,278

As of September 30, 2010, the Company had approximately $15.0 million outstanding under its $123.0 million revolving credit facility (“Revolver”), which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The Company was in compliance with all loan covenants as of September 30, 2010.

For the three and nine months ended September 30, 2010, the weighted-average interest rate on the Company’s Revolver approximated 4.77% and 4.57%, respectively.

The Company had approximately $8.3 million convertible subordinated debentures (the “Notes”) as of September 30, 2010, which was classified as current debt, since the earliest that the redemption and repurchase features can occur was on October 1, 2010. On October 1, 2010, the holders of the Notes exercised their right to have the Company repurchase the Notes in their entirety. The Company repurchased the $8.3 million Notes in cash, at par, plus accrued interest, using borrowings under its Revolver. The Company’s Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

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

The components of the net periodic cost are as follows:

	Pension Plan		SERP
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$887	$607	$138	$146
Interest cost	1,743	1,753	285	315
Expected return on plan assets	(1,919)	(1,607)	—	—
Amortization of transition asset	—	(43)	—	—
Amortization of prior service (credit) cost	(335)	(335)	166	227
Amortization of actuarial loss	878	515	456	408

Net periodic cost of defined benefit plans	1,254	890	1,045	1,096
Union plans	18	21	—	—
Other retirement plans	307	268	—	—

Total cost	$1,579	$1,179	$1,045	$1,096

	Pension Plan		SERP
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$2,662	$2,141	$416	$438
Interest cost	5,229	5,339	853	945
Expected return on plan assets	(5,571)	(4,771)	—	—
Amortization of transition asset	—	(191)	—	—
Amortization of prior service (credit) cost	(1,004)	(1,063)	498	681
Amortization of actuarial loss	2,633	2,266	1,368	1,224
Curtailment gain	—	(1,573)	—	—

Net periodic cost of defined benefit plans	3,949	2,148	3,135	3,288
Union plans	67	85	—	—
Other retirement plans	995	986	—	—

Total cost	$5,011	$3,219	$3,135	$3,288

The amortization of the prior service (credit) cost and actuarial loss for the three and nine months ended September 30, 2010, included in the above tables, has been recognized in the net periodic benefit cost and included in other comprehensive income, net of tax.

During the nine months ended September 30, 2009, the Company recorded a curtailment gain of approximately $1.6 million, which primarily represented the accelerated recognition of unrecognized prior service cost resulting from the reduction of the Company’s workforce during the first half of 2009. There were no such gains recognized by the Company for the three and nine months ended September 30, 2010.

BOWNE & CO., INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has contributed approximately $7.2 million to its defined benefit pension plan during the nine months ended September 30, 2010. The Company does not expect to make any additional contributions to this plan during the remainder of 2010. In addition, the Company expects to contribute approximately $0.3 million to its unfunded supplemental retirement plan, of which approximately $0.2 million was made as of September 30, 2010.

The Company is required to remeasure and record the Plans’ funded status as of December 31, 2010, the measurement date, and will adjust the balance in accumulated comprehensive income during the fourth quarter of 2010.

Note 12.	Income Taxes

Income tax benefit for the three months ended September 30, 2010 was $2,355 on pre-tax loss from continuing operations of ($14,105) as compared to $4,163 on pre-tax loss from continuing operations of ($11,585) for the same period in 2009.

Income tax expense for the nine months ended September 30, 2010 was $1,998 on pre-tax loss from continuing operations of ($3,722) as compared to an income tax benefit of $4,447 on pre-tax loss from continuing operations of ($17,470) for the same period in 2009.

The effective tax rates for the three and nine months ended September 30, 2010 were impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment, Subpart F income and certain expenses related to the Merger.

The total gross amount of unrecognized tax benefits included in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 was approximately $1.7 million and $2.1 million, respectively, which includes estimated interest and penalties of approximately $0.6 million for both periods. During the three and nine months ended September 30, 2010, the Company recognized a tax benefit of approximately $0.3 million and $0.4 million, respectively, of previously unrecognized tax benefits. There were no other significant changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2010.

The Company’s 2007 through 2009 U.S. federal income tax returns are in the process of being audited by the Internal Revenue Service. The Company’s income tax returns filed in state and local jurisdictions have been audited at various times.

Note 13.	Other Income

The components of other income (expense) are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income	$187	$80	$468	$252
Foreign currency loss	(542)	(1,310)	(300)	(1,588)
Other (expense) income	(28)	204	785	154

Total other (expense) income	$(383)	$(1,026)	$953	$(1,182)

Included in other income for the nine months ended September 30, 2010 is approximately $1.0 million of income related to the Company’s equity investment in a company located in Asia resulting from the sale of a building.

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

Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors including, but not limited to:

•	the impact of the proposed merger with R.R. Donnelley on the Company’s business;

•	the prolonged continuation or further deterioration of current credit and capital market conditions;

•	the effect of economic conditions on capital markets and the customers the Company serves;

•	interest rate fluctuations and changes in capital market conditions or other events affecting the Company’s ability to obtain necessary financing on favorable terms to operate and fund its business or to refinance its existing debt;

•	continuing availability of liquidity from operating performance and cash flows as well as the revolving credit facility;

•	a weakening of the Company’s financial position or operating results could result in noncompliance with its debt covenants;

•	competition based on pricing and other factors;

•	fluctuations in the cost of paper, other raw materials and utilities;

•	changes in air and ground delivery costs and postal rates and regulations;

•	seasonal fluctuations in overall demand for the Company’s services;

•	changes in the printing market;

•	the Company’s ability to integrate the operations of acquisitions into its operations;

•	the financial condition of the Company’s clients;

•	the Company’s ability to continue to obtain improved operating efficiencies;

•	the Company’s ability to continue to develop product offerings and solutions to service its clients;

•	changes in the rules and regulations to which the Company is subject;

•	changes in the rules and regulations to which the Company’s clients are subject;

•	the effects of war or acts of terrorism affecting the overall business climate;

•	loss or retirement of key executives or employees; and

•	natural events and acts of God such as earthquakes, fires or floods.

Many of these factors are described in greater detail in the Company’s filings with the SEC, including those discussed elsewhere in this report or incorporated by reference in this report. All future written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the previous statements.

Overview

Total revenue increased by approximately $1.5 million, or 1%, to approximately $150.3 million for the three months ended September 30, 2010 as compared to the same period in 2009, and increased by approximately $26.4 million, or 5%, to approximately $533.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009. These increases are primarily due to the substantial increase in revenue from the Company’s capital markets services, which increased approximately 17% and 46% for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009.

Capital markets services revenue increased approximately $7.6 million, or 17%, and approximately $46.9 million, or 46%, for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively, primarily due to the increase in the level of initial public offerings (“IPOs”) activity and an increase in revenue from the Company’s virtual dataroom services, Bowne SmartRoomsm, as compared to the same periods in 2009. Shareholder reporting services revenue, which includes revenue from compliance reporting, investment management services and translation services, decreased approximately $2.1 million, or 3%, and approximately $11.9 million, or 4%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, respectively. Marketing communication services revenue decreased approximately $2.5 million, or 7%, and $5.0 million, or 4%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Diluted loss per share from continuing operations was ($0.29) and ($0.14) for the three and nine months ended September 30, 2010, respectively, as compared to diluted loss per share from continuing operations of ($0.21) and ($0.43) for the same periods in 2009, respectively.

On February 23, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with R.R. Donnelley & Sons Company, a Delaware corporation (“R.R. Donnelley”), and Snoopy Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of R.R. Donnelley (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger (the “Merger”) as a wholly-owned subsidiary of R.R. Donnelly. The all-cash deal provides for a purchase price of $11.50 per share. The Merger Agreement was approved by the Boards of Directors of the parties to the Merger Agreement. The Merger was also approved by the Company’s shareholders in May 2010. The Merger is expected to close during the fourth quarter of this year. Consummation of the Merger is subject to various customary conditions, including the approval of the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other applicable regulatory approvals and the absence of certain legal impediments to the consummation of the Merger. The Merger Agreement also contains covenants with respect to the operation of the Company’s business between signing of the Merger Agreement and closing of the merger. Pending consummation of the Merger, the Company will operate its business in the ordinary and usual course, except for certain actions which would require R.R. Donnelley’s approval. Such actions include mergers and acquisitions, issuance of stock, incurring debt in excess of agreed upon amounts, payment of dividends other than the regular quarterly dividend, incurring capital expenditures in excess of budgeted amounts, entering into long-term arrangements, amending or terminating contracts, establishing new employee benefits or amending existing employee benefits, and certain other spending limits.

On October 21, 2010, the Company announced that the termination date of the Merger Agreement has been extended to January 23, 2011 from October 23, 2010, in accordance with the Merger Agreement.

The Company recorded approximately $5.1 million and $11.2 million of expenses related to the Merger for the three and nine months ended September 30, 2010, respectively. These expenses primarily consist of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. These amounts are included in the Company’s results of operations for the three and nine months ended September 30, 2010, respectively.

Items Affecting Comparability

The following table summarizes certain expenses that impact comparability of the results for the three and nine months ended September 30, 2010 and 2009:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total restructuring, integration and asset impairment charges	$854	$4,220	$7,111	$21,184
Merger related expenses	5,076	—	11,217	—

Before tax impact	5,930	4,220	18,328	21,184

After tax impact	$5,585	$2,472	$13,343	$12,594
Per share impact	$0.14	$0.07	$0.32	$0.41

The Company recorded approximately $0.9 million (approximately $0.5 million after tax), or $0.01 per share, and $7.1 million (approximately $4.2 million after tax), or $0.10 per share, of restructuring, integration and asset impairment charges for the three and nine months ended September 30, 2010, respectively. The amount primarily represents non-cash asset impairment charges of approximately $0.2 million and $0.4 million, costs related to vacating certain leased facilities and costs associated with headcount reductions for the three and nine months ended September 30, 2010, respectively. These charges are discussed in more detail in Note 9 to the Condensed Consolidated Financial Statements.

For the three and nine months ended September 30, 2010, the Company recorded approximately $5.1 million and $11.2 million, or of expenses directly related to the Merger, as previously discussed. The $5.1 million of merger related expenses incurred for the three months ended September 30, 2010 are assumed to be non-deductible for income tax purposes and therefore are included in their entirety in the after tax impact of the adjustments shown in the table above. The after tax impact of the $11.2 million of merger related expenses for the nine months ended September 30, 2010 was approximately $9.1 million which consists of approximately $6.2 million of expenses that are assumed to be non-deductible for income tax purposes (and have been included in their entirety) and $5.0 million of expenses which are shown net of tax benefits of $2.1 million. The per share impact of the merger related expenses for the three and nine months ended September 30, 2010 was $0.13 and $0.22, respectively.

The Company’s revenue by class of service for the three and nine months ended September 30, 2009 has been reclassified to conform to the current year presentation.

Results of Operations

Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
	2010	Revenue	2009	Revenue	$ Change	% Change
		(Dollars in thousands)

Capital markets services revenue:
Transactional services	$44,464	30%	$41,131	28%	$3,333	8%
Virtual Dataroom (“VDR”) services	7,170	4	2,942	2	4,228	144

Total capital markets services revenue	51,634	34	44,073	30	7,561	17
Shareholder reporting services revenue:
Compliance reporting	26,878	18	24,195	16	2,683	11
Investment management	32,599	22	37,521	25	(4,922)	(13)
Translation services	2,511	2	2,402	2	109	5

Total shareholder reporting services revenue	61,988	42	64,118	43	(2,130)	(3)

Marketing communications services revenue	33,102	22	35,626	24	(2,524)	(7)
Commercial printing and other revenue	3,532	2	4,946	3	(1,414)	(29)

Total revenue	150,256	100	148,763	100	1,493	1
Cost of revenue	(107,662)	(72)	(100,476)	(68)	(7,186)	(7)
Selling and administrative expenses	(41,184)	(27)	(44,497)	(30)	3,313	7
Depreciation	(6,991)	(5)	(6,190)	(4)	(801)	(13)
Amortization	(1,367)	(1)	(1,366)	(1)	(1)	—
Restructuring, integration and asset impairment charges	(854)	(1)	(4,220)	(3)	3,366	80
Merger related expenses	(5,076)	(3)	—	—	(5,076)	(100)
Interest expense	(844)	(1)	(1,796)	(1)	952	53
Loss on extinguishment of debt	—	—	(777)	(1)	777	100
Other expense, net	(383)	—	(1,026)	(1)	643	63

Loss from continuing operations before income taxes	(14,105)	(9)	(11,585)	(8)	(2,520)	(22)
Income tax benefit	2,355	2	4,163	3	(1,808)	(43)

Loss from continuing operations	(11,750)	(8)	(7,422)	(5)	(4,328)	(58)
Loss from discontinued operations	(68)	—	(51)	—	(17)	(33)

Net loss	$(11,818)	(8)%	$(7,473)	(5)%	$(4,345)	(58)%

Revenue

Total revenue increased $1,493, or 1%, to $150,256 for the three months ended September 30, 2010, as compared to the same period in 2009. The increase in revenue is primarily attributed to the increase in capital markets revenue during the third quarter of 2010, which reflects the increase in revenue from VDR services as well as an increased level of IPO transactions. This increase was partially offset by decreases in revenue from shareholder reporting services, marketing communications and commercial printing.

Revenue from capital markets services increased $7,561, or 17%, during the three months ended September 30, 2010 as compared to the same period in 2009. Capital markets services revenue from the U.S. markets increased approximately $8.1 million, or 25%, during the three months ended September 30, 2010 as compared to the same period in 2009. Capital markets services from our international markets decreased approximately $0.5 million, or 4%, for the three months ended September 30, 2010 as compared to the same period in 2009. The decrease in revenue from our international markets is primarily due to a decline in the number of large jobs in Asia and South America as compared to the prior year and was partially offset by the increase in capital markets services revenue in Canada during the third quarter of 2010, as compared to the same period in 2009.

Included in capital markets services revenue for the three months ended September 30, 2010 is $7,170 of revenue related to the Company’s VDR services, which increased 144% for the three months ended September 30, 2010, as compared to the same period in 2009, primarily as a result of a large asset valuation project and an increase in overall activity.

Shareholder reporting services revenue decreased $2,130, or 3%, to $61,988 for the three months ended September 30, 2010, as compared to the same period in 2009. Compliance reporting services revenue increased approximately 11% for the three months ended September 30, 2010 as compared to the same period in 2009. The increase in revenue from compliance reporting services was primarily due to the increases in revenue from the Company’s new compliance services, particularly Bowne Compliance Driversm, Pure Compliancesm and XBRL related services. The increase in compliance reporting services revenue was partially offset by the decreases in compliance reporting services revenue resulting from: (i) competitive pricing pressure; (ii) the loss of certain clients; and (iii) non-recurring jobs in 2009. Investment management services revenue decreased approximately 13% for the three months ended September 30, 2010 as compared to the same period in 2009, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work that occurred in 2009. Partially offsetting the decline in revenue from investment management services was the addition of new clients during the third quarter of 2010 and increased projects from existing clients. Translation services revenue slightly increased for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to addition of new clients and increased work from existing clients.

Marketing communications services revenue decreased $2,524, or 7%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to the loss of certain accounts and lower activity levels and volumes from certain existing customers, as companies reduced marketing spending associated with the economic downturn. These decreases are partially offset by the increased volume and projects from other existing clients and the addition of new clients.

Commercial printing and other revenue decreased $1,414, or 29%, for the three months ended September 30, 2010, as compared to the same period in 2009, primarily due to price pressure and lower volumes and activity levels.

	Three Months Ended September 30,				Quarter Over Quarter
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2010	Revenue	2009	Revenue	$ Change	% Change
		(Dollars in thousands)

Domestic (United States)	$122,281	81%	$120,561	81%	$1,720	1%
International	27,975	19	28,202	19	(227)	(1)

Total revenue	$150,256	100%	$148,763	100%	$1,493	1%

Revenue from the domestic market increased 1% to $122,281 for the three months ended September 30, 2010, compared to $120,561 for the same period in 2009. This increase is primarily due to the increase in revenue from capital markets services, and is partially offset by the decline in revenue from non-capital markets services, as discussed above.

Revenue from the international markets decreased slightly to $27,975 for the three months ended September 30, 2010, as compared to $28,202 for the same period in 2009 primarily due to decreases in capital markets services revenue from our international markets, particularly decreases in Asia and South America, as previously discussed. The decrease in revenue from international markets was partially offset by the favorable impact related to the weakness in the U.S dollar as compared to certain foreign currencies during the three months ended September 30, 2010 as compared to the same period in 2009. At constant exchange rates, revenue from the international markets decreased $557, or 2%, for the three months ended September 30, 2010 as compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased $7,186, or 7%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to the increase in total revenue in 2010 as compared to 2009. As a percentage of revenue, the cost of revenue increased to 72% for the three months ended September 30, 2010 from 68% for the three months ended September 30, 2009, primarily due to: (i) competitive pricing pressure; (ii) an increase in certain revenue streams that generate lower margins as compared to the Company’s historical client solutions; and (iii) the favorable impact of approximately $2.9 million during the third quarter of 2009 as a result of the Company updating its inventory standards during that period. There was no such impact during the third quarter of 2010. These decreases were partially offset by the increase in capital markets services revenue, which historically has been the Company’s most profitable class of service.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3,313, or 7%, for the three months ended September 30, 2010 as compared to the same period in 2009. The decrease is primarily due to a decline in payroll and certain fringe benefits as a result of the headcount reductions that occurred throughout 2009 and a reduction in compensation expense recognized under the Company’s long term incentive plan, which is discussed in more detail in Note 6 to the Condensed Consolidated Financial Statements. In addition, there was a decrease in bad debt expense for the three months ended September 30, 2010 of approximately $0.5 million as compared to the same period in 2009, primarily as a result of the improvement in overall market conditions and the increased collection of the Company’s accounts receivable during the third quarter of 2010. These decreases in selling and administrative expenses are partially offset by an increase in expenses directly associated with sales, including travel and entertainment and commission expenses related to the increase in activity as compared to the prior year and the Company’s new product offerings. As a percentage of revenue, overall selling and administrative expense improved approximately 300 basis points to 27% for the three months ended September 30, 2010, as compared to 30% for the same period in 2009.

Other Factors Affecting Net Income

Depreciation expense increased $801, or 13%, for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to depreciation expense recognized in 2010 related to the development of new service offerings and updates and improvements to the existing client solutions and internal solutions.

Restructuring, integration and asset impairment charges for the three months ended September 30, 2010 were $854 as compared to $4,220 for the same period in 2009. The charges incurred during the three months ended September 30, 2010 primarily consist of costs associated with previous cost savings initiatives, including costs related to facility closures and consolidation and headcount reductions. The charges incurred during the three months ended September 30, 2009 represented costs related to the closure of the Company’s digital operations in Houston, TX and costs related to the closure of the Company’s datacenter operations and transition to a third-party service provider.

During the three months ended September 30, 2010, the Company recorded approximately $5.1 million of expenses associated with the Merger. The amount primarily consists of estimated legal fees and other transition related costs. The Merger is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. There were no such expenses recorded by the Company for the three months ended September 30, 2009.

Interest expense decreased for the three months ended September 30, 2010 as compared to the same period in 2009, primarily due to the decrease in interest expense related to borrowings under the Company’s credit facility for the three months ended September 30, 2010 as compared to 2009. The Company’s average outstanding debt balance was lower during the three months ended September 30, 2010 as compared to the same period in 2009, which is primarily due to the repayment of the Company’s former term loans and repayment of a portion of the Company’s borrowings under its revolving credit facility through the utilization of the net proceeds received from the Company’s equity offering, which occurred in August 2009. The repayment of the debt is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.77% during the three months ended September 30, 2010. Also contributing to the decrease in interest expense was a decrease in non-cash amortization expense related to the deferred financing costs directly associated with amending the Company’s credit facility during 2009. The Company wrote off the unamortized portion of the deferred financing costs directly attributable to the Company’s former term loans upon the repayment of such loans in August 2009, thereby resulting in a decrease in the amortization of the deferred financing costs for the three months ended September 30, 2010 as compared to the same period in 2009.

The loss from extinguishment of debt for the three months ended September 30, 2009 represented the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Company’s former term loans upon their repayment in August, 2009, which is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. There was no such loss for the three months ended September 30, 2010.

Other expense decreased $643 to $383 for the three months ended September 30, 2010, as compared to $1,026 for the same period in 2009, primarily due to non-cash foreign currency translation losses of approximately $0.5 million for the three months ended September 30, 2010 as compared to approximately $1.3 million in 2009. The decrease in foreign currency losses in 2010 are a result of fluctuations in the U.S. dollar as compared to other currencies for the three months ended September 30, 2010 as compared to the same period in 2009. Also contributing to the decrease in other expense was an increase in interest income for the three months ended September 30, 2010, as compared to the same period in 2009 resulting from an increase in interest bearing cash and cash equivalents for the three months ended September 30, 2010 as compared to the same period in 2009.

Income tax benefit for the three months ended September 30, 2010 was $2,355 on pre-tax loss from continuing operations of ($14,105) as compared to $4,163 on pre-tax loss from continuing operations of ($11,585) for the same period in 2009. The effective tax rates for the three months ended September 30, 2010 were impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment, Subpart F income and certain expenses related to the Merger.

Loss from discontinued operations for the three months ended September 30, 2010 was $68 as compared to $51 for the same period in 2009. The results from discontinued operations for the three months ended September 30, 2010 and 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income taxes associated with the discontinued operations.

As a result of the foregoing, net loss for the three months ended September 30, 2010 was $11,818 as compared to $7,473 for the three months ended September 30, 2009.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of loss from continuing operations before income taxes for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended
	September 30,
	2010	2009

Domestic (United States)	$(13,310)	$(10,252)
International	(795)	(1,333)

Loss from continuing operations before income taxes	$(14,105)	$(11,585)

The increase in domestic pre-tax loss from continuing operations for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the domestic operations including $5.1 million of expenses related to the Merger, as discussed above. Also contributing to the increase is a higher cost of revenue as a percentage of sales for the three months ended September 30, 2010 as compared to 2009, as discussed above. The increase in domestic pre-tax loss from continuing operations for the three months ended September 30, 2010 as compared to the same period in 2009 is partially offset by a decrease in restructuring, integration and asset impairment costs. The domestic results for the three months ended September 30, 2010 include approximately $0.8 million of restructuring, integration and asset impairment costs as compared to $4.2 million for the same period in 2009. Domestic results of operations also include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the three months ended September 30, 2010 as compared to the same period in 2009 is primarily due to a decrease in foreign currency translation losses of approximately $0.8 million for the three months ended September 30, 2010, as compared to the same period in 2009, as previously discussed.

Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
	2010	Revenue	2009	Revenue	$ Change	% Change
		(Dollars in thousands)

Capital markets services revenue:
Transactional services	$131,937	25%	$93,322	18%	$38,615	41%
VDR services	17,242	3	8,981	2	8,261	92

Total capital markets services revenue	149,179	28	102,303	20	46,876	46
Shareholder reporting services revenue:
Compliance reporting	133,229	25	133,328	26	(99)	—
Investment management	119,785	22	131,333	26	(11,548)	(9)
Translation services	8,958	2	9,227	2	(269)	(3)

Total shareholder reporting services revenue	261,972	49	273,888	54	(11,916)	(4)

Marketing communications services revenue	109,295	21	114,335	23	(5,040)	(4)
Commercial printing and other revenue	12,752	2	16,318	3	(3,566)	(22)

Total revenue	533,198	100	506,844	100	26,354	5
Cost of revenue	(357,175)	(67)	(338,302)	(67)	(18,873)	(6)
Selling and administrative expenses	(134,472)	(25)	(132,974)	(26)	(1,498)	(1)
Depreciation	(20,913)	(4)	(20,647)	(4)	(266)	(1)
Amortization	(4,100)	(1)	(4,100)	(1)	—	—
Restructuring, integration and asset impairment charges	(7,111)	(1)	(21,184)	(4)	14,073	66
Merger related expenses	(11,217)	(2)	—	—	(11,217)	(100)
Interest expense	(2,885)	(1)	(5,148)	(1)	2,263	44
Loss on extinguishment of debt	—	—	(777)	—	777	100
Other income (expense), net	953	—	(1,182)	—	2,135	181

Loss from continuing operations before income taxes	(3,722)	(1)	(17,470)	(3)	13,748	79
Income tax (expense) benefit	(1,998)	—	4,447	1	(6,445)	(145)

Loss from continuing operations	(5,720)	(1)	(13,023)	(3)	7,303	56
Loss from discontinued operations	(175)	—	(222)	—	47	21

Net loss	$(5,895)	(1)%	$(13,245)	(3)%	$7,350	55%

Revenue

Total revenue increased $26,354, or 5%, to $533,198 for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in revenue is primarily attributed to the substantial increase in revenue from capital markets services, during the first nine months of 2010, which reflects an increased level of IPO transactions. This increase was partially offset by decreases in revenue from shareholder reporting services, marketing communications and commercial printing.

Revenue from capital markets services increased $46,876, or 46%, for the nine months ended September 30, 2010 as compared to the same period in 2009. Capital markets services from the U.S. markets increased approximately $20.7 million, or 26%, during the nine months ended September 30, 2010 as compared to the same period in 2009. Capital markets services from our international markets increased approximately $26.2 million, or 115%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in capital markets services revenue from our international markets is primarily due to the overall increase in capital markets activity during the first nine months of 2010, particularly the increase in the level of IPO activity occurring in Asia and Europe in 2010 as compared to 2009. Also contributing to the increases in capital markets services revenue from international markets was the favorable impact of approximately $1.4 million related to the weakness in the U.S. dollar as compared to certain foreign currencies during the nine months ended September 30, 2010 as compared to 2009.

Included in capital markets revenue for the nine months ended September 30, 2010 is $17,242 of revenue related to the Company’s VDR services, which increased approximately 92% for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of a large asset valuation project and an increase in overall activity.

Shareholder reporting services revenue decreased $11,916, or 4%, to $261,972 for the nine months ended September 30, 2010 as compared to the same period in 2009. Compliance reporting revenue for the nine months ended September 30, 2010 was relatively constant as compared to the same period in 2009. Investment management services revenue decreased approximately 9% for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily resulting from lower revenue due to competitive pricing pressure, reduced print volumes and non-recurring work that occurred in 2009. Partially offsetting the decline in revenue from investment management services was the addition of new clients and increased projects from existing clients and the favorable impact of approximately $1.2 million related to the weakness in the U.S. dollar as compared to certain foreign currencies (primarily the Canadian Dollar) during the nine months ended September 30, 2010 as compared to 2009. Translation services revenue slightly decreased for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to non-recurring jobs in 2009, and was partially offset by the addition of new clients and increased work from certain existing clients.

Marketing communications services revenue decreased $5,040, or 4%, during the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decline in revenue generated by the loss of certain accounts and lower activity levels and volumes from existing customers, as companies reduced marketing spending associated with the economic downturn. These decreases were partially offset by the addition of new clients and the favorable impact of approximately $1.4 million related to the weakness in the U.S. dollar as compared to certain foreign currencies (primarily the Canadian Dollar) during the nine months ended September 30, 2010 as compared to the same period in 2009.

Commercial printing and other revenue decreased $3,566, or 22%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to price pressure and lower volumes and activity levels.

	Nine Months Ended September 30,				Period Over Period
		% of		% of	Favorable/(Unfavorable)
Revenue by Geography:	2010	Revenue	2009	Revenue	$ Change	% Change
		(Dollars in thousands)

Domestic (United States)	$423,999	80%	$428,513	85%	$(4,514)	(1)%
International	109,199	20	78,331	15	30,868	39

Total revenue	$533,198	100%	$506,844	100%	$26,354	5%

Revenue from the domestic market decreased 1% to $423,999 for the nine months ended September 30, 2010, compared to $428,513 for the nine months ended September 30, 2009. This decrease is primarily due to the decline in revenue from the Company’s non-capital markets services revenue, and is partially offset by an increase in revenue from capital markets services, as discussed above.

Revenue from the international markets increased 39% to $109,199 for the nine months ended September 30, 2010, as compared to $78,331 for the nine months ended September 30, 2009. The revenue from international markets primarily reflects the substantial increase in capital markets services revenue from our international markets, particularly in Asia and Europe, as previously discussed. Also contributing to the increase in revenue from international markets was the favorable impact related to the weakness in the U.S. dollar as compared to certain foreign currencies during the nine months of 2010 as compared to 2009. At constant exchange rates, revenue from the international markets increased $26,190, or 33%, for the nine months ended September 30, 2010 as compared to the same period in 2009.

Cost of Revenue

Cost of revenue increased $18,873, or 6%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to the increase in total revenue in 2010 as compared to 2009 and as a percentage of revenue the cost of revenue for the nine months ended September 30, 2010 and 2009 was 67%, which was relatively constant year over year. The cost of revenue as a percentage of revenue for the nine months ended September 30, 2009 reflects the favorable impact of approximately $2.9 million as a result of the Company updating its inventory standards during the third quarter of 2009. There was no such impact during the nine months ended September 30, 2010.

Selling and Administrative Expenses

Selling and administrative expenses increased $1,498, or 1%, for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase is primarily due to an increase in expenses directly associated with sales, including travel and entertainment and commission expenses related to the increase in activity as compared to prior year and the Company’s new product offerings. Also contributing to the increase in selling and administrative expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 is an increase in incentive compensation for the nine months ended September 30, 2010 as compared to the same period in 2009, which is based on the overall improvement in the Company’s results of operations as compared to the prior year. In addition, there was a curtailment gain of approximately $1.6 million recognized in 2009 related to the Company’s defined benefit pension plan. There is no such gain recognized by the Company in 2010. The curtailment gain is discussed in more detail in Note 11 to the Condensed Consolidated Financial Statements. Partially offsetting the increases in selling and administrative expenses is a decrease in bad debt expense for the nine months ended September 30, 2010 of approximately $1.3 million as compared to the same period in 2009, primarily as a result of the improvement in overall market conditions and the increased collection of the Company’s accounts receivable during the nine months ended September 30, 2010 as compared to the same period in 2009. In addition, there was approximately $0.5 million of compensation expense recognized for stock options as a result of the voluntary surrender and cancellation of a portion of the Company’s stock options held by certain officers for the nine months ended September 30, 2009, which is discussed in more detail in Note 18 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. There was no such expense recognized by the Company for the nine months ended September 30, 2010.

The results for the nine months ended September 30, 2010 also reflect the favorable impact of the Company’s cost savings measures, that occurred throughout 2009 which includes a decrease in payroll and certain fringe benefits as a result of headcount reductions and decreases in facility costs as a result of recent facility reductions that occurred throughout 2009. As a percentage of revenue, overall selling and administrative expense improved approximately 100 basis points to 25% for the nine months ended September 30, 2010, as compared to 26% for the same period in 2009.

Other Factors Affecting Net Income

Depreciation expense increased $266, or 1%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to the development of new service offerings and updates and improvements to existing client solutions and internal solutions. Partially offsetting the increase was decreased depreciation expense recognized in 2010 resulting from recent facility reductions and consolidations that occurred throughout 2009.

Restructuring, integration and asset impairment charges for the nine months ended September 30, 2010 were $7,111 as compared to $21,184 in 2009. The charges incurred during the nine months ended September 30, 2010 primarily consist of costs associated with the continuation of previous cost savings measures including costs related to facility closures and consolidation and headcount reductions. The charges incurred during the nine months ended September 30, 2009 represented costs related to the Company’s headcount reductions that occurred throughout 2009 and costs related to the closure and reduction of leased space of certain facilities and the transition of the Company’s datacenter operations to a third-party services provider. In addition there were integration costs of approximately $2.0 million during the nine months ended September 30, 2009 related to the Company’s acquisitions that occurred in 2008.

During the nine months ended September 30, 2010, the Company recorded approximately $11.2 million of expenses associated with the Merger. The amount primarily consists of advisory fees, estimated legal fees, a $0.6 million provision for estimated settlement costs associated with shareholder litigation and other transition related costs. The Merger is discussed above and in more detail in Note 2 to the Condensed Consolidated Financial Statements. There were no such expenses recorded by the Company for the nine months ended September 30, 2009.

Interest expense decreased by $2,263, or 44%, for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily due to a decrease in interest expense related to borrowings under the Company’s credit facility for the nine months ended September 30, 2010, as compared to the same period in 2009. The Company’s average outstanding debt balance was significantly lower in 2010 as compared to 2009, which is primarily due to the repayment of the Company’s former term loans and repayment of a portion of the Company’s borrowings under its revolving credit facility through the utilization of the net proceeds received from the Company’s equity offering, which occurred in August 2009. The repayment of the debt is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The weighted-average interest rate on the Company’s borrowings under its credit facility was approximately 4.57% during the nine months ended September 30, 2010. Also contributing to the decrease in interest expense was a decrease in non-cash amortization expense related to the deferred financing costs directly associated with amending the Company’s credit facility during 2009. The Company wrote off the unamortized portion of the deferred financing costs directly attributable to the Company’s former term loans upon the repayment of such loans in August 2009, thereby resulting in a decrease in the amortization of the deferred financing costs for the nine months ended September 30, 2010 as compared to the same period in 2009.

The loss from extinguishment of debt for the nine months ended September 30, 2009 represented the write off of the unamortized portion of the deferred financing costs directly attributed to the issuance of the Company’s former term loans upon their repayment in August, 2009, which is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009. There was no such loss for the nine months ended September 30, 2010.

Other income (expense) improved $2,135 to income of $953 for the nine months ended September 30, 2010 as compared to an expense of $1,182 for the nine months ended September 30, 2009, primarily due to income of approximately $1.0 million from the Company’s equity investment in Asia during the second quarter of 2010, which is discussed in more detail in Note 13 to the Condensed Consolidated Financial Statements. Also contributing to the improvement is a decrease in non-cash foreign currency translation losses of approximately $1.3 million for the nine months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of fluctuations in the U.S. dollar as compared to other currencies for the nine months ended September 30, 2010 as compared to the same period in 2009. These increases are partially offset by a loss of approximately $0.5 million resulting from the sale of the Company’s investments in auction rate securities during the second quarter of 2010, which is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements.

Income tax expense for the nine months ended September 30, 2010 was $1,998 on pre-tax loss from continuing operations of ($3,722) as compared to an income tax benefit of $4,447 on pre-tax loss from continuing operations of ($17,470) for the same period in 2009. The effective tax rates for the nine months ended September 30, 2010 were impacted by the proportionate amount of nondeductible permanent items, including meals and entertainment, Subpart F income and certain expenses related to the merger with R.R. Donnelley.

Loss from discontinued operations for the nine months ended September 30, 2010 was $175 as compared to $222 for the same period in 2009. The results from discontinued operations for the nine months ended September 30, 2010 and 2009 primarily reflect adjustments related to the estimated indemnification liabilities associated with the Company’s discontinued businesses, interest expense related to the deferred rent associated with leased facilities formerly occupied by discontinued businesses and income taxes associated with the discontinued operations.

As a result of the foregoing, net loss for the nine months ended September 30, 2010 was $5,895 as compared to $13,245 for the nine months ended September 30, 2009.

Domestic Versus International Results of Operations

The Company has operations in the United States, Canada, Europe, Central America, South America and Asia. Domestic and international components of income (loss) from continuing operations before income taxes for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended
	September 30,
	2010	2009

Domestic (United States)	$(12,702)	$(11,323)
International	8,980	(6,147)

Loss from continuing operations before income taxes	$(3,722)	$(17,470)

The increase in domestic pre-tax loss from continuing operations for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the domestic operations including approximately $11.2 million of expenses related to the Merger, as discussed above. The increase in domestic pre-tax loss from continuing operations for the nine months ended September 30, 2010 as compared to the same period in 2009 is partially offset by a decrease in restructuring, integration and asset impairment costs. The domestic results for the nine months ended September 30, 2010 include approximately $6.7 million of restructuring, integration and asset impairment costs as compared to $19.2 million for the same period in 2009. Domestic results of operations also include shared corporate expenses such as: administrative, legal, finance and other support services that primarily are not allocated to the Company’s international operations.

The improvement in the international results from continuing operations for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the increase in revenue from capital markets services, which is the Company’s most profitable class of service, as previously discussed. Also contributing to the improvement is a decrease in foreign currency translation losses of approximately $1.3 million for the nine months ended September 30, 2010, as compared to the same period in 2009, as previously discussed. The international results for the nine months ended September 30, 2010 include approximately $0.4 million of restructuring, integration and asset impairment costs as compared to $2.0 million for the same period in 2009.

Liquidity and Capital Resources

	September 30,
Liquidity and Cash Flow Information:	2010	2009

Working capital	$93,763	$108,584
Current ratio	1.78:1	2.08:1
Net cash provided by operating activities (for the nine months ended)	$20,546	$6,329
Net cash used in investing activities (for the nine months ended)	$(10,663)	$(9,993)
Net cash provided by financing activities (for the nine months ended)	$2,813	$7,326
Capital expenditures	$(15,462)	$(10,556)
Average days sales outstanding	64 days	71 days

Overall working capital decreased by approximately $14.8 million at September 30, 2010 as compared to September 30, 2009. The decrease in working capital from September 30, 2009 to September 30, 2010 is primarily attributed to: (i) the reclassification of the Company’s Notes (approximately $8.3 million) to current debt as of September 30, 2010 from noncurrent liabilities as of September 30, 2009, since the earliest that the redemption and repurchase features can occur are on October 1, 2010; (ii) cash contributions of approximately $7.2 million to the Company’s defined benefit pension plan in 2010; (iii) an increase in accrued bonuses and commissions as of September 30, 2010, based on the improved operating results; and (iv) an increase in accrued expenses primarily related to the costs associated with the Merger. These decreases are partially offset by the overall improved operating results in 2010 as compared to 2009 and the improved collection of the Company’s accounts receivable during 2010 as a result of system improvements that facilitate a more timely generation of customer invoices, thereby accelerating the collection of cash, and the overall improved market conditions.

As of September 30, 2010, the Company had $15.0 million outstanding under its $123.0 million Revolver, which is classified as long-term debt since the Revolver expires in May 2013. The Company’s ability to borrow under the Revolver is subject to periodic borrowing base determinations. The borrowing base consists primarily of certain eligible accounts receivable and inventories. The Revolver is discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, there were approximately $60.1 million of borrowings available under the Revolver, which was based on the Company’s borrowing base calculation in place as of September 30, 2010, and reflects outstanding letters of credit of approximately $4.2 million. As of November 1, 2010, the Company had $25.3 million outstanding and approximately $46.4 million borrowings available under the Revolver based on the Company’s most recent borrowing base calculation.

The Company’s Notes were redeemed and repurchased in their entirety on October 1, 2010, the first day on which the “put” and “call” option of the Notes became exercisable. On this date, the holders of the Notes exercised their right to have the Company repurchase their Notes. As a result, the Company repurchased the entire amount of the Notes in cash, at par, plus accrued interest, using its Revolver. The Company’s Notes are discussed in more detail in Note 12 to the Consolidated Financial Statements in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

The Company was in compliance with all loan covenants as of September 30, 2010 and based on its current projections, the Company believes it will be in compliance with the quarterly loan covenants for the remainder of fiscal year 2010.

It is expected that the cash generated from operations, working capital and the Company’s borrowing capacity will be sufficient to fund its development needs (both foreign and domestic), capital expenditures, provide for the payment of cash dividends, and meet its debt service requirements for at least the next twelve months. The Company experiences certain seasonal factors with respect to its working capital; the heaviest demand for utilization of working capital is normally in the first and second quarters. The Company’s existing borrowing capacity provides for this seasonal increase.

Cash Flows

Average days sales outstanding was 64 days for the nine months ended September 30, 2010 as compared to 71 days for the same period in 2009. The Company had net cash provided by operating activities of $20,546 as compared to $6,329 for the nine months ended September 30, 2009, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily the result of improved profitability in 2010 as compared to 2009. Also contributing to the increase in cash provided by operating activities was the improved collection of the Company’s accounts receivable during 2010 as compared to 2009 and a substantial decrease in restructuring and integration payments during the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in cash provided by operating activities was offset by cash bonuses paid during the nine months ended September 30, 2010, which was based on the Company’s operating results during 2009 and the first half of 2010, as compared to no cash bonuses paid during the nine months ended September 30, 2009. In addition, the cash provided by operating activities for the nine months ended September 30, 2010 includes cash used for costs associated with the Merger, which is discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements. Overall, cash provided by operating activities increased by $14,217 from September 30, 2009 to September 30, 2010.

Net cash used in investing activities was $10,663 for the nine months ended September 30, 2010 as compared to $9,993 for the nine months ended September 30, 2009. The change from 2009 to 2010 was primarily due to an increase in capital expenditures related to the development of new service offerings and upgrades and improvements to existing client solutions and internal solutions during the nine months ended September 30, 2010 as compared to the same period in 2009. Capital expenditures for the nine months ended September 30, 2010 were $15,462 as compared to $10,556 in 2009. The increase in net cash used in investing activities in 2010 is partially offset by the proceeds received from sale of the Company’s investments in auction rate securities during the second quarter of 2010, which is discussed in more detail in Note 5 to the Condensed Consolidated Financial Statements. In addition, during the third quarter of 2010 the Company received approximately $1.9 million of proceeds from the collection of a promissory note related to the sale of the Company’s DecisionQuest® business, which was sold in September 2006. The promissory note was due in September 2010.

Net cash provided by financing activities was $2,813 for the nine months ended September 30, 2010 as compared to $7,326 for the same period in 2009. The decrease in net cash provided by financing activities in 2010 as compared to 2009 is primarily due to net proceeds of approximately $67.8 million received from the Company’s equity offering that occurred in August 2009. As previously discussed, these proceeds were used to repay the Company’s former term loans in their entirety, and repay a portion of the Company’s borrowings under its Revolver. Also contributing to the decrease in net cash provided by financing activities for the nine months ended September 30, 2010 as compared to the same period in 2009 were cash dividends paid to shareholders of approximately $6.8 million for the nine months ended September 30, 2010, as compared to non-cash stock dividends paid during the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Company issued 1,007,464 shares of its stock as a result of stock dividends to its shareholders in February, May and August 2009, which was equivalent to a dividend of $0.165 per share for the nine months ended September 30, 2009. During the first three quarters of 2009, the Company suspended the payment of cash dividends, and issued stock dividends to its shareholders. The payment of cash dividends was restricted under the covenants of the Company’s Revolver. In October 2009, the Revolver was amended and the Company reinstated the payment of cash dividends in November 2009.

Recent Accounting Pronouncements

A description of the recently issued accounting pronouncements and the accounting pronouncements adopted by the Company during the nine months ended September 30, 2010 is included in Note 3 to the Condensed Consolidated Financial Statements.

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

The Company does not use derivative instruments in its short-term investment portfolio. As of September 30, 2010, the Company had $15.0 million of borrowings outstanding under its Revolver. Borrowings under the Revolver have an interest rate based on LIBOR plus 4.00% in the case of Eurodollar loans or a base rate plus 3.00% in the case of Base Rate Loans. During the three and nine months ended September 30, 2010, the weighted-average interest rate on the Company’s borrowings under its credit facility approximated 4.77% and 4.57%, respectively. A hypothetical 1% change in this interest rate would result in a change in interest expense of approximately $25 and $160 for the three and nine months ended September 30, 2010, respectively, based on the average outstanding balances under the credit facility during these periods.

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

The Company does not use foreign currency hedging instruments to reduce its exposure to foreign exchange fluctuations. The Company has reflected translation adjustments of $691 and $5,415 in its Condensed Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2010 and 2009, respectively. These adjustments are primarily attributed to the fluctuation in value between the U.S. dollar and the euro, pound sterling, Japanese yen, Singapore dollar and Canadian dollar. The Company has reflected net translation losses of $300 and $1,588 in its Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, respectively. These losses are primarily attributable to fluctuations in value among the U.S. dollar and the aforementioned foreign currencies.

Equity Price Risk

The Company’s defined benefit pension plan (the “Plan”) holds investments in both equity and fixed income securities. The amount of the Company’s annual contribution to the Plan is dependent upon, among other factors, the return on the Plan’s investments. The Company has contributed approximately $7.2 million to its defined benefit pension plan during the nine months ended September 30, 2010. The Company does not expect to make any additional contributions to this plan during the remainder of 2010. However, declines in the market value of the Company’s Plan investments may require the Company to make additional contributions in future years.

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

The Company, members of our board of directors and management, R.R. Donnelley and Merger Sub have been named as defendants in four purported class action lawsuits brought in the Supreme Court of the State of New York and consolidated under the caption and index number Sartoretti v. Bowne & Co., Inc., et al., Index No. 600531/2010. The consolidated complaint filed on April 12, 2010, alleges breach of fiduciary duty by the directors and officers in connection with the acquisition contemplated by the merger agreement, and asserts aiding and abetting claims against the Company, R.R. Donnelly and Merger Sub. On April 21, 2010, the parties entered into a Memorandum of Understanding, which contemplates, subject to completion of definitive settlement documents and court approval, a settlement of the consolidated cases. The Company has accrued $550 as of September 30, 2010 related to the estimated settlement costs.

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

Item 6.	Exhibits

(a) Exhibits:

31.1	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
31.2	—	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
32.1	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by David J. Shea, Chairman of the Board and Chief Executive Officer
32.2	—	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, signed by John J. Walker, Senior Vice President and Chief Financial Officer
101	—	The following materials from Bowne & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOWNE & CO., INC.

/s/  DAVID J. SHEA
David J. Shea
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010

/s/  JOHN J. WALKER
John J. Walker
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2010

/s/  RICHARD BAMBACH JR.
Richard Bambach Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)

Date: November 5, 2010